Form 10-Q
period 1995-09-30
INTERACTIVE MEDICAL TECHNOLOGIES LTD
filed 1995-11-14
CIK 822997

                                FORM 10-QSB
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

            [X] Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1995

                                     OR

           [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to _______________

                      Commission file number  0-21384

                    INTERACTIVE MEDICAL TECHNOLOGIES LTD.
           (Exact name of registrant as specified in its charter)

          DELAWARE                                              13-3367421
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                         identification number)


2139 Pontius Avenue, Los Angeles, California                 90025
(Address of principal executive offices)                   (Zip Code)

     Registrant's Telephone number, including area code: (310) 312-9652 not applicable
 (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X          No

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
           Class of Common Stock                     November 1, 1995
              $.001 par value                        21,225,192 shares

Transitional Small Business Disclosure Format     Yes       No  X

         Number of sequentially numbered pages in the document: 48

                                  FORM 10-QSB
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                     INTERACTIVE MEDICAL TECHNOLOGIES LTD.

                                    Index


PART I - FINANCIAL INFORMATION                                          Page

     Item 1. Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at
           December 31, 1994 and September 30, 1995 (unaudited)            3

          Condensed Consolidated Statements of Operations
           for the three months and nine months ended September 30, 1994
           (unaudited) and 1995 (unaudited)                                 5

          Condensed Consolidated Statements of Cash Flows
           for the nine months ended September 30, 1994 (unaudited)
           and 1995 (unaudited)                                             6

          Notes to Condensed Consolidated Financial Statements              7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                    26

PART II. - OTHER INFORMATION

     Item 1. Legal Proceedings                                             45

     Item 4. Submission of Matters of a Vote to Security Holders           46

     Item 5. Other Information                                             47

     Item 6. Exhibits and Reports on Form 8-K                              47

Signatures                                                                 48

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            INTERACTIVE MEDICAL TECHNOLOGIES LTD. and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   December 31, 1994 and September 30, 1995

                                    ASSETS

                                                         DECEMBER 31,          SEPTEMBER 30,
                                                            1994                    1995
                                                         -----------           -------------
                                                                                (UNAUDITED)
CURRENT ASSETS:
  Cash                                                   $   25,215              $  389,486
  Accounts receivable, net of allowance for doubtful
   accounts of $170,000 as of December 31, 1994             110,587                 183,045
  Interest receivable, net of allowance for doubtful
   accounts of $45,000 as of December 31, 1994 and $48,000
   as of September 30, 1995                                   3,795                  40,955
  Notes receivable from shareholder                          60,186                  16,548
  Leases receivable                                         141,414                 189,559
  Inventory                                                  11,200                  11,200
  Deferred financing cost                                   168,967                  10,138
  Due from related parties                                    5,590                 109,571
  Prepaid expenses                                              -                   225,000
                                                         ----------              ----------
    Total current assets                                    499,954               1,175,502
                                                         ----------              ----------
PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, at cost, net of
  accumulated depreciation and amortization of
  $1,021,857 as of December 31, 1994 and $1,526,279
  as of September 30, 1995
  Office equipment                                          166,357                 119,810
  Leasehold improvements                                    253,710                 172,823
  Magnetic resonance imaging systems                      2,743,890               2,382,873
                                                         ----------              ----------
    Property, equipment and leasehold
    improvements, net                                     3,163,957               2,675,506
                                                         ----------              ----------
OTHER ASSETS:
  Patents, net of accumulated amortization of
  $84,371 as of December 31, 1994 and $101,445
  as of September 30, 1995                                  282,510                 292,034
  Investment in KCD Incorporated, at cost                      -                    217,243
  Deposits and other assets                                  59,900                  59,900
                                                         ----------              ----------
Total other assets                                          342,410                 569,177
                                                         ----------              ----------
      TOTAL ASSETS                                       $4,006,321              $4,420,185
                                                         ----------              ----------
                                                         ----------              ----------


                The accompanying notes are an integral part of
                 these condensed consolidated balance sheets.

            INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                   December 31, 1994 and September 30, 1995



                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                          DECEMBER 31,    SEPTEMBER 30,
                                                             1994              1995
                                                          ------------    -------------
                                                                           (UNAUDITED)
CURRENT LIABILITIES
  Loans payable                                           $    34,437     $    84,437
  Convertible notes                                           900,000       1,100,000
  Current portion long term note payable                      387,599         470,661
  Accrued compensation and payroll taxes                       68,512         297,346
  Professional services payable                               207,383         476,899
  Trade payables and other accrued expenses                   104,305         121,633
  Royalties and arbitration award payable                     100,000         298,516
  Income taxes payable                                          3,200           2,771
  Deferred rent                                                12,300           9,870
  Unearned deposit                                             15,000          15,000
  Interest payable - long term note                            38,555          57,251
  Interest payable - convertible notes                          9,000          66,883
                                                          -----------      ----------
      Total current liabilities                             1,880,291       3,001,267
                                                          -----------      ----------

LONG TERM NOTE PAYABLE,
  net of current portion                                    1,085,403         817,320
                                                          -----------      ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' INVESTMENT:
   Common stock, authorized 25,000,000 shares
   of $.001 par value; issued and outstanding
   17,173,121 as of December 31, 1994 and 20,959,008
   as of September 30, 1995                                    17,173          20,959
   Additional paid-in capital                              12,828,395      13,690,811
   Accumulated deficit                                    (11,419,567)    (12,975,216)
                                                          -----------     ------------
                                                            1,426,001          736,554
                                                          -----------     ------------
   Note receivable from sale of stock, net of allowance
     for doubtful accounts of $125,000 as of December 31, 1994
     and September 30, 1995                                    -                -
   Prepaid consulting and financing cost                     (385,374)       (134,956)
                                                          -----------     ------------
      Total  shareholders' investment                       1,040,627          601,598
                                                          -----------     ------------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' INVESTMENT                             $4,006,321        4,420,185
                                                          -----------     ------------
                                                          -----------     ------------



                The accompanying notes are an integral part of
                 these condensed consolidated balance sheets.

            INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

    For the three months and nine months Ended September 30, 1994 and 1995

                                 (Unaudited)

                                                    FOR THE                    FOR THE
                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                               -------------------         ------------------
                                              1994             1995       1994            1995
                                             ------           ------     ------          ------
REVENUES
  Products and services                     $   280,356    $   237,127   $   490,663    $   717,685
  Lease rentals                                 203,868        113,779       573,680        341,337
                                            -----------    -----------   -----------    -----------
                                                484,224        350,906     1,064,343      1,059,022
                                            -----------    -----------   -----------    -----------
COST AND EXPENSES
  Cost of revenues
    Products and services                        27,990         92,163       102,962        285,895
    Lease operations                            120,339        120,339       361,017        361,017
                                            -----------    -----------   -----------    -----------
                                                148,329        212,502       463,979        646,912

  Research and development                       97,828         38,177       311,727        184,968
  Selling, general and administrative expenses  632,610        491,592     2,152,130      1,289,744
                                            -----------    -----------   -----------    -----------
                                                878,767        742,271     2,927,836      2,121,624
                                            -----------    -----------   -----------    -----------
    Loss from operations                       (394,543)      (391,365)   (1,863,493)    (1,062,602)
                                            -----------    -----------   -----------    -----------

INTEREST EXPENSE AND OTHER
  Interest expense - other                        2,127         88,031         6,189        309,477
  Interest expense - lease obligations           39,377         31,176       106,344         99,867
  Interest income                                (4,865)       (11,991)      (17,381)       (55,022)
  Settlements and arbitration award                 -            9,721           -          136,325
                                            -----------    -----------   -----------    -----------
  Interest expense and other, net                36,639        116,937        95,152        490,647
                                            -----------    -----------   -----------    -----------

  Loss before provision for income taxes       (431,182)      (508,302)   (1,958,645)    (1,553,249)

PROVISION FOR INCOME TAXES                          800            800         2,400          2,400
                                            -----------    -----------   -----------    -----------

NET LOSS                                      $(431,982)     $(509,102)  $(1,961,045)   $(1,555,649)
                                            -----------    -----------   -----------    -----------
                                            -----------    -----------   -----------    -----------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                  16,740,332     19,817,305    16,553,679     18,243,811
                                            -----------    -----------   -----------    -----------
                                            -----------    -----------   -----------    -----------

NET LOSS PER SHARE                          $      (.03)   $      (.03)  $      (.12)    $    (.09)
                                            -----------    -----------   -----------    -----------
                                            -----------    -----------   -----------    -----------


               The accompanying notes are an integral part of
              these condensed consolidated financial statements.

            INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995
                                 (Unaudited)


                                                                        FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                        --------------------
                                                                         1994           1995
                                                                        ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(1,961,045)   $(1,555,649)
  Adjustments to reconcile net loss to
   net cash (used in) operating activities:
    Research and development efforts contributed as capital              150,000         30,000
    Depreciation and amortization                                        532,865        930,741
    Issuance of warrants                                                  48,400         68,500
    Stock issued for financial consulting and legal services             172,019           -
    Decrease (increase) in:
      Accounts receivable                                                (77,379)       (72,458)
      Interest receivable                                                (16,401)       (37,160)
      Notes receivable                                                    24,283         43,638
      Lease receivable                                                   104,801        (75,145)
      Inventory                                                           19,950           -
      Prepaid expenses                                                      -          (225,000)
    Increase (decrease) in:
      Due (from) to related parties and former shareholders               48,743       (103,981)
      Professional fees and other payables                               374,974        713,765
      Deferred revenues                                                    5,445           -
      Deferred rent                                                        1,470         (2,430)
      Interest payable                                                   (47,320)        76,579
                                                                     -----------    -----------
        NET CASH USED IN OPERATING ACTIVITIES                           (619,195)      (208,600)
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, equipment and
   leasehold improvements, net                                           (43,985)       (15,970)
  Expenditures for patents                                               (15,854)       (26,597)
  Investments in KCD Incorporated                                           -          (217,243)
                                                                     -----------    -----------
        NET CASH USED IN INVESTING ACTIVITIES                            (59,839)      (259,810)
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on long-term note                                             (261,572)      (185,021)
  Proceeds from exercise of warrants                                      81,336         54,511
  Proceeds from loans payable                                             34,437         75,000
  Proceeds from issuance of convertible notes                               -           300,000
  Proceeds from sale of common stock                                     715,287        266,245
  Additional capital contribution from shareholders                         -           121,946
  Proceeds from repayment of shareholder loan                             70,000            -
  Issuance of common stock to escrow, net                                   -           200,000
                                                                     -----------    -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                        639,488        832,681
                                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH                                          (39,546)       364,271
CASH, beginning of period                                                 46,420         25,215
                                                                     -----------    -----------
CASH, end of period                                                  $     6,874    $   389,486
                                                                     -----------    -----------
                                                                     -----------    -----------



               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

                    INTERACTIVE MEDICAL TECHNOLOGIES LTD.
                             and SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                            September 30, 1995

1.  SIGNIFICANT RISKS

     During 1994 and the nine months ended September 30, 1995 consolidated revenues of Interactive Medical Technologies Ltd. (Interactive) and subsidiaries (the Company) were generated from the sale and royalties from the sale of fat sequestrant product and technology, the sale of microspheres and related laboratory services and lease revenues from magnetic resonance imaging systems.

     The Company has incurred net losses since inception (1986) including losses of $1,351,902, $3,057,193 and $3,084,495 for the years ended December 31, 1992, 1993 and 1994 and $1,555,649 for the nine months ended September 30, 1995. Continuing losses have adversely affected the liquidity of the Company, as well as the Company's ability to raise necessary additional capital. As of September 30, 1995, the Company had an accumulated deficit of $12,975,216 and negative working capital of $1,825,765. In addition, the Company is subject to various business risks, including but not limited to its ability to maintain vendor and supplier relationships by paying bills when due, and overcoming future and ongoing product development and distribution issues. The Company and its management have been named in certain litigation. The Company is subject to various claims, lawsuits, lawsuit settlements and judgements. The Company's legal costs have been paid from available funds and unpaid amounts have been accrued. There is no assurance such funds will continue to be available, and the inability to pay judgements when due or fees of defense counsel may result in settlement of the actions on unfavorable terms to the Company.

     The Company has shifted the allocation of its resources to licensing the fat sequestrant technology, development of new weight control products and to product development work on the human imaging contrast microspheres, the expected primary product line of the Company in the future. Should required funding for operating needs or research and development programs not be available to the Company through the sale of securities, the Company anticipates that it would accelerate its efforts to secure one or more strategic corporate partners for its contrast microspheres. Should the Company's operations require funding that is not available to the Company at that time, the Company could be required to curtail or eliminate certain of its current operations or research and development activities for the contrast microspheres.

     In March 1994, the Company entered into a license agreement for the product technology in the United States and Canada with KCD Incorporated ("KCD"), a company which has access to the major domestic retail pharmacy and health food chains. KCD is a recently formed organization that has limited management and financial resources, and there can be no assurance that it will continue to be successful in marketing its fat sequestrant product or that it will be able to pay all of the required minimum royalty payments to the Company under the license agreement. KCD was seriously delinquent in making royalty payments to the Company. In May 1995, the Company and KCD entered into an amended license agreement. Under the terms of the amended agreement, one-half ($217,243) of past due royalties and interest (aggregating $434,487) as of April 1, 1995 is scheduled to be paid in twelve equal monthly installments of $18,104 plus monthly payment of interest at 1.5% per month on the outstanding balance beginning July 1, 1995. The remaining one-half ($217,243) of past due royalties and interest was satisfied by KCD's issuance to the Company of 100,000 shares of KCD restricted common stock. The amended agreement generally provides for a royalty equal to 6% of gross sales (less freight and shipping) of licensed products payable monthly within thirty days. Through September 30, 1995, the Company has received from KCD licensing fees and royalties of $645,743, 100,000 KCD restricted common shares ($217,243) and has earned additional royalties of $169,000. KCD has advised the Company that during the period April 1994 through September 1995, sales of the product covered under the license have approximated $7,300,000 at wholesale value. Payments from KCD are current under the terms of the amended agreement as of September 30, 1995.

     Management anticipates 1995 revenues from microspheres, laboratory services, fat sequestrant royalties and MRI leasing operations will be adequate to provide only the cash needed for direct commercial operations. There are no assurances that revenue goals for microspheres, laboratory services, fat sequestrant royalties and MRI leasing operations will be achieved. A substantial amount of these revenues (consisting of revenues from MRI leasing operations and the fat sequestrant royalties) have been accrued but have not yet generated cash flow.

     Due to the above factors, losses may continue in the future. At this date, there is no assurance that market acceptance of existing products will generate sales sufficient to create adequate cash flow, nor that the contrast microsphere products will be successfully developed, on a timely basis, or that adequate future financing will be obtained to complete development projects in process, obtain necessary regulatory approvals and sustain other business operations. Management's goal of filing an IND (investigational new drug application) with the FDA to obtain approval to commence human testing of the contrast microspheres will require significant additional funding.

     The Company's revised financial plan is in the process of being implemented. During the third quarter, management's efforts were focused on settling old debts, settlement of lawsuits, and raising working capital. These efforts will continue during the fourth quarter. Management believes that the Company will be in a position to move forward during 1996 and is in the process of developing plans to expand distribution of the Company's existing dietary products and plans on launching several new products during 1996. The Company is also focusing on expanding its microsphere and laboratory services business and is pursuing a licensing agreement and research grants on its contrast microspheres for human development.

     The Company estimates that to initiate and complete the clinical development program for the first diagnostic indication for its contrast microspheres will require the expenditure by the Company or a strategic partner of between $3,000,000 and $10,000,000 over the next 36 months. Operating revenues are not expected to be sufficient to fund this development program, which will need to be financed out of the proceeds, if any, from exercise of the Company's outstanding warrants, through the sale of additional securities by the Company or by any license fee or advance marketing payments that the Company is able to obtain in connection with the future licensing of its contrast microsphere or other products or by a combination of these sources.

     Dr. Shell has potential conflicts of interest with the Company. These conflicts include operation of an independent research activity under his control, and engaging in his private medical practice which detracts from the time devoted to the Company. The Company depends on Dr. Shell to perform clinical trials on fat sequestrant agents and to provide expensive color flow Doppler echocardiographic equipment to assess the contrast spheres. Dr. Shell does not charge the Company for these services but contributes them to the Company as capital. In view of the fact that the value assigned to these services is the estimated actual cost incurred, were the Company required to pay a third party for these clinical trials, it would increase the cost of this research and development work by approximately 15% to 20% and would create a material adverse effect on cash flow as Dr. Shell's services are contributed to capital. Despite Dr. Shell's intention to continue this arrangement for the foreseeable future, any change in this arrangement could severely impact the Company's ability to perform clinical trials. Dr. Shell operates an independent medical practice which performs clinical research for pharmaceutical companies as well as traditional patient care. Despite the expressed intention of Dr. Shell to give preference to Company business, these obligations may restrict and/or reduce his involvement in Company affairs at a time when his services are critically important.

     The Company carries no direct product liability insurance, relying instead on the coverage afforded by its distributors and the manufacturers from whom it obtains products. These coverages directly protect the insured who pay the premiums and only secondarily the Company. There is no assurance that such coverages will adequately cover any claims which may be brought against the Company. In addition, the Company does not have any general liability coverage.

     These factors raise substantial doubt that the Company may be able to continue as a going concern. The financial statements do not include any adjustment relating to the realization or classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. ACCOUNTING POLICIES

     Basis of Presentation

          The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The following matters raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 1 to the financial statements, the Company operates under extreme liquidity constraints and, because of recurring losses, increasing difficulty in raising necessary additional capital. As of September 30, 1995, the Company has an accumulated deficit of $12,975,216 and negative working capital of $1,825,765. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments, the resolution of various claims and lawsuits (discussed in the following paragraph), and overcoming future and ongoing product development and distribution issues. Management's plan in regard to these matters is described above. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

          As more fully discussed in the Company's December 31, 1994 Form 10-KSB, the Company is subject to various claims, lawsuits, lawsuit settlements and judgements. The Company's legal costs and portions of judgements have been paid from available funds and unpaid amounts have been accrued. However, there is no assurance such funds will continue to be available, and the inability to pay judgements, when due or fees of defense counsel may result in settlement of the actions on unfavorable terms to the Company.

          In the opinion of the management of the Company, the accompanying condensed unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1995, the results of its operations for the three months and nine months ended September 30, 1995 and 1994 and the cash flows for the nine months ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1994 Form 10-KSB.

          The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1995.

     INCOME TAXES

          No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through December 31, 1994, the Company incurred net operating losses for tax purposes of approximately $10,000,000 and approximately $11,420,000 for accounting purposes. Differences between accounting and tax losses consist primarily of differences in the accounting and tax treatment of depreciation, allowance for doubtful accounts and research and development expenses. The net operating loss carryforward may be used to reduce taxable income through the year 2008. The Company's tax returns have not been audited by the Internal Revenue Service. The carryforward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carryforwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carryforward period has generally been reduced from fifteen years to five years beginning in 1993.

3.  CAPITAL TRANSACTIONS AND LONG TERM DEBT

     The Company currently has public warrants outstanding as follows:
242,050 "B" warrants at $1.00 per share, 508,950 "C" warrants at $1.25 per share, and 710,000 "D" warrants at $1.50 per share. From January 1, 1993 through September 30, 1995, 2,095,100 public warrants were exercised at $2,210,965 less transfer agent fees of $24,800. As of September 30, 1995, 1,461,000 publicly traded warrants may potentially be exercised, which would generate approximately $1,943,238 additional gross proceeds if all of such warrants are exercised. These warrants, which were scheduled to expire December 31, 1994, were extended by the Company to that date which is sixty
(60) days subsequent to the effective date of the Company's Registration Statement post-effective amendment currently filed with the Securities and Exchange Commission but in no event later than December 31, 1995. Exercise of the extended warrants is subject to an effective registration statement with the Securities and Exchange Commission. Each class of the extended warrants also will be redeemable at any time by the Company (either separately or collectively) upon 30 days prior notice to the warrantholders by the Company at $.01 for each unexercised warrant. Each warrant entitles the holder thereof the right to purchase one share of the Company's common stock. In addition, there were other privately held warrants outstanding as of September 30, 1995, to purchase a total of 4,051,889 shares of the Company's common stock at purchase prices per share ranging from $.10 to $4.00.

     In February 1994, the Company issued 20,000 warrants to purchase restricted shares at $1.88 per share over a three-year period to unaffiliated third parties for financial consulting services and recorded $10,000 as the value of the warrants, as consulting fees.

     In March 1994, the Company issued 87,500 warrants to purchase restricted shares at $4.00 per share over a five-year period to an unaffiliated third party for financial advisory services and recorded $8,750 as the value of the warrants, as consulting fees.

     In March 1994, the Company issued 55,500 shares of restricted stock to an unaffiliated third party for financial advisory services and recorded $104,340 as consulting fees and issued an additional 32,000 restricted shares in exchange for $60,160.

     In April 1994, the Company issued 36,000 restricted shares and 36,000 warrants to purchase restricted shares at $2.05 per share over a three-year period to an attorney for legal services rendered. The Company recorded $67,680 as the value of the shares and $14,400 as the value of the warrants as legal fees.

     In April 1994, the Company completed a private placement of its securities to foreign investors in an offering under Regulation S in which it raised net proceeds of approximately $640,000. In connection with the completed offering, the Company issued 360,000 units. Each unit consists of one share of restricted common stock at $2.00 per share, plus a warrant to purchase one-half additional share of restricted common stock at $3.00 per share during a three-year period. The placement agent for the initial closing received warrants to purchase 125,000 shares of the Company's restricted common stock on the same terms as the Regulation S investors. The Company recorded $15,250 as the value of the warrants as financing and consulting fees.

     In September 1994, the Company issued 150,000 shares of common stock to an unaffiliated third party in consideration for shareholder services to be provided over a two year period and $15,000 of cash consideration. The Company recorded $309,450 as the value of the shares, and $294,450 as prepaid consulting fees as an offset to equity.

     In October 1994, the Company issued 2,500 warrants to purchase restricted shares at $.01 per share over a three-year period to unaffiliated parties for consideration of a short-term promissory note in the amount of $50,000. The Company recorded $3,750 as the value of the warrants as interest expense. These warrants were exercised in December 1994.

     In November 1994, the Company issued 4,000 warrants to purchase restricted shares at $.01 per share over a three year period to unaffiliated third parties for consideration of extension of a short-term promissory note. The Company recorded $6,000 as the value of the warrants as interest expense. These warrants were exercised in December 1994.

     In November 1994, the Company completed a private placement to foreign investors in an offering under Regulation S of $900,000 one-year convertible promissory notes in which it raised net proceeds of approximately $714,770. The notes are convertible, commencing four months from issue date, into Company common stock at $1.20 per share plus 90-day warrants to acquire additional shares at $.01 per share in an amount equal to 40% of the shares issued upon conversion. The convertible promissory notes accrue interest at 8% per annum which is payable quarterly. Accrued and unpaid interest as of the date of conversion is forfeited upon conversion and is not converted into shares or warrants. In connection with issuance of the notes, the Company pledged its second MRI unit until all the notes have been repaid or converted into Company common stock. The placement agent received warrants to purchase 157,500 shares of

Company common stock at $2.00 per share over a three year period valued at $7,875 which was recorded as deferred financing costs. In November 1995: (i) $775,000 of these notes were converted into 6,200,000 shares of Company common stock (ii) $50,000 of these notes were repaid; and all other obligations of the Company under these notes were released. The remaining $75,000 of these notes were extended for an additional six-month period and the conversion price was amended to be a 30% discount to the market at time of conversion but not greater than $0.50 per share or less than $0.125 per share. Other terms and conditions remain as originally issued.

     In November 1994, the Company concluded agreements under which Raifinanz AG, Zurich, Switzerland ("RAI"), will assist the Company in securing strategic partnering agreements for its products and technologies and will provide financial advisory services to the Company. In connection with these agreements, the Company issued 500,000 warrants to purchase shares issued under Regulation S over a three-year period as follows:

     NUMBER OF WARRANTS    EXERCISE PRICE    VESTING DATE       VALUE
     ------------------    --------------    ------------       -----
           100,000             $.01          November 1994     $90,000
           100,000              .86          November 1994       5,000
           150,000             2.00          November 1994       7,500
           150,000         Market price      25,000 per month    7,500
                           on vesting date   for six months
                                             beginning in
                                             November 1994
         ----------                                          ---------
           500,000                                            $110,000
         ----------                                          ---------

     The value of these warrants of $110,000 was recorded as prepaid financing cost as an offset to equity. 100,000 of these warrants were exercised in January 1995.

     In December 1994, the Company issued 242,593 restricted shares to an officer in connection with his employment agreement and recorded $208,630 as compensation in satisfaction of amounts due in the first quarter of 1994.

     In December 1994, the Company issued 300,000 warrants to an unaffiliated third party in consideration for financial advisory services to be provided over a two year period as follows:

     NUMBER OF WARRANTS    EXERCISE PRICE    VESTING DATE       VALUE
     ------------------    --------------    ------------       -----
          50,000             $  .01          December 1994     $45,000
         150,000               1.00          December 1994       7,500
          50,000               1.50          June 1995           2,500
          50,000               2.00          December 1995       2,500
       ----------                                              ---------
         300,000                                               $57,500
       ----------                                              ---------

     The warrants have a term of three years from vesting date and contain registration rights. The Company recorded $57,500 as the value of the warrants, as prepaid consulting fees as an offset to equity. In February, 1995, these warrants were modified as follows:

     NUMBER OF WARRANTS    EXERCISE PRICE    VESTING DATE       VALUE
     ------------------    --------------    ------------       -----
          150,000           $  .01           February 1995     $118,500
           50,000              .75           February 1995        2,500
           50,000             1.00           August 1995          2,500
           50,000             1.50           February 1996        2,500
        ----------                                             ---------
          300,000                                              $126,000
        ----------                                             ---------

     The Company recorded an additional $68,500 as the value of the modification of the warrants, as prepaid consulting fees as an offset to equity. 150,000 of these warrants were exercised in April 1995. Effective as of May 15, 1995, these services were terminated, the remaining 150,000 warrants were cancelled and the remaining balance of prepaid consulting fees was written off.

     In May 1995, the Company issued 555,555 shares of restricted stock and 400,000 warrants to purchase restricted shares at $.10 per share in exchange for $100,000, to a current shareholder. These warrants contain certain registration rights. During November 1995, 200,000 of these warrants were exercised.

     In May 1995, the Company issued 200,000 warrants to purchase restricted shares at $.16 per share in lieu of compensation, to a current employee. These warrants contain certain registration rights.

     In May 1995, the Company authorized issuance of 5,200,000 warrants (of which 1,560,000 immediately vested) to purchase restricted shares at prices ranging from $.30 to $.50 per share, vesting over a 24-month period, to current officers and directors.

          In August 1995, the Company completed a private placement of its securities to foreign investors in an offering under Regulation S in which it raised net proceeds of approximately $140,348. In connection with the completed offering, the Company issued 725,168 shares of restricted stock at prices ranging from $0.36 to $0.42 per share, plus 725,168 warrants to purchase additional shares of restricted common stock at $0.50 per share during a two-year period. During August 1995, 116,279 of these warrants were exercised.

          In August 1995, the Company completed a private placement of 10% convertible subordinated notes to foreign investors in the aggregate amount of $300,000 which mature on December 31, 1995. In order to fulfill the Company's obligation to deliver shares of the Company's common stock upon conversion of the notes, an aggregate of 2,000,000 shares have been issued under Regulation S and are being held in escrow. During September 1995, $100,000 of these notes were converted into 549,448 shares of Company common stock. In October 1995, an additional $200,000 of these notes were converted into 1,714,736 shares of Company common stock.

          In October 1995, the Company entered into a third party advisory and consulting agreement, effective as of May 1995. In consideration of the consulting services to be provided by consultant to the Company under this agreement, and for services previously rendered to the Company, the Company shall issue to consultant an aggregate of 1,000,000 warrants, which shall become exercisable as follows: 600,000 warrants shall be immediately exercisable; an additional 50,000 warrants shall become exercisable every three months from the date of this agreement until the second anniversary of the date of this agreement. Each warrant shall be exercisable to purchase one share of common stock of the Company at a purchase price of .35CENTS per share. Each warrant shall be exercisable for a period of two years from the date of issue. These warrants contain demand registration rights.

     One of the Company's two magnetic resonance imaging (MRI) systems (the "Units") currently is installed in a mobile van at an operating site in Jefferson Valley, New York and has been in use since September 1992 and is leased to Tri-County Mobil MRI, L.P. ("Tri-County"), whose general partner is Diagnostics Resource Funding. This lease provides for monthly payments of $37,926 to Venus Management, Inc. ("VMI") through August 1999 and $68,589 in September 1999 (with such payments being guaranteed by Medical Funding of America, Inc., "MFA"), and VMI is required to make monthly installment payments (which includes interest at 10.5% per annum on the unpaid principal balance) for the first Unit to a third party finance company of $37,926 through September 1997, $18,580 from October 1997 through August 1999 and $68,589 in September 1999. As of September 30, 1995, the balance of this debt aggregated $1,345,232 (including interest currently due of $57,251) of which $527,913 is due within the next twelve months. This lease provides for a purchase option at the expiration of the initial term of such lease equal to the then fair market value of the first Unit.

     Tri-County was delinquent in making certain of its lease payments to VMI under the terms of the lease agreement concerning the first Unit, and MFA failed to make these payments to VMI under its guarantee of Tri-County's payments to VMI. Accordingly, VMI had not made certain payments due to the third party finance company for the first Unit. As a result, the third party finance company commenced a lawsuit against MFA and the Company in which it sought repayment in full of MFA's note to that company (the debt service on which was to be serviced by VMI) and return of the first Unit to that company. The finance company subsequently dismissed its lawsuit without prejudice. Should Tri-County fail to make its future lease payments to VMI and should VMI be unable to make its future required payments to the finance company (i) VMI could lose ownership and possession of the first Unit and
(ii) the entire remaining balance of the MFA note would become immediately payable, with VMI and the Company being liable, together with MFA, for any deficiency in repayment of the note. The Company, VMI, MFA and Tri-County are currently negotiating a rescheduled financing for this debt.

     The second of the two Units has not yet been placed in service. MFA has leased the second Unit from VMI under a five-year lease. The payments under this lease were to commence as of January 27, 1994 (the first twenty-one payments which total approximately $630,630 being delinquent as of September 30, 1995). The lease provides for monthly payments of $30,030. Although VMI has commenced litigation against MFA for payment of delinquent lease payments, there can be no assurance that MFA will be able to make any of those required lease payments to VMI. Receivables of $270,270 related to a portion of these lease payments were written off during 1994 (Note 4). Depreciation on the second Unit commenced during the first quarter of 1994. This lease provides for a purchase option at the expiration of the initial term of such lease equal to the then fair market value of the second Unit, but not to exceed fifteen percent (15%) of the original capitalized cost ($1,350,000), payable during the year following the expiration of the initial term of such lease in twelve equal monthly payments.

     In April, 1995, Johnson & Johnson Finance Corp. ("J&J Finance") brought an action against MFA and VMI in connection with a loan made by J&J Finance to MFA that was secured by a lien granted by MFA on the Resonex MRI unit owned by VMI. After MFA defaulted on the foregoing loan, J&J Finance, in June 1995, obtained a writ of attachment on the Resonex MRI unit and has taken physical possession of that unit.

     It is the Company's position that MFA had no authority to secure the foregoing loan with VMI's MRI unit (which was carried on the Company's September 30, 1995 balance sheet at $1,012,500 after accumulated depreciation), since the loan was made solely for the benefit of MFA, the lien was placed on the MRI unit without VMI's knowledge or consent, and none of the loan proceeds were received by VMI or the Company. VMI intends to vigorously assert its right to recover from J&J Finance the MRI unit or any proceeds received by J&J Finance from the sale of the unit. In the event J&J Finance prevails in its assertion that it was entitled to foreclose upon and retain the MRI unit and any proceeds from the sale of that unit, VMI and the Company intend to assert their rights against MFA for fraudulently pledging the MRI unit to J&J Finance. Although the Company believes VMI is entitled to recover the MRI unit from J&J Finance and that VMI should prevail in its claims against MFA should J&J Finance be permitted to retain the MRI unit, there can be no assurance that VMI will prevail against either party or that VMI will be able to collect any judgement that it may obtain against MFA.

4.  COMMITMENTS AND CONTINGENCIES

     LITIGATION

          The Securities and Exchange Commission's New York Regional and Enforcement staff commenced an inquiry in December 1990 concerning possible securities violations of the registration, anti-fraud, notice and reporting provisions under various provisions of the federal securities laws that may have occurred between July 1989 through January 1990 resulting from the actions of the Company and certain members of its management during that period. As part of a settlement agreement, the Company, Dr. William Shell, and Philip Dascher, the Company's former President, without admitting or denying any violations, and without any findings of fact, consented in August 1992 to the entry of a judgement for a permanent injunction enjoining them from further violations of various provisions of the federal securities laws. The settlement included a rescission offer that was made by the Company to 17 individuals who had previously exercised warrants to purchase the Company's common stock at a time when a current registration statement was not in effect. None of the individuals, however, elected to exercise this right of rescission.

          In September 1993, Dr. Shell commenced an action against Dynamic Products, Inc. ("Dynamic"), D&F Industries ("D&F") in his capacity as a 25% shareholder of FATCO in the Orange County Superior Court of the State of California seeking damages from these parties for their alleged breach of contract and misappropriation of certain trade secrets of FATCO and the Company relating to the first generation fat sequestrant product. Dr. Shell has asserted in this action that Dynamic has sold the first generation fat sequestrant product to Herbalife for resale in the United States without the required payment of royalties to FATCO (which is obligated to pay Dr. Shell 25% of its royalty income, which Dr. Shell then contributes to the Company) based on those sales. Dr. Shell and the Company have agreed to share the damages, if any, recovered by Dr. Shell in this lawsuit on a basis to be negotiated by the Company and Dr. Shell. There can be no assurance that the defendants in this litigation in response to Dr. Shell's action will not commence litigation against the Company that will result in the Company incurring legal fees to defend such litigation. In October 1994, Dr. Shell filed a related lawsuit against FATCO in the same court seeking the termination of a 1987 agreement between FATCO and Shell licensing certain fat sequestrant technology of Dr. Shell to FATCO based upon failure of FATCO to fully exploit the transferred technology for the benefit of Shell, failure to fully exploit the products, knowingly permitting sales of products made utilizing the technology transferred to continue even though no royalties were being paid on those sales, refusing to pursue legal action to collect the unpaid royalties and stopping the unauthorized sales, and by entering into a renewal of an agreement with a distributor on the same unfavorable terms which previously existed and which diverted monies which should have been paid to FATCO to other entities owned and controlled by some of the shareholders and members of the Board of Directors of FATCO. FATCO has filed a cross-complaint in this action against Shell alleging breach of the licensing agreement between Shell and FATCO. The basis of this cross complaint appears to pertain to the license agreement between EHI and KCD, Inc.

          In January 1995, Dr. Shell, on behalf of FATCO, filed another action in the Orange County Superior Court of the State of California substantially similar to the action filed by Dr. Shell in 1993 against Dynamic Products, Inc. This newly filed action names certain individual shareholders and directors of FATCO, Dynamic and D&F Industries as well as Herbalife International Inc. ("Herbalife"). In March 1995, this action and the lawsuit against Herbalife described below were settled with respect to Herbalife and its directors, with neither party making any payments to the other in connection with this settlement.

          In March 1994, the Company and S/S sued Herbalife (settled with respect to Herbalife) and D&F in Superior Court for the County of Orange, California for fraud, breach of contract and conspiracy to misappropriate trade secrets. The Company alleges in this lawsuit that S/S provided certain confidential information and trade secrets to D&F, which misappropriated this information to manufacture an advanced fat sequestrant product. The Company is seeking in this lawsuit injunctive relief and damages in an unspecified amount from defendants. This matter has been consolidated for trial with the action against Dynamic Products, Inc. and the action against the officers and Directors of Dynamic Products, Inc. and D&F Industries, Inc.

          In April 1994, Rod Sherman and Computer Buddy sued Clark Holcomb and the Company in Superior Court for the County of Los Angeles for breach of an alleged oral contract pursuant to which Holcomb and the Company were to pay Sherman a finder's fee for all shares of the Company's stock sold to third parties introduced by Sherman to Holcomb or the Company of which Sherman alleges that $58,000 remains owing to him. Sherman is seeking this amount in his lawsuit although the Company believes that it has no obligation or liability to Sherman in connection with this matter. A trial date has currently been scheduled for March 1996.

          In August 1994, VMI sued MFA in Supreme Court for the County of New York, New York, for breach of contract and accounts due. VMI alleges in this lawsuit that MFA breached an equipment lease agreement for VMI's second MRI unit, the Resonex Machine, by failure to make lease payments due January 27, 1994, and thereafter in the sum of $210,210 as well as interest thereon. VMI is seeking in this lawsuit a judgement against MFA in the sum of $210,210 plus interest thereon with costs, attorney's fees and disbursements and other relief. VMI will also seek a judgement for all unpaid lease payments subsequent to August 1994 which total an additional $420,420 through September 30, 1995.

          In August 1995, the Company, Dr. Jackie See and Francis Pizzulli entered into preliminary settlement agreements regarding the pending arbitration proceedings before the Judicial Arbitration and Mediation Service, Inc. in Santa Monica, California. As part of the proposed settlement agreements the Company agreed: 1) to pay Dr. See and Mr. Pizzulli starting in July, 1995 a total of 3% of the Company's net sales of products, and 30% of the Company's receipt of royalties from the Company's licensees under certain patents owned by the Company covering colored microspheres, contrast microspheres and fat sequestrant product; 2) to pay to Dr. See and Mr. Pizzulli on a monthly basis over time, a total of 3% of the Company's net sales of products, and 3% of the Company's receipt of royalties from the Company's licensees under certain patents owned by the Company covering colored microspheres, contrast microspheres and fat sequestrant product of $46,789 through June 30, 1995, attorney fees of $126,604 incurred incident to the arbitration, and $124,431 in settlement of certain contingent liability issues raised in the arbitration proceedings; and 3) to transfer to Dr. See and Mr. Pizzulli 25,000 restricted shares of KCD Incorporated common stock. Dr. See executed a formal agreement during September 1995.

          In addition, the Company has proposed a settlement of Mr. Pizzulli's claim for damages he alleged he suffered as the result of the Company's timing to permit him to publicly resell up to 283,000 shares of the Company's common stock under Rule 144, by the Company issuing Mr. Pizzulli 183,000 shares of the Company's common stock under Rule 144 with an agreement to issue Mr. Pizzulli an additional 75,000 shares of the Company's common stock issued under Rule 144 in the event that the price per share of the Company's common stock does not reach an agreed level by March 31, 1996, and an officer of the Company transferring to Mr. Pizzulli 117,000 free trading shares of the Company's common stock. Mr. Pizzulli has declined the Company's offer and negotiations are continuing.

          In January 1995, Roger Donenfeld sued Clark Holcomb, William Pelzer, Jr. and the Company in Superior Court for the County of Los Angeles for rescission and restitution, fraudulent misrepresentation, fraud based upon active concealment and suppression of information, fraud based on negligent misrepresentation of fact, conspiracy to defraud and action on a promissory note, all regarding the sale in 1994 by Holcomb to Donenfeld of Company stock. Donenfeld alleges general damages exceeding $100,000 plus punitive damages of $1,000,000. This matter was settled in September 1995 at no cost to the Company.

          In April 1995, Richard Willmon and Nancy Holling sued Clark Holcomb, KCD Incorporated, Dr. Shell and the Company in Superior Court for the County of Ventura for rescission, breach of contract, breach of fiduciary duty, fraud, negligent misrepresentation, constructive trust and negligence all regarding the sales in July 1993 and September 1993 by Holcomb to Holling and Willmon of Company stock. Willmon and Holling allege general damages of $107,250 and $4,275 respectively plus interest, as well as punitive damages in an amount to be proven at time of trial. In July 1995, the Company executed a Settlement Agreement with Nancy Holling. There was no money demanded and none paid in connection with this settlement. The Company believes it has no obligation to Willmon or Holling in connection with this matter.

          In April 1995, David Eastman filed a complaint in the Superior Court of the County of Orange, California against Clark Holcomb, Anita Kavanagh, Dr. Shell and the Company. This action alleges fraud, negligent misrepresentation, rescission and restitution, securities fraud and conspiracy to defraud. This action was served on Dr. Shell and the Company in July 1995. The only allegations of wrong doing are directed at Holcomb and Holcomb is alleged to have been acting as an agent of the other defendants. It is alleged that Holcomb represented that although the shares purchased by the plaintiff contained a legend, they would be free trading in sixty to ninety days. It is also alleged that Holcomb misrepresented the financial condition of the Company. The complaint seeks damages in the amount of $200,000 as well as unspecified punitive damages. The Company and Dr. Shell deny that Holcomb was their agent.

          In March 1995, Donald Seidel sued Clark Holcomb, Dr. Shell, George Berger and the Company in the Superior Court for the County of Los Angeles, which was served on the Company in May 1995. This action alleges breach of contract, fraud, non-payment for services, conspiracy to defraud, unjust enrichment and conversion. Plaintiff is seeking general and compensatory damages of at least $692,000 and special and consequential damages of not less than $170,000, together with exemplary and punitive damages. It is alleged that the Company conspired to defraud plaintiff of his shares of Company stock and deprive him of payment for services. The Company has denied these allegations.

          Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgements or fees of defense counsel which have not been paid or accrued as of September 30, 1995.

          There can be no assurance that the Company will prevail in any of the foregoing lawsuits. The Company may incur substantial expense in connection with this litigation and any unfavorable settlement or judgement against the Company in which the Company is a defendant could have a material adverse effect upon the Company.

     TRANSACTIONS IN COMPANY SECURITIES

          In certain private placements of the Company's shares, a majority of which were shares issued to a former Company director that subsequently became subject to a possible court-ordered sale, a total of approximately 2,506,982 shares of the Company's Common Stock were issued to a small number of individuals. These issuances were structured by the Company in reliance upon the advice of its then securities counsel, and the Company believes that these issuances, standing alone, would have qualified for exemptions from registration under federal and state securities laws. However, certain subsequent resales of these shares, commencing in June 1992, by the original purchasers or their transferees to a total of approximately 330 investors have raised an issue as to whether a technical distribution occurred that might have required either the original issuances or the resales to have been registered. All of the foregoing resales were either directly effected or arranged for by Clark Holcomb.

          The shares involved in the foregoing transactions have been included in a registration statement filed with the Securities and Exchange Commission ("SEC") in October 1993 so as to enable the holders of these shares to publicly resell. The Company continued through 1994 to pursue having that filing become effective, without success. The holders of the shares involved in the transactions described above, however, could have a right of rescission against the persons from whom they acquired the shares or, under certain circumstances, against the Company, if any of those transactions constituted a distribution requiring registration. The Company believes that such holders do not have a valid and enforceable right to such rescission. (The Company's belief is based in part upon the opinion of its current special securities counsel, who has advised the Company that, based on the facts known to such counsel and its analysis of the applicable laws, such counsel believes that these holders do not have a valid and enforceable right to such rescission.) However, subject to any applicable statutes of limitation that might bar such further claims, these shareholders could assert such claims, and the Company has not set aside any reserves to fund any potential liabilities that it might incur in connection with any such future potential claims, which could be material. Should the Company incur any such liabilities, it might seek indemnification or contribution for such liabilities from Mr. Holcomb or other third parties. There can be no assurance, however, that the Company would be successful in asserting any claim for indemnification or contribution or that Mr. Holcomb or any other party required to provide such indemnification or contribution would have adequate financial resources to do so. Any attempt by the Company to obtain indemnification or contribution from Mr. Holcomb could have a material adverse effect upon the Company's relationship with KCD (which is an affiliate of Mr. Holcomb) under its license agreement with KCD, which might elect to terminate, or improperly withhold payments, under the license agreement under these circumstances.

          In October 1995, the staff of the SEC advised the Company that it was considering recommending that the SEC file a civil injunctive action against the Company and Dr. William Shell for alleged violations of the registration provisions of the federal securities laws. The alleged violations appear to relate to the sale by the Company of unregistered shares of its common stock which involved a series of resales of these shares that were either directly effected or were arranged for by Clark Holcomb. These transactions have been the subject of an SEC investigation previously disclosed by the Company.

          The Company is seeking to dissuade the SEC from taking formal action against the Company but believes that it is likely that the SEC will seek permanent injunctive relief. In that event the Company would attempt to enter into a consent decree with the SEC in which the Company, without admitting or denying any wrongdoing, would be enjoined from violating the registration provisions of the federal securities laws in the future. However, it also is possible that the SEC could seek to impose significant monetary penalties on the Company or to require the Company to offer rescission to the purchasers of some or all of the shares involved in the unregistered transactions. Although the Company believes it is not likely that these additional forms of relief would be imposed upon the Company, any such additional relief imposed could have a materially adverse effect upon the Company. The Company also is not in a position to predict what, if any, additional remedies the SEC might seek against Dr. Shell. The Company and Dr. Shell are subject to a 1992 permanent injunction enjoining them from violating the federal securities laws.

          While the ultimate outcome of these issues, if claims were asserted and litigated, is complicated and not free from doubt, management with the advice of legal counsel believes, on the basis of the facts currently known, that it is not probable that the Company would have any material liability.

     LEASEHOLD IMPROVEMENTS

          The Company completed major reconstruction of its facility as of December 31, 1993. As of December 31, 1993, costs of approximately $431,000 were incurred. This construction was being funded to the extent of $350,000 by a shareholder (Clark Holcomb) who was issued 500,000 shares in December 1992 in exchange for his $350,000 commitment to the reconstruction of the facility. As of September 30, 1995, $225,000 of this funding has been received from the shareholder. Currently the unpaid portion of $125,000 is shown as a note receivable, as an offset to the equity section of the Company's balance sheet. This obligation was payable in monthly installments of not less than $10,000 plus accumulated interest through May 1, 1994 with the remaining principal balance plus interest originally due on June 1, 1994 and interest accrued at 1% per month on the unpaid balance. This note was subsequently extended to November 1, 1994 under the existing terms and conditions with the exception that the Company has the right to call the note on thirty days notice. As of September 30, 1995, this note plus accrued interest was delinquent in the approximate amount of $173,000 and the Company recorded a provision for possible uncollectible accounts for that amount. The Company is currently negotiating a settlement of the outstanding balances.

     LICENSE AGREEMENTS

          In March 1994, the Company entered into a license agreement for the Company's fat sequestrant technology in the United States and Canada with
KCD, a recently formed distribution organization having access to the major domestic retail pharmacy and health food chains. KCD was seriously delinquent in making royalty payments to the Company. In May 1995, the Company and KCD entered into an amended license agreement. Under the terms of the amended agreement, one-half ($217,243) of past due royalties and interest (aggregating $434,487) as of April 1, 1995 is scheduled to be paid in twelve equal monthly installments of $18,104 plus monthly payment of interest at 1.5% per month on the outstanding balance beginning July 1, 1995. The remaining one-half ($217,243) of past due royalties and interest was satisfied by KCD's issuance to the Company of 100,000 shares of KCD restricted common stock. The amended agreement generally provides for a royalty equal to 6% of gross sales (less freight and shipping) of licensed products payable monthly within thirty days. Through September 30, 1995, the Company has received from KCD licensing fees and royalties of $645,743 and has earned additional past due royalties of $169,000. KCD has advised the Company that during the period April 1994 through September 1995, sales of the product covered under the license have approximated $7,300,000 at wholesale value. The license agreement also provides for initial licensing fees from KCD of $100,000 (paid between March and May 1994) and minimum total royalty payments to the Company to keep the agreement in effect over the first three years of the agreement of at least $1,258,000. Over the balance of the term of the agreement (which runs until at least 2014), KCD shall be required, in order to keep the agreement in effect, to pay minimum royalties in accordance with a formula but in no event less than $436,000 per year. Payments from KCD are current under the terms of the amended agreement as of September 30, 1995.

          Although the Company believes that it is entitled to terminate the license agreement providing FATCO with the right to exclusively manufacture and market the fat sequestrant product under the Company's patent as a result of certain breaches of the agreement by FATCO (and Dr. Shell has filed a lawsuit as the licensor of record to terminate his license agreement with FATCO), FATCO could assert that its agreement with the Company is still in effect and that the provisions of the Company's agreement permitting KCD to manufacture the fat sequestrant product violate the terms of FATCO's agreement with the Company. Should FATCO successfully assert that its agreement with the Company is still in effect, the Company believes that it would nonetheless be permitted to license the marketing of the fat sequestrant technology to KCD in the event KCD would be willing to license the marketing (but not the manufacture) of this product. KCD is an affiliate of Clark Holcomb.

          In February 1995, the Company entered into an agreement with a large European nutritional food company for a new formulation of the Company's fat sequestrant technology. Under the terms of the agreement, human clinical studies of the Company's fat (lipid) sequestrant technology will be conducted to evaluate its applicability as a food supplement, medical food, functional food, and/or food additive to aid in weight control. The clinical studies will evaluate the sequestrant's ability to reduce dietary fat absorption and to reduce blood cholesterol. Initially, the Company will receive up to $100,000 plus reimbursement for its costs related to the clinical studies. Upon completion of the studies, the Swiss company will have the option to exercise its exclusive rights to purchase, manufacture, use and sell this technology in Europe and other markets. In turn, the Company will receive royalty payments on product sales.

     EMPLOYMENT CONTRACTS

          On March 31, 1995, Mr. Pelzer notified the Company of his intention to terminate his employment with the Company as both chief executive officer and director effective April 13, 1995. Mr. Pelzer's resignation cited both cause due to failure of consideration under the terms of his December 24, 1992 employment agreement as well as personal reasons. The Company is negotiating a settlement with Mr. Pelzer.

5.  RELATED PARTIES

     Dr. Shell contributes research support services which are accounted for as a contribution to capital with an offsetting charge to research and development expense in the Company's statement of operations. These services are performed by Dr. Shell (who also operates a medical practice which performs traditional clinical medicine) at his own facility, and primarily involve usage of imaging equipment and computers, along with salaries for research personnel. The equipment includes computers, digital imaging equipment to analyze x-ray and ultrasound images, and a full color flow Doppler echocardiographic imaging device with digital acquisition capability. The personnel include a research nurse and data analyst who devote their full time to research. Research is performed for the Company and for major pharmaceutical companies. Utilization of the resources of this facility for Company projects ranged from 50% to 75% during 1994, and up to 50% for the nine months ended September 30, 1995, which management believes is a reasonable allocation, and the value assigned to the time and use of facilities and computer equipment by Dr. Shell was $150,000 for the nine months ended September 30, 1994 and $30,000 for the nine months ended September 30, 1995. The Company anticipates continued contribution of these facilities from Dr. Shell for the foreseeable future. However, were the Company required to pay a third party for this work, the Company believes that this would increase the cost of this research and development work by approximately 15% to 20%, and would create a material adverse effect on cash flow as Dr. Shell's services are contributed to capital.

     FATCO is a company formed by Drs. See, Shell and others to research and develop a product formulation to reduce and bind dietary fat intake into the blood resulting in weight control. FATCO owns two license agreements concerning market rights of the fat sequestrant product from which it receives royalties. Dr. Shell acquired 25 percent of the issued and outstanding FATCO stock. Dr. Shell has assigned any FATCO income due him to the Company and reduces his fees under a consulting agreement with the Company by the amount of FATCO income he might receive directly. Total royalties offset against consulting fees and applied as contributed capital from Dr. Shell in 1994 were $41,975. There were no such royalties for the nine months ended September 30, 1994. Royalties for the nine months ended September 30, 1995 were $121,947

     In February 1995, the Company entered into an agreement and issued a promissory note in the principal amount of $50,000 with Sam Shell, father of Dr. Shell and Richard N. Shell, in consideration of Sam Shell's loan to the Company of $50,000. The note is due on December 31, 1995 together with interest at the rate of 8% per annum. At any time during the term of this note, the holder may elect to take payment of the principal and accrued interest thereon in the form of restricted shares of Company common stock at a price equal to that provided in the Company's next private placement after the date of the note. Sam Shell exercised his option to convert $25,000 of the principal amount of this note on July 3, 1995 and received 138,889 restricted shares of the Company's common stock, and warrants to acquire an additional 100,000 restricted shares of the Company's common stock at $.10 per share.

     In March 1995, Richard N. Shell guaranteed $20,000 of debt to an unrelated third party on behalf of the Company. In April, 1995, the Company entered into an agreement and issued a promissory note in the principal amount of $25,000 with Richard N. Shell in consideration of Richard Shell's loan to the Company of $25,000. The note is due on December 31, 1995 together with interest at the rate of 8% per annum. At any time during the term of this note, the holder may elect to take payment of the principal and accrued interest thereon in the form of restricted shares of the Company common stock at a price equal to that provided in the Company's next private placement after the date of the note.

6.  SUBSEQUENT EVENTS

     In October 1995, the shareholders of the Company approved amendments to the Company's certificate of Incorporation to provide for: (i) a reverse stock split of not less than one share for every four old shares nor more than one share for every eight old shares, with the specific exchange ratio to be determined by the Board of Directors; (ii) an increase in the number of authorized shares of common stock from 25,000,000 to 50,000,000.

     The Seattle Regional Office of the Federal Trade Commission has advised the Company that the staff believes that the Company's fat sequestrant product, which currently is marketed by a licensee under the name "SeQuester," has been improperly represented in advertising claims, and that the sequestrant product, when previously marketed by the Company under the name "Lipitrol", also was improperly represented in advertising claims. The staff has indicated that it is prepared to recommend that a complaint be filed against the licensee, the Company and certain individuals in connection with the foregoing. The Company presently is discussing this matter with the FTC staff with the objective of settling the matter. There is no assurance that a settlement will be reached or as to the impact on the Company of any settlement, although it is presently believed that any settlement may impact the claims utilized in the marketing of the sequestrant product and is likely to involve the payment of a fine or other financial penalty by the Company (the amount of which currently is unknown but could be substantial).

     In November 1995, the Company completed a private placement, to foreign investors under Regulation S (with a six months lock-up) of 4,200,000 shares of common stock in which it raised gross proceeds of approximately $525,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company commenced operations in 1990, when it acquired 82.5% of See/Shell Biotechnology, Inc. ("S/S"), which was organized in 1987 and had commenced operations in 1988. The Company's activities to date have consisted primarily of planning, research and development, and marketing of its microspheres and related products and services, performing clinical trials and licensing of its fat sequestrant technology and development of its biodegradable microspheres for human imaging applications, which the Company believes represents its most significant long-term growth opportunity. On June 30, 1993, the Company acquired Venus Management, Inc. ("VMI"), whose MRI leasing operations are reflected in the Company's operating results since that date.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995


                                                        FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                               -------------
                                                           1994               1995
                                                           ----               ----
                                                               % OF                % OF
                                                     $       REVENUES     $       REVENUES
                                                    ---      --------    ---      --------
Revenues - Products and Services
 Microspheres and laboratory services.............$167,844     34%    $191,828     27%
 Fat sequestrant - Products.......................   2,985      1         -         -
                 - Licensing fees and royalties..  319,834     65      525,857     73
                                                  --------    ----    --------    ----
                                                  $490,663    100%    $717,685    100%
                                                  --------    ----    --------    ----
Cost of Revenues - Products and Services
 Microspheres and laboratory services............ $101,162     60%    $ 94,199     33%
 Fat sequestrant - Products......................     -         -         -         -
                 - Licensing fees and royalties..    1,800     60      191,696     37
                                                  --------            --------
                                                  $102,962     21%    $285,895     40%
                                                  --------            --------
Gross Margin - Products and Services............. $387,701     79%    $431,790     60%
                                                  --------    ----    --------    ----
                                                  --------    ----    --------    ----

Revenues - Lease Rentals......................... $573,680    100%    $341,337    100%
Cost of Revenues - Lease Operations..............  361,017     63      361,017    106
                                                  --------    ----    --------    ----
Gross Margin - Lease Operations.................. $212,663     37%    $(19,680)    (6)%
                                                  --------    ----    --------    ----
                                                  --------    ----    --------    ----


     For the nine months ended September 30, 1995, revenues from products and services were $717,685, an increase of $227,022 (or 46%) over the nine months ended September 30, 1994. The increase in 1995 over 1994 was primarily due to a change in Company direction regarding the sales of the fat sequestrant and to the resulting increases in licensing fees and royalties of $206,023 for the fat sequestrant technology which were earned during the first nine months of

1995. Volume increases in sales of the fat sequestrant were offset by a reduction in the royalty rate from 15% of Gross Margin to 6% of Gross Sales effective April 1, 1995 in accordance with the terms of the Company's amended license agreement with KCD.

     In March 1994, the Company entered into a license agreement (amended in May 1995) for the fat sequestrant product technology in the United States and Canada with KCD. KCD is a recently formed organization having access to the major domestic retail pharmacy and health food chains. KCD has limited management and financial resources, and there can be no assurance that it will continue to be successful in marketing its fat sequestrant product or that it will continue to be able to pay all of the required minimum royalty payments to the Company under the license agreement. KCD has advised the Company that during the period April 1994 through September 1995, KCD sales of the product covered under the license have approximated $7,300,000 at wholesale value. From April 1994 through September 30, 1995, the Company has earned from KCD licensing fees and royalties of $1,020,100.

     Revenues from microspheres and related laboratory services increased $23,984 (or 14%) for the nine months ended September 30, 1995 over 1994. The Company has directed a portion of its efforts to completing the development of an entirely new, more cost effective automated microsphere counting system employing flow cytometry technology. The Company anticipates that revenues from colored microspheres and related services will continue to increase during the remainder of 1995 as the Company expands its customer base through the introduction of the new automated counting machine to further increase analysis speed and to enhance automation, and completion, in June 1995, of a marketing and sales agreement with a recognized worldwide leader in the marketing of services, supplies and equipment to research laboratories.

     MRI lease operations resulted in a net loss of $119,547 and a net loss of $163,951 for the first nine months of 1995 and 1994, respectively. Lease revenues of $573,680 for the first nine months of 1994 which included two MRI units, the second of which has no associated debt obligations, were offset by interest on lease obligations of $106,344 and depreciation on the two units of $361,017. Cash flows from lease revenues for one of the two units owned by VMI of $37,926 per month are offset in full through September 1997 by required payments of interest and principal of $37,926 per month to a third party finance company. Lease revenues for the first nine months of 1994 include $270,270 of delinquent payments with respect to the second unit owned by VMI, for which none of the scheduled lease payments have to date been received by VMI. Receivables related to these lease payments were written off during 1994. In August 1994, VMI commenced litigation to collect delinquent lease payments with respect to this unit. Lease revenues for the first nine months of 1995 of $341,337, which includes only one unit, were offset by interest on lease obligations of $99,867 and depreciation on the two units of $361,017. The second unit has not yet been placed in service.

     While the Company to date has not encountered any significant difficulties in connection with its sale of products in foreign markets, any future developments such as significant increases in customs duties, export quotas or other trade restrictions or large fluctuations in foreign currency rates could have an adverse effect on the Company.

     For the nine months ended September 30, 1995, total operating expenses were $2,121,624 compared to $2,927,836 for 1994. Total operating expenses for the nine months ended September 30, 1995, included selling, general and administrative (SG&A) of $1,289,744, cost of revenues for products and services of $285,895, cost of revenues for lease operations of $361,017 and research and development of $184,968, compared to $2,152,130 (SG&A), cost of revenues for products and services of $102,962, cost of revenues for lease operations of $361,017 and research and development of $311,727, in 1994.

     The overall cost of revenues for products and services as a percentage of sales increased for the first nine months of 1995 to 40% from 21% for 1994. Decreases in cost of revenues for the first nine months of 1995 resulted primarily from increased sales of high margin microspheres to large volume customers offset by increases in wages. Increases were due to settlement of royalty litigation and a resulting increase in royalties payable rate for the fat sequestrant product from 6% to 36%. Revenues for the fat sequestrant product for 1995 were in the form of $525,857 of royalties, from KCD, with minor direct cost of revenues other than royalty expense of $189,842.

     Research and development expense decreased to $184,968 from $311,727 for the nine months ended September 30, 1995 from 1994 due to a planned decrease in Dr. Shell's research support services and curtailment of certain development activities for the contrast microspheres.

     Dr. Shell contributes research support services which are accounted for as a contribution to capital with an offsetting charge to research and development expense in the Company's statement of operations. These services are performed by Dr. Shell (who also operates a medical practice which performs traditional clinical medicine) at his own facility, and primarily involve usage of imaging equipment and computers, along with salaries for research personnel. The equipment includes computers, digital imaging equipment to analyze x-ray and ultrasound images, and a full color flow Doppler echocardiographic imaging device with digital acquisition capability.
 The personnel include a research nurse and data analyst who devote their full time to research. Research is performed for the Company and for a number of major pharmaceutical companies. Utilization of the resources of this facility for Company projects ranged from 50% to 75% during 1994 and up to 50% for the first nine months of 1995, which management believes is a reasonable allocation, and the value assigned to the time and use of facilities and computer equipment by Dr. Shell was $30,000 and $150,000 for the nine months ended September 30, 1995 and 1994, respectively. The Company anticipates continued contribution of these facilities from Dr. Shell for the foreseeable future. However, were the Company required to pay a third party for this work, the Company believes that this would increase research and development cost by approximately 15% to 20%, and would create a material adverse effect on cash flow as Dr. Shell's services are contributed to capital.

     During 1994, the Company enhanced its production capability for contrast microspheres for clinical trial purposes. The Company has identified four specific imaging applications for its technology and initiated development on two of them. These products include a contrast microsphere to CAT scan and detect lung blood clots (pulmonary emboli), an ultrasound contrast microsphere for detection of heart perfusion (myocardial perfusion), an MRI contrast microsphere for abdominal visualization and a contrast microsphere to compete with liquid x-ray contrast media.

     SG&A expense decreased to $1,289,744 from $2,152,130 for the first nine months of 1995, from 1994. The first nine months of 1994 includes $220,420 of non-recurring financial consulting and legal fees. These fees were paid to unaffiliated third parties for (i) services in the areas of shareholder and financial public relations paid in the form of 55,000 shares of the Company's common stock and warrants to purchase an additional 107,500 shares of such stock (ii) legal services rendered paid in the form of 36,000 shares of the Company's common stock and warrants to purchase an additional 36,000 shares of such stock, and (iii) services in connection with a private placement of Company common stock paid in the form of warrants to purchase an additional 305,000 shares of such stock. The first nine months of 1994 includes a provision for uncollectible lease revenues receivable of $270,270. The first nine months of 1995 includes non-cash expenditures for amortization of prepaid consulting fees of $236,419 for shareholder services. In addition, the Company incurred officers' and directors' fees of $42,000 during the first nine months of 1995. The Company experienced increases in legal fees of $113,318 during the first nine months of 1995 in connection with various litigation, regulatory compliance and other business agreements. The Company also experienced reductions in accounting fees, salaries and wages, travel expense, selling and marketing expense and shareholder expenses during the nine months ended September 30, 1995. Expenses for the annual meeting of shareholders will be incurred during the last quarter of 1995 versus the first nine months of 1994.

     Interest expense for operations for the first nine months of 1995 was $309,477 compared to $6,189 for 1994, an increase of $303,288. The first nine months of 1995 includes non-cash expenditures for amortization of deferred financing costs of $241,328 incurred in connection with financial advisory services and a private placement of convertible notes in November 1994 as well as accrued interest on such notes of $54,000. Interest expense for MRI lease operations increased to $99,867 in 1995 from $106,344 in 1994 as the result of a reduction in debt offset by the January 1994 payment being deferred to September 1999.

     Interest income increased to $55,022 for the first nine months of 1995 compared to $17,381 for 1994 due to interest earned on an outstanding note receivable from a shareholder, an outstanding note receivable from the sale of stock and delinquent royalties receivable.

     Settlement for an employee termination and an arbitration award in connection with royalty matters aggregating $136,325 were incurred during the first nine months of 1995.

     No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through December 31, 1994, the Company incurred net operating losses for tax purposes of approximately $10,000,000 and approximately $11,420,000 for accounting purposes. Differences between accounting and tax losses consist primarily of differences in the accounting and tax treatment of depreciation, allowance for doubtful accounts and research and development expenses. The net operating loss carryforward may be used to reduce taxable income through the year 2008. The Company's tax returns have not been audited by the Internal Revenue Service. The carryforward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carryforwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carryforward period has generally been reduced from fifteen years to five years beginning in 1993.

THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995


                                                        FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                               -------------
                                                           1994               1995
                                                           ----               ----
                                                               % OF                % OF
                                                     $       REVENUES     $       REVENUES
                                                    ---      --------    ---      --------
Revenues - Products and Services
 Microspheres and laboratory services.............$ 60,522     22%    $ 52,161     22%
 Fat sequestrant - Products.......................    -         -         -         -
                 - Licensing fees and royalties..  219,834     78      184,966     78
                                                  --------    ----    --------    ----
                                                  $280,356    100%    $237,127    100%
                                                  --------    ----    --------    ----
Cost of Revenues - Products and Services
 Microspheres and laboratory services............ $ 27,990     46%    $ 34,012     65%
 Fat sequestrant - Products......................     -         -         -         -
                 - Licensing fees and royalties..     -         -%      58,151     31
                                                  --------            --------
                                                  $ 27,990     10%    $ 92,163     39%
                                                  --------            --------
Gross Margin - Products and Services............. $252,366     90%    $144,964     61%
                                                  --------    ----    --------    ----
                                                  --------    ----    --------    ----

Revenues - Lease Rentals......................... $203,868    100%    $113,779    100%
Cost of Revenues - Lease Operations..............  120,339     59      120,339    106
                                                  --------    ----    --------    ----
Gross Margin - Lease Operations.................. $ 83,529     41%    $( 6,560)    (6)%
                                                  --------    ----    --------    ----
                                                  --------    ----    --------    ----


     For the three months ended September 30, 1995, revenues from products and services were $237,127, a decrease of $43,229 (or 15%) over the three months ended September 30, 1994. The decrease in 1995 over 1994 was primarily due to royalties for the fat sequestrant technology which were earned during the three months ended September 30, 1995.Volume increases in sales of the fat sequestrant were offset by a reduction in the royalty rate from 15% of Gross Margin to 6% of Gross Sales effective April 1, 1995 in accordance with the terms of the Company's amended license agreement with KCD.

     Revenues from microspheres and related laboratory services decreased $8,361 (or 14%) for the three months ended September 30, 1995 over 1994. The Company has directed a portion of its efforts to completing the development of an entirely new, more cost effective automated microsphere counting system employing flow cytometry technology. The Company anticipates that revenues from microspheres and related services will increase during the remainder of 1995 as the Company expands its customer base through the introduction of the new automated counting machine to further increase analysis speed and to enhance automation, and completion, in June 1995, of a marketing and sales agreement with a recognized worldwide leader in the marketing of services, supplies and equipment to research laboratories.

     MRI lease operations resulted in a net loss of $37,736 and a net loss of $45,938 for the three months ended September 30, 1995 and 1994, respectively. Lease revenues of $203,868 for the three months ended September 30, 1994 which included two MRI units, the second of which has no associated debt obligations, were offset by interest on lease obligations of $39,377 and depreciation on the two units of $120,339. Cash flows from lease revenues for one of the two units owned by VMI of $37,926 per month are offset in full through September 1997 by required payments of interest and principal of $37,926 per month to a third party finance company. Lease revenues for the three months ended September 30, 1994 include $90,090 of delinquent payments with respect to the second unit owned by VMI, for which none of the scheduled lease payments have to date been received by VMI. Receivables related to these lease payments were written off during 1994. In August 1994, VMI commenced litigation to collect delinquent lease payments with respect to this unit. Lease revenues for the three months ended September 30, 1995 of $113,779, which includes only one unit, were offset by interest on lease obligations of $31,176 and depreciation on the two units of $120,339. The second unit has not yet been placed in service.

     For the three months ended September 30, 1995, total operating expenses were $742,271 compared to $878,767 for 1994. Total expenses for the three months ended September 30, 1995, included selling, general and administrative (SG&A) of $491,592, cost of revenues for products and services of $92,163, cost of revenues for lease operations of $120,339 and research and development of $38,177, compared to $632,610 (SG&A), cost of revenues for products and services of $27,990, cost of revenues for lease operations of $120,339 and research and development of $97,828, in 1994.

     The overall cost of revenues for products and services as a percentage of sales increased for the three months ended September 30, 1995 to 39% from 10% for 1994. Increases in cost of revenues for the three months ended September 30, 1995 resulted from increases in wages combined with increases due to settlement of royalty litigation and a resulting increase in royalties payable rate for the fat sequestrant product from 6% to 36%. Revenues for the fat sequestrant product for 1995 were in the form of $184,966 of royalties, from KCD, with minor direct cost of revenues other than royalty expense of $56,297.

     Research and development expense decreased to $38,177 from $97,828 for the three months ended September 30, 1995 from 1994 due to a planned decrease in Dr. Shell's research support services and curtailment of certain development activities for the contrast microspheres as well as a reduction in research staff personnel.

     SG&A expense decreased to $491,592 from $632,610 for the three months ended September 30, 1995, from 1994. The three months ended September 30, 1994 includes a provision for uncollectible lease revenues receivable of $90,090. The three months ended September 30, 1995 includes non-cash expenditures for amortization of prepaid consulting fees of $137,015 for shareholder services. In addition, the Company incurred officers' and directors' fees of $42,000 during the three months ended September 30, 1995. The Company also experienced reductions in accounting fees, salaries and wages, travel expense, selling and marketing expense and shareholder expenses during the three months ended September 30, 1995. Expenses for the annual meeting of shareholders will be incurred during the last quarter of 1995 versus the first half of 1994.

     Interest expense for operations for the three months ended September 30, 1995 was $88,031 compared to $2,127 for 1994, an increase of $85,904. The three months ended September 30, 1995 includes non-cash expenditures for amortization of deferred financing costs of $62,276 incurred in connection with financial advisory services and a private placement of convertible notes in November 1994 as well as accrued interest on such notes of $18,000.

     Interest income increased to $11,991 for the three months ended September 30, 1995 compared to $4,865 for 1994 due to interest earned on an outstanding note receivable from a shareholder, an outstanding note receivable from the sale of stock and delinquent royalties receivable.

     Settlement cost for a terminated employee of $9,721 were incurred during the three months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Since the inception of S/S, the Company has received capital for operations, research and development from private investors in the Company's securities, issuance of private party debt and bank financing. During this period, the Company received additional capital derived from FATCO income assigned to the Company by Dr. Shell and royalty payments from the Upjohn Company in 1988. In addition, revenues have been derived from sales of microspheres and related products and services, from sales and licensing of the fat sequestrant product and technology and from MRI leasing operations. To date, revenues have been insufficient to satisfy operating expenses, research and development, costs of litigation, construction costs, and patent development. The Company, therefore, has been dependent on private placements of securities, bank debt, loans from private investors and the exercise of warrants. There are no assurances that private capital will continue to be available or that revenues from operations will increase to meet the Company's cash needs, particularly as these needs relate to development of the contrast microspheres, which the Company believes represents its most significant long-term growth opportunity.

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has an accumulated deficit and has negative working capital, is currently unable to pay its on-going obligations as they become due, and faces significant product development and distribution issues that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described below. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continue as a going concern.

     Management anticipates growth of revenues during the remainder of 1995 from products and services resulting from sales of microspheres and the Investigator Partner Services program from the Company's new automated microsphere counting system, completion (in June 1995) of a marketing and sales agreement with a recognized worldwide leader in the marketing of services, supplies and equipment to research laboratories, and from royalty revenues from KCD under the Company's license agreement with KCD for the fat sequestrant technology.

     The Company's amended license agreement with KCD provided for initial licensing fees from KCD of $100,000 (which were paid between March and May
1994) and minimum total royalty payments to the Company to keep the agreement in effect over the first three years of the agreement of at least $1,258,000. Over the balance of the term of the agreement (which runs until at least
2014), KCD shall be required, in order to keep the agreement in effect, to pay minimum royalties in accordance with a formula but in no event less than $436,000 per year. KCD has advised the Company that it has orders from, or has shipped product to selected stores of more than 15 large domestic store chains, and that during the period April 1994 through September 1995, sales of the product covered under the license have approximated $7,300,000 at wholesale value. However, there can be no assurance that these chains will continue to order KCD's product, that KCD will otherwise continue to be successful in marketing the product or that KCD (which is a newly formed company and has limited financial assets) will be able to pay all of the required minimum royalty payments if it is not successful in marketing the product. Through September 30, 1995, the Company has received from KCD licensing fees and royalties of $645,743, 100,000 KCD restricted common shares ($217,243) and has earned additional royalties of $169,000. The amended license agreement provides for payment of a remaining past due balance in twelve monthly installments of $18,104 plus monthly payment of interest at 1.5% per month on the outstanding balance beginning July 1, 1995. This remaining balance was $162,931 as of September 30, 1995. Payments from KCD are current under the terms of the terms of the amended agreement as of September 30, 1995.

     The license agreement provided for KCD to fund up to $100,000 of the costs of a double blind trial for the fat sequestrant product (which is the total estimated cost of the trial and of which the Company received an advance of $15,000). Under terms of the agreement, KCD was to make additional payments as costs were incurred by the Company. However, beginning in June 1994, KCD took direct responsibility for paying the third party performing the clinical trial.

     Although the Company believes that it is entitled to terminate the license agreement providing FATCO with the right to exclusively manufacture and market the fat sequestrant product under the Company's patent as a result of certain breaches of the agreement by FATCO (and Dr. Shell has filed a lawsuit as the licensor of record to terminate his license agreement with FATCO), FATCO could assert that its agreement with the Company is still in effect and that the provisions of the Company's agreement permitting KCD to manufacture the fat sequestrant product violate the terms of FATCO's agreement with the Company. Should FATCO successfully assert that its agreement with the Company is still in effect, the Company believes that it would nonetheless be permitted to license the marketing of the fat sequestrant technology to KCD in the event KCD would be willing to license the marketing (but not the manufacture) of this product. KCD is an affiliate of Clark Holcomb.

     In February 1995, the Company entered into an agreement with a large European nutritional food company for a new formulation of the Company's fat sequestrant technology. Under the terms of the agreement, human clinical studies of the Company's fat (lipid) sequestrant technology will be conducted to evaluate its applicability as a food supplement, medical food, functional food, and/or food additive to aid in weight control. The clinical studies will evaluate the sequestrant's ability to reduce dietary fat absorption and to reduce blood cholesterol. Initially, the Company will receive up to $100,000 plus reimbursement for its costs related to the clinical studies. Upon completion of the studies, the Swiss company will have the option to exercise its exclusive rights to purchase, manufacture, use and sell this technology in Europe and other markets. In turn, the Company will receive royalty payments on product sales.

     The Company does not anticipate product revenues from the contrast microspheres program for human use before late 1998, at the earliest. The Company has retained a regulatory consultant to begin preliminary work on FDA applications for its human imaging microspheres. Substantial expenditures by the Company for research and development, and for manufacturing and marketing (if these activities are not performed by future strategic partners or licensees of the Company) will be required before significant revenues from human contrast microspheres are realized, and the Company will require additional funds to develop the contrast microspheres for human imaging.

     There are no assurances that increases in sales of microspheres, automated counting machines and the Investigator Partner Services program and royalties from the fat sequestrant product will be achieved or that the Company will ultimately generate revenues from the contrast microspheres. Moreover, the Company estimates that to initiate and complete the clinical development program for the first diagnostic indication for its contrast microspheres will require the expenditure by the Company and/or a strategic partner of between $3,000,000 and $10,000,000 over the next 36 months. Operating revenues are not expected to be sufficient to fund this development program, which will need to be financed at least in part out of the proceeds, if any, from exercise of the Company's outstanding warrants, through payments from potential future strategic partners or licensees for the Company's human contrast microspheres or through the sale of additional securities by the Company or through a combination of these sources.

     The Company historically has been able to generate funds from private placements to provide capital for growth. The Company filed a registration statement with the SEC in October 1993 covering the potential public sale of up to 1,000,000 shares of its Common Stock, which has not yet become effective. However, the Company has not identified any purchasers for these shares and does not have any commitments from any broker-dealer firms to underwrite or sell these shares on behalf of the Company following the registration becoming effective. There can be no assurance that a sufficient amount of the Company's securities will be sold or the warrants will be exercised to fund any operating needs of the Company or its research and development programs. (Even assuming all of the warrants outstanding as of September 30, 1995 with exercise prices at or below the current market price of the Common Stock were to be exercised, the total gross proceeds to the Company from such exercise would be only approximately $82,000.)

     In April 1994, the Company completed a private placement of its securities to foreign investors in an offering under Regulation S in which it raised net proceeds of approximately $640,000. In November 1994, the Company completed a private placement to foreign investors in an offering under Regulation S of $900,000 one-year convertible promissory notes in which it raised net proceeds of approximately $715,000. In November 1995: (i) $775,000 of these notes were converted into 6,200,000 shares of Company common stock
(ii) $50,000 of these notes were repaid and all other obligations of the Company under these notes were released. The remaining $75,000 of these notes were extended for an additional six-month period.

     In August 1995, the Company completed a private placement of its securities to foreign investors in an offering under Regulation S in which it raised net proceeds of approximately $140,348. In connection with the completed offering, the Company issued 725,168 shares of restricted stock at prices ranging from $0.36 to $0.42 per share, plus 725,168 warrants to purchase additional shares of restricted common stock at $0.50 per share during a two-year period. During August 1995, 116,279 of these warrants were exercised.

     In August 1995, the Company completed a private placement of 10% convertible subordinated notes to foreign investors in the aggregate amount of $300,000 which mature on December 31, 1995. In order to fulfill the Company's obligation to deliver shares of the Company's common stock upon conversion of the notes, an aggregate of 2,000,000 shares have been issued under Regulation S and are being held in escrow. During September 1995, $100,000 these notes were converted into 549,448 shares of Company common stock. In October 1995, an additional $200,000 of these notes were converted into 1,714,736 shares of Company common stock.

     In November 1995, the Company completed a private placement, to foreign investors under Regulation S (with a six months lock-up) of 4,200,000 shares of common stock in which it raised gross proceeds of approximately $525,000.

     Should required funding for operating needs or research and development programs through the sale of securities not be adequate, the Company anticipates that it would attempt to accelerate its efforts to secure one or more strategic corporate partners for its contrast microspheres. The terms of any strategic partnership would need to be negotiated but would be expected to include one or more up front payments to the Company for marketing rights that would be licensed to these partners for these products. The Company has had preliminary negotiations with respect to the licensing of the contrast microspheres, however, there can be no assurance that the Company will be able to enter into any such agreement on terms attractive to the Company or at all.

     The Company's revised financial plan is in the process of being implemented. During the third quarter, management's efforts were focused on settling old debts, settlement of lawsuits, and raising working capital. These efforts will continue during the fourth quarter. Management believes that the Company will be in a position to move forward during 1996 and is in the process of developing plans to expand distribution of the Company's existing dietary products and plans on launching several new products during 1996. The Company is also focusing on expanding its microsphere and laboratory services business and is pursuing a licensing agreement and research grants on its contrast microspheres for human development.

     As of September 30, 1995, the Company's working capital position decreased by $445,428 from a negative $1,380,337 at December 31, 1994 to a negative $1,825,765, primarily as a result of increases in accrued compensation and payroll taxes, professional services payable, royalties payable, trade payables and other accrued expenses. At September 30, 1995, the Company's cash position had increased to $389,486 from $25,215 on December 31, 1994. Cash was provided by issuance of notes of $75,000, exercise of warrants of $54,511 and private placements of the Company's common stock and convertible notes of $566,245, offset by payments on notes payable of $185,021. Cash requirements to fund losses of $1,555,649 through September 30, 1995 were reduced by significant non-cash charges for depreciation and amortization of $930,741, contributed research and development of $30,000 and $68,500 for warrants issued for financial advisory and shareholders services.

     Negative cash flow from operations for the nine months ended September 30, 1995 of $1,555,649 was reduced by non-cash charges of $930,741 for depreciation and amortization, $30,000 for research and development and $68,500 for warrants issued for financial advisory and shareholder services. Negative cash flow from operations for the nine months ended September 30, 1994 of $1,961,045 was reduced by non-cash charges of $532,865 for depreciation and amortization, $150,000 for research and development and $220,420 for stock and warrants issued for financial consulting and legal services. Negative cash flow from operations after reduction for non-cash charges was $526,408 and $1,057,760 for the nine months ended September 30, 1995 and 1994, respectively.

     At September 30, 1995, the Company had assets of $4,420,185 compared to $4,006,321 on December 31, 1994. In addition, the Company had a total shareholders' equity of $601,598 on September 30, 1995 compared to $1,040,627 on December 31, 1994, a decrease of $439,029. The decrease was the result of a net loss from operations of $1,555,649 offset by a contribution to capital of research and development expense of $30,000, payments from FATCO contributed to capital of $121,947, amortization of prepaid consulting and financing cost offset against equity of $250,418, conversion of debt to equity of $25,000, issuance of warrants of $68,500 and proceeds from exercise of warrants, issuance of convertible notes and sale of stock of $620,756. Payments on a long term note with a balance of $1,345,232 (including interest currently due of $57,251) as of September 30, 1995 of which $527,913 is due within the next twelve months have been assumed by the Company as part of its acquisition of VMI; and this note is secured by guaranteed lease payments of an equivalent amount.

     One of the Company's two magnetic resonance imaging (MRI) systems (the "Units") currently is installed in a mobile van at an operating site in Jefferson Valley, New York and has been in use since September 1992 and is leased to Tri-County Mobil MRI, L.P. ("Tri-County"), whose general partner is Diagnostics Resource Funding. This lease provides for monthly payments of $37,926 to Venus Management, Inc. ("VMI") through August 1999 and $68,589 in September 1999 (with such payments being guaranteed by Medical Funding of America, Inc., "MFA"), and VMI is required to make monthly installment payments (which includes interest at 10.5% per annum on the unpaid principal balance) for the first Unit to a third party finance company of $37,926 through September 1997, $18,580 from October 1997 through August 1999 and $68,589 in September 1999. This lease provides for a purchase option at the expiration of the initial term of such lease equal to the then fair market value of the first Unit.

     Tri-County was delinquent in making certain of its lease payments to VMI under the terms of the lease agreement concerning the first Unit, and MFA failed to make these payments to VMI under its guarantee of Tri-County's payments to VMI. Accordingly, VMI had not made certain payments due to the third party finance company for the first Unit. As a result, the third party finance company commenced a lawsuit against MFA and the Company in which it sought repayment in full of MFA's note to that company (the debt service on which was to be serviced by VMI) and return of the first Unit to that company. The finance company subsequently dismissed its lawsuit without prejudice. Should Tri-County fail to make its future lease payments to VMI and should VMI be unable to make its future required payments to the finance company (i) VMI could lose ownership and possession of the first Unit and
(ii) the entire remaining balance of the MFA note would become immediately payable, with VMI and the Company being liable, together with MFA, for any deficiency in repayment of the note. The Company, VMI, MFA and Tri-County are currently negotiating a rescheduled financing for this debt.

     The second of the two Units has not yet been placed in service. MFA has leased the second Unit from VMI under a five-year lease. The payments under this lease were to commence as of January 27, 1994 (the first twenty-one payments which total approximately $630,630 being delinquent as of September 30, 1995). The lease provides for monthly payments of $30,030. Although VMI has commenced litigation against MFA for payment of delinquent lease payments, there can be no assurance that MFA will be able to make any of those required lease payments to VMI. Receivables of $270,270 related to a portion of these lease payments were written off during 1994 (Note 4). Depreciation on the second Unit commenced during the first quarter of 1994. This lease provides for a purchase option at the expiration of the initial term of such lease equal to the then fair market value of the second Unit, but not to exceed fifteen percent (15%) of the original capitalized cost ($1,350,000), payable during the year following the expiration of the initial term of such lease in twelve equal monthly payments.

     The MRI services business is highly regulated. The ownership and operation of outpatient diagnostic centers are subject to various federal and state laws, regulations and approvals concerning such matters as physician referrals, licensing of facilities and personnel and certificates of need. Violations of these laws and regulations can result in, among other penalties, the shut down of the facilities using the Company's MRI machines and loss of Medicare and Medicaid reimbursement. MFA has entered into agreements with VMI pursuant to which MFA is responsible for the management of the business operations of the Units, and MFA, accordingly, is primarily responsible for monitoring on behalf of VMI the operations of the Units by the lessees of the Units. Although the Company believes that it and its lessees are in substantial compliance with all material applicable laws and regulations, any future failure to comply therewith could have a materially adverse effect on the Company's MRI services business. The MRI services business in general and that business in the New York metropolitan area (where VMI's units are operating or will operate) in particular have been marked recently by intense and increasing competition, with a relatively large number of MRI units in operation at a time when managed health care controls are tending to limit the utilization of, and prices charged for, MRI testing in general. Although VMI's MRI units are leased to third parties under long-term leases at fixed rental rates, the foregoing factors could adversely affect the ability of these lessees to make their lease payments to VMI in the future, which could materially adversely affect the Company's future operating results.

     In July 1993, the Company formed an independent committee of its Board of Directors to determine whether certain prior private placements of the Company's securities complied with all of the registration requirements of federal and state securities laws. In certain prior private placements of the Company's shares, a total of approximately 2,506,982 shares of the Company's Common Stock was issued to a small number of individuals. Those issuances were structured in reliance upon the advice of the Company's then securities counsel, and the Company believes that these issuances, standing alone, would have qualified for exemptions from registration under federal and state securities laws. However, certain subsequent resales of these shares, commencing in June 1992, by the original purchasers or their transferees to a total of approximately 330 investors raised an issue as to whether a technical distribution occurred that might have required either the original issuances or the resales to have been registered. All of the foregoing resales were either directly effected or arranged for by Clark Holcomb. Based solely on Mr. Holcomb's records (the accuracy of which cannot be verified by the Company), the Company estimates that the investors acquiring the shares in these resales paid a total consideration to Mr. Holcomb or the other sellers of these shares of approximately $3,500,000 to $4,000,000.

     In October 1993, the Company filed a registration statement with the SEC to register all of the foregoing 2,506,982 shares with the SEC. However, even if the registration statement becomes effective so as to permit public resales by the holders of the shares involved in the transactions described above, these holders could have a right of rescission to recover the purchase price they paid for their shares plus interest from the date of purchase against the persons from whom they acquired the shares. The Company believes (based in part upon the opinion of its current special securities counsel) that these holders do not have a valid and enforceable right to such rescission. However, subject to any applicable statutes of limitation that might bar such future claims, these shareholders could assert such claims, and the Company has not set aside any reserves to fund any potential liabilities that it might incur in connection with any such future potential claims, which could be material. Should the Company incur any such liabilities, it might seek indemnification or contribution for such liabilities from Mr. Holcomb or other third parties. There can be no assurance, however, that the Company would be successful in asserting any claim for indemnification or contribution or that Mr. Holcomb or any other party required to provide such indemnification or contribution would have adequate financial resources to do so. Any attempt by the Company to obtain indemnification or contribution from Mr. Holcomb could have a material adverse effect upon the Company's relationship with KCD (which is an affiliate of Mr. Holcomb) under its license agreement with KCD, which might elect to terminate, or improperly withhold payments under, the license agreement under these circumstances.

     In October 1995, the staff of the SEC advised the Company that it was considering recommending that the SEC file a civil injunctive action against the Company and Dr. William Shell for alleged violations of the registration provisions of the federal securities laws. The alleged violations appear to relate to the sale by the Company of unregistered shares of its common stock which involved a series of resales of these shares that were either directly effected or were arranged for by Clark Holcomb. These transactions have been the subject of an SEC investigation previously disclosed by the Company.

     The Company is seeking to dissuade the SEC from taking formal action against the Company but believes that it is likely that the SEC will seek permanent injunctive relief. In that event the Company would attempt to enter into a consent decree with the SEC in which the Company, without admitting or denying any wrongdoing, would be enjoined from violating the registration provisions of the federal securities laws in the future. However, it also is possible that the SEC could seek to impose significant monetary penalties on the Company or to require the Company to offer rescission to the purchasers of some or all of the shares involved in the unregistered transactions. Although the Company believes it is not likely that these additional forms of relief would be imposed upon the Company, any such additional relief imposed could have a materially adverse effect upon the Company. The Company also is not in a position to predict what, if any, additional remedies the SEC might seek against Dr. Shell. The Company and Dr. Shell are subject to a 1992 permanent injunction enjoining them from violating the federal securities laws.

     In September 1993, Dr. Shell commenced an action against Dynamic Products, Inc. ("Dynamic"), D&F Industries ("D&F") in his capacity as a 25% shareholder of FATCO in the Orange County Superior Court of the State of California seeking damages from these parties for their alleged breach of contract and misappropriation of certain trade secrets of FATCO and the Company relating to the first generation fat sequestrant product. Dr. Shell has asserted in this action that Dynamic has sold the first generation fat sequestrant product to Herbalife for resale in the United States without the required payment of royalties to FATCO (which is obligated to pay Dr. Shell 25% of its royalty income, which Dr. Shell then contributes to the Company) based on those sales. Dr. Shell and the Company have agreed to share the damages, if any, recovered by Dr. Shell in this lawsuit on a basis to be negotiated by the Company and Dr. Shell. There can be no assurance that the defendants in this litigation in response to Dr. Shell's action will not commence litigation against the Company that will result in the Company incurring legal fees to defend such litigation. In October 1994, Dr. Shell filed a related lawsuit against FATCO in the same court seeking the termination of a 1987 agreement between FATCO and Shell licensing certain fat sequestrant technology of Dr. Shell to FATCO based upon failure of FATCO to fully exploit the transferred technology for the benefit of Shell, failure to fully exploit the products, knowingly permitting sales of products made utilizing the technology transferred to continue even though no royalties were being paid on those sales, refusing to pursue legal action to collect the unpaid royalties and stopping the unauthorized sales, and by entering into a renewal of an agreement with a distributor on the same unfavorable terms which previously existed and which diverted monies which should have been paid to FATCO to other entities owned and controlled by some of the shareholders and members of the Board of Directors of FATCO. FATCO has filed a cross-complaint in this action against Shell alleging breach of the licensing agreement between Shell and FATCO. The basis of this cross complaint appears to pertain to the license agreement between EHI and KCD, Inc.

     In January 1995, Dr. Shell, on behalf of FATCO, filed another action in the Orange County Superior Court of the State of California substantially similar to the action filed by Dr. Shell in 1993 against Dynamic Products, Inc. This newly filed action names certain individual shareholders and directors of FATCO, Dynamic and D&F Industries as well as Herbalife International Inc. ("Herbalife"). In March 1995, this action and the lawsuit against Herbalife described below were settled with respect to Herbalife and its directors, with neither party making any payments to the other in connection with this settlement.

     In March 1994, the Company and S/S sued Herbalife (settled with respect to Herbalife) and D&F in Superior Court for the County of Orange, California for fraud, breach of contract and conspiracy to misappropriate trade secrets. The Company alleges in this lawsuit that S/S provided certain confidential information and trade secrets to D&F, which misappropriated this information to manufacture an advanced fat sequestrant product. The Company is seeking in this lawsuit injunctive relief and damages in an unspecified amount from defendants. This matter has been consolidated for trial with the action against Dynamic Products, Inc. and the action against the officers and Directors of Dynamic Products, Inc. and D&F Industries, Inc.

     In April 1994, Rod Sherman and Computer Buddy sued Clark Holcomb and the Company in Superior Court for the County of Los Angeles for breach of an alleged oral contract pursuant to which Holcomb and the Company were to pay Sherman a finder's fee for all shares of the Company's stock sold to third parties introduced by Sherman to Holcomb or the Company of which Sherman alleges that $58,000 remains owing to him. Sherman is seeking this amount in his lawsuit although the Company believes that it has no obligation or liability to Sherman in connection with this matter. A trial date has currently been scheduled for March 1996.

     In August 1994, VMI sued MFA in Supreme Court for the County of New York, New York, for breach of contract and accounts due. VMI alleges in this lawsuit that MFA breached an equipment lease agreement for VMI's second MRI unit, the Resonex Machine, by failure to make lease payments due January 27, 1994, and thereafter in the sum of $210,210 as well as interest thereon. VMI is seeking in this lawsuit a judgement against MFA in the sum of $210,210 plus interest thereon with costs, attorney's fees and disbursements and other relief. VMI will also seek a judgement for all unpaid lease payments subsequent to August 1994 which total an additional $420,420 through September 30, 1995.

     In August 1995, the Company, Dr. Jackie See and Francis Pizzulli entered into preliminary settlement agreements regarding the pending arbitration proceedings before the Judicial Arbitration and Mediation Service, Inc. in Santa Monica, California. As part of the proposed settlement agreements the Company agreed: 1) to pay Dr. See and Mr. Pizzulli starting in July, 1995 a total of 3% of the Company's net sales of products, and 30% of the Company's receipt of royalties from the Company's licensees under certain patents owned by the Company covering colored microspheres, contrast microspheres and fat sequestrant product; 2) to pay to Dr. See and Mr. Pizzulli on a monthly basis over time, a total of 3% of the Company's net sales of products, and 3% of the Company's receipt of royalties from the Company's licensees under certain patents owned by the Company covering colored microspheres, contrast microspheres and fat sequestrant product of $46,789 through June 30, 1995, attorney fees of $126,604 incurred incident to the arbitration, and $124,431 in settlement of certain contingent liability issues raised in the arbitration proceedings; and 3) to transfer to Dr. See and Mr. Pizzulli 25,000 restricted shares of KCD Incorporated common stock. Dr. See executed a formal agreement during September 1995.

     In addition, the Company has proposed a settlement of Mr. Pizzulli's claim for damages he alleged he suffered as the result of the Company's timing to permit him to publicly resell up to 283,000 shares of the Company's common stock under Rule 144, by the Company issuing Mr. Pizzulli 183,000 shares of the Company's common stock under Rule 144 with an agreement to issue Mr. Pizzulli an additional 75,000 shares of the Company's common stock issued under Rule 144 in the event that the price per share of the Company's common stock does not reach an agreed level by March 31, 1996, and an officer of the Company transferring to Mr. Pizzulli 117,000 free trading shares of the Company's common stock. Mr. Pizzulli has declined the Company's offer and negotiations are continuing.

     In January 1995, Roger Donenfeld sued Clark Holcomb, William Pelzer, Jr. and the Company in Superior Court for the County of Los Angeles for rescission and restitution, fraudulent misrepresentation, fraud based upon active concealment and suppression of information, fraud based on negligent misrepresentation of fact, conspiracy to defraud and action on a promissory note, all regarding the sale in 1994 by Holcomb to Donenfeld of Company stock. Donenfeld alleges general damages exceeding $100,000 plus punitive damages of $1,000,000. This matter was settled in September 1995 at no cost to the Company.

     In April 1995, Richard Willmon and Nancy Holling sued Clark Holcomb, KCD Incorporated, Dr. Shell and the Company in Superior Court for the County of Ventura for rescission, breach of contract, breach of fiduciary duty, fraud, negligent misrepresentation, constructive trust and negligence all regarding the sales in July 1993 and September 1993 by Holcomb to Holling and Willmon of Company stock. Willmon and Holling allege general damages of $107,250 and $4,275 respectively plus interest, as well as punitive damages in an amount to be proven at time of trial. In July 1995, the Company executed a Settlement Agreement with Nancy Holling. There was no money demanded and none paid in connection with this settlement. The Company believes it has no obligation to Willmon or Holling in connection with this matter.

     In April 1995, David Eastman filed a complaint in the Superior Court of the County of Orange, California against Clark Holcomb, Anita Kavanagh, Dr. Shell and the Company. This action alleges fraud, negligent misrepresentation, rescission and restitution, securities fraud and conspiracy to defraud. This action was served on Dr. Shell and the Company in July 1995. The only allegations of wrong doing are directed at Holcomb and Holcomb is alleged to have been acting as an agent of the other defendants. It is alleged that Holcomb represented that although the shares purchased by the plaintiff contained a legend, they would be free trading in sixty to ninety days. It is also alleged that Holcomb misrepresented the financial condition of the Company. The complaint seeks damages in the amount of $200,000 as well as unspecified punitive damages. The Company and Dr. Shell deny that Holcomb was their agent.

     In March 1995, Donald Seidel sued Clark Holcomb, Dr. Shell, George Berger and the Company in the Superior Court for the County of Los Angeles, which was served on the Company in May 1995. This action alleges breach of contract, fraud, non-payment for services, conspiracy to defraud, unjust enrichment and conversion. Plaintiff is seeking general and compensatory damages of at least $692,000 and special and consequential damages of not less than $170,000 together with exemplary and punitive damages. It is alleged that the Company conspired to defraud plaintiff of his shares of Company stock and deprive him of payment for services. The Company has denied these allegations.

     In April, 1995, Johnson & Johnson Finance Corp. ("J&J Finance") brought an action against MFA and VMI in connection with a loan made by J&J Finance to MFA that was secured by a lien granted by MFA on the Resonex MRI unit owned by VMI. After MFA defaulted on the foregoing loan, J&J Finance, in June 1995, obtained a writ of attachment on the Resonex MRI unit and has taken physical possession of that unit.

     It is the Company's position that MFA had no authority to secure the foregoing loan with VMI's MRI unit (which was carried on the Company's September 30, 1995 balance sheet at $1,012,500 after accumulated depreciation), since the loan was made solely for the benefit of MFA, the lien was placed on the MRI unit without VMI's knowledge or consent, and none of the loan proceeds were received by VMI or the Company. VMI intends to vigorously assert its right to recover from J&J Finance the MRI unit or any proceeds received by J&J Finance from the sale of the unit. In the event J&J Finance prevails in its assertion that it was entitled to foreclose upon and retain the MRI unit and any proceeds from the sale of that unit, VMI and the Company intend to assert their rights against MFA for fraudulently pledging the MRI unit to J&J Finance. Although the Company believes VMI is entitled to recover the MRI unit from J&J Finance and that VMI should prevail in its claims against MFA should J&J Finance be permitted to retain the MRI unit, there can be no assurance that VMI will prevail against either party or that VMI will be able to collect any judgement that it may obtain against MFA.

     In October 1995, the Seattle Regional Office of the Federal Trade Commission advised the Company that the staff believes that the Company's fat sequestrant product, which currently is marketed by a licensee under the name "SeQuester," has been improperly represented in advertising claims, and that the sequestrant product, when previously marketed by the Company under the name "Lipitrol", also was improperly represented in advertising claims. The staff has indicated that it is prepared to recommend that a complaint be filed against the licensee, the Company and certain individuals in connection with the foregoing. The Company presently is discussing this matter with the FTC staff with the objective of settling the matter. There is no assurance that a settlement will be reached or as to the impact on the Company of any settlement, although it is presently believed that any settlement may impact the claims utilized in the marketing of the sequestrant product and is likely to involve the payment of a fine or other financial penalty by the Company (the amount of which currently is unknown).

     There can be no assurance that the Company will prevail in any of the foregoing lawsuits. The Company may incur substantial expense in connection with this litigation and any unfavorable settlement or judgement against the Company in which the Company is a defendant could have a material adverse effect upon the Company.

     In August 1992, the Company initiated a construction program, which was completed during 1993, for its laboratory and office facility to augment and improve product development and production capability. In December 1992, the Company issued 500,000 restricted shares of the Company's Common Stock to Clark Holcomb in exchange for his offer to fund $350,000 of the construction costs. Costs of approximately $431,000 were expended by the Company, of which Mr. Holcomb has reimbursed $225,000. As of September 30, 1995, the unpaid portion of $125,000 is shown as a note receivable, as an offset to the equity section of the Company's balance sheet. This obligation was payable in monthly installments of not less than $10,000 plus accumulated interest through May 1, 1994, with the remaining principal balance plus interest originally due on June 1, 1994, and interest accrued at 1% per month on the unpaid balance. This note was subsequently extended to November 1, 1994 under the existing terms and conditions with the exception that the Company has the right to call the note on 30 days notice. As of September 30, 1995, this note plus accrued interest was delinquent in the approximate amount of $173,000 and the Company recorded a provision for possible uncollectible accounts for that amount. The Company is currently negotiating a settlement of the outstanding balance.

     The Company currently has no firm commitments for material capital expenditures, with any such future commitments being dependent upon the availability of funds. The Company does not anticipate that future compliance with existing environmental and occupational safety regulations will have a significant impact on its capital expenditures or on its financial condition or future operating results.

EFFECT OF INFLATION

     The Company does not believe that general inflation would have a material effect on its operations.

                         PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

     In August 1995, the Company, Dr. Jackie See and Francis Pizzulli entered into preliminary settlement agreements regarding the pending arbitration proceedings before the Judicial Arbitration and Mediation Service, Inc. in Santa Monica, California. As part of the proposed settlement agreements the Company agreed: 1) to pay Dr. See and Mr. Pizzulli starting in July, 1995 a total of 3% of the Company's net sales of products, and 30% of the Company's receipt of royalties from the Company's licensees under certain patents owned by the Company covering colored microspheres, contrast microspheres and fat sequestrant product; 2) to pay to Dr. See and Mr. Pizzulli on a monthly basis over time, a total of 3% of the Company's net sales of products, and 3% of the Company's receipt of royalties from the Company's licensees under certain patents owned by the Company covering colored microspheres, contrast microspheres and fat sequestrant product of $46,789 through June 30, 1995, attorney fees of $126,604 incurred incident to the arbitration, and $124,431 in settlement of certain contingent liability issues raised in the arbitration proceedings; and 3) to transfer to Dr. See and Mr. Pizzulli 25,000 restricted shares of KCD Incorporated common stock. Dr. See executed a formal agreement during September 1995.

     In addition, the Company has proposed a settlement of Mr. Pizzulli's claim for damages he alleged he suffered as the result of the Company's timing to permit him to publicly resell up to 283,000 shares of the Company's common stock under Rule 144, by the Company issuing Mr. Pizzulli 183,000 shares of the Company's common stock under Rule 144 with an agreement to issue Mr. Pizzulli an additional 75,000 shares of the Company's common stock issued under Rule 144 in the event that the price per share of the Company's common stock does not reach an agreed level by March 31, 1996, and an officer of the Company transferring to Mr. Pizzulli 117,000 free trading shares of the Company's common stock. Mr. Pizzulli has declined the Company's offer and negotiations are continuing.

     The Seattle Regional Office of the Federal Trade Commission has advised the Company that the staff believes that the Company's fat sequestrant product, which currently is marketed by a licensee under the name "SeQuester," has been improperly represented in advertising claims, and that the sequestrant product, when previously marketed by the Company under the name "Lipitrol", also was improperly represented in advertising claims. The staff has indicated that it is prepared to recommend that a complaint be filed against the licensee, the Company and certain individuals in connection with the foregoing. The Company presently is discussing this matter with the FTC staff with the objective of settling the matter. There is no assurance that a settlement will be reached or as to the impact on the Company of any settlement, although it is presently believed that any settlement may impact the claims utilized in the marketing of the sequestrant product and is likely to involve the payment of a fine or other financial penalty by the Company (the amount of which currently is unknown but could be substantial).

          In October 1995, the staff of the SEC advised the Company that it was considering recommending that the SEC file a civil injunctive action against the Company and Dr. William Shell for alleged violations of the registration provisions of the federal securities laws. The alleged violations appear to relate to the sale by the Company of unregistered shares of its common stock which involved a series of resales of these shares that were either directly effected or were arranged for by Clark Holcomb. These transactions have been the subject of an SEC investigation previously disclosed by the Company.

          The Company is seeking to dissuade the SEC from taking formal action against the Company but believes that it is likely that the SEC will seek permanent injunctive relief. In that event the Company would attempt to enter into a consent decree with the SEC in which the Company, without admitting or denying any wrongdoing, would be enjoined from violating the registration provisions of the federal securities laws in the future. However, it also is possible that the SEC could seek to impose significant monetary penalties on the Company or to require the Company to offer rescission to the purchasers of some or all of the shares involved in the unregistered transactions. Although the Company believes it is not likely that these additional forms of relief would be imposed upon the Company, any such additional relief imposed could have a materially adverse effect upon the Company. The Company also is not in a position to predict what, if any, additional remedies the SEC might seek against Dr. Shell. The Company and Dr. Shell are subject to a 1992 permanent injunction enjoining them from violating the federal securities laws.

     There can be no assurance that the Company will prevail in any of the foregoing legal proceedings. The Company may incur substantial expense in connection with this litigation and any unfavorable settlement or judgement against the Company in which the Company is a defendant could have a material adverse effect upon the Company. For a description of certain other litigation involving this Company see the Company's Form 10-QSB-Part I for the nine months ended September 30, 1995.

Item 4.  Submission of Matters of a Vote to Security Holders

     On September 17, 1995, the Company submitted a notice of annual meeting of shareholders to be held on October 26, 1995 and a proxy statement to all holders of record of Company's common stock as of August 28, 1995 which is incorporated herein by reference.

     On October 26, 1995, the shareholders of the Company approved amendments to the Company's certificate of Incorporation to provide for: (i) a reverse stock split of not less than one share for every four old shares nor more than one share for every eight old shares, with the specific exchange ratio to be determined by the Board of Directors; (ii) an increase in the number of authorized shares of common stock from 25,000,000 to 50,000,000.

Item 5.  Other Information

     On July 6, 1995, the Company's common stock was deleted from the Nasdaq Small-Cap Market. The Company then requested a hearing before the Nasdaq Hearing Review Committee ("Committee"). On September 22, 1995, the Committee affirmed its original delisting decision.

Item 6.  Exhibits and Reports on Form 8-K:

     (a) Notice of Annual Meeting of Shareholders October 26, 1995 and Proxy Statement dated September 17, 1995.

     (b) On July 5, 1995, the Company filed a report on Form 8-K which reported under Items 5 and 7 of such form.

          On August 4, 1995, the Company filed a report on Form 8-K which reported under Item 5 of such form.

          On August 21, 1995 the Company filed a report on Form 8-K which reported under Item 5 of such form.

     (27) Financial Data Schedule (included only in EDGAR filing).

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      INTERACTIVE MEDICAL TECHNOLOGIES LTD.
                      -------------------------------------
                          (Registrant)


Date:     11-13-95       By:  /s/ WILLIAM E. SHELL
      ------------           ----------------------------------------
                              Dr. William E. Shell
                             (Chief Scientific Officer and Director)


Date:     11-13-95       By:  /s/ STEVEN R. WESTLUND
      ------------           ----------------------------------------
                              Steven R. Westlund
                             (President, Chief Executive Officer and Director)


Date:     11-13-95       By:  /s/ PETER T. BENZ
      ------------           -----------------------------------------
                              Peter T. Benz
                             (Chief Financial Officer and Director)


Date:     11-13-95       By:  /s/ RICHARD N. SHELL
      ------------           ------------------------------------------
                              Richard N. Shell.
                             (Vice President, General Counsel and Director)


Date:     11-13-95       By:  /s/ MICHAEL GRECHKO
      ------------           -----------------------------------------
                              Michael Grechko
                             (Chief Accounting Officer and Secretary)


Date:     11-13-95       By:  /s/ JOHN C. OSBORNE
      ------------           -----------------------------------------
                              John C. Osborne
                             (Director)