Form 10KSB
period 1995-12-31
INTERACTIVE MEDICAL TECHNOLOGIES LTD
filed 1996-04-15
CIK 822997

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

     (Mark One)     ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
     (X)               SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1995
                                      OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     ( )            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
              For the Transition Period From ________to_________
                        COMMISSION FILE NUMBER 0-21384


                     INTERACTIVE MEDICAL TECHNOLOGIES LTD.
                     -------------------------------------
           ( Exact name of Registrant as specified in its charter )

           Delaware                                    13-3367421
           --------                                    ----------
( State or other jurisdiction of                   ( I.R.S. Employer
incorporation or organization )                   Identification No.)



2139 Pontius Avenue, Los Angeles, California             90025
- --------------------------------------------             ------
(Address of principal executive offices)               (Zip Code)


      Registrant's telephone number including area code:  (310) 312-9652
          Securities registered under 12(b) of the Exchange Act: NONE
             Securities registered under Section 12(g)of the Act:
                        COMMON STOCK ($.001 PAR VALUE )

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS; AND, (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES: (X) NO: ( )

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. YES: ( ) NO: (X)

For the year ended December 31, 1995, the Registrant's revenues were approximately $1,184,552.

As of March 31, 1996, the aggregate market value of the shares of the Registrant's common stock held by non-affiliates was approximately $4,185,839.00

As of March 31, 1996, the Registrant had 32,871,194 shares of common stock outstanding.

                   Documents Incorporated by Reference: NONE

            Transitional Small Business Format.  YES: (  ) NO: (X)


- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS

     The Company's founding purpose and mission is to increase the early detection of restrictions or blockages in human blood flow through significantly improved diagnostic imagery. Since commencing operations in 1986, the Company and its founding predecessors ( Spheres Research Partners and See/Shell Biotechnology, Inc., the "Founding Predecessor's") have been engaged in the study, discovery, research and development, manufacturing and sales and marketing of diagnostic imaging products and services relating to blood flow in animals, and humans. Later, the Company (while operating as S/S Biotechnology, Inc.) developed a unique fat sequesterant technology which involved the selective entrapment or sequestration of dietary fat from food while in the gastrointestinal tract, theoretically preventing the absorption of that fat into the blood stream and ultimately the body. However, to date clinical studies do not support the efficacy of that technology.

ORGANIZATION

      In 1986, William Shell, MD., and Jackie See, MD., formed Spheres Research Partners ("SRP") a medical partnership. On August 17, 1987, SRP changed its name to See/Shell Biotechnology, Incorporated., ("S/S"), becoming a California corporation. In September of 1987 S/S formed E-Z TRAC, Inc., ("E-Z Trac") as a wholly owned subsidiary and simultaneously assigned E-Z Trac all of S/S's rights relating to a proprietary technology for the measurement of blood flow utilizing micron sized particles ("the colored microsphere products") which had been recently developed by S/S. In 1988, E-Z Trac commenced operations when it began the sales and marketing the colored microsphere products to research facilities and Universities engaged in animal blood flow studies. On January 17, 1990, Interactive Principles, Incorporated., (IPI) a company that had been previously incorporated in Delaware in 1986 for the purpose of acquiring other companies, and who was unaffiliated with the Company (the "Public Predecessor"), acquired 82.5% of S/S, and simultaneously changed its name to "Interactive Medical Technologies, Ltd." (the "Company"). In 1987 IPI completed a $150,000 private placement of its securities. However, during the three yeasr preceding its acquisition of S/S, IPI had no business or operations that the Company is aware of. In May 1990, the Company organized Effective Health, Incorporated, ("Effective Health") as a wholly owned subsidiary to license market products based on the sequesterant technology as well as other dietary and food supplement products.

OPERATING HISTORY

      In 1988, S/S developed a technology for the measurement of blood flow in laboratory animals utilizing a non biodegradable, non radioactive plastic "labeled" micron sized particle (the "colored microspheres"). Also in 1988, S/S developed a second microsphere which unlike the previous plastic microsphere was biodegradable and composed of the human blood protein albumin, and other ordinarily available FDA approved contrast agents. The second microsphere or "contrast" microsphere was developed for human applications and designed to significantly improve the speed, accuracy, and resolution of diagnostic imaging of human organs visualized through existing x-ray, computer-assisted tomography ("CAT") scanning, ultrasound, or magnetic resonance imaging ("MRI") equipment. From 1988 to 1990, S/S developed several potential diagnostic imaging applications for humans utilizing the contrast microspheres visualized through existing x-ray, CAT scan, ultrasound and magnetic resonance imaging systems.

     On January 17, 1990, the Company commenced operations through the acquisition of S/S. Initially, the Company's operations consisted of the sales and marketing of the colored microsphere products to research facilities engaged in animal blood flow research through E-Z Trac. Soon after, the Company began marketing Lipitrol a weight loss product based on the sequesterant technology. The Company sold this product directly to doctors, consumers, and to a number small local distributors. The Company subsequently discontinued selling the product directly in favor of licensing the technology to established sales and marketing companies.

     In May 1991, the Company formed Effective Health, Inc. ("EHI"), as a wholly owned subsidiary to market products based its fat sequesterant technology and other dietary and food supplement technologies and products which the Company intended to develop. In September 1991, S/S became a wholly owned subsidiary of the Company as a result of Dr. See canceling the remaining 17.5% of S/S outstanding shares.

     In 1992, the Company expanded operations with the introduction of the "Investigator Partners Service" ("IPS") program. The IPS program combines a national reference service with automated laboratory analysis and counting of colored microspheres used in animal blood flow studies, and in study of microsphere delivery systems for pharmaceutical drugs. The program was initially designed to service E-Z Trac colored microsphere customers.

     In 1993, the E-Z Trac IPS business had grown past the capabilities of its imaging analyzer. Seeking to increase production capacity, E-Z Trac developed an improved imaging analyzer based on flow cytometry technology. The improved image analyzer is based on a Becton-Dickenson flow cytometer and uses proprietary software developed by E-Z Trac technicians which increased the speed and sensitivity range of flow cytometer significantly. The improved image analyzer increased IPS production capacity and accuracy as well as increasing the range of microsphere color distinction from two to as many as eight. Subsequent bench tests confirmed the improved analyzer's reliability. E-Z Trac placed the improved unit in service where it currently processes as many as 800 samples per week. E-Z Trac began marketing the unit later that year.

          In June of 1993, the Company acquired Venus Management, Incorporated. (See Acquisition)

     In July of 1993, as a result of the Company's growing concerns relating to sales and the subsequent resale of the Company securities, the Company formed an independent committee of its Board of Directors whose purpose was to investigate whether certain prior private placements of the Company's securities complied with all of the registration requirements of federal and state securities laws. In certain prior private placements of the Company's shares, a total of approximately 2,506,982 shares of the Company's Common Stock was issued to a small number of individuals. Those issuance's had been structured in reliance upon the advice of the securities counsel the Company was using at that time, and the Company believes that these issuance's, standing alone, would have qualified for exemptions from registration under federal and state securities laws. However, certain subsequent resale of these shares, commencing in June 1992, by the original purchasers or their transferees to a total of approximately 330 investors raised an issue as to whether a technical distribution occurred that might have required either the original issuance or the resale to have been registered. All of the foregoing resale's were either directly effected or arranged for by Clark M. Holcomb.

      October of 1993, the Company filed a registration statement with the SEC to register all of the foregoing 2,506,982 shares with the Securities and Exchange Commision ("SEC"). However, even if the registration statement should become effective so as to permit public resale's by the holders of the shares involved in the transactions described above, these holders could have a right of rescission to recover the purchase price they paid for their shares plus interest from the date of purchase against the persons from whom they acquired the shares. The Company believes (based in part upon the opinion of its current special securities counsel) that these holders do not have a valid and enforceable right to such rescission from the Company. However, subject to any applicable statutes of limitation that might bar such future claims, these shareholders could assert such claims, and the Company has not set aside any reserves to fund any potential liabilities that it might incur in connection with any such future potential claims, which could be material. Should the Company incur any such liabilities, it might seek indemnification or contribution for such liabilities from Clark M. Holcomb, or other third parties.

                               Part 1 Continued

      In 1994, the National Association of Securities Dealers ("NASD") began quoting the Company's common stock on its national quotation system. This was based on the Company's stock price, assets and liquidity meeting the amounts specified by NASD.

      The Company's common stock had been previously quoted on the electronic bulletin board (EBB).

     The Company, through its Effective Health subsidiary entered into a exclusive Licensing Agreement with KCD, Incorporated, a company recently formed by Clark M. Holcomb and who represented to have distribution access to national drug and health food chains. At the time the Company entered into the agreement, KCD had very limited management experience and financial resources. The agreement provided KCD with exclusive sales and marketing rights to the Company's fat sequestration technology for the United States and Canada. The agreement required KCD to pay an initial licensing fee of $100,000, and to make minimum monthly royalty payments to maintain the license. KCD began marketing SeQuester-TM- in 1994 which is a product based on the Company's sequestration technology. The agreement also required KCD to conduct clinical studies designed to establish and validate marketing claims. It further required the KCD assume sole responsibility for marketing claims, and to market their product in accordance with established FTC guidelines. In September 1994 KCD became delinquent in making it royalty payments to the Company as provided for in the Licensing agreement.

RECENT DEVELOPMENTS

     In January of 1995, the Company entered into a an exclusive agreement to conduct human clinical tests of an advanced generation sequestration technology recently developed by the Company with a large well known European nutritional company engaged in the business of manufacturing and marketing food supplements and weight loss products internationally. The clinical test protocol was designed as a double blind trial by a research group affiliated with the European company. The protocol was sent to the Company for approval, and was subsequently reviewed and approved by William Shell, the Company's Chief Scientific Officer. In December of 1995, the Company was informed that the results of the were not statistically significant. The Company's Science Officer disputed the results, however, the European company did not exercise its option to acquire foreign sales and marketing rights to the product.

     In April of 1995, had reached a critical cash shortage due in part to the failure of KCD to make the royalty payments as required under the terms of the license agreement. As of March 1996 KCD was approximately $425,000 in arrear These events complicated negotiations with investors who had previously committed to a substantial private placement, which was subsequently withdrawn out of a concern on the part of the investors that the Company would not be able to collect the royalties due from KCD, and that any additional capital invested now would be used to fund operations which according to the investors were disproportionately high compared to the Company's revenues. The loss of the financing commitment compounded by KCD's withholding royalty payments prevented the Company from meeting its financial obligations, including employee payroll, which the Company believes contributed in part to the resignation of William Pelzer, then the Chief Executive Officer and President. Mr. Pelzer's resignation letter cited failure on the part of the Company to provide compensation, and personal reasons.

     In May of 1995, Mr. Steven R. Westlund joined the Company as Chief Executive Officer, President, and a director. Mr. Westlund replaced former Chief Executive Officer and President William Pelzer. Mr. Westlund was experienced in restructuring financially troubled companies as well as having experience developing consumer products and markets. Mr. Westlund had been previously introduced to the Company by Company investors.

     In June of 1995, at the request of Steven Westlund, Peter Benz joined the Company as Chief Financial Officer and a director. Westlund and Benz had recently worked together as senior management during the restructure of another similar

   Company. Mr. Benz was experienced in restructuring financially troubled companies as well, as in developing investment banking relationships. With Westlund and Benz (new senior management) in place as new senior management and members of the Board of Directors, the Company made significant changes in operations which began with significant cost cutting including reorganizing its subsidiaries to operate as profit centers, and reducing general and administrative ("G&A") costs. Changes were also made in the Company's priorities which were shifted toward revenue generating activities, securing existing revenue base (resolving KCD default of licensing royalty's), developing new markets for existing products, creation of a new product development unit and new products, development of alternative financing sources such as government sponsored research grants, development of strategic partners to help fund research and commercial development, as well as other measures (hereinafter referred to as "Management's 1996 Plan of Operation")

     Also in June of 1995, the Company amended KCD's original licensing agreement as a result of demands that the current royalty payment which was calculated on 15% of net sales was creating problems for KCD in the marketing of SeQuester-TM-, and could ultimately prevent KCD from being able to market SeQuester-TM- profitability. Further, the high royalty was preventing KCD from meeting its current financial obligations, included making its royalty payments to the Company. Considering the Company's financial condition at that time the Company believed that it was in its best interests to reduce the royalty assuming that such a reduction would enable KCD to meet its financial obligations. The amended agreement lowered the KCD's royalty from 15% of net sales to 6% of gross sales. In exchange KCD agreed to pay the Company all delinquent royalty's and future royalty's through a factor, which the Company believed would prevent KDC from further interference (See Licensing Agreements).

     In July of 1995, the National Association of Securities Dealers ("NASD") removed the Company's common stock from its NASD national quotation system. The removal was based on the Company's failure to maintain a minimum one dollar stock price as well as the minimum liquidity and assets specified by NASD. The Company appealed the decision on the grounds the Company was in technical compliance, however, the review committee rejected the Company's argument citing that technical compliance was insufficient given the Company's its unprofitable history. The Company's common stock is currently quoted on the electronic bulletin board under the ITAM symbol.

     In October of 1995, the Company submitted an application to the National Institute of Health ("NIH") for a research grant to support the research and development of the Company's contrast microspheres in human diagnostic applications. In January of 1996, the Company was notified by the National Institute of Health's ("NIH") medical and scientific review panel that the Company's application for a research grant had been given a favorable score and recommendation. The research grant, if approved, would provide $100,000 to the Company immediately, with an additional $750,000 funding conditioned on the success of phase one. (See Grants - Under Research and Development). In March of 1996, the National Institute of Health ("NIH") notified the Company that it had "informally" approved the Company's application for a research grant to develop its contrast microspheres for human applications. The Company expects to receive formal NIH notification and first phase funding within 60 days.

     Also in October of 1995, the Company began development of new dietary and personal care products which the Company intends to market beginning in the second half of 1996. This development, which began in October 1995 has been conducted at the Company's facilities as well as at various other facilities and laboratories by members of a newly formed product development team comprised of regulatory consultants, nutritional experts and medical consultants. The product new development group is responsible for the development of unique dietary and food supplement products which the Company can market beginning in the later part of 1996 under Management's 1996 Plan of Operations. The new product development group is also responsible for developing valid supportable marketing claims based on a combination of existing data and combined with data obtained through

   Company sponsored clinical studies.

     In October of 1995, the Seattle Regional Office of the Federal Trade Commission advised the Company that the staff believes that the Company's sequesterant product, which was licensed to KCD and marketed by KCD under the SeQuester-TM- trade mark, has been improperly represented in advertising claims, and the same sequesterant product previously marketed by the Company under as Lipitrol-TM- was also improperly represented in advertising claims. The staff advised the Company that it is prepared to recommend that a complaint be filed against the licensee, the Company and certain individuals in connection with the foregoing. The staff also indicated its belief there is insufficient substantiation of the efficacy of the product for weight loss or fat sequestration. The Company and the FTC staff have agreed upon the terms of a proposed settlement in this matter, pursuant to which the Company would consent to a permanent injunction prohibiting it from making misrepresentations relating to weight loss or weight reduction products or services, or with respect to tests or studies relating to such programs or services. In addition, the Company would pay consumer redress to the FTC in an aggregate amount of $35,000 over a period of twelve months. The Company's Board of Directors voted to accept the proposal in March 1996, which now must be formally approved by the FTC.

     In October of 1995, the staff of the Securities and Exchange Commission ("SEC") advised the Company that it was considering recommending that the commission file a civil injunctive action against the Company and Dr. William Shell for alleged violations of the registration provisions of the federal securities laws. These alleged violations appear to relate to the sale by the Company of unregistered shares of its common stock which involved a series of resale's of these same shares that were either directly effected or were arranged for by Clark M. Holcomb. These transactions have been the subject of an SEC investigation previously disclosed by the Company. The Company is negotiating with the SEC regarding a potential settlement of any SEC claims against the Company with respect to the above transactions. The Company anticipates that the settlement would require the Company to consent to a permanent injunction, without admitting or denying any liability, that would bar the Company from and future violations of the registration requirements of the federal securities laws. The Company believes that such a settlement would not have a materially adverse effect on the Company or its operations. However, there can be no assurance that a settlement as described above ( or a settlement with any other terms ) will ultimately be reached with the SEC. The Company and Dr. Shell are subject to a 1992 permanent injunction enjoining them from violating the federal securities laws.

     Also in December of 1995, the Company's Board of Directors called a special meeting of the Board of Directors for the specific purpose of forming a standing Executive Committee of the Board of Directors consisting of all directors except William Shell MD. After being duly formed the Executive Committee was empowered to direct management in all matters relating to the operations and business of the Company, and specifically in matters relating to the Securities and Exchange Commission investigation into the possible violations of the registration provisions of the federal securities laws by Dr. Shell and the Company, which has been disclosed by the company previously. The Company had previously been in discussions with the SEC enforcement staff in connection with this matter, and based in those discussions the Company believed that it was in its best interests that Dr. Shell resign from the Board of Directors. Dr. Shell did not resign from the Board of Directors as requested by the Company.

     Effective December 31, 1995, Richard Shell resigned as a director and as Vice President and in house counsel..

     In January of 1996, the Company entered into a broad based, long-term agreement with E-Z-EM, Inc., ("E-Z-EM"), a global leader in the sales and marketing of oral radiographic contrast agents with annual revenues in excess of $90,000,000 to conduct pre clinical and FDA approved clinical trials of the Company's contrast microspheres for certain human applications, and to develop manufacture and market products, applications and services relating to the Company's contrast microspheres.. Initially, E-Z EM will fund pre clinical animal studies which are to begin as soon as possible. The agreement as contemplated reflects E-Z-EM's intention analyze the full impact of regulatory costs and expenses in preparation for additional capital funding to conduct FDA approved clinical trials as a Investigational New Drug ("IND") with the FDA. The agreement further establishes the commercial relationship between the two company's where the Company will retain the rights to manufacture contrast microsphere products while E-Z EM have the exclusive option to license, including the right to sub-license, all products developed under the agreement, and subsequent patent if any, with rights to global sales and marketing of the products and related services for the life of the patent or 10 years, whichever is longer. The Company believes the strategic partnering of E-Z EM and the Company will accelerate the development of contrast microspheres for human applications and will substantially improve the possibility of these products being commercialized. In March of 1996, the Company and E-Z EM began pre clinical animal studies of the contrast microspheres for the detection of pulmonary emboli (lung blood clots) at Dartmouth Hitchcock Medical Center, and at the University of Massachusetts Medical Center.

     In January of 1996, the Company discovered that a number of Company checks were missing and presumed to have been taken during the Christmas holiday at which time the Company's normal daily business activities had been scaled down. Upon investigation, the Company discovered that certain of the missing checks appeared to have been endorsed and recently cashed by William Shell. The checks also contained the signature of the Michael Grechko, the Company's Chief Operating Officer. Michael Grechko denied having signed these checks and stated that his signature had been forged. After further investigation of the matter, the Executive Committee of the Company's Board of Directors met with William Shell to discuss the matter. Dr. Shell confessed that he cashed the checks.

   In a subsequent meeting the Company informed William Shell that he must resign from the Board of Directors, which he did on January 23, 1996. On February 6, 1996, the Company terminated William Shell's employment agreement for cause. Although the Company is attempting to settle various open issues with William Shell amicably, he has disputed the Company's accounting of certain FATCO royalty's which had been previously assigned to the Company by William Shell and reported by the Company on its previous financial statements. However, Dr. Shell recently informed the Company that he has rescinded his assignment of FATCO royalty to the Company effective January 1, 1993. Given these issues, and the possibility of other issues developing there can be no assurance an amicable settlement will be reached between Dr. Shell and the Company, or that Dr. Shell will not file a law suit against the Company relating to the termination of his employment agreement, the Company's accounting of FATCO royalty, or on any number of other matters. The Company intends to vigorously defend any proceedings initiated by Dr. Shell against the Company, and although the ultimate outcome of such defense is uncertain and not free from doubt, the Company believes, on the basis of facts currently known that the Company would prevail, or, should the Company not prevail that the Company would not have any material liability.

     On February 29, 1996, KCD informed the Company that special KCD patent counsel had recently reviewed the Company's patent covering the sequestration technology, which is the licensed formula and technology used in the manufacture of KCD's SeQuester-TM- weight loss product, that on the advice of special patent counsel KCD now believes that the patent does not apply to the product licensed to KCD by Effective Health. KCD alleges the Company and Effective Health deceived and induced KCD to enter into a license agreement knowing the patent did not apply to the product KCD intended to market. which resulting in damages to KCD. The letter demands that unless the Company return all licensing fees and royalty's paid to it within five days, KCD would seek to recover such licensing fees and royalty payments through litigation. The Company and Effective Health deny all of the forgoing. KCD was fully informed by the Company and Effective Health during numerous meetings prior to KCD entering into the first and amended licensing agreements with Effective Health. The Company considers this action by KCD, who is an affiliate of Clark M. Holcomb, as an attempt to divert attention away from KCD's inability to make the royalty payments due the Company under the terms of the original and First Amended License agreement. As of March 31, 1996, KCD had not challenged the patent, however, there can be no assurance that KCD will not initiate legal proceedings for that purpose.

     On March 1, 1996, KCD failed to cure a default which had begun in January 1996 as a result of their failure to make past due and current royalty payments resulting in the termination of the license by the Company. The Company has depended on the licensing and royalty payments which represented a significant contribution to the Company's cash flow, and which, depending on the preceding months sales of SeQuester-TM- have been as much as 71% of the Company's total cash flow. In March 1996, the Company, on behalf of its subsidiary EHI, filed an action against KCD in Los Angeles County Superior Court. This action alleges causes of action against KCD for Breach of the Amended License, Declaratory Relief and Permanent Injunction. The action is based upon the failure of KCD to pay the royalties due pursuant to the contract and their use of advertising claims in connection with the sale of the licensed products which were in excess of those which the Company authorized KCD to make. On April 8, 1996, KCD filed a cross complaint against the Company, Effective Health, William Shell and William Pelzer alleging causes of action for Breach of Contract, Breach of Implied Conversion, Rescission, Good Faith and Fair Dealing, Negligence, Intentional Misrepresentation, Accounting and Constructive Trust. The Company denies all of the claims and intends to fully defend this cross complaint.

ACQUISITIONS

     Although the Company had no previous experience as magnetic resonance imaging service providers, the Company believed that given the nature of its contrast microsphere studies and understanding of the MRI process that it could become a successful MRI service provider. The Company also believed that as the owners of MRI units, the Company could utilize these units during down time for the Company's own research and development of contrast microspheres in MRI applications. In 1993, the Company acquired Venus Management, Incorporated, ("VMI") a company which was incorporated in New York on August 1, 1989 and who's assets consisted of two magnetic resonance imaging (MRI) systems (the "Units") one of which was operating as a mobile unit and was leased to a MRI service provider in New York, the other unit was not assembled, or operational but had been leased to another MRI service provider.

     Pursuant to an Exchange of Stock Agreement and Plan of Reorganization dated as of May 6, 1993 (the "Exchange Agreement"), and effective on June 30, 1993, the Company acquired all of the outstanding capital stock of VMI from Associated Funding, Inc. and Diagnostics Resource Funding, Inc. (the then sole stockholders of VMI) for an aggregate consideration of 1,000,000 shares of Common Stock issued by the Company. The assets of VMI (which was incorporated in New York on August 1, 1989) consist of two magnetic resonance imaging (MRI) systems (the "Units") that are owned by VMI, whose sole source of revenue currently is the lease payments it receives from leasing the Units.

     The Company, and the selling shareholders each are required to pay a third party that is unaffiliated with the Company a finder's fee in connection with this transaction of 10,000 unregistered shares of the Company's Common Stock.

     The Company has delayed issuing the 10,000 shares of Common Stock that it is required to deliver to this party pending the resolution of certain lease payment delinquencies discussed below. The Units were acquired by VMI from Medical Funding of America ("MFA") on June 30, 1993 in connection with the Company's acquisition of VMI. VMI did not pay any additional consideration to MFA in connection with VMI's acquisition of the Units but formally assumed the obligation to repay a note issued by MFA to a third party finance company that financed MFA's original acquisition of one of the Units (the "First Unit Note").

     Accordingly, VMI will be required to make the payments under the First Unit Note, the payment of which is secured by one of the Units. The other Unit was owned by MFA and transferred to VMI free of any security liens or other obligations. As part of VMI's acquisition of the Units, MFA also assigned to VMI its interest as lessor under an existing lease of one of the Units described below. One of the two Units is installed and operating as a mobile unit in New York state. The second Unit has not been placed in service. Issuance of a second 1,000,000 shares of Common Stock to the sellers was contingent on MFA's presenting to the Company prior to January 27, 1994 an operating agreement with a third-party user with respect to the second Unit that would have provided net present value payments to the Company (utilizing a 12% per annum discount factor) of at least $1,350,000, as determined by the Company. However, MFA failed to present such an operating agreement to the Company by the required date, and, accordingly, the second 1,000,000 shares of Common Stock was not issued to the sellers.

     The number of shares issued in consideration of the acquisition of VMI was determined by negotiation, taking into account the market price of the Common Stock of the Company, the fact that the Common Stock issuable under the Exchange Agreement would be issued without registration under the Securities Act and therefore could not readily be disposed of, the original cost of the Units owned by VMI (which was, in the aggregate, approximately $3,370,000), and the operating history of the one Unit that is currently installed.

     One of the Company's two magnetic resonance imaging (MRI) systems (the "Units") is currently installed and operating as a mobile unit in Jefferson Valley, New York and has been in continual use since September 1992 and is leased to Tri-County

   Mobil MRI, L.P. ("Tri-County"), whose general partner is Diagnostics Resource Funding.

     This lease provides for monthly payments of $37,926 to Venus Management, Inc. ("VMI") through August 1999 and $68,589 in September 1999 (with such payments being guaranteed by Medical Funding of America, Inc., "MFA"), and VMI is required to make monthly installment for the first Unit to a third party finance company of $32,360 through August 1999 and $68,589 in September 1999.

     MRI lease operations resulted in a (continuing) net loss of $304,290 and a net loss of $620,123 for the years ended December 31,1995 and 1994, respectively. Lease revenues of $687,459 for 1994) were offset by interest on lease obligations of $143,750 and depreciation on the two units of required payments of interest and principal to a third party finance company. Lease revenues for 1994 include $270,270 of delinquent payments with respect to the second unit owned by VMI, for which none of the scheduled lease payments have been received by VMI. Receivables related to these lease payments were written off during 1994. In August 1994, VMI commenced litigation to collect delinquent lease payments with respect to this unit. Lease revenues for 1995 were $319,072 which includes only one unit, were offset by interest on lease obligations of $142,005 and depreciation on the two units of $481,357.

     In April of 1995, Johnson & Johnson Finance Corp. ("J&J Finance") brought an action against MFA and VMI in connection with a loan made by J&J Finance to MFA that was secured by a lien granted by MFA on the Resonex MRI unit which at the time was owned by VMI. After MFA defaulted on the foregoing loan, J&J Finance obtained a writ of attachment in June 1995 on the Resonex MRI unit and took physical possession of that unit. The Company's position is MFA had no authority to secure the foregoing loan with VMI's MRI unit since the loan was made solely for the benefit of MFA, the lien was placed on the MRI unit without VMI's knowledge or consent, and none of the loan proceeds were received by VMI or the Company.

     The Company is in settlement discussions with J&J that would require the Company and VMI to forfeit their interest in the MRI unit in exchange for J&J releasing VMI and the Company from any damages. Although the Company believes VMI is entitled to recover the MRI unit from J&J Finance and that VMI should prevail in its claims against MFA should J&J Finance, be permitted to retain the MRI unit, there can be no assurance that VMI will prevail against either party or that VMI will be able to collect any judgment that it may obtain against MFA. As a result of the foregoing, the Company has written off the net book value of the second unit of $964,286 as of December 31, 1995. VMI has commenced litigation against MFA seeking payment of delinquent lease payments, however, there can be no assurance that MFA will be able to make any of those required lease payments to VMI. Receivables of $270,270 related to a portion of these lease payments were written off during 1994 (See Notes to Consolidated Financial Statements, Note 4.) and none were accrued for 1995.

     As of February 29, 1996, Tri-County was delinquent in making the January and February 1996 lease payments and MFA and VMI failed to make these payments under their guarantee to the finance company which has issued a notice of default. MFA has also failed to make these payments to VMI under its guarantee of Tri-County's payments to VMI. Accordingly, VMI had not made certain payments due to the third party finance company for the first Unit.

      Should Tri-County fail to make its future lease payments to VMI and should VMI be unable to make its future required payments to the finance company (i) VMI could lose ownership and possession of the first Unit and (ii) the entire remaining balance of the MFA note would become immediately payable, with VMI and the Company being liable, together with MFA, for any deficiency in repayment of the note. Both MRI leases are delinquent. The operational unit is two months delinquent, no payments have been made on the second unit.

     Pursuant to the Exchange Agreement, the Chairman of the Board of Directors of MFA, Gerald A. Brauser, was elected to the Board of Directors of the Company on June 23, 1993, effective upon the Company's acquisition of the outstanding stock of VMI. He subsequently resigned as a director of the Company in April 1994 for personal reasons. Prior to the transactions described herein, Mr. Brauser's wife held 156,285 shares of the Company's Common Stock.

BUSINESS

     The Company is engaged in the business of developing, manufacturing, and sales and marketing of proprietary diagnostic imaging products and services relating to blood flow research in animals, and although not commercially available for sometime, the Company also developed proprietary diagnostic imaging products and procedures for human applications using existing imaging equipment such as x-ray, CAT scan, MRI, and ultra sound. Out of the Company's interest in blood flow research, the Company developed, manufacturers, and licensed a proprietary technology for the selective entrapment or sequestration of dietary fat from food while in the gastrointestinal tract, thereby preventing the absorption of that fat into the blood stream and ultimately the body. Beginning in October 1995, the Company expanded its research and development of dietary and food supplement products with the intention of commercializing such new products beginning in the later part of 1996.

     The Company's mission and goal is to increase the early detection of restrictions or blockages in human blood flow through significantly improved diagnostic imagery. To achieve this the Company has focused its research and development on the use of micron sized solid particles comprised of either blood protein mixed with other contrast agents, or plastic styrene spheres which are either biodegradable, intended for human applications, and non-biodegradable, intended for animal blood flow research. In actual use, spheres which have been "labeled" with color or dye are injected in the arterial blood flow were mix and ultimately lodge in tissue. Sample tissue is liquefied using an reagent extraction process which then calculates the number of microspheres contained in the sample. The goal in developing the colored microsphere was to produce a product of superior quality capable of maintaining a high percentage of its original dye concentration over extended periods. Such a product would improve diagnosticians ability to make rapid identification and discrimination under microscopic examination enabling early detection of restrictions or blockages in blood flow. The Company's use contrast and colored microspheres for diagnostic imaging of human organs, animal blood flow research, and as a delivery system for pharmaceutical drugs, and contain various imaging agents or other reflective indicators which label or mark the microspheres creating a distinctive reflection which is detectable when visualized by through imaging equipment such as x-ray, CAT scanning, ultrasound or MRI. The Company has developed two type of microsphere products which are:

PRIMARY PRODUCTS AND SERVICES

   NON-BIODEGRADABLE COLORED MICROSPHERE PRODUCTS FOR ANIMAL BLOOD FLOW RESEARCH

     The Company has developed a method for measuring arterial blood flow to the major organs on laboratory animals using color "labeled" non-radioactive polystyrene spheres ranging in size from one to twenty five microns. One of two classes of non radioactive markers, either a series of chemically linked colored dyes, or non animal enzyme markers are attached to the microspheres giving them a distinctive signal when visualized through the Company's flow cytometer imaging system. The patented process also involves a technology for separating both colored and enzyme-linked spheres from tissue and blood.

   The number of colored microspheres contained in tissue or organ samples is determined by direct computerized counting of the individual colored microspheres when visualized by a flow cytometer, or through other imaging systems. E-Z Trac has successfully demonstrated the feasibility and efficacy of its non-radioactive colored microspheres in previous animal blood flow studies which utilized black non-radioactive colored microspheres and alkaline hydrolysis of tissue and blood samples. The use of color "labeled" (identifiable by color during diagnostic visualization) microspheres is important in experimental studies of organ blood flow distribution and other pathologies. Simultaneous blood flow measurements following coronary artery occlusion which compared radioactive microspheres and colored microspheres have shown similar measurement correlation's of regional myocardial blood flow in zones of normal, intermediate and low blood flow. The standard measurement technique of using radioactive microspheres prevents their use by institutions that are unable to dispose of or afford the disposal cost of the radioactive waste. Now, with the availability of the Company's non-radioactive microspheres in multiple colors and a range of sizes, such institutions are no longer prevented from conducting such research.

   INVESTIGATOR PARTNER PROGRAM SERVICE FOR COLORED MICROSPHERE PRODUCTS

     The program provides a national reference laboratory service for pharmaceutical companies and academic centers engaged in animal blood flow research, and automated laboratory services for customers using E-Z Trac's colored microsphere products. In this program, investigators (customers) buy E-Z Trac's colored microspheres, perform their experiments, and send the tissue samples to E-Z Trac for automated analysis and counting in the Company's automated analysis and counting imager. To date, customers have included the National Institutes of Health, Columbia and New York Universities, the University of Southern California, Bristol Myers/Squibb and Rorer Pharmaceutical. E-Z Trac currently has the capacity to process up to 800 samples per week. The Company believes that the Investigator Partner program will also augment the Company's sales of colored microspheres as well as the automated counting machines.

   AUTOMATED ANALYSIS AND COUNTING MACHINE FOR COLORED MICROSPHERE PRODUCTS

     In November of 1994, the Company entered into an agreement with the Immunocytometry Systems Division of Becton Dickenson Company ("Becton") to manufacture on an OEM basis, an advanced Becton flow cytometer to count colored microspheres. The contract was entered into after the Company had demonstrated that the Becton machine could be converted into a prototype flow cytometer to count colored microspheres. The converted flow cytometer counts colored microspheres as much as eight times faster than the previous imaging system while simultaneously improving the accuracy of its count and expanding the range of color to include up to eight separate colors. Although the Company believes the automated counting machine will augment the IPS program, only one unit has been sold to date. The Company believes that the $40,000 sales price of the current flow cytometer is preventing potential customers, many of whom are funded by research grants that do not provide for the purchase of equipment, from purchasing the unit. The Company is currently studying the feasibility of building a second image analyzer, equal to the first in performance and accuracy, but marketed in the $20,000 price range. Informal market surveys conducted by the Company indicate that such a machine would be a more realistic acquisition given the limited research budgets of a number Universities and research facilities. However, even if the Company did development such a machine there are no assurances that such a machine could be sold, or that the size of the potential market for such a machine would warrant the Company spending time and money to develop.

   BIODEGRADABLE CONTRAST MICROSPHERES FOR HUMAN DIAGNOSTIC IMAGING APPLICATIONS

      In 1988 the Company developed a proprietary technology and product designed to observe arterial and capillary circulation in humans through the use of biodegradable contrast microspheres which significantly improve the images provided by existing x-ray, CAT scanning, ultrasound and MRI equipment. The contrast microspheres are composed of albumin (a human blood protein) and other commonly available FDA-approved contrast agents. Since 1988, through the Company's ongoing research, several potential human applications have been identified and are under development including:

   - Pulmonary Embolism.-Lung Imaging with CAT Scan Machines. Contrast microspheres, larger than human blood cells are injected into a peripheral vein where they are carried by the blood flow into the lung capillaries. As these contrast microspheres are larger than the capillaries the become temporarily lodged in place becoming a highly reflective stationary signal allowing significantly enhanced detection and visualization when compared against the currently used liquid contrast agents which are not stationary and rapidly dilute in the blood flow. These same contrast microspheres can also be utilized to detect blood clots in the lung with CAT Scan machines.

   - Heart Muscle Visualization.-Heart Imaging with Ultrasound. Contrast microspheres, smaller than blood cells are injected into a common peripheral vein and pass through the lung, and into the general circulation where they re-circulate until they dissolve. These small contrast microspheres can be detected by ultrasound and have been used to detect heart muscle and liver blood flow.

   - MRI Applications. X-ray contrast media is replaced with an MRI contrast microspheres which have been sized for the intended imaging application.

   The Company believes that they will be useful as diagnostic agents in humans to detect heart disease and tumors using non-radioactive ultrasound. The Company has also produced small experimental contrast microspheres where the contents (experimental or research drugs ) of the microsphere are intentionally leaked into the blood flow providing a timed drug delivery system.

   SEQUESTERANT PRODUCTS

     The Company's fat sequesterant technology involves the selective entrapment or sequestration of dietary fat from food while in the gastrointestinal tract, thereby preventing the absorption of that fat into the blood stream and ultimately the body. However, clinical studies to date have not substantiated the efficacy of the technology.

     The are substantial existing markets for dietary and weight loss products in general, including the Company's fat sequesterant products. Domestically these markets include retail, over the counter, warehouse clubs, multilevel marketing, direct response, infomercials, as well as others. The weight loss/dietary products category is one of the largest segments within the food supplement category. Independent industry analysts estimate the category in the hundreds of millions dollars annually. The Company believes, based on the historical sales performance of the various products which have been based on the first generation sequestration technology that there is indications of consumer approval and acceptance for these fat sequestration products. The Company believes that if marketed in a responsible manner whereby the claims are reasonable and are supported by approved clinical studies that significant revenues can be generated from these products.

   FIRST GENERATION FAT SEQUESTERANT.

     The first generation fat sequesterant product is an activated fiber combination of bile and cellulose which is currently formulated and manufactured as tablets under the Company's trade secret process. The product's expected effect on fat absorption is believed to contribute to weight loss by reducing intake of fat calories while increasing the excretion of fat in the stools by preventing absorption and storage of fat by the body. However, to date clinical studies conducted by the Company are inclusive as to the products ability to absorb, or sequester fat. (See subsequent events relating to the FTC complaint regarding the marketing of SeQuester-TM-, and Lipitrol-TM-).

   ADVANCED OR SECOND GENERATION FAT SEQUESTERANT

     The Company has completed initial development on a advanced or second phase fat sequestration product utilizing vegetable sterol. The second generations selective entrapment action is similar, however, there is some variation. The Company believes this new product does not violate the patent covering the first generation product. However, to date clinical studies conducted by the Company and a foreign licensee are inclusive as to the products ability to absorb, or sequester fat. The Company anticipates that the advanced generation product if marketed by a separate company under a different trade name would compete directly against the first generation product, however, the Company is unable to predict the effect such competition would have on the price or market share of either product.

   MAGNETIC RESONANCE IMAGING LEASING OPERATIONS

     MRI is a sophisticated diagnostic imaging modality utilizing a strong magnetic field in conjunction with low energy electromagnetic waves which are processed by a dedicated computer to produce a high resolution images of body tissue. As with other diagnostic imaging technologies, MRI is non invasive. Since its introduction in 1983, MRI services has grown to become a $45 billion dollar market. MRI service providers generally provide diagnostic imaging services to patients referred by physicians who are either in private practice or affiliated with managed care providers or other groups. MRI service providers charge patients a fee for the service which is typically paid by the patients insurance company. Although the Company had no previous experience operating an MRI service, the Company believed that given its understanding of the MRI process it could become a successful MRI service provider. Secondarily, the Company believed that as the owners of MRI unit(s), the Company could utilize these units during down time to conduct tests of the Company's contrast microspheres for MRI applications.

     In 1993, the Company acquired Venus Management, Incorporated, ("VMI") a company which was incorporated in New York on August 1, 1989 and who's principle assets consisted of two MRI systems (the "Units") one of which was leased to MRI service provider who was operating the unit in New York state, while the second unit, which was not assembled, or operational but had also been leased to another MRI service provider. The Company intended to joint venture the second unit with the service provider who leased the second unit. (See Acquisitions above) Add something regarding the Company's intentions regarding the MRI lease operation.

PRODUCT LIABILITY INSURANCE

     Although the Company believes its products are safe, it may be subject to product liability claims from persons injured through the use of the Company's marketed products, services, or products undergoing clinical trials. The Company carries no direct product liability or clinical trials liability insurance, relying instead on the coverage maintained by its distributors and manufacturing sources from whom it obtains product. This insurance protects the insured who pay the claims and only indirectly protects the Company (by providing a source of payment for any claims brought against both such distributors or manufacturers and the Company). There is no assurance that this insurance will adequately cover any liability claims brought against the Company.

   There also can be no assurance that the Company will be able to obtain its own liability insurance (should it seek to do so) on economically feasible terms. The Company's failure to maintain its own liability insurance could materially adversely affect its ability to sell its products in the future. Although no product liability claims have been brought against the Company to date, were any such claims to be brought against the Company, the cost of defending against such claims and any damages paid by the Company in connection with such claims could have a materially adverse impact upon the Company.

DISTRIBUTION

   COLORED MICROSPHERE PRODUCTS AND SERVICES

     The Company currently sells colored microsphere products and services to pharmaceutical companies, universities, hospitals, and other academic centers engaged in blood flow and pharmaceutical research directly and through its distributor, Triton Technologies.

     In February 1991, the Company (through its E-Z Trac subsidiary) entered into an exclusive two-year worldwide manufacturing and distribution agreement with Triton Technology, Inc. ("Triton"), a US company located in San Diego, California, where they are engaged in the development and sale of physiological monitoring products, pursuant to which the Company is to provide custom manufactured dye release plastic microspheres to Triton's specifications. The companies formally extended the contract under the original terms to February 1994, and have subsequently renewed the contract, which obligates Triton to make $20,000 in minimum annual purchases, which is automatically renewed for additional one year periods unless terminated by either party on 30 days written notice.

     In October 1995, Triton established a home page on the world wide web to market its non competitive products as well as E-Z Trac's colored microspheres. E-Z Trac's products are marketed as in the non radioactive products group as " NuFLOWo FLUORESCENT MICROSPHERES WITH PROCESSING SERVICE". Triton's world wide web home page can be viewed at http://www.physiology.com. E-Z Trac and Triton believe the world wide web offers a opportunity to target vast numbers of pre qualified consumers at a very competitive cost. E-Z Trac believes that the world wide web is a important informational tool in scientific research communities.

     Triton and E-Z Trac are discussing expanding world wide web marketing and distribution efforts with the intention to expand Company presence and its E-Z Trac products and services in the research community. E-Z Trac and Triton will continue to market the colored microsphere products through trade show exhibits, and advertising in targeted journals as well. E-Z Trac assembles and ships the colored microspheres directly from its Los Angeles laboratory facilities. IPS service is also conducted at the Company's laboratory facility. Colored microspheres are sold separately, or bundled with an E-Z Trac reagent extraction kit containing enough material to conduct six regional blood flow experiments. E-Z Trac also markets a supplemental reagent extraction kit. E-Z Trac is aggressively pressuring new customers both directly and through Triton Technologies. The Company and E-Z Trac are also developing alternative markets. The Company is currently studying the adaptability of colored microsphere products and services for use in commercial (human) pathology applications.

     Sales of colored microspheres and related products including IPS laboratory services were approximately $298,000 in 1993, sales declined to approximately $211,000 in 1994 during the transition to the new flow cytometer system for automated counting, then increased again to $247,000 in 1995 with the integration of the Flow Cytometer. The Company estimates E-Z Trac's current market share for blood flow products at approximately 10%.

   CONTRAST MICROSPHERES

     The Contrast microsphere is in development stage and is not in commercial distribution. The Company intends to license the sales and marketing rights for the contrast microspheres to an established distributor of contrast imaging products and services. As stated above, the Company has recently singed a broad based agreement with E-Z EM, Inc., a recognized global leader in sales and marketing of oral radiographic contrast agents, which, as contemplated provides E-Z-EM with the exclusive option to acquire global sales and marketing rights for contrast microspheres products and related services. The Company intends to license sales and marketing rights to the contrast microspheres to a company with established distribution, such as E-Z EM. The Company's market research indicates there is a substantial commercial market opportunity for the application of its contrast microspheres in certain diagnostic procedures utilizing x-ray, cat scan, MRI and ultra sound equipment. Customers converting to contrast microsphere products and services will not be required to purchase new diagnostic imaging equipment as the technology was designed to be easily adapted for use with existing installed equipment.

   SEQUESTERANT AGENTS

     The Company's fat sequesterant products have been sold in the US and foreign countries since 1987 under various trade names including Lipitrol-TM-, SeQuester-TM-, and others. From 1990 to 1993, E-Z Trac distributed Lipitrol-TM- a product based on the Company's sequestration technology directly to doctors, consumers, and also to small local distributors. In 1993, the Company phased out its existing relationships with doctors, consumers, and small local distributors, and as a result, the Company no longer generates any revenues from its own direct distribution of sequesterant products. The Company experienced excessive administrative costs as well as control problems in connection with the Company's direct distribution to doctors, consumers, and small local distributors and that this "grass roots" distribution method, although less costly, would require substantially longer time to build a national distribution system. Accordingly, the Company determined that it was in its best long-term interests to develop relationships with companies having access to well established nationwide sales and distribution networks and who followed responsible sales and marketing practices.

     In 1994, the Company through its Effective Health subsidiary entered into a exclusive Licensing Agreement with KCD, Incorporated, (KCD) a company recently formed by Clark M. Holcomb. (KCD is an affiliate of Clark M. Holcomb, also see Item 3. Legal Proceedings). KCD represented to the Company that it had access to national drug and health food chains. However, at the time the Company entered into the agreement with KCD, it had very limited management experience and financial resources, and it had no experience building a national retail distribution system. The agreement provided KCD with exclusive sales and marketing rights to the Company's fat sequestration technology for the United States and Canada. KCD began distributing and marketing SeQuester-TM- in 1994 which was a product based on the Company's sequestration technology.

     The Company received $ 811,068 in licensing fees and royalty's through December 31, 1995, from KCD. However, on March 1, 1996 KCD defaulted on certain of the provisions of the licensing agreement which resulted in termination of KCD's sales and marketing rights as provided in the First Amended Licensing Agreement. The Company has notified designated manufacturers that they are no longer permitted to manufacturer products based on the Company's sequestration technology, and specifically they are not permitted to manufacture such products for KCD. Company is in discussions with several established distributors who have expressed an interest in marketing products based on sequester technology. Based on sales history, the Company believes that if the product is distributed and marketed in a responsible manner, sales of a sequester type product can become significant within several months of its reintroduction. The Company also believes there is an equally strong demand for a sequester based product in foreign markets and intends to seek a strategic partner for foreign distribution. However, additional testing of the sequester product will be required to substantiate efficacy.

STATUS OF NEW PRODUCTS, OR SERVICES

     The Company announced the completion of first stage development of its expanded dietary and personal care product line which had been initiated by the Company in October 1995. The Company believes it is on schedule to introduce a number of new dietary and personal care products during the later half of 1996. However, there can be no assurance that the Company's will be able to complete development on these new products, or that any of these new products will be successful in the consumer marketplace.

COMPETITION

     The Company and its subsidiaries operate in a highly competitive marketing and technology environment. The Company competes primarily on the basis of product uniqueness by establishing a point of difference usually based on technological content, on quality, service (where applicable), and reliability, as perceived by the user, and to a lesser extent on the basis of price. The Company competes or will compete, either directly or indirectly, with other companies in each of its product categories many of whom are larger companies with substantially more resources available, including greater financial resources, larger research and development staffs, greater sales volume, and larger sales forces.

     Although the Company believes that its colored and contrast are unique in application and performance, there is no assurance that a highly competitive market with more powerful competitors will not emerge if competitors are able to develop microsphere products substantially similar to, or better than those of the Company. Although the Company knows of only two other competitors at this time using non-radioactive microspheres for measuring animal blood flow, the Company does compete directly against companies producing radioactive microspheres.

     The Company is not aware of any direct competitor for its contrast microsphere product for the detection of pulmonary emboli, although one competitor has recently received FDA approval for a microsphere product for echocardiography. However, this product, unlike the Company's product can only be used with ultrasound. The Company is aware of other companies developing microsphere and microbubble technologies for use as human contrast imaging agents.

   COLORED MICROSPHERE PRODUCTS AND SERVICES

     The Company believes it is the first to develop non-radioactive colored microspheres for animal blood flow measurements and as such is the first Company to directly challenge the established radioactive products, which is the Company's most significant competition. There are other Company's using microspheres in blood flow and diagnostic imaging research, however, the Company believes that no other Company has developed a highly reflective microsphere capable of being visualized for extended periods, producing substantially superior images with increased color sensitivity and distinction, and combined with the speed and accuracy of flow cytometer analysis. Further, the Company believes that the increasing regulatory restrictions and public concern will work to its advantage by , forcing researchers using radioactive products to explore alternative non-radioactive solutions. In the near term, the Company believes that sales of its colored microsphere products and services will continue to increase despite the present resistance "to change from the established methods". However, the Company believes that change will occur through political and social pressures, at which time sales of the Company's colored microspheres and services should increase faster.

   The Company believes that its colored microspheres are superior to the existing products in a number of ways that provide blood flow researchers with the improved ability to:

   - produce diagnostic images of at least equal, and possibly superior quality and detail compared to diagnostic images obtained using radioactive microspheres, all without the nvironmental hazard and costs associated with the radioactive products and its waste disposal.

   - extend imaging times as the result of the colored microspheres ability to maintain high dye concentrations for prolonged periods.

   -      visualize as many as nine different colors simultaneously.

  CONTRAST MICROSPHERES

  The Company believes that its contrast microspheres are superior to the existing technologies in that they provide diagnosticians with the ability to:

   - obtain faster, higher resolution images from existing x-ray, MRI or Ultrasound equipment when compared to studies without contrast agents, or with studies using liquid contras agents.

   -      perform diagnostic imaging services at reduced costs.

   - increase the throughput from existing imaging equipment such as digital radiographs, CAT-scans, cine CAT-scans and MRI scans.

   - in certain indications, obtain usable images from equipment that previously could not provide such usable images when using other (other than the Company's colored microspheres) diagnostic media.


     The Company believes that its contrast microspheres provide extended imaging time thereby yielding higher resolution images with improved clarity which increases diagnosticians ability to make an early detection of blood flow problems, and is readily adapted for use in a wider range of installed imaging equipment. The Company believes its contrast microsphere technology for blood circulatory visualization represents a significant advance in diagnostic imaging. The production of large contrast microspheres labeled with an x-ray contrast agent is expected to allow imaging of various organs without radioisotopes, where, the small dense microspheres (four microns) will pass through the lung blood vessels and enter the general circulation where they will re-circulate continuously until they dissolve. The Company believes there is one existing competitor who has obtained FDA approval for their product which has a similar capability to produce microspheres that pass through the lung capillaries, however, the Company believes that this competitor's "microbubble" product could have a tendency to break down and disappear soon after injection, resulting in only limited imaging time when compared to the Company's contrast microsphere. Moreover, the Company believes the competitive product can only be imaged by ultrasound, while the Company's small microspheres can be visualized by x-ray and MRI, as well as ultrasound, thereby expanding the potential to provide physicians with additional diagnostic capabilities.

   SEQUESTERANT AGENTS- DIETARY, WEIGHT LOSS AND FOOD SUPPLEMENT PRODUCTS

     The sales and marketing of retail products for general weight loss is very competitive, and closely regulated by the Federal Trade Commission ("FTC"), and in the case of pharmaceticual drugs the Food and Drug Adminstration ("FDA"). Several companies with resources much greater than those of the Company, manufacture, distribute and market general weight loss products and are direct competition for the Company. In its one attempt (the sequestrant technology) the Company has successfully competed against these larger companies by establishing a consumer point of difference based on technology. The Company plans to introduce new weight loss and nutritional products in 1996 and 1997 that are suffuicenly unique both technologology and in benefit from those of the larger companies. However, no assurance can be given that the Company will release its new products as schedueled, or that competiting companies will not develop and market products which are similar to those the Compnay intends to market before the Company can, or that the Company's products will be successful.

RAW MATERIALS, SUPPLIERS, AND MANUFACTURING

   COLORED MICROSPHERE PRODUCTS

     The Company purchases raw microspheres in bulk from unaffiliated suppliers which are then treated, sized, and labeled using the Company's trade secret process. The processing is carried out at the Company's corporate laboratory facilities. To date, E-Z Trac has not encountered difficulty obtaining raw microspheres from suppliers. Product delivery is F.O.B. at the Company's facilities., with customers or distributors (Triton) assuming all delivery and storage costs, taxes, insurance, freight, and any other charges involved in transportation or thereafter.

   CONTRAST MICROSPHERES

     The Company purchases raw microspheres in bulk form from unaffiliated suppliers which are then processed by mechanical and chemical treatment to create a sphere in a specific size and composition intended for specific clinical applications. Sizes range from one micron to twenty five microns. The Company is currently producing contrast microspheres on a regular basis for the Dartmouth Hitchcock Medical Center and University of Massachusetts pre clinical animal studies. The Company has not encountered any difficulty purchasing raw microspheres. The Company intends to manufacture contrast microspheres for commercial distribution.

   SEQUESTERANT PRODUCTS

     Products based on the sequesterant technology have manufactured by independent manufacturers under confidentially and secrecy agreements with the Company for the Company and it licensees. There have been several of these manufacturers since the product was first introduced by the Company. Initially the product was manufactured by D&F Industries under the Company's sub-license from FATCO (See Item 3. Legal Proceedings). The raw materials used to manufacture the product are naturally occurring substances that are readily available from multiple suppliers. The Company, or its designated manufacturers have not experienced any difficulty purchasing the raw ingredients used to manufacture this product. The Company does not intend to manufacture products based on the sequesterant technology.

CUSTOMERS AND BACKLOG.

     For the year ended December 31, 1995, KCD accounted for over 10% of the Company's revenues which were $618,788 representing royalty's payments from the sales products based on the sequesterant technology. MRI lease revenues from the Tri-County represented more than 10% of the Company's total operating revenues for 1995, however, the Company's monthly installment payments to a third party finance company with respect to the operational unit offsets the full cash revenues generated from the lease and will continue to do so through the remainder of the lease. The leases of the two MRI systems by VMI to Tri-County and MFA each generated in excess of 10% of the Company's total operating revenues for 1994 as well.

     Excluding E-Z Trac sales of colored microspheres and services, who sells products and services to over thirty customers, and is not dependent on any few customers, however, overall, the Company was dependent on two (2) customers, KCD and Tri-County, each of whom represent over 10% of the Company's total 1995 revenues, As of March 1, 1996, KCD defaulted on its royalty payments resulting in the loss of its license, and the Company loss of the royalty income. Tri-County was three (3) months delinquent in making its lease payments. As of March 1, 1996, the Company's only cash flow from operations is from E-Z Trac sales of products and services. The Company will be dependent on investment capital to support the balance of its operations until such time as the Company introduces new dietary and food supplement products, which have been in development since October of 1995, or is able to find a replacement for KCD. The Company is in discussions with distributors as well as sales and marketing companies who have expressed an interest in distributing and marketing a product based on the sequesterant technology. However, no assurances can be given that the Company will find a suitable replacement for KCD, or that such a replacement will be successful in marketing a product based on the Company's sequesterant technology.

     E-Z Trac sells its colored microspheres, and laboratory services to a number of scientific researchers, universities, hospitals and pharmaceutical companies. To date, customers have included the National Institutes of Health, Columbia and New York Universities, the University of Southern California, Bristol Myers/Squibb and Rorer Pharmaceutical.

     E-Z Trac currently has approximately thirty customers all of whom have repurchased colored microsphere products and services a number of times. The laboratory service is also growing. Currently, the Company can process up to 800 samples per week. The Company anticipates adding additional flow cytometers as needed.

     The Company generally carry's an inventory of its colored microsphere products. Orders are filled and shipped from inventory with inventory being restocked as needed. The Company does not maintain an inventory larger than a few months sales thereby minimizing inventory costs. The Company sells its products and services on a current basis and does not maintain any significant backlog of orders for any of these products or services.

PATENTS, LICENSES, AND ROYALTY AGREEMENTS

     Proprietary protection, including that afforded by patent protection is important to the Company and its business. However, there is no assurance that the validity of any patent including those owned or licensed by the Company would be upheld if challenged by others in litigation, or would not infringe on patents or licenses owned by others. Additionally, there is no assurance that any of the patent applications filed by the Company will be approved, or if approved, more importantly, that competitors will not develop functionally similar competitive products outside the protection of the Company's patents. The Company's technology and proprietary research is by nature dynamic and evolving, not withstanding its existing patents and patent applications, in the interests of safeguarding the Company's proprietary technologies and research, the Company is relying more heavily on trade secret protection, confidentiality agreements, and the placing of tight restrictions on the disclosure of proprietary information.

   PATENTS

     The Company holds a United States patent for the use of colored microspheres in measuring blood flow in laboratory animals as well as for methods of separating the microspheres from blood and body tissue and determining the number of microspheres in tissue without separation, that expires in 2003. Similar patents are held by the Company for Canada, Australia, and Israel. The Company also has pending patent applications for its colored microspheres in nine additional countries.

     The Company holds a United States patent for the preparation and application of contrast microspheres in the detection of pulmonary emboli and certain other conditions which expires in 2004, as well as similar patents in Canada and eleven other countries. The Company also has pending patent applications for its contrast microspheres in two additional countries. In addition the Company has prepared patent applications for use of its contrast microspheres in ultrasound applications and for an oral application using various imaging modalities. The Company has registered Maxispheres-TM-, as the trademark for its contrast microspheres.

     The Company holds a United States patent for the first generation fat sequesterant product and its use in reducing dietary fat absorption that expires in 2006. The Company also has pending patent applications for this product in Canada and Japan.

   LICENSING AGREEMENTS

     In 1994, the Company through its Effective Health subsidiary entered into a exclusive Licensing Agreement with KCD, Incorporated, a company recently formed by Clark M. Holcomb. KCD represented to the Company prior to entering into the agreement that it had access to national drug and health food chains. At the time the Company entered into the agreement with KCD, KCD had recently been formed by Clark M. Holcomb and had very limited management experience and financial resources. The agreement provided KCD with exclusive sales and marketing rights to the Company's fat sequestration technology for the United States and Canada. The agreement required KCD to pay an initial licensing fee of $100,000, and to make minimum monthly royalty payments to maintain the license. KCD began marketing SeQuester-TM- in 1994 which is a product based on the Company's sequestration technology. The agreement also required KCD to conduct clinical studies designed to establish and validate marketing claims. It further required the KCD assume sole responsibility for marketing claims, and to market their product in accordance with established FTC guidelines. By November 1994, KCD was in default of its minimum royalty payments and was demanding the Company amend the Licensing Agreement. Specifically KCD demanded the royalty of 15% of net sales be reduced to 6% of gross sales. KCD cited the higher royalty was creating significant cash flow problems and would prevent KCD from being able to market SeQuester-TM- profitably. KCD assured the Company that if the Company amended the Licensing Agreement in such a manner that KCD would become current and would remain so regarding the payments of royalty's.

     In May 1995, the Company and KCD entered into a First Amended License Agreement. The amended agreement called for a reduction in the minimum royalty payments from 15% of net sales to 6% of gross sales. The agreement also established specific provisions in the event of a default by KCD on its minimum royalty payments. The amended agreement also provided for the payment of past due royalties and well as establishing that the physical payment of all royalties would be made through a third party factor thus assuring the Company would be paid without interference from KCD, or any of its affiliates. By October 1995, KCD payments were not being paid through the third party factor as agreed to by KCD, and the payments had started being short of the full amount and late in arriving forcing the Company to issue a Notice of Default to KCD.

     The Company is in discussions with several established distributors who have expressed an interest in marketing products based on sequester technology. Based on sales history, the Company believes that if the product is marketed in a responsible manner, sales of a sequester type product can become significant within several months of its reintroduction. The Company also believes there is an equally strong demand for a sequester based product based in foreign markets and intends to seek a strategic partner for foreign distribution. The revenues the Company received from licensing fees and royalty's of the sequesterant technology to KCD contributed approximately 71% of the Company total cash flow for the year ended December 31, 1995. The Company has filed a law suit against KCD seeking payment of back royalty's among other things (See Item 3. Legal Proceedings), however, there can be no assurance that the Company will be successful collecting any back royalty's from KCD, and further, there can be no assurance the Company will be successful in licensing the sequesterant technology to another group, which the Company believes will require additional testing of the sequester product to substantiate its efficacy.

     In January 1996, the Company entered into a broad based, strategic long-term agreement with E-Z-EM, Inc. See "Recent Developments".

   ROYALTY AGREEMENTS

     The Company is required to pay inventors royalty's equal to 6% of the Company's sales of sequesterant products to William Shell, MD., and Jackie See, MD., who developed the sequesterant technology, and Francis Pizzulli, an practicing attorney and partner of the the Company's predecessor, who acquired a 50% interest in Jackie See's royalty income of the sequesterant technology. The Company has been delinquent in making in these royalty payments to William Shell, Jackie See and Francis Pizzulli due to KCD delinquencies (See Item 3. Legal Proceedings). Dr. Shell had assigned his portion of inventors royalty income from the licensing of the sequesterant technology to the Company in a previous assignment.

     Both See and Pizzulli had initiated arbitration proceedings relating to the payment of royalty's pursuant to the existing Royalty Agreements between the Company and See Dr. Jackie See and Francis Pizzulli filed initiated an arbitration proceeding regarding the Company's delinquent royalty payments. In August 1995, the Company, Dr. Jackie See and Francis Pizzulli entered into preliminary settlement agreements regarding the pending arbitration proceedings before the Judicial Arbitration and Mediation Service, Inc. in Santa Monica, California. Subsequently, the Company, Dr. Jackie See and Francis Pizzulli entered into a formal settlement agreement relating to the above arbitration proceedings. (See Item 3. Legal Proceedings)

     The Company and Dr. Shell are settling various open issues relating Dr. Shell's termination by the Company, one of which is the payment of inventor royalty's. Dr. Shell has disputed the accounting of the royalty's the Company provided to him, which was based on Dr. Shell's previous assignment of such royalty's to the Company. The Company and Dr. Shell are attempting to settle this and other issues amicably, however, there can be no assurance that the Company will be able to reach a settlement with Dr. Shell on this matter, or that Dr. Shell will not commence litigation against the Company in connection with this, or other issues.

GOVERNMENT REGULATIONS AND APPROVALS

   FOOD AND DRUG ADMINISTRATION

     All pharmaceutical and medical diagnostic equipment manufacturers are subject to extensive regulation by the federal government, principally through the FDA, and to a lesser extent, by state governments. The Federal Food Drug and Cosmetic Act and other federal statutes and regulations govern or affect the testing, manufacturing safety, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Noncompliance with applicable requirements can result in seizures, injunctions and prosecution. Refusal by the government to enter into supply contracts private companies, or to approve an applicants new drug applications can be the result of the aforementioned actions. FDA approval is required before any "new" drug can be marketed. A new drug is one which has to be proven as safe and effective via a clinical pathway to achieve approval by the FDA before marketing.

     The Company's fat sequesterant product is generally considered to be a "food" product and, therefore, is not subject to FDA approval, provided the manufacturer or distributor does not, in the course of marketing or advertising such product, make claims of a medicinal or therapeutic nature. Moreover, the Company's over-the-counter fat sequesterant product currently does not require FDA pre-market approval as a food additive, since it meets the criteria established by the FDA for product ingredients generally recognized as safe ("GRAS") by experts for food use. All of the ingredients comprising the fat sequesterant product are included in published FDA regulations that specify GRAS ingredients. Their criteria are determined by the FDA, and anyone wishing to use these ingredients commercially can conform their product to the GRAS list without notifying the FDA. Any intended use for the ingredients that differ from those promulgated or accepted on the GRAS list are then subject to potential FDA review. Moreover, the Nutrition Labeling and Education Act ("NLEA") of 1990 regulating food supplements was recently enacted, and the FDA recently has announced that it intends to become more active with respect to regulating dietary supplements such as the Company's fat sequesterant product. While no specific changes have yet been announced or implemented by the FDA or the NLEA of which the Company is aware, it is possible that the Company's fat sequesterant product will be subject to more extensive FDA regulation in the future.

     The FDA does not require the Company prove the safety and efficacy of the Company's colored microspheres for animal blood flow research to market those products.

     The Company's contrast microspheres or any other pharmaceutical products likely to be developed by the Company will require FDA approval for human testing and marketing, primarily through the submission of Investigational New Drug ("IND") and New Drug Application ("NDA"). To file, the drug's sponsor must conduct and submit to the FDA complete pre clinical and clinical studies to establish to the FDA's satisfaction the drug's safety and efficacy. Required testing may include bio availability and bio equivalence studies. "Bio availability" indicates the rate of absorption and levels of concentration of a drug in the blood stream needed to produce a therapeutic effect. "Bio equivalence" compares one drug product with another. Other requirements include extensive data on the chemistry and manufacturing controls for the drug product.

     The Company is required to obtain FDA approval before marketing its contrast microspheres. In order to obtain such approval the Company must demonstrate the safety and efficacy of the contrast microspheres for each of their intended applications. The effects of such government regulations on the Company are significant in that to demonstrate the safety and efficacy of certain products such as the Company's contrast microspheres which are intended for human applications, the Company is required to conduct and fund studies which can cost as much as several million dollars each. There is no assurance that the Company will have sufficient funds for such studies which could prevent the Company from marketing certain of its products such as the contrast microspheres, at all.

     In the case of the Company's intended contrast microsphere applications, each of which will require separate FDA approved human clinical studies to be conducted prior to the FDA approving marketing of a product or application, which can cost several million dollars each, the effect of the government regulations are significantly compounded placing the combined costs possibly well into the tens of millions of dollars. Given the current regulations, the real effect of government regulations (as least new medical products or applications) is that they place smaller companies such as this Company at a competitive disadvantage to larger companies with substantially more resources available to them. Ultimately such regulations can prevent smaller companies from ever bringing a product or application such as the contrast microspheres to market. There are programs, many of which or Government sponsored programs such as the National Institute of Health (the "NIH") which provide financial assistance in the form of research grants. The Company has applied to the NIH for such a research grant in October 1995 for the development of its contrast microspheres in human applications. In March 1996, the NIH review board informed the Company the that the NIH had "informally" approved the Company's grant application (See "Research and Development"). The NIH grant provides for $100,000 to be funded immediately, and $750,000 to be funded conditioned upon the success of phase one. The Company believes that it will successfully prove the initial principles underlying the contrast microsphere products and technology in phase one thereby becoming eligible for the additional funding.

     Such programs are extremely valuable to small companies, however these programs are also available to large companies with substantially more resources that the Company. Consequently, there can be no assurance that the Company will be able to complete clinical trials or commence marketing of the product as these activities will be dependent upon establishing the safety and efficacy of this products before the FDA will permit commercial marketing, and there can be no assurance that the Company will have adequate funds or will be able to secure adequate funds to complete such clinical trails.

   FEDERAL TRADE COMMISSION

     The commercial marketing of the Company's fat sequesterant technology requires compliance with the FTC's regulations requiring truthful and substantiated advertising of a food supplement or over-the-counter drug. The FTC, along with the FDA, is charged with the regulatory oversight of companies promoting and marketing products that make claims of certain efficacy and performance, which includes the Company's fat sequesterant product which has been promoted as a weight loss product.

     FTC regulations establish guidelines for the development and marketing of these products. Moreover, the Nutrition Labeling and Education Act of 1990 ("NLEA") regulating the standardized labeling of food products including food supplements and dietary weight loss products, and the FDA recently have announced their intention to take a more active interest in regulating dietary supplements such as the Company's fat sequesterant products. While the Company is not aware of any specific changes that have been announced or implemented by the FDA, or the NLEA it is possible that development and marketing of products such as the fat sequesterant will be subject to more extensive regulation in the future, which could materially affect the Company's ability to market such products in the future.. Since the product formulations for both the first and advanced fat sequesterant products contain ingredients commonly found in the average diet, FDA approval to market these products is not required.

   GOVERNMENT REGULATORY PROCEEDINGS

     In April 1991, Dr. Shell, Allied International Corp. ("Allied") and certain other parties agreed to a preliminary judgment of permanent injunction with the FTC, which among other things required more extensive human clinical trials to substantiate advertising claims made by Allied for the Company's fat sequesterant product before further marketing of that product would be permitted, and imposed certain administrative conditions upon Dr. Shell as the Company's then chief executive officer.

     In October 1995, the Seattle Regional Office of the Federal Trade Commission advised the Company that the staff believes that the Company's sequestration product, which was licensed ( see subsequent events ) to and marketed by KCD under the SeQuester-TM- trade mark, has been improperly represented in advertising claims, and the same sequesterant product previously marketed by the Company under the Lipitrol-TM- trade name was also improperly represented in advertising claims. The staff advised the Company that it is prepared to recommend that a complaint be filed against the licensee, the Company and certain individuals in connection with the foregoing. The staff also indicated its belief there is insufficient substantiation of the efficacy of the product for weight loss and fat sequestration. The Company and the FTC staff have agreed upon the terms of a proposed settlement in this matter, pursuant to which the Company would consent to a permanent injunction prohibiting it from making misrepresentations relating to weight loss or weight reduction products or services, or with respect to tests or studies relating to such programs or services. In addition, the Company would pay consumer redress to the FTC in an aggregate amount of $35,000 over a period of twelve months. The Company's Board of Directors voted to accept the FTC proposal in March 1996, which now must be formally approved by the FTC.

   FUTURE LEGISLATION AND REGULATIONS

     Federal and state legislation and regulations concerning various aspects of the health care industry are under almost constant review. Accordingly, the Company is unable to predict at this time the passage of additional legislation, nor can it predict the extent to which it may be affected by legislative and regulatory developments concerning its products and the health care field generally.

RESEARCH AND DEVELOPMENT

   MICROSPHERE STUDIES

     Since 1988, the Company's primary research activities have relating to colored and contrast microspheres for animal blood flow research and for diagnostic imaging of human blood flow restrictions and arterial branch blockage. Early research was involved animal based pulmonary emboli studies at the Universities of Iowa, Washington, Pennsylvania and California at Los Angeles, in which each study produced positive indications.

     The Company has also conducted preliminary feasibility studies of oral applications for visualizing the gastrointestinal tract in humans. These four potential human diagnostic imaging applications ( detect lung blood clots using CAT scanning, ultrasound contrast microsphere for detection of myocardial perfusion, oral contrast microsphere for gastrointestinal tract visualization, and an MRI contrast microsphere to replace x-ray contrast media in detecting liver, heart or brain dysfunction) are targeted toward radiologists and other physicians doing body imaging (capturing picture like images of human organs while outside the body).

     The Company is conducting pre clinical studies (See E-Z EM below) of pulmonary emboli (lung blood clots) application at Dartmouth Hitchcock Medical Center and the University of Massachusetts Medical Center which began in March 1996 and are expected to continue approximately six months. The Company's goal regarding detection of pulmonary emboli is to substantially improve quality and detail of diagnostic imaging of pulmonary artery circulation thereby increasing the probability of early detection of arterial branch blockage. Current test procedures use less accurate radioactive scans, or invasive catheter placement in the lung. Using current procedures, the presence of pulmonary emboli is often undetected before autopsy. The Company has demonstrated the ability to detect a pulmonary emboli before autopsy with x-ray equipment in limited animal experiments during which an artificial pulmonary emboli was induced. In test use contrast microspheres labeled with x-ray dye were injected into a peripheral vein and were carried in the blood flow to the lungs where they lodged revealing the presence and location of the artificial emboli during x-ray visualization. The contrast microspheres dissolved a short time later leaving no residue.

   FUTURE CONTRAST MICROSPHERE STUDIES

     The Company hopes to file an Investigational New Drug (" IND") with the FDA in late 1996 or 1997 for approval to commence human testing of the contrast microspheres for certain applications including pulmonary emboli. The foregoing FDA clinical trials will require substantial expenditures and may be dependent upon the applicant obtaining additional funding (See Effects of Government Regulations above).

     Although the Company believes that it will be granted marketing approval of its first indication for contrast microspheres, should there be significant delays in obtaining funding, in completing the clinical trials, or in the FDA's review of the application, commencement of any commercial marketing of the contrast microspheres could be substantially delayed. There can be no assurance that the Company, or will have adequate financial resources to complete all of the required testing, or that the Company will be able to successfully complete the clinical trials for any potential indication for its contrast microspheres, or that the Company will be able to obtain FDA marketing approval for any such indications.

   SEQUESTERANT PRODUCT STUDIES

     In February 1995, the Company entered into a an exclusive agreement to conduct human clinical tests of an advanced generation sequestration technology recently developed by the Company with a large well known European nutritional company engaged in the business of manufacturing and marketing food supplements and weight loss products internationally. The clinical test protocol was designed as a double blind trial by a research group affiliated with the European company. The protocol was sent to the Company for approval, and was subsequently reviewed and approved by William Shell the Company's Chief Scientific Officer. The European company completed the test in October 1995 and informed the Company in November 1995 that product tested did not produce statistically significant results. Based on the negative test results, the European company did not exercise their options to acquire foreign sales and marketing rights.

   STRATEGIC RELATIONSHIPS

          In January of 1996, the Company entered into a broad based, long-term agreement with E-Z-EM, Inc., ("E-Z-EM"), a global leader in the sales and marketing of oral radiographic contrast agents with annual revenues in excess of $90,000,000 to conduct pre clinical and FDA approved clinical trials of the Company's contrast microspheres for certain human applications, and to develop manufacture and market products, applications and services relating to the Company's contrast microspheres.. Initially, E-Z EM will fund pre clinical animal studies which are to begin as soon as possible. The agreement as contemplated reflects E-Z-EM's intention analyze the full impact of regulatory costs and expenses in preparation for additional capital funding to conduct FDA approved clinical trials as a Investigational New Drug ("IND") with the FDA. The agreement further establishes the commercial relationship between the two company's where the Company will retain the rights to manufacture contrast microsphere products while E-Z EM have the exclusive option to license, including the right to sub-license, all products developed under the agreement, and subsequent patent if any, with rights to global sales and marketing of the products and related services for the life of the patent or 10 years, whichever is longer. The Company believes the strategic partnering of E-Z EM and the Company will accelerate the development of contrast microspheres for human applications and will substantially improve the possibility of these products being commercialized. In March of 1996, the Company and E-Z EM began pre clinical animal studies of the contrast microspheres for the detection of pulmonary emboli (lung blood clots) at Dartmouth Hitchcock Medical Center, and at the University of Massachusetts Medical Center.

   1996 RESEARCH AND DEVELOPMENT PLAN

     The Company spent $ 259,608 in 1995 as compared to $429,393 in 1994 on research and development. The decline in 1995 is the result of limited operating capital. The Company considers its research and development programs as the foundation upon which everything else is to be built and has been assigned the highest priority, second only to generating more immediate revenues. The Company intends to balance future research budgets and activities between long term diagnostic imaging programs based on the Company's colored and contrast microspheres, and less complex commercial programs which can develop more immediate revenues such as the dietary and food supplement products currently in development.

     During 1996, the colored and contrast microsphere programs will be funded from grants such as the NIH grant (see below), and from strategic partners such as E-Z EM (see below), and to some extend from operating funds. The dietary and food supplement programs, which are significantly less costly than the microsphere programs, will be funded from operational funds.

     The new product development group, which was established in October 1995, and which will grow as needed, will act as project coordinator with the responsibility of managing the Company's research and development programs, including supervising clinical studies for both food supplement and diagnostic programs, management of regulatory affairs including FDA and FTC related matters, managing and coordinating the Company's new research grant program(See Grant Programs below) in which the Company intends to apply for simultaneous grants in four potential human diagnostic imaging applications including detection of lung blood clots using CAT scanning, ultrasound contrast microspheres for detection of myocardial perfusion, oral contrast microsphere for gastrointestinal tract visualization, and an MRI contrast microsphere to replace x-ray contrast media in detecting liver, heart or brain dysfunction, all of which are applications targeted toward radiologists and other physicians doing body imaging, which is the non invasive imaging of human organs from outside the body. The research team is also project coordinator for off site programs such as the current contrast microsphere pre clinical program being conducted Dartmouth Hitchcock Medical Center, and the University of Massachusetts Medical Center with E-Z EM, the Company's contrast microsphere strategic partner.

   RESEARCH AND DEVELOPMENT GRANT PLAN

     The US government sponsors a number of programs intended to give promising technologies and companies competitive chance to get their products or applications through the daunting and costly government regulatory process, such as the FDA regulatory process which affects the Company's contrast microsphere products. One such organization is the National Institute of Health (the "NIH") who provides financial assistance in the form of research grants for promising technologies. In October 1995, the Company applied to the NIH for such a research grant for the development of its contrast microspheres in human applications (See Item 6A. Management's 1996 Plan of Operations). In March 1996, the NIH review board informed the Company the that the NIH had "informally" approved the Company's grant application (See Research and Development section ahead). The NIH grant provides for $100,000 to be funded immediately, and $750,000 to be funded conditioned upon the success of phase one. The Company believes that it will successfully prove the initial principles underlying the contrast microsphere products and technology in phase one thereby becoming eligible for the additional funding. Such programs are extremely valuable to small companies which in many have little or no alternative.

     As stated above, the Company's 1996 research and development program includes applying for grants in four potential human diagnostic imaging applications which include, detection of lung blood clots using CAT scanning, ultrasound contrast microspheres for detection of myocardial perfusion, oral contrast microsphere for gastrointestinal tract visualization, and an MRI contrast microsphere to replace x-ray contrast media in detecting liver, heart or brain dysfunction, all of which are applications targeted toward radiologists and other physicians doing body imaging, which is the non invasive imaging of human organs from outside the body. The Company also intends to apply for grants actual FDA clinical studies of pulmonary emboli application of contrast microspheres. The Company's product development unit will coordinate submission of applications, assignment of principle investigators, and manage the individual programs from inception through the clinical study, and market development. However, there can be no assurance that the Company will be able to complete clinical trials or commence marketing of the product as these activities will be dependent upon establishing the safety and efficacy of this products before the FDA will permit commercial marketing, and there can be no assurance that the Company will have adequate funds or will be able to secure adequate funds to complete such clinical trails.

ENVIRONMENTAL COMPLIANCE

     The Company's products are not subject to material environmental regulation at this time. While the Company's current scope of microsphere operations is relatively limited and all of the product is used without wastage, issues of environmental compliance could arise in the future if increased manufacturing of the microspheres were to require disposal of hazardous chemicals.

EMPLOYEES

     The Company currently has eight employees of which seven are full time employees, three of whom are engaged in management, marketing, administrative and support activities, with the remaining four comprising one secretarial, and three technical, research and development and scientific staff engaged in microsphere manufacturing and development.. One part time employee is used general office and shipping products. The
   Company retained two consultants in October 1995 who formed the initial new product development team, and who coordinate and administrate the Company's research and development programs and activities. In January 1996, these two consultants became full time. The Company also utilizes the services of three other consultants in the new product development group on an as needed basis which the Company expects will transition toward full time as new product development activity increases during the year. The Company does not currently have a accountant as the result of its previous controller resigning
   (See Conflict of Interests below).

     The Company's ability to develop marketable products and to establish and maintain its competitive position in an industry with constant technological changes will depend to a certain extent on its ability to attract and retain qualified technical, marketing and management personnel. None of the Company's employees are subject to a collective bargaining agreement, and the Company believes its relations with its remaining employees are good. During the initial restructuring and reductions in general and administrative costs which began in May 1995, the Company did reduce the number of full time clerical employees by 2, with one additional resigning to take a better position.

CONFLICTS OF INTEREST

     The Company believes it has a potential conflict of interest relating to the Company's former controller who resigned to work for KCD, the Company's former licensee of the sequesterant technology, (KCD is an affiliate of Clark
   M. Holcomb) and who is the subject of numerous legal proceedings including the SEC investigation into certain sales and the subsequent resale's of the Company's common stock to a large number of individuals (which was previously disclosed by the Company) all of which were affected by or arranged by Clark
   M. Holcomb, and in which the Company has also been named.

      An additional potential conflict of interest concerns the law suit filed by the Company against KCD in March 1996 as a result of KCD's failure to make their royalty payments (See Item 3. Legal Proceedings).

     The Company also believes it has a potential conflict of interest with William Shell, the Company's former Chairman of the Board, Chief Executive Officer, member of the Board of Directors, and founder relating a legal proceeding brought against D&F (See Item 3. Legal Proceedings) by William Shell and the Company previously, which legal fees have been paid by the Company, concerning an agreement whereby William Shell has a "right of approval" to any potential settlement the Company might make with D&F.

      The possibility for conflict relates to separate interests of Dr. Shell and the Company regarding the D&F proceedings. In March 1996, the Company initiated settlement discussions with D&F principles. As a result of William Shell's February 6, 1996 termination by the Company, the previous conflict of interest relating to his operating a private medical practice is no longer relevant.

ITEM 2. DESCRIPTION OF PROPERTY

     In February 1992, the Company entered into a three-year lease for its presently occupied premises from an unaffiliated third party for 4,400 square feet of space in Los Angeles, California at $4,750 per month for the first year, $5,200 per month for the second year and $5,700 per month for the third year, with an option to extend for an additional two years at $6,000 per month. During February 1995, the Company exercised this option. The offices are used for manufacturing and laboratory research and development as well as the Company corporate and executive offices. The Company believes these facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

     SEC PROCEEDINGS

     In 1990, the Securities and Exchange Commission's New York Regional and Enforcement staff commenced an inquiry into possible securities violations of the registration, anti-fraud, notice and reporting provisions under various provisions of the federal securities laws that may have occurred between July 1989 through January 1990 resulting from the actions of the Company and certain members of its management during that period. As part of a settlement agreement, the Company, Dr. William Shell, and Philip Dascher, the Company's former President, neither admitted nor denied any violations, and without any findings of fact consented in August 1992 to the entry of a judgment for a permanent injunction enjoining them from violations of various provisions of the federal securities laws. The settlement included a rescission offer that was made by the Company to 17 individuals who had previously exercised warrants to purchase the Company's common stock at a time when a current registration statement was not in effect. None of the individuals, however, elected to exercise this right of rescission.

   SEC AND SHAREHOLDER PROCEEDINGS RELATING TO MATTERS DIRECTLY BY EFFECTED BY OR ARRANGED BY CLARK M. HOLCOMB

     In July 1993, based on a concern the Company formed an independent committee of its Board of Directors who's purpose was to determine whether certain prior private placements of the Company's securities complied with all of the registration requirements of federal and state securities laws. In certain prior private placements of the Company's shares, a total of approximately 2,506,982 shares of the Company's Common Stock was issued to a small number of individuals. Those issuance's were structured in reliance upon the advice of the Company's then securities counsel, and the Company believes that these issuance's, standing alone, would have qualified for exemptions from registration under federal and state securities laws. However, certain subsequent resale's of these shares, commencing in June 1992, by the original purchasers or their transferees to a total of approximately 330 investors raised an issue as to whether a technical distribution occurred that might have required either the original issuance's or the resale's to have been registered. All of the foregoing resale's were either directly effected or arranged for by Clark M. Holcomb.

     In October 1993, the Company filed a registration statement with the SEC to register all of the foregoing 2,506,982 shares with the SEC. However, even if the registration statement becomes effective so as to permit public resale's by the holders of the shares involved in the transactions described above, these holders could have a right of rescission to recover the purchase price they paid for their shares plus interest from the date of purchase against the persons from whom they acquired the shares.

     The Company believes (based in part upon the opinion of its current special securities counsel) that these holders do not have a valid and enforceable right to such rescission. However, subject to any applicable statutes of limitation that might bar such future claims, these shareholders could assert such claims, and the Company has not set aside any reserves to fund any potential liabilities that it might incur in connection with any such future potential claims, which could be material. Should the Company incur any such liabilities, it might seek indemnification or contribution for such liabilities from Mr. Holcomb, or other third parties.

     In October 1995, the staff of the SEC advised the Company that it was considering recommending that the SEC file a civil injunctive action against the Company and Dr. William Shell for alleged violations of the registration provisions of the federal securities laws. The alleged violations appear to relate to the sale by the Company of unregistered shares of its common stock which involved a series of resale's of these shares that were either directly effected or were arranged for by Clark M. Holcomb. These transactions have been the subject of an SEC investigation previously disclosed by the Company.

     In April 1994, Rod Sherman and Computer Buddy sued Clark M. Holcomb and the Company in Superior Court for the County of Los Angeles for breach of an alleged oral contract pursuant to which Holcomb and the Company were to pay Sherman a finder's fee for all shares of the Company's stock sold to third parties introduced by Sherman to Holcomb or the Company of which Sherman alleges that $58,000 remains owing to him. Sherman is seeking this amount in his lawsuit although the Company believes that it has no obligation or liability to Sherman in connection with this matter. A trial date has currently been scheduled for May 1996. The Company denies the allegations and intends to vigorously contest the matter.

     In March 1995, Donald Seidel sued Clark M. Holcomb, Dr. Shell, George Berger and the Company in the Superior Court for the County of Los Angeles, which was served on the Company in May 1995. This action alleges breach of contract, fraud, non-payment for services, conspiracy to defraud, unjust enrichment and conversion. Plaintiff is seeking general and compensatory damages of at least $692,000 and special and consequential damages of not less than $170,000, together with exemplary and punitive damages. It is alleged that the Company conspired to defraud plaintiff of his shares of Company stock and deprive him of payment for services. The Company denies these allegations and intends to vigorously contest the matter.

     In April 1995, Richard Willman and Nancy Holling sued Clark M. Holcomb, KCD Incorporated, Dr. Shell and the Company in Superior Court for the County of Ventura for rescission, breach of contract, breach of fiduciary duty, fraud, negligent misrepresentation, constructive trust and negligence all regarding the sales in July 1993 and September 1993 by Holcomb to Holling and Wilman of Company stock. Willman and Holling allege general damages of $107,250 and $4,275 respectively plus interest, as well as punitive damages in an amount to be proven at time of trial. In July 1995, the Company executed a Settlement Agreement with Nancy Holling. There was no money demanded and none paid in connection with this settlement. The Company believes it has no obligation to Willman or Holling in connection with this matter. The Company denies the allegations and intends to contest the matter. A trial date was scheduled for April 1996 with respect to Wilman, however, in a mandatory settlement conference in March 1996, Clark M. Holcomb and the Company entered into a settlement with Willman, in which Holcomb agreed to pay Willman $100,000 in cash and to deliver to Willman 50,000 shares of restricted KCD common stock. In addition, Holcomb had previously delivered to Willman 40,000 shares of the Company's common stock which Willman will be permitted to retain as part of the settlement. The Company agreed to pay $5,000 in full settlement of this claim rather than go through the expense and time required to defend the action in trial. In July 1995, the Company executed a Settlement Agreement with Nancy Holling. There was no money demanded and none paid in connection with this settlement. The Company believes it has no obligation to Wilman or Holling in connection with this matter.

     In April 1995, David Eastman filed a complaint in the Superior Court of the County of Orange, California against Clark M. Holcomb, Anita Kavanagh, Dr. Shell and the Company. This action alleges fraud, negligent misrepresentation, rescission and restitution, securities fraud and conspiracy to defraud. This action was served on Dr. Shell and the Company in July 1995. The only allegations of wrong doing are directed at Holcomb and Holcomb is alleged to have been acting as an agent of the other defendants. It is alleged that Holcomb represented that although the shares purchased by the plaintiff contained a legend, they would be free trading in sixty to ninety days. It is also alleged that Holcomb misrepresented the financial condition of the Company. The complaint seeks damages in the amount of $200,000 as well as unspecified punitive damages. The Company and Dr. Shell deny that Holcomb was their agent. A trial date has currently been scheduled for May 1996. The Company denies the allegations and intends to vigorously contest the matter. In February 1996, Eastman obtained a default judgment against Holcomb in the amount of $200,000 in compensatory damages and $50,000 in punitive damages.

     In February 1996, the Rudolf Steiner Research Foundation filed a complaint in the United States District Court for the Central District of California against Clark M. Holcomb,

   Lawrence Gibson, Murray Bettingen, Bettingen, Inc., and the Company. This action alleges civil RICO, violation of the Securities Act of 1933, violation of California Corporation Code, fraud, deceit and intentional misrepresentation, negligent misrepresentation, conversion, constructive trust and breach of contract. The complaint seeks damages of $201,333, rescission, punitive and exemplary damages. The Company believes it has no obligation to the Rudolf Steiner Research Foundation in connection with the matter. The Company denies the allegations and intends to vigorously contest the matter.

   The Company is negotiating with the SEC regarding a potential settlement of any SEC claims against the Company with respect to the above transactions. The Company anticipates that the settlement would require the Company to consent to a permanent injunction, without admitting or denying any liability, that would bar the Company from and future violations of the registration requirements of the federal securities laws. The Company believes that such a settlement would not have a materially adverse effect on the Company or its operations. However, there can be no assurance that a settlement as described above ( or a settlement with any other terms ) will ultimately be reached with the SEC. The Company and Dr. Shell are subject to a 1992 permanent injunction enjoining them from violating the federal securities laws.

   PROCEEDINGS RELATED TO LICENSING AGREEMENTS, MANUFACTURING AGREEMENTS, ROYALTY AGREEMENTS, AND PATENT INFRINGEMENTS

     In September 1993, Dr. Shell commenced an action against Dynamic Products, Inc. ("Dynamic"), D&F Industries ("D&F") in his capacity as a 25% shareholder of FATCO in the Orange County Superior Court of the State of California seeking damages from these parties for their alleged breach of contract and misappropriation of certain trade secrets of FATCO and the Company relating to the first generation fat sequesterant product. Dr. Shell has asserted in this action that Dynamic has sold the first generation fat sequesterant product to Herbalife for resale in the United States without the required payment of royalties to FATCO (which is obligated to pay Dr. Shell 25% of its royalty income, which Dr. Shell then contributes to the Company) based on those sales.

     In October 1994, Dr. Shell filed a related lawsuit against FATCO in the same court seeking the termination of a 1987 agreement between FATCO and Shell licensing certain fat sequesterant technology of Dr. Shell to FATCO based upon failure of FATCO to fully exploit the transferred technology for the benefit of Shell, failure to fully exploit the products, knowingly permitting sales of products made utilizing the technology transferred to continue even though no royalties were being paid on those sales, refusing to pursue legal action to collect the unpaid royalties and stopping the unauthorized sales, and by entering into a renewal of an agreement with a distributor on the same unfavorable terms which previously existed and which diverted moneys which should have been paid to FATCO to other entities owned and controlled by some of the shareholders and members of the Board of Directors of FATCO. FATCO has filed a cross-complaint in this action against Shell alleging breach of the licensing agreement between Shell and FATCO.

     In January 1996, FATCO filed a First Amended Cross-Complaint alleging causes of action against Dr. Shell, the Company, EHI and KCD for Breach of Contract, Breach of Fiduciary Duty, Interference with Prospective Economic Advantage, Misappropriation of Trade Secrets, Conversion, Constructive Trust, Accounting and Permanent Injunction. Each of these causes of action relate to the action of the Company in entering into the License Agreement with KCD. The Company has filed an answer denying all of the allegations contained in the Cross-Complaint and intend to fully defend this matter. The basis of this cross complaint appears to pertain to the license agreement between EHI and KCD, Inc., which as of March 1, 1996 was canceled as a result of KCD's failure to make royalty payments to the Company. (See Item 4. Legal Proceedings, below).

     In March 1994, the Company and S/S sued Herbalife (settled with respect to Herbalife) and D&F in Superior Court for the County of Orange, California for fraud, breach of contract and conspiracy to misappropriate trade secrets. The Company alleges in this lawsuit that S/S provided certain confidential information and trade secrets to D&F, which misappropriated this information to manufacture an advanced fat sequesterant product. The

   Company is seeking in this lawsuit injunctive relief and damages in an unspecified amount from defendants. This matter has been consolidated for trial with the action against Dynamic Products, Inc. and the action against the officers and Directors of Dynamic Products, Inc. and D&F Industries, Inc.

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

     In March 1996, the Company, on behalf of its subsidiary EHI, filed an action against KCD in Los Angeles County Superior Court. This action alleges causes of action against KCD for Breach of the Amended License, Declaratory Relief and Permanent Injunction. The action is based upon the failure of KCD to pay the royalties due pursuant to the contract and their use of advertising claims in connection with the sale of the licensed products which were in excess of those which the Company authorized KCD to make (See April 8, 1996 KCD Cross Complaint). On April 8, 1996, KCD filed a cross complaint against the Company, Effective Health, William Shell and William Pelzer alleging causes of action for Breach of Contract, Breach of Implied Conversion, Rescission, Good Faith and Fair Dealing, Negligence, Intentional Misrepresentation, Accounting and Constructive. The Company denies all of the claims and intends to fully defend this cross complaint.

     In August 1995, the Company, Dr. Jackie See and Francis Pizzulli entered into preliminary settlement agreements regarding the pending arbitration proceedings before the Judicial Arbitration and Mediation Service, Inc., in Santa Monica, California. Subsequently, the Company, Dr. Jackie See and Francis Pizzulli entered into a formal settlement agreement relating to the above arbitration proceedings, Both See and Pizzulli had initiated arbitration proceedings relating to the payment of royalty's pursuant to the existing Royalty Agreements between the Company and See. See had previously transferred a 50% interest in his Royalty Agreements with the Company to Pizzulli.

     With respect to the formal settlement of the Royalty issues with See, the Company has agreed to: ( 1 ) Pay See, beginning in July 1995 a total of 1 1/2% of the Company's net sales of products and 10% of the Company's receipt of royalties from the Company's licensees under certain patents owned by the Company covering colored microspheres, contrast microspheres and fat sequestration products; and, ( 2 ) pay See, over time, the sum of $32,417 which represents past due royalties for the period up to June 30, 1995; and, ( 3 ) pay See, over time, the sum of $33,062 which represents the award of attorney fees and costs to See in connection with the arbitration; and, ( 4 ) pay See, over time, the sum of $65,731 of which $35,227 is subject to adjustment based upon an accounting and $30,504 of which was conditioned upon receipt of royalties from the Company's sequesterant licensee; and, ( 5 ) transfer 10,000 restricted shares of KCD common stock to See.

     With respect to the formal settlement of the Royalty issues executed in January 1996 with Pizzulli, the Company has agreed to ( 1 ) pay Pizzulli, starting in July 1995 a total of 1 1/2% of the net sales of the Company's products and 20% of the Company's receipt of royalties from the Company's licensees under certain patents owned by the Company covering colored microspheres, contrast microspheres and fat sequestration products; and, ( 2 ) pay Pizzulli over time the sum of $93, 542 which represents the award of attorneys fees and costs to Pizzulli in connection with the arbitration; and, ( 3 ) pay Pizzulli over time the sum of $ 13, 787 which represents past due royalties or the period up to June 30, 1995; and, ( 4 ) pay Pizzulli over time the sum of $72, 244 of which $37,177 is subject to adjustment based upon an accounting and $ 35,067 of which was conditioned upon receipt of royalties from the Company's licensee; and, (5) transfer 15,000 restricted shares of KCD common stock to Pizzulli.

     Pizzulli, in addition to the arbitration pertaining to royalty issues initiated a arbitration proceeding pertaining to the timing of the sale of his restricted shares of the Company's stock. A formal settlement of the claim was entered into in January 1996. With respect to the formal settlement the Company agreed to (1) pay Pizzulli the sum of $25,000 on the execution of the agreement; and, ( 2 ) pay Pizzulli the additional sum of $75,000 on or before March 1, 1996; and, ( 3 ) pay Pizzulli, subject to certain adjustments, the additional sum of $100,000 on or before March 1, 1997; and, ( 4 ) assign to Pizzulli all of the Company's interest in and to the Promissory Note dated May 13, 1993 in the face amount of $ 265,000 payable to the Company by Clark M. Holcomb; and, ( 5 ) transfer to Pizzulli 75,000 restricted shares of KCD common stock; and, ( 6 ) transfer to Pizzulli 70,000 free trading shares of the Company's common stock; and, ( 7 ) transfer to Pizzulli 300,000 shares of the Company's restricted common stock. In addition the Company has agreed to file FORM S-3, or other forms as may be appropriate to register the shares of the Company's common stock being transferred to Pizzulli. There are also provisions in the settlement which would require the Company to issue additional shares of its restricted common stock to Pizzulli in the event that either the registration of the 300,000 restricted shares is unreasonably delayed and/or the price of the Company' common stock does not reach a specified price within an eight month period of filing the of FORM S-3.

   PROCEEDINGS RELATED TO MRI LEASE OPERATIONS

     In August 1994, VMI sued MFA in Supreme Court for the County of New York, New York, for breach of contract and accounts due. VMI alleges in this lawsuit that MFA breached an equipment lease agreement for VMI's second MRI unit, the Resonex Machine, by failure to make lease payments due January 27, 1994, and thereafter in the sum of $210,210 as well as interest thereon. VMI is seeking in this lawsuit a judgment against MFA in the sum of $210,210 plus interest thereon with costs, attorney's fees and disbursements and other relief. VMI will also seek a judgment for all unpaid lease payments subsequent to August 1994 which total an additional $510,510 through December 31, 1995. However, the Company has not been successful in serving the notice on MFA principles including Jerald Brauzer, nor has a trail date been set.

     In April, 1995, Johnson & Johnson Finance Corp. ("J&J Finance") brought an action against MFA and VMI in connection with a loan made by J&J Finance to MFA that was secured by a lien granted by MFA on the Resonex MRI unit which at the time was owned by VMI. After MFA defaulted on the foregoing loan, J&J Finance, in June 1995, obtained a writ of attachment on the Resonex MRI unit and has taken physical possession of that unit. The Company's position is MFA had no authority to secure the foregoing loan with VMI's MRI unit since the loan was made solely for the benefit of MFA, the lien was placed on the MRI unit without VMI's knowledge or consent, and none of the loan proceeds were received by VMI or the Company. VMI, and the Company are in settlement discussions with J&J that would require the Company and VMI to forfeit their interest in the MRI unit in exchange for J&J releasing VMI and the Company from any damages. Although the Company believes VMI is entitled to recover the MRI unit from J&J Finance and that VMI should prevail in its claims against MFA should J&J Finance. There can be no assurance that VMI will prevail against either party or that VMI will be able to collect any judgment that it may obtain against MFA. The Company also recently learned that the current fair market value of the Resonex MRI unit is substantially below previous estimates and as such may not be worth the cost of continuing litigation. As a result of all the foregoing the Company has written off the net book value of the second unit of $964,286 as of December 31, 1995.

   FEDERAL TRADE COMMISSION PROCEEDINGS

     The Seattle Regional Office of the Federal Trade Commission has advised the Company that the staff believes that the Company's fat sequesterant product, which was marketed by KCD licensee under the name "SeQuester," has been improperly represented in advertising claims, and that the sequesterant product, when previously marketed by the Company under the name "Lipitrol", also was improperly represented in advertising claims. The staff has indicated that it is prepared to recommend that a complaint be filed against the licensee, the Company and certain individuals in connection with the foregoing. The Company presently is discussing this matter with the FTC staff with the objective of settling the matter. There is no assurance that a settlement will be reached or as to the impact on the Company of any settlement, although it is presently believed that any settlement may impact the claims utilized in the marketing of the sequesterant product and is likely to involve the payment of a fine or other financial penalty by the Company. The Company and the FTC staff have agreed upon the terms of a proposed settlement in this matter, pursuant to which the Company would consent to a permanent injunction prohibiting it from making misrepresentations relating to weight loss or weight reduction products or services, or with respect to tests or studies relating to such programs or services. In addition, the Company would pay consumer redress to the FTC in an aggregate amount of $35,000 over a period of twelve months. The Company's Board of Directors voted to accept the proposal in March 1996, which now must be formally approved by the FTC.

     Except as otherwise specifically indicated above, management believes that the Company does have any material liability for any law suits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of December 31, 1995.

     While the ultimate outcome of these issues, if claims were asserted and litigated, is complicated and not free from doubt, management with the advice of legal counsel believes, on the basis of the facts currently known, that it is not probable that the Company would have any material liability. However, there can be no assurance that the Company will prevail in any of the above proceedings. Also the Company may be required to continue to defend itself resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing a unfavorable settlement or judgment could be awarded against the Company which could have a material adverse effect upon the Company. Additionally, starting in June 1995, the Company began taking the steps it considered necessary to insure that the Company, its subsidiaries, employees, consultants and affiliated companies and individuals are not involved in any activities, operations, or relationships which are not solely for the benefit of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

   PROXY STATEMENT

     On Thursday October 26, 1995, the Company held its annual shareholders meeting at 10:00 Pacific Time, at the Olympic Collection, 11301 Olympic Boulevard, Suite 204, West Los Angeles, California 90064 for the following purposes:

         1. To elect five (5) directors, William Shell, Richard Shell, Steven Westlund, Peter Benz, and John Osborne, to serve until the next Annual Meeting of Shareholders and until their successors are duly elected; and.

         2. To consider and vote upon proposed amendments to the Company's Certificate of Incorporation that would:

         (i) Effect a reverse stock split of not less the 1 for 4, and not more that 1 for 8 shares of the Company's common stock; and,

         (ii) Authorize the issuance of 5,000,000 shares of Preferred Stock with a par value of $.01 per share in one or more series from time to time with designations, rights, preferences, privileges and other terms of each series to be determined by the Board of Directors; and,

         (iii) Increase the number of authorized shares of Common Stock from 25,000,000 to 50,000,000.

         3. To transact such other business as may properly come before the meeting.

     During the meeting the votes were counted by the Company Secretary who confirmed that as the record date the number of Shares Issued and Outstanding were 21,788,121, and the number of Shares Needed for a Quorum was 10,984,061; and, the Number of Shares Voted was 13,346,336. The secretary confirmed that on the basis on the total number of shares voted that the meeting had a quorum. The results of the voting were as follows,

        Results of Shareholder Vote           Approve     Reject  Carried
        -----------------------------------------------------------------
        Election of 5 Directors             13,207,336   273,000  Yes
        Reverse Split                       12,207,249   993,860  Yes
        Authorize Class of Preferred Stock  7,207,249    983,000  No
        Increase in Authorized Shares       12,926,681   553,345  Yes

     There was no other business discussed and the meeting was adjourned.

     The Company is not currently planning to effect a reverse split of its common stock until such time as the Company's operations and revenues have improved substantially, either through the sales of its products and services, or through the acquisition of other products or companies, unless the acquisition such products or companies would not be possible without effecting a reverse split.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the OTC Electronic Bulletin Board under the symbol "ITAM". The high and low bid prices for the Common Stock, as reported by the National Quotation Bureau, Inc., are indicated for the periods described below. Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                   Bid Prices
                        Year     Quarter       High Low
                        ----     -------       ---- ----
                        1994       1st       3 9/16 2.0
                                   2nd       3 1/16 2 1/4
                                   3rd      2 23/32 1 7/8
                                   4th       2 1/32 29/32
                        1995       1st       2 1/32 29/32
                                   2nd      1 13/32 1/4
                                   3rd        15/16 1/32
                                   4th          .32 .01

     To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future. Further, there can be no assurance that the future operations of the Company will generate the revenues and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends

     There are approximately 533 stockholders of record as of March 31, 1996

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CURRENT OPERATIONS

   BUSINESS

     The Company has been engaged in the business of developing, manufacturing, and the sales and marketing of proprietary diagnostic imaging products and services relating to blood flow research in animals, and the research and development of proprietary diagnostic imaging products and procedures for human applications using existing imaging equipment such as x-ray, CAT scan, MRI, and ultra sound. The Company is also engaged in the business of developing and licensing proprietary technologies for weight reduction products including a technology for the selective entrapment or sequestration of dietary fat from food while in the gastrointestinal tract, thereby preventing the absorption of that fat. The Company has also acquired two magnetic resonance imaging (MRI) units which are leased to MRI service providers, which the Company has little day to day involvement in the operations of that business (See Acquisitions, and Item 4. Legal Proceedings)

      Until May 1995, the Company's primary research has been to increase the early detection of restrictions or blockages in human blood flow through significantly improved diagnostic imagery using two different micron sized solid particles (microspheres) of which one is a biodegradable mixture of blood protein and other contrast agents intended for human applications, and the other a non biodegradable plastic styrene sphere intended for animal blood flow research. The Company does not yet earn revenues from human applications of microspheres, it does however, generate revenues from the sales of colored microspheres products and services for animal blood flow research. The also Company earned revenues from the licensing and royalty's of its sequesterant technology, which in 1995 accounted for approximately 71% of the Company's total 1995 (cash flow) revenues. However, KCD's license was terminated (See Recent Developments)

                   RESULTS OF OPERATIONS 1994 COMPARED TO 1995




                                                            For the Year Ended December 31
                                                            ------------------------------
                                                         1994                 1995
                                                                 % of                    % of
                                                $             Revenues        $       Revenues
                                                -             --------        -       --------

Revenues - Products & Services
  Microspheres and laboratory services        $210,815        29%          $ 246,643     29%
  Fat sequesterant  - Product                    3,645
                      Licensing fees and
                      royalties                 504,18        70%            618,787     71%
                                                ------        ---            -------     ---
                                              $718,641       100%          $ 865,480    100%
                                              --------       ----          ---------    ----

Cost of Revenues - Products & Services
  Microspheres and laboratory services        $221,318       105%          $ 123,438     50%
  Fat sequesterant                              41,800         8%          $ 274,800     44%
                                                ------         --          ---------     ---
                                              $263,118        37%          $ 398,238     46%
                                              --------        ---          ---------     ---
Gross Margin - Products & Services            $455,523        63%          $ 467,242     54%
                                              --------        ---          ---------     ---
                                              --------        ---          ---------     ---

Revenues - Lease Rentals                      $687,459       100%          $ 319,072     100%
Cost of Revenues - aseperations               $481,356        70%          $ 481,357     151%
                                              --------        ---          ---------     ----
Gross Margin - Lease Operations               $206,103        30%          $(162,285)   (30)%
                                              --------        ---          ---------    -----
                                              --------        ---          ---------    -----

REVENUES FROM ALL PRODUCTS

     Revenues from all products and services totaled $865,480, representing an increase of $146,839 (or 20%) over the year ended December 31, 1994. The increase in 1995 was primarily due to a mid year change in Company management made substantial changes in the Company's operations including a significant reduction in operating expenses beginning in May, the effect of which began in June. Overall, the Company reduced total operating expenses approximately $1,066,359 (or 34%) for the period beginning in May and ending December 31, 1995. Management also redirected the Company activities toward development and commercialization of weight loss, food supplement, and personal care consumer products which the Company intends to begin marketing in the later part of 1996. Since May 1995, the Company has made significant strides toward commercialization of a number of such products, however, until such time as one or more of those products are established in the marketplace, the Company will continue to be dependent, to a lesser degree as a result of downsizing, on private or institutional investment capital to support a percentage of the planned 1996 operations. restructured the Company's operations. Management also increased revenues with an immediate effect seen with an $114,606 increase in licensing fees and royalties received from the licensee of the Company's sequesterant technology. However, these increases in royalties were partially offset by a reduction in the royalty rate from 15% of net sales, to 6% of gross sales of products based on the sequesterant technology.

   LICENSING FEES AND ROYALTY PAYMENTS FROM KCD

     The Company and KCD, the sequesterant technology licensee negotiated a reduction in the royalty from 15% of net sales, to 6% of gross sales effective April 1, 1995 as a result of demands made by KCD that the current royalty payment which was calculated on 15% of net sales was creating problems for KCD in the marketing of SeQuester-TM- and could ultimately prevent KCD from being able to market SeQuester-TM- profitability, and that the 15% royalty was preventing KCD from meeting its financial obligations included making its royalty payments to the Company. The Company was not in favor of the reduction, however, it did so out of a concern KCD would either terminate the agreement or would unnecessarily withhold royalty payments as it had done previously. The royalties received from KCD accounted for approximately ??% of the Company's total revenue base. The Amended License Agreement incorporated the terms of the original License Agreement which provided for a licensing fee of $100,000 (which KCD paid between March and May 1994), and minimum royalty payments to keep the agreement in effect over the first three years of the agreement of at least $1,258,000. Over the balance of the term of the agreement (which was to run until at 2014), KCD was required to pay minimum royalties in accordance with a formula but in no event less than $436,000 per year. Through December 31, 1995, the Company received licensing fees and royalties of $811,068, 100,000 KCD restricted common shares (as partial payment of past royalty's, valued at $217,243) including additional royalties of $138,620. The amended license agreement provides for payment of a remaining past due balance in twelve monthly installments of $18,104 plus monthly payment of interest at 1.5% per month on the outstanding balance beginning July 1, 1995. This remaining balance was $108,620 as of December 31, 1995. The amended agreement also established specific default provisions and a secure method of payment intended to prevent KCD from unnecessarily withholding or interfering with royalty payments. However, regardless of the reductions, KCD was again delinquent in making royalty payments to the Company during the latter part of 1995, and on March 1, 1996 defaulted which resulted in the termination of their license as provided for in the licensing agreement. . The Company subsequently filed an action against KCD for breach of contract relating to past and current royalty's as well as the FTC matter among other issues. (See Item 3. Legal Proceedings). The Company intends to replace KCD, and is in discussions with companies who have expressed an interest in the sequesterant technology.

   E-Z TRAC

     Revenues from colored microspheres and IPS services increased $35,828 (or 17%) for the year ended December 31, 1995, over 1994. The Company allocated a portion of its resources to the development of an automated analysis and counting system based on A Beckton-Dickenson flow cytometry. This improved flow cytometer became operational early in the year and immediately increased E-Z Trac's production capacity. The Company anticipates E-Z Trac revenues will continue to increase as the Company expands its customer base through direct marketing efforts and through its distributor, Triton Technologies.

   MRI LEASE OPERATIONS

     MRI lease operations resulted in a net loss of $304,290 and a net loss of $620,123 for the years ended December 31,1995 and 1994, respectively. Lease revenues of $687,459 for 1994 which included two MRI units ( the Company believed the second had no associated debt obligations ) were offset by interest on lease obligations of $143,750 and depreciation on the two units of $481,356. Cash flows from lease revenues for one of the two units owned by VMI are offset in full by required payments of interest and principal to a third party finance company. Lease revenues do not contribute any cash to Company operations. Lease revenues for 1994 include $270,270 of delinquent payments with respect to the second unit owned by VMI, for which none of the scheduled lease payments have been received by VMI. Receivable's related to these lease payments were written off during 1994. In August 1994, VMI commenced litigation to collect delinquent lease payments with respect to this unit. Lease revenues for 1995 were $319,072 which includes only one unit, were offset by interest on lease obligations of $142,005 and depreciation on the two units of $481,357.

     Of the Company's two magnetic resonance imaging (MRI) systems (the "Units") one is currently installed and operating as a mobile unit in Jefferson Valley, New York and has been in continual use since September 1992 and is leased to Tri-County Mobil MRI, L.P. ("Tri-County"), whose general partner is Diagnostics Resource Funding. This lease provides for monthly payments of $37,926 to Venus Management, Inc. ("VMI") through August 1999 and $68,589 in September 1999 (with such payments being guaranteed by Medical Funding of America, Inc., "MFA"), and VMI is required to make monthly installment payments (which includes interest at 10.5% per annum on the unpaid principal balance) for the first Unit to a third party finance company of $32,360 through August 1999 and $68,589 in September 1999.

     In April, 1995, Johnson & Johnson Finance Corp. ("J&J Finance") brought an action against MFA and VMI in connection with a loan made by J&J Finance to MFA that was secured by a lien granted by MFA on the Resonex MRI unit which at the time was owned by VMI. After MFA defaulted on the foregoing loan, J&J Finance, in June 1995, obtained a writ of attachment on the Resonex MRI unit and has taken physical possession of that unit.

     The Company's position is MFA had no authority to secure the foregoing loan with VMI's MRI unit since the loan was made solely for the benefit of MFA, the lien was placed on the MRI unit without VMI's knowledge or consent, and none of the loan proceeds were received by VMI or the Company. VMI, and the Company are in settlement discussions with J&J that would require the Company and VMI to forfeit their interest in the MRI unit in exchange for J&J releasing VMI and the Company from any damages. Although the Company believes VMI is entitled to recover the MRI unit from J&J Finance and that VMI should prevail in its claims against MFA should J&J Finance, be permitted to retain the MRI unit, there can be no assurance that VMI will prevail against either party or that VMI will be able to collect any judgment that it may obtain against MFA. As a result of the foregoing, the Company has written off the net book value of the second unit of $964,286 as of December 31, 1995. VMI has commenced litigation against MFA for payment of delinquent lease payments, there can be no assurance that MFA will be able to make any of those required lease payments to VMI. Receivable's of $270,270 related to a portion of these lease payments were written off during 1994 ( Note 4 ) and none were accrued for 1995.

     As of February 29, 1996, Tri-County was delinquent in making the December 1995, January and February 1996 lease payments and MFA and VMI failed to make these payments under their guarantee to the finance company which has issued a notice of default. MFA has also failed to make these payments to VMI under its guarantee of Tri-County's payments to VMI. Accordingly, VMI had not made certain payments due to the third party finance company for the first Unit. Should Tri-County fail to make its future lease payments to VMI and should VMI be unable to make its future required payments to the finance company (i) VMI could lose ownership and possession of the first Unit and (ii) the entire remaining balance of the MFA note would become immediately payable, with VMI and the Company being liable, together with MFA, for any deficiency in repayment of the note.

   RESULTS OF OPERATIONS

     1995 COMPARED TO 1994

     On December 31, 1995, the Company had assets of $2,425,012 compared to $4,006,321 on December 31, 1994. In addition, the Company had a total shareholders' deficit of $(282,419) on December 31, 1995 compared to $1,040,627 on December 31, 1994, a decrease of $1,323,046. The decrease was the result of a net loss from operations of $3,978,579 offset by a contribution to capital of research and development expense of $30,000, payments from FATCO contributed to capital of $141,446, amortization of prepaid consulting and financing cost offset against equity of $385,374, conversion of debt to equity of $89,459, issuance of warrants of $68,500 and proceeds from exercise of warrants of $74,511, issuance of stock for note conversions and sale of stock of $1,866,244. Payments on a long term note with a balance of $1,284,724 (including interest currently due of $21,609) as of December 31, 1995 of which $339,780 is due within the next twelve months have been assumed by the Company as part of its acquisition of VMI; and this note is secured by guaranteed lease payments of an equivalent amount.

     As of December 31, 1995, the Company's working capital position increased by $123,727 from a negative $1,380,337 at December 31, 1994 to a negative $1,256,610, primarily as a result of decreases in convertible debt which was converted to equity offset by increases in accrued compensation and payroll taxes, professional services payable, royalties payable, trade payables and other accrued expenses. At December 31, 1995, the Company's cash position had increased to $374,128 from $25,215 on December 31, 1994. Cash was provided by issuance of notes of $50,000, exercise of warrants of $74,511 and private placements of the Company's common stock and convertible notes of $1,041,244, offset by payments on notes payable of $209,887. Cash requirements to fund losses of $3,978,579 through December 31, 1995 were reduced by significant non-cash charges for depreciation and amortization of $1,146,804, contributed research and development of $30,000, the write-off of the remaining net book value of the second MRI unit of $964,286, and $68,500 for warrants issued for financial advisory and shareholders services.

     Negative cash flow from operations for the year ended December 31, 1995 of $3,978,579 was reduced by non-cash charges of $1,244,954 for depreciation and amortization, $30,000 for research and development (relating to William Shell), the write-off of the remaining net book value of the second MRI unit of $964,286 and $68,500 for warrants issued for financial advisory and shareholder services. Negative cash flow from operations for the year ended December 31, 1994 of $3,084,495 were reduced by non-cash charges of $795,606 for depreciation and amortization, $200,000 for research and development, $251,873 for stock issued for executive compensation under previously contracted obligations, $172,019 for stock and $58,150 for warrants issued for interest, financial consulting and legal services. In addition, the Company recorded provisions for possible non collectible notes of $125,000 (which is an offset to equity). Negative cash flow from operations after reduction for non-cash charges (of $2,307,740 in 1995 and $1,602,648 in 1994) was $1,670,839 and $1,481,847 for the years ended December 31, 1995 and 1994, respectively.

     For the year ended December 31, 1995, total operating expenses were $3,320,606 compared to $4,301,629 for 1994. Total expenses for the year ended December 31, 1995, included selling, general and administrative (SG&A) of $2,061,403, cost of revenues for products and services of $398,238, cost of revenues for lease operations of $481,357 and research and development of $259,608, compared to $3,127,762 for SG&A, $263,118 for cost of revenues for products and services, $481,356 cost of revenues for lease operations and $429,393 for research and development, in 1994. This decrease directly reflects the costs cutting programs implemented by the Company beginning in May 1995.

     The overall cost of revenues for products and services as a percentage of sales decreased for 1995 to 54% from 63% for 1994, improving gross profit margins approximately 9%. Decreases in cost of revenues for 1995 resulted primarily from increased sales of high margin microspheres to large volume customers which were somewhat offset by increases in employee wages. Increases in inventor royalty payments were due to settlement of royalty litigation which resulted in an increase in sequesterant inventor royalties from 6% to 36%. 1995 royalty revenues paid to the Company on sales of SeQuester-TM- were $618,787, with minor associated direct cost of revenues other than royalty expense of $274,800.

     Research and development expense decreased to $259,608 from $429,393 for the year ended December 31, 1995 from 1994 due to the Company's financial condition. As of May 1995, research and development activities were re-organized with a priority emphasis given to commercial product applications (See Item 6A. Management's 1996 Plan of Operations).

     SG&A expense decreased to $2,061,403 from $3,127,762 for 1995 from 1994, amounting to an overall reduction of approximately $1,066,359, or 34%, resulting from restructuring and down sizing of operations which includes significant reductions in accounting fees, salaries, wages, selling and marketing expenses, and shareholder expenses all of which were phased in beginning in June 1995. Included in 1995 are non-cash expenditures for amortization of prepaid consulting fees of $371,375 for shareholder services. In addition the Company incurred officers' and directors' fees of $92,000 during 1995. The Company experienced increases in legal fees of $160,917 during 1995 due primarily from matters related the SEC investigation of Clark
   M. Holcomb activities. Included in 1994 are $220,420 of non-recurring financial consulting and legal fees. These fees were paid to unaffiliated third parties for (i) services in the areas of shareholder and financial public relations paid in the form of 55,000 shares of the Company's Common Stock and warrants to purchase an additional 107,500 shares of such stock
   (ii) legal services rendered paid in the form of 36,000 shares of the Company's Common Stock and warrants to purchase an additional 36,000 shares of such stock, and (iii) services in connection with a private placement of Company Common Stock paid in the form of warrants to purchase an additional 305,000 shares of such stock. Also included in 1994 is a provision for non-collectible lease revenues receivable of $270,270.

     Interest expense for operations for 1995 was $368,526 compared to $72,748 for 1994, an increase of $295,778. Interest expense for 1995 includes non-cash expenditures for amortization of deferred financing costs of $276,466 incurred in connection with financial advisory services and a private placement of convertible notes in November 1994 as well as accrued interest on such notes. Interest expense for MRI lease operations decreased to $142,005 in 1995 from $143,750 in 1994.

     Interest income increased to $70,624 for 1995 compared to $31,350 for 1994 due to interest earned on an outstanding note receivable from a shareholder and interest on delinquent royalties receivable.

     Settlements for an employee termination, an arbitration award in connection with royalty matters and certain litigation aggregating $554,757 were incurred during 1995. In addition as of December 31, 1995, the Company elected to write-off the remaining net book value of the second MRI unit in the amount of $964,286.

     As of December 31, 1995, the Company's working capital position increased by $123,727 from a negative $1,380,337 at December 31, 1994 to a negative $1,256,610, primarily as a result of decreases in convertible debt which was converted to equity offset by increases in accrued compensation and payroll taxes, professional services payable, royalties payable, trade payables and other accrued expenses. At December 31, 1995, the Company's cash position had increased to $374,128 from $25,215 on December 31, 1994. Cash was provided by issuance of notes of $50,000, exercise of warrants of $74,511 and private placements of the Company's common stock and convertible notes of $1,041,244, offset by payments on notes payable of $209,887. Cash requirements to fund losses of $3,978,579 through December 31, 1995 were reduced by significant non-cash charges for depreciation and amortization of $1,146,804, contributed research and development of $30,000, the write-off of the remaining net book value of the second MRI unit of $964,286, and $68,500 for warrants issued for financial advisory and shareholders services.

     Negative cash flow from operations for the year ended December 31, 1995 of $3,978,579 was reduced by non-cash charges of $1,244,954 for depreciation and amortization, $30,000 for research and development, the write-off of the remaining net book value of the second MRI unit of $964,286 and $68,500 for warrants issued for financial advisory and shareholder services. Negative cash flow from operations for the year ended December 31, 1994 of $3,084,495 were reduced by non-cash charges of $795,606 for depreciation and amortization, $200,000 for research and development, $251,873 for stock issued for executive compensation under previously contracted obligations, $172,019 for stock and $58,150 for warrants issued for interest, financial consulting and legal services. In addition, the Company recorded provisions for possible non collectible notes of $125,000 (which is an offset to equity). Negative cash flow from operations after reduction for non-cash charges (of $2,307,740 in 1995 and $1,602,648 in 1994) was $1,670,839 and
   $1,481,847 for the years ended December 31, 1995 and 1994, respectively.

     On December 31, 1995, the Company had assets of $2,425,012 compared to $4,006,321 on December 31, 1994. In addition, the Company had a total shareholders' deficit of $(282,419) on December 31, 1995 compared to $1,040,627 on December 31, 1994, a decrease of $1,323,046. The decrease was the result of a net loss from operations of $3,978,579 offset by a contribution to capital of research and development expense of $30,000, payments from FATCO contributed to capital of $141,446, amortization of prepaid consulting and financing cost offset against equity of $385,374, conversion of debt to equity of $89,459, issuance of warrants of $68,500 and proceeds from exercise of warrants of $74,511, issuance of stock for note conversions and sale of stock of $1,866,244. Payments on a long term note with a balance of $1,284,724 (including interest currently due of $21,609) as of December 31, 1995 of which $339,780 is due within the next twelve months have been assumed by the Company as part of its acquisition of VMI; and this note is secured by guaranteed lease payments of an equivalent amount.

     There are no assurances that increases in sales of microspheres, the Investigator Partner Services program, sales or royalties from the re-licensing of a fat sequesterant product or the introduction of new products will be achieved during 1996, or that the Company will ultimately generate revenues from the contrast microspheres in the future. Moreover, the Company estimates that to initiate and complete the clinical development program for the first diagnostic indication for its contrast microspheres will require an significant expenditure which the Company does not believe will be available from operating revenues. The Company expects that it will need to finance some portions of clinical development through the sale of additional securities, payments from potential strategic partners such as E-Z EM, licensees, research grants such as the National Institute of Health grant, or a combination of these. (See Item 6A. Management's 1996 Plan of Operations)

     No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through December 31, 1995, the Company incurred net operating losses for tax purposes of approximately $14,000,000 and approximately $15,398,000 for accounting purposes. Differences between accounting and tax losses consist primarily of differences in the accounting and tax treatment of depreciation, allowance for doubtful accounts and research and development expenses. The net operating loss carry forward may be used to reduce taxable income through the year 2008. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.

   LIQUIDITY AND CAPITAL RESOURCES

     Since the inception of S/S, the Company has received capital for operations and research from private investors, issuance of private party debt, bank financing, and from licensing and product sales. Revenues have been insufficient to cover operating expenses, research and development, costs of litigation, construction costs, and patent development, which costs have been unnecessarily well above the revenues from licensing and product sales. The Company, therefore, has been dependent on private placements of securities, bank debt, loans from private investors and the exercise of warrants in order to sustain operations. To correct this imbalance management made significant cuts and changes in the Company's operations resulting in reduced 1995 operating expenses approximately $1,066,359 (or 34%) compared to 1994. However, until such time as the Company can increase revenues the Company will continue to be dependent on private or institutional investment capital to support a percentage of the planned 1996 operations. (See Item 6A. Management's 1996 Plan of Operations). Historically, the Company has been able to generate private placement funds to provide capital for operations and growth. During 1995, new management was responsible for approximately $965,348 received by the Company from August through the balance of the year from private placements, and the conversion of approximately $839,458 of Company debt from a previous private placement. However, there can be no assurances that private or other capital will continue to be available, or that revenues will increase to meet the Company's cash needs, and there can no assurance that a sufficient amount of the Company's securities can or will be sold or the that any warrants will be exercised to fund any operating needs of the Company or its research and development programs. (Even assuming all of the warrants outstanding as of December 31, 1995 with exercise prices at or below the current market price of the Common Stock were to be exercised, the total gross proceeds to the Company from such exercise would be insignificant.)

     The Company's consolidated financial statements have been prepared on the assumption the Company will continue as a going concern. The Company has suffered recurring losses from operations, has an accumulated deficit and has negative working capital, and faces significant product development and distribution issues that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described below in Item 6A. Management's 1996 Plan of Operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continue as a going concern.

     In April 1994, the Company completed a private placement of its securities to foreign investors in an offering under Regulation S in which it raised net proceeds of approximately $640,000. In November 1994, the Company completed a private placement to foreign investors in an offering under Regulation S of $900,000 one-year convertible promissory notes in which it raised net proceeds of approximately $715,000. In November 1995 the Company (i) $775,000 of these notes were converted into 6,328,000 shares of Company common stock (ii) $50,000 of these notes were repaid. The remaining $75,000 of these notes were extended for an additional six-month period.

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

     In August 1995, the Company completed a private placement of 10% convertible subordinated notes to foreign investors in the aggregate amount of $300,000 which mature on December 31, 1995. In order to fulfill the Company's obligation to deliver shares of the Company's common stock upon conversion of the notes, an aggregate of 2,000,000 shares have been issued under Regulation S and are being held in escrow. During September 1995, $100,000 these notes were converted into 549,448 shares of Company common stock. In October 1995, an additional $200,000 of these notes were converted into 1,716,736 shares of Company common stock.

     In October and November 1995, the Company issued 328,886 restricted shares in exchange for settlement of $64,458 of accrued payables and professional fees.

     In November 1995, the Company completed a private placement, to foreign investors under Regulation S (with a six month lock-up) of 4,200,000 shares of common stock in which it raised gross proceeds of approximately $525,000.

ITEM 6A. MANAGEMENT'S 1996 PLAN OF OPERATIONS

     The Company has lost money since its inception. As of December 31, 1995, the Company had an accumulated deficit of $15,398,146 and negative working capital of $1,256,610. To survive, the Company has depended on capital from private investors, issuance of private party debt, and bank financing to fund operations. Historically, the Company has been able to generate funds from private placements to provide capital to help sustain operations and for growth, including approximately $965,348 received by the Company from August 1995 to December 1995. However, the accumulative effect of the continuing losses became evident in April 1995 when investors withdrew the financing commitment. Raising investment capital to fund losses will become impossible in the future. Unless the Company can reduce expenses and increase revenues It will only become more difficult in the future all which raise substantial doubt about the Company's ability to continue as a going concern.

     Beginning in May 1995, the Company's newly installed management began developing a plan intended to move the Company away from its dependence on investment capital and toward profitability. Management began by making significant cuts in the Company's operational expense, the effect of which began in June 1995, and resulted in an overall decrease of 1995 operating expenses of approximately $ 1,066,359, or 34% as compared to 1994. However, that in it self is only a bandaid. What is needed is an overhaul. Management developed the operational plan described below:

   OBJECTIVES OF THE PLAN

            1. make significant and lasting reductions in general and administrative costs while centralizing administrative operations, temporarily reduce spending on all research and development programs not directed at producing immediate revenues; and,

            2. reorganize all Company subsidiaries to operate as profit centers by cost cutting, elimination of non essential operations, and by the elimination of duplicate general and administrative costs; and,

            3.   secure existing revenue base by eliminating licensees default;
                 and,

            4.   increase revenues from existing products; and,

            5.   develop new markets for existing products; and,

            6.   develop new products for existing and new markets; and,

            7. develop strategic partners for distribution, sales and marketing, research and development, commercialization of products; and develop alternative research and development financing sources such as US Government sponcered reasearch grants; and,

            8.   develop investment banking and public relations alliances; and,

            9.   make strategic acquisitions of consumer products companies.

   RESULTS OF THE PLAN(AS OF APRIL 10, 1996)

     The plan as outlined above was implemented in stages during the latter part of 1995. The results are (1) the Comapny made significant and lasting reductions in G&A, temporarily halted all research and development, which it later resumed inorder to manufcature contrast microsphere for cliniucal testing as a result of the strategic agreement with E-Z EM; and, (2) casusing the E-Z Trac subdivision to operate as a profit center; and (3) secured sequesterant licensing revenues (temporarily, KCD defaulted again and was terminated); and, (4) increased E-Z Trac and sequesterant licensing revenues (KCD is terminated); and, (5) began studying the feasibility of adapting the colored microsphere products for commercial pathology applications; and, (6) began development on a series of new products in October 1995, which the Company announced completion of first stage development of those products in March 1996; and, (7) signed an strategic agreement with E-Z EM to develop contrast microsphere for commercial applications; and, 8) applied for and received a research grant from the National Institute of Health ("NIH"); and,
   (9) begun developing investment banking relationships, however, no such relationship has been established to date; and (10) developed two potential consumer product companies acquisition candidates. Additionally, the Company raised approximately $965,348 from private placements from August 1995 to December 1995. As of April 10, 1996, the Company has raised $200,000 in one private placement, $150,000 of a $500,000 commitment of a second private placement with the balance to fund in May, received a third private placement commitment of $500,000 to close on April 28, 1996 with a option of a second $500,000 to fund prior to December 31, 1996. The Company also expects $100,000 to be funded from the National Institute of Health grant, with $750,000 more conditioned on the success of phase one.

   RESEARCH AND DEVELOPMENT COMPONENT OF MANAGEMENT'S 1996 PLAN OF OPERATIONS

     The Company spent $ 259,608 in 1995 as compared to $429,393 in 1994 on research and development. The decline in 1995 is the result of limited operating capital. The Company considers its research and development programs as the foundation upon which everything else is to be built and has been assigned it the highest priority, second only to generating immediate revenues. The Company intends to balance future research budgets and activities between long term diagnostic imaging programs based on the Company's colored and contrast microspheres, and less complex commercial programs which can develop more immediate revenues such as the dietary and food supplement products currently in development. During 1996, the colored and contrast microsphere programs will be funded from grants such as the NIH grant (see below), and from strategic partners such as E-Z EM (see below), and to some extend from operating funds. The dietary and food supplement programs, which are significantly less costly than the microsphere programs, will be funded from operational funds. The new product development group, which was established in October 1995, and which will grow as needed, will act as project coordinator with the responsibility of managing the Company's research and development programs, including supervising clinical studies for both food supplement and diagnostic programs, management of regulatory affairs including FDA and FTC related matters, managing and coordinating the Company's new research grant program (See Grant Programs below) in which the Company intends to apply for simultaneous grants in four potential human diagnostic imaging applications including detection of lung blood clots using CAT scanning, ultrasound contrast microspheres for detection of myocardial perfusion, oral contrast microsphere for gastrointestinal tract visualization, and an MRI contrast microsphere to replace x-ray contrast media in detecting liver, heart or brain dysfunction, all of which are applications targeted toward radiologists and other physicians doing body imaging, which is the non invasive imaging of human organs from outside the body. The research team is also project coordinator for off site programs such as the current contrast microsphere pre clinical program being conducted Dartmouth Hitchcock Medical Center, and the University of Massachusetts Medical Center with E-Z EM, the Company's contrast microsphere strategic partner.

   GRANT PROGRAM

     The US government sponsors a number of programs intended to give promising technologies and companies a competitive chance to get their products or applications through the government regulatory process. Such programs are extremely valuable to small companies. The Company's 1996 research and development program includes applying for grants in four potential human diagnostic imaging applications which include, detection of lung blood clots using CAT scanning, ultrasound contrast microspheres for detection of myocardial perfusion, oral contrast microsphere for gastrointestinal tract visualization, and an MRI contrast microsphere to replace x-ray contrast media in detecting liver, heart or brain dysfunction, all of which are applications targeted toward radiologists and other physicians doing body imaging, which is the non invasive imaging of human organs from outside the body. The Company also intends to apply for grants actual FDA clinical studies of pulmonary emboli application of contrast microspheres. The Company's product development unit will coordinate submission of applications, assignment of principle investigators, and manage the individual programs from through the clinical study.

     While the Company believes that the plan as described above is working to a large extent, and the Company believes that its is on schedule to release new products during 1996, there can be no assurance that the Company's plan will be successful, or that the failure of one or more components of the plan will not result in the Company's overall failure to execute the plan.

ITEM 7. FINANCIAL STATEMENTS

      The following financial statement and schedules are filed as part of this Form 10-KSB.


                                                                Page Number
                                                                ------------


   1.    Financial Statements:

            Report of Independent Public Accountants
            Interactive Medical Technologies, Ltd. And
              Subsidiaries Consolidated Financial
              Statements:

            Consolidated Balance Sheets as of December 31,
              1994 and 1995

            Consolidated Statements of Operations for
              the years ended December 31, 1993, 1994 and
              1995

           Consolidated Statements of Shareholders'

           Investment for the years ended December 31, 1993, 1994 and 1995

           Consolidated Statements of Cash Flows for
             the years ended December 31, 1993, 1994 and
             1995

           Notes to Consolidated


    2.   Financial Statement Schedules for the years ended
               December 31, 1993, 1994 and1995.
         None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



                     INSERT COMING FROM BECKMAN/HOLLANDER,
                  THE COMANY'S NEW INDEPENDENT PUBLIC ACCOUNTS


             INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1994 AND 1995



                                     ASSETS

                                                          For the Year Ended
                                                             December 31,

                                                           1994         1995
                                                        ----------   ----------
CURRENT ASSETS:
  Cash                                                  $  25,215    $ 374,128
  Accounts receivable, net of allowance for doubtful
   accounts of  $170,000 in 1994 and $90,516 in 1995      110,587       65,377
  Interest receivable, net of allowance for doubtful
   accounts of $45,000 in 1994 and $59,615 in 1995          3,795           --
  Notes receivable from shareholder, net of allowance
   for doubtful accounts of $16,548 in 1995                60,186           --
  Leases receivable                                       114,414       64,647
  Inventory                                                11,200            -
  Deferred financing cost                                 168,967            -
  Due from related parties, net of allowance for
   doubtful accounts of $109,593 in 1995                    5,590        1,725
                                                       ----------   ----------
   Total current assets                                   499,954      505,877
                                                       ----------   ----------
PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, at cost, net of
  accumulated depreciation and amortization of
    $1,021,857 in 1994 and $1,303,661 in 1995
  Office equipment                                        166,357      110,974
  Leasehold improvements                                  253,710      145,860
  Magnetic resonance imaging systems                    2,743,890    1,298,247
                                                       ----------   ----------
   Property, equipment and leasehold
    improvements, net                                   3,163,957    1,555,081
                                                       ----------   ----------
OTHER ASSETS:
  Patents, net of accumulated amortization of
    $84,371 in 1994 and $107,466 in 1995                  282,510      289,486
  Deposits and other assets                                59,900       74,568
                                                       ----------   ----------

Total other assets                                        342,410      364,054
                                                       ----------   ----------
     TOTAL ASSETS                                      $4,006,321   $2,425,012
                                                       ----------   ----------
                                                       ----------   ----------

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.



             INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1994 AND 1995

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

                                                         For the Year Ended
                                                              December 31,

                                                           1994         1995
                                                        ---------     --------
CURRENT LIABILITIES
  Loans payable                                         $  34,437       88,500
  Convertible notes                                       900,000       75,000
  Current portion long term note payable                  387,599      318,171
  Accrued compensation and payroll taxes                   68,512      203,911
  Professional services payable                           207,383      413,135
  Trade payables and other accrued expenses               104,305       77,695
  Royalties payable                                       100,000      535,518
  Income taxes payable                                      3,200        3,946
  Deferred revenue                                              -            -
  Deferred rent                                            12,300        8,460
  Unearned deposit                                         15,000            -
  Interest payable - long term note                        38,555       21,609
  Interest payable - convertible notes                      9,000       16,542

          Total current liabilities                     1,880,291    1,762,487
                                                       ----------   ----------

LONG TERM NOTE PAYABLE,
  net of current portion                                1,085,403      944,944
                                                       ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' DEFICIT:
    Common stock, authorized 50,000,000 shares
     of $.001 par value; issued and outstanding
     17,173,121 in 1994 and 32,282,082 in 1995             17,173       32,282
    Additional paid-in capital                         12,828,395   15,083,445
    Accumulated deficit                               (11,419,567) (15,398,146)
                                                       ----------   ----------
                                                        1,426,001     (282,419)
                                                       ----------   ----------
    Prepaid consulting and financing cost                (385,374)
                                                       ----------   ----------
         Total  shareholders' deficit                   1,040,627     (282,419)
                                                       ----------   ----------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' DEFICIT                          $4,006,321   $2,425,012
                                                       ----------   ----------
                                                       ----------   ----------


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.


                       INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE YEARS ENDED DECEMBER 31,  1993, 1994  AND 1995

                                                                     For the Year Ended
                                                                         December 31,

                                                             1993            1994           1995
                                                           --------        --------       --------
REVENUES
  Products and services                                       $441,300       $718,641       $865,480
  Lease rentals                                                227,558        687,459        319,072
                                                         -------------  -------------  -------------
                                                               668,858      1,406,100      1,184,552
                                                         -------------  -------------  -------------
COST AND EXPENSES:
  Cost of revenues
   Products and services                                       221,229        263,118        398,238
   Lease operations                                            144,250        481,356        481,357
                                                         -------------  -------------  -------------
                                                               365,479        744,474        879,595

  Research and development                                     317,274        429,393        259,608
  Selling, general and
    administrative expenses                                  2,870,351      3,127,762      2,061,403
                                                         -------------  -------------  -------------
                                                             3,553,104      4,301,629      3,320,606
                                                         -------------  -------------  -------------
          Loss from operations                              (2,884,246)    (2,895,529)    (2,016,054)
                                                         -------------  -------------  -------------
INTEREST EXPENSE AND OTHER:
  Interest expense - other                                     100,364         72,748        368,526
  Interest expense - lease obligations                          89,820        143,750        142,005
  Interest income                                              (19,637)       (31,350)       (70,624)
  Settlements and arbitration award                                  -              -        554,757
  Abandonment of MRI equipment                                       -              -        964,286
                                                         -------------  -------------  -------------
          Total interest expense and other, net                170,547        185,148      1,958,950
                                                         -------------  -------------  -------------
          Loss before provision
            for state income taxes                          (3,054,793)    (3,080,677)    (3,975,004)

PROVISION FOR STATE INCOME TAXES                                 2,400          3,818          3,575
                                                         -------------  -------------  -------------
NET LOSS                                                   $(3,057,193)   $(3,084,495)    (3,978,579)
                                                         -------------  -------------  -------------
                                                         -------------  -------------  -------------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                 14,473,000     16,639,000     20,495,000
                                                         -------------  -------------  -------------
                                                         -------------  -------------  -------------

NET LOSS PER SHARE                                               $(.21)         $(.19)         $(.19)
                                                         -------------  -------------  -------------
                                                         -------------  -------------  -------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                              INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT (DEFICIT)

                               FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995



                                                                                     Notes
                                        Common Stock                                 Receivable
                                        ------------------------      Additional     and PrePaid       Accum-
                                        Shares                        Paid in        Consulting and    ulated
                                        Outstanding      Amount       Capital        Financing Cost    Deficit
                                        -----------      ------       -------        --------------    -------
BALANCE, December 31,
  1992                                  10,928,958        $10,928     $5,047,947      $(419,000)       $(5,277,879)

Issuance of common stock for
  cash in Private Placement                500,000            500        321,500           -                -
Reduction of judgment
  paid by co-defendant                        -              -          (104,000)       104,000             -
Professional fees payable
  converted to equity                      132,754            133        223,340           -                -
Issuance of common stock
  for compensation                         522,500            523        369,945           -                -
Issuance of common stock
  for financial consulting services        301,268            301        446,080           -                -
Debt payable converted to
  equity                                   326,948            327        273,775           -                -
Issuance of warrants                          -              -            67,215           -                -
Issuance of common
  stock in connection with
  acquisition of Company                 1,000,000          1,000      1,563,151           -                -
Issuance of common stock
  to officer in
  settlement of litigation                 150,000            150        104,100
Issuance of common stock
  upon exercise of warrants, net         2,051,450          2,052      2,137,850           -                -
Issuance of common stock in
  satisfaction of judgment                 283,000            283        190,129           -                -
Payments on note from shareholder
  to fund construction                        -               -             -           120,000             -
Additional capital contribution
  from shareholder                            -               -          232,884          -                 -
Receivable from
   exercise of warrants                       -               -             -           (35,075)            -
   Net loss                                   -               -             -             -         (3,057,193)
                                       -----------     -----------   -----------    -----------    -----------



                                                              Continued
                                                                                     Notes
                                                                                     Receivable
                                                                     Additional      and Prepaid         Accum-
                                        Shares                       Paid-in         Consulting and      ulated
                                        Outstanding      Amount      Capital         Financing Cost      Deficit
                                        -----------      ------      -------         --------------      -------
BALANCE, December 31,
  1993                                  16,196,878       $ 16,197    $10,873,916      $(230,075)       $(8,335,072)

Payments on note from shareholder
    to fund construction                      -               -            -             70,000             -
 Sale of stock                              32,000             32         60,128           -                -
 Cash received from
    exercise of warrants                     -                -            -             35,075             -
 Issuance of warrants for services           -                -           33,150          -                 -
 Issuance of common stock
    upon exercise of warrants, net          50,150             50         46,276          -                 -
 Issuance of common stock
    for financial consulting
    services                                55,500             55        104,284
 Issuance of common stock
    for shareholder
    services and cash                      150,000            150        309,300           -                 -
Issuance of common stock
    for legal services                      36,000             36         67,644
Issuance of common stock
    for cash in Private Placement          360,000            360        639,767
Issuance of warrants
    in connection
    with Private Placements                                               23,125
Issuance of common stock
  for compensation                         292,593            293        251,580          -                 -
Issuance of warrants for
  shareholder services                        -              -            57,500          -                 -
Issuance of warrants for
  interest on note                            -              -             9,750          -                 -
Issuance of warrants for
  financial consulting services               -              -           110,000          -                 -
Additional capital contribution
   from shareholder                           -               -          241,975          -                 -
Provision for uncollectible
   accounts on balance of
   shareholder loan                           -              -              -           125,000              -
Prepaid consulting and
   financing cost                             -              -              -          (385,374)             -
   Net loss                                   -               -             -             -            (3,084,495)
                                       -----------     -----------   -----------    -----------       -----------


                                                              Continued

                                                                                     Notes
                                        Common Stock                                 Receivable
                                        ------------------------                     and Prepaid         Accum-
                                        Shares                       Paid-in         Consulting and      ulated
                                        Outstanding       Amount     Capital         Financing Cost      Deficit
                                        -----------       ------     -------         --------------      -------
BALANCE, December 31,
  1994                                  17,173,121        $17,173    $12,828,395      $(385,374)     $(11,419,567)
 Cash received from
    exercise of warrants                   566,279            566         73,945
 Issuance of warrants for services                                        68,500
 Issuance of common stock
    upon conversion of notes             6,328,000          6,328        768,672
 Issuance of common stock
    for cash in Private Placements       7,746,907          7,747      1,083,497
Issuance of common stock
  for debt converted to equity             467,775            468         88,991
Additional capital contribution
   from shareholder                                                      171,446
Prepaid consulting and
   financing cost                                                                       385,374
   Net loss                                                                                            (3,978,579)
                                       -----------     -----------   -----------    -----------      ------------
BALANCE, December 31,
1995                                   $32,282,082        $32,282    $15,083,446   $                 $(15,398,146)
                                       -----------     -----------   -----------    -----------      ------------
                                       -----------     -----------   -----------    -----------      ------------




















              The accompanying notes are an integral part of these
                       consolidated financial statements.


                        INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995


                                                                      For the Year Ended
                                                                          December 31,

                                                               1993           1994           1995
                                                            ----------     ----------     ----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net loss                                               $(3,057,193)   $(3,084,495)    (3,978,579)
    Adjustments to reconcile net loss to
      net cash (used in)
      operating activities:
      Research and development
        efforts contributed as capital                         200,000        200,000         30,000
      Issuance of warrants                                      67,215         58,150         68,500
      Depreciation and amortization                            306,538        795,606      1,244,954
      Abandonment of MRI system                                      -              -        964,286
      Provision for uncollectible accounts
        on balance of shareholder loan                            -           125,000              -
      Stock issued for  compensation                           370,468        251,873              -
      Stock issued for financial
        consulting and legal services                          446,381        172,019              -
      Stock issued below market price
        recorded as interest expense                            75,204           -                 -
        Decrease (increase) in:
        Accounts receivable                                     24,168        (84,322)        45,210
        Interest receivable                                    (18,992)        16,597          3,795
        Notes receivable                                        25,717         24,283         60,186
        Lease receivable                                      (141,705)        27,291         49,767
        Inventory                                               30,306         27,552         11,200
        Other                                                  (24,188)        (6,898)       (14,668)
        Increase (decrease) in:
          Due related parties
            and former shareholders                           (135,167)        (5,590)         3,865
          Professional fees and
            other payables                                    (175,065)       213,009        829,326
          Deferred revenues                                      6,448         (6,448)             -
          Unearned deposit                                      15,000           -                 -
          Income taxes payable                                    (800)           800              -
          Deferred rent                                         11,340            960         (3,840)
          Interest payable                                      59,280        (11,725)        (9,404)
                                                          ------------   ------------   ------------
          Net cash used in
            operating activities                            (1,915,045)    (1,286,338)      (695,402)
                                                          ------------   ------------   ------------



                                                              CONTINUED

                                                                        For the Year Ended
                                                                           December 31,

                                                               1993           1994           1995
                                                            ----------     ----------     ----------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Expenditures for property,
      equipment and leasehold improvements                   $(239,659)     $ (43,986)      $(22,928)
    Expenditures for patents                                   (55,017)       (61,721)       (30,071)

                                                          ------------   ------------   ------------
          Net cash used in
            investing activities                              (294,676)      (105,707)       (52,999)
                                                          ------------   ------------   ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Proceeds (repayment) - bank line of credit                                (28,000)
    Payments on notes payable                                 (205,000)          -           (50,000)
    Payments on long-term note                                 (45,313)      (287,030)      (209,887)
    Proceeds from exercise of warrants                       2,104,827         81,401         74,511
    Proceeds from loans payable                                   -            34,437         50,000
    Net proceeds from issuance
      of convertible notes                                        -           714,770            -
    Net proceeds from sale of
      common stock                                             322,000        715,287      1,091,244
    Additional capital contribution
      from shareholders                                         32,884         41,975        141,446
    Proceeds from repayment of
      shareholder loan                                            -            70,000              -
                                                          ------------   ------------   ------------
    Net cash provided by
       financing activities                                  2,181,398      1,370,840      1,097,314
                                                          ------------   ------------   ------------
NET INCREASE
 (DECREASE) IN CASH                                            (28,323)       (21,205)       348,913

CASH, beginning of period                                       74,743         46,420         25,215
                                                          ------------   ------------   ------------
CASH, end of period                                         $   46,420     $   25,215        374,128
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------





              The accompanying notes are an integral part of these
                       consolidated financial statements.

             INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1993, 1994 AND 1995

 NOTE 1. SIGNIFICANT RISK RESULTING FROM CONTINUING LOSSES


          During 1993, 1994, and 1995 consolidated revenues of Interactive Medical Technologies Ltd. and subsidiaries (collectively "the Company") were generated from the sale and royalties from the sale of fat sequesterant, the sale of colored microspheres. Beginning in July 1993, consolidated revenues include lease revenues from magnetic resonance imaging systems.

          The Company has incurred net losses of $3,057,193 and $3,084,495 for the years ended December 31, 1993 and 1994 and $3,978,579 for the year ended December 31, 1995. The continuing losses are the result of unprofitable operations, excessive litigation and defense costs resulting from the Company's previous business relationships and activities including repeated regulatory agency investigations relating to possible securities violations and false or misleading marketing claims for its dietary pructs, an imbalanced G&A expense ( excessive in light of the Company's unprofitable history), inability to successfully commercialize and market products. The accumulative effect of the continuing losses have adversely affected the liquidity of the Company, as well as the Company's ability to raise necessary future working capital.

          As of December 31, 1995, the Company had an accumulated deficit of $15,398,146 and negative working capital of $1,256,610. In addition, the Company remains subject to various business risks including but not limited to its ability to maintain vendor and supplier relationships by paying bills when due, and overcoming future and ongoing product development, distribution and marketing issues. Also the Company and certain of its previous management, officers and directors have been named in various litigation, along with the Company, resulting in the Company being the subject of various claims, counter claims, lawsuits, counter law suits, settlements and judgments, all placing a signiicant drain on the Company limited capital. The Company's significant legal costs relating to the foregoing have been paid from available funds including investment captial and has contributed significantly to the acclimated deficit with unpaid legal fees being accrued.

   MANAGEMENT'S 1996 PLAN OF OPERATIONS

       The Company has lost money since its inception. As of December 31, 1995, the Company had an accumulated deficit of $15,398,146 and negative working capital of $1,256,610. To survive, the Company has depended on capital from private investors, issuance of private party debt, and bank financing to fund operations. Historically, the Company has been able to generate funds from private placements to provide capital to help sustain operations and for growth, including approximately $965,348 received by the Company from August 1995 to December 1995, However, the accumulative effect of the continuing losses became evident in April 1995 when investors withdrew the financing commitment. Raising investment capital to fund losses will become impossible in the future. Unless the Company can reduce expenses and increase revenues It will only become more difficult in the future all which raise substantial doubt about the Company's ability to continue as a going concern.

       Beginning in May 1995, the Company's newly installed management began developing a plan intended to move the Company away from its dependence on investment capital and toward profitability. Management began by making significant cuts in the Company's operational expense, the effect of which began in June 1995, and resulted in an overall decrease of 1995 operating expenses of approximately $ 1,066,359, or 34% as compared to 1994.

     However, that in it self is only a bandaid. What is needed is an overhaul.Management developed the operational plan described below:

  OBJECTIVES OF THE PLAN

                     1. make significant and lasting reductions in general and administrative costs while centralizing administrative operations, temporarily reduce spending on all research and development programs not directed at producing immediate revenues; and,

                     2. reorganize all Company subsidiaries to operate as profit centers by cost cutting, elimination of non essential operations, and by the elimination of duplicate general and administrative costs; and,

                     3. secure existing revenue base by eliminating licensees default; and,

                     4. increase revenues from existing products;
                     and,

                     5. develop new markets for existing products;
                     and,

                     6. develop new products for existing and new markets; and,

                     7. develop strategic partners for distribution, sales and marketing, research and development, commercialization of products; and develop alternative research and development financing sources such as US Government sponcered reasearch grants; and,

                     8. develop investment banking and public relations alliances; and,

                     9. make strategic acquisitions of consumer products companies.

  RESULTS OF THE PLAN

          The plan as outlined above was implemented in stages during the latter part of 1995. The results are (1) the Company made significant and lasting reductions in G&A, temporarily halted all research and development, which it later resumed inorder to manufcature contrast microsphere for clinical testing as a result of the strategic agreement with E-Z EM; and, (2) causing the E-Z Trac subdivision to operate as a profit center; and (3) secured sequesterant licensing revenues (temporarily, KCD defaulted again and was terminated); and, (4) increased E-Z Trac and sequesterant licensing revenues (KCD is terminated); and, (5) began studying the feasibility of adapting the colored microsphere products for commercial pathology applications; and, (6) began development on a series of new products in October 1995, which the Company announced completion of first stage development of those products in March 1996; and, (7) signed an strategic agreement with E-Z EM to develop contrast microsphere for commercial applications; and, 8) applied for and received a research grant from the National Institute of Health ("NIH"); and, (9) begun developing investment banking relationships, however, no such relationship has been established to date; and (10) developed two potential consumer product companies acquisition candidates. Additionally, the Company raised approximately $965,348 from private placements from August 1995 to December 1995. As of April 10, 1996, the Company has raised $200,000 in one private placement, $150,000 of a $500,000 commitment of a second private placement with the balance to fund in May, received a third private placement commitment of $500,000 to close on April 28, 1996 with a option of a second $500,000 to fund prior to December 31, 1996. The

     Company also expects $100,000 to be funded from the National Institute of Health grant, with $750,000 more conditioned on the success of phase one.

  RESEARCH AND DEVELOPMENT COMPONENT OF MANAGEMENT'S 1996 PLAN OF OPERATIONS

          The Company spent $259,608 in 1995 as compared to $429,393 in 1994 on research and development. The decline in 1995 is the result of limited operating capital. The Company considers its research and development programs as the foundation upon which everything else is to be built and has been assigned it the highest priority, second only to generating immediate revenues. The Company intends to balance future research budgets and activities between long term diagnostic imaging programs based on the Company's colored and contrast microspheres, and less complex commercial programs which can develop more immediate revenues such as the dietary and food supplement products currently in development. During 1996, the colored and contrast microsphere programs will be funded from grants such as the NIH grant (see below), and from strategic partners such as E-Z EM (see below), and to some extent from operating funds. The dietary and food supplement programs, which are significantly less costly than the microsphere programs, will be funded from operational funds. The new product development group, which was established in October 1995, and which will grow as needed, will act as project coordinator with the responsibility of managing the Company's research and development programs, including supervising clinical studies for both food supplement and diagnostic programs, management of regulatory affairs including FDA and FTC related matters, managing and coordinating the Company's new research grant program (See Grant Programs below) in which the Company intends to apply for simultaneous grants in four potential human diagnostic imaging applications including detection of lung blood clots using CAT scanning, ultrasound contrast microspheres for detection of myocardial perfusion, oral contrast microsphere for gastrointestinal tract visualization, and an MRI contrast microsphere to replace x-ray contrast media in detecting liver, heart or brain dysfunction, all of which are applications targeted toward radiologists and other physicians doing body imaging, which is the non invasive imaging of human organs from outside the body. The research team is also project coordinator for off site programs such as the current contrast microsphere pre clinical program being conducted Dartmouth Hitch-cock Medical Center, and the University of Massachusetts Medical Center with E-Z EM, the Company's contrast microsphere strategic partner.

  GRANT PROGRAM

          The US government sponsors a number of programs intended to give promising technologies and companies a competitive chance to get their products or applications through the government regulatory process. Such programs are extremely valuable to small companies. The Company's 1996 research and development program includes applying for grants in four potential human diagnostic imaging applications which include, detection of lung blood clots using CAT scanning, ultrasound contrast microspheres for detection of myocardial perfusion, oral contrast microsphere for gastrointestinal tract visualization, and an MRI contrast microsphere to replace x-ray contrast media in detecting liver, heart or brain dysfunction, all of which are applications targeted toward radiologists and other physicians doing body imaging, which is the non invasive imaging of human organs from outside the body. The Company also intends to apply for grants actual FDA clinical studies of pulmonary emboli application of contrast microspheres. The Company's product development unit will coordinate submission of applications, assignment of principle investigators, and manage the individual programs from through the clinical study.

          While the Company believes that the plan as described above is working to a large extent, and the Company believes that it is on schedule to release new products during 1996, there can be no assurance that the Company's plan will be successful, or that the failure of one or more components of the plan will not result in the Company's overall failure to execute the plan.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BUSINESS AND BASIS OF PRESENTATION

          Interactive Medical Technologies Ltd. (formerly Interactive Principles Ltd.) (Interactive or the Company) was incorporated under the laws of Delaware on June 2, 1986. Until it merged with See/Shell Biotechnology, Inc. (See/Shell or S/S), it had no significant operations.

          See/Shell was incorporated on August 17, 1987 and designs, develops and markets certain types of biologic systems. The Company was inactive until January 1, 1988. See/Shell has been a multifaceted food supplement, clinical testing, diagnostic reagent and drug company. See/Shell's primary efforts have been directed towards the development of its products.

          The consolidated financial statements include the activity of See/Shell and its subsidiary E-Z Trac, Inc. consolidated with Interactive Medical Technologies Ltd. from January 17, 1990 when Interactive and See/Shell merged as well as the Company's subsidiary Effective Health, from it's inception in May 1990. The merger is reflected as a recapitalization of See/Shell and the issuance of stock for cash for See/Shell. Effective June 30, 1993, the Company acquired Venus Management, Inc. which has been included in the consolidated financial statements since that date.

          All significant inter-company accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of the assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period.

   REVENUE RECOGNITION - PRODUCTS AND SERVICES

          The Company markets its products and technology through distributors, license agreements and Company personnel. Revenue from products is recognized upon shipment and revenue from services is recognized when the service has been performed. Revenue from products and services is comprised of the following:





                                     For the Years Ended Decvember 31,
                                      1993         1994         1995
                                      ----         ----         ----
 Sales of Microspheres and
 laboratory services                $263,361     $210,815     $246,692
 Saless of Flow Cytomter             $35,000
 Sales of fat Sequesterant$         $142,939      $3,645
 Licensing fees and royalties
 fat sequesterant                                $504,181     $618,788
                                    --------     --------     --------

                                    $441,300     $718,641     $865,480
                                    --------     --------     --------
                                    --------     --------     --------


          For the year ended December 31, 1993, three customers each accounted for over 10% of Company revenues from products and services. Revenues from each of these customers accounted for 19, 15 and 11% for the year ended December 31, 1993.

          The Company's largest customer in 1993 (19% of revenues from products and services) has ceased its operations as a result of recent FTC regulatory action unrelated to the Company's products. Related receivables have been written off in 1993.

     For the years ended December 31, 1994 and 1995, one customer accounted for over 10% of Company revenues from products and services. Revenues from this customer accounted for 70% in 1994 and 70% in 1995.

          Foreign revenues were approximately 14, 5, and 7% of revenues from products and services for the years ended December 31, 1993, 1994 and 1995. Foreign revenues of 7, 3 and 5% of revenues from products and services were from Japan for the years ended December 31, 1993, 1994, and 1995. During the year ended December 31, 1993, 7% of revenues from products and services were from Australia, Canada, England and Poland. During the year ended December 31, 1994, 2% of revenues from products and services were from Australia, Canada, England and Poland. During the year ended December 31, 1995, 2% of revenues from products and services were from Canada, New Zealand, Australia and Europe.

   REVENUE RECOGNITION - LEASE OPERATIONS

          Revenues from lease operations which commenced on June 30, 1993 are recognized when earned and were $227,558 for the year ended December 31, 1993, $687,459 for the year ended December 31, 1994 (Note 3) and $319,072 for the year ended December 31, 1995.

   INVENTORY

          Inventory consists of automated counting machines and components and fat sequesterant product (finished goods). All are stated at the lower of cost (first-in, first-out) or net realizable value. There was no inventory as of December 31, 1995.

   DEPRECIATION AND AMORTIZATION

          Depreciation is provided principally through the use of the straight-line method over the estimated useful lives of the assets (primarily three to five years for office equipment). Magnetic resonance imaging systems are depreciated over seven years, once placed in service or commencement of lease payments whichever occurs first. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the asset life or the life of the respective lease.

          The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations.

   CAPITALIZED PATENT COSTS

          The Company capitalizes cost of perfecting patent rights for certain products. Amortization of capitalized patent cost is provided on a straight-line basis over 17 years or the average remaining life of the patent

   INCOME TAXES

          No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through December 31, 1995 the Company incurred net operating losses for tax purposes of approximately $14,000,000 and approximately $15,398,000 for accounting purposes. Differences between accounting and tax losses consist primarily of differences in the accounting and tax treatment of depreciation, allowance for doubtful accounts and research and development expenses. The net operating loss carryforward may be used to reduce taxable income through the year 2008.

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

   LOSS PER SHARE

          Loss per share is based upon weighted average number of common shares outstanding during the periods. Common share equivalents are not considered as they would be anti-dilutive.

NOTE 3.   CAPITAL TRANSACTIONS AND LONG TERM DEBT

          The Company currently has public warrants outstanding as follows:
     242,050 "B" warrants at $0.30 per share, 508,950 "C" warrants at $0.40 per share, and 710,000 "D" warrants at $0.50 per share. From January 1, 1993 through December 31, 1995, 2,095,100 public warrants were exercised at $2,210,965 less transfer agent fees of $24,800. As of December 31, 1995, 1,461,000 publicly traded warrants may potentially be exercised, which would generate approximately $631,195 additional gross proceeds if all of such warrants are exercised. These warrants, are scheduled to expire June 30, 1996.

          Exercise of the extended warrants is subject to an effective registration statement with the Securities and Exchange Commission. Each class of the extended warrants also will be redeemable at any time by the Company (either separately or collectively) upon 30 days prior notice to the warrant holders by the Company at $.01 for each un-exercised warrant. Each warrant entitles the holder thereof the right to purchase one share of the Company's common stock. In addition, there were other privately held warrants outstanding as of December 31, 1995, to purchase a total of 14,151,889 shares of the Company's common stock at purchase prices per share ranging from $.10 to $4.00.

          In February 1993, the Company issued 283,000 restricted shares to Francis Pizzulli in satisfaction of an obligation towards a settlement judgment (Note 4).

          In February 1993, the Company issued 550,000 shares to Irwin Elson in satisfaction of $200,000 of debt. This transaction was rescinded in April 1993 at which time the debt was converted to 263,000 restricted shares and warrants to purchase 287,000 shares at $3.50 per share over a five-year period. In addition, the Company entered into a consulting agreement with Irwin Elson for a total consideration of $60,000.

          In February 1993, the Company hired a new President/CEO. In connection with his employment agreement, he was granted 150,000 restricted shares as a signing bonus. During the first quarter of fiscal 1993, the shares were issued and $104,250 was recorded as compensation. In the first quarter of 1993, 50,000 additional restricted shares were issued as performance compensation and $34,750 was recorded as compensation expense (Note 4).

          In March 1993, the Company issued 101,268 restricted shares to an unaffiliated third party for financial consulting services and recorded $70,381 as consulting fees.

          In March 1993, the Company issued a total of 500,000 restricted shares to Egger & Co., Gerlach & Co. and Rush & Co., European investment funds, for $350,000. The funds were used for operating capital and construction costs. In connection with obtaining these funds the Company also paid an 8 percent commission to an unaffiliated party.

          In April 1993, the Company issued 312,500 restricted shares to an officer in connection with his employment agreement and recorded $217,188 as compensation in satisfaction of amounts due in the first quarter of 1993 (Note 4).

          In May 1993, Dr. Shell applied $44,064 of consulting fees due him from the Company and executed a $60,186 promissory note to the Company representing the value of 150,000 restricted shares of the Company's common stock issued to the Kavanagh estate on his behalf in connection with the settlement of certain litigation in which he was a defendant. The terms of the note provided for interest at the rate of 6% per annum, or the maximum rate permitted by law, whichever is lower, on the unpaid principal balance of such note, with all unpaid principal and interest due and payable on May 24, 1994. As of December 31, 1995, the balance of principal and interest of this note was $20,478 and the Company has recorded a provision for doubtful accounts for that amount. The Company and Dr. Shell currently are negotiating the terms of his termination and repayment of the balance of this note.

          In June 1993, 10,000 restricted shares were issued by the Company to an unaffiliated third party for consulting services and the Company recorded $14,280 as compensation expense.

          In June 1993, the Company issued 57,754 restricted shares in exchange for the settlement of $34,639 of accrued payables for professional fees. The difference between fair market value of the shares on the date of issuance and value of the debt extinguished of $47,834 was recorded as interest expense.

          In June 1993, the Company issued 63,948 restricted shares in exchange for the settlement of $50,000 in notes payable plus accrued interest of $13,948. The difference between fair market value of the shares on the date of issuance and the debt extinguished of $27,370 was recorded as additional interest expense.

          In September 1993, the Company issued 75,000 restricted shares in exchange for the settlement of $141,000 of accrued payables for professional fees.

          In October 1993, the Company issued 200,000 warrants to purchase shares at $2.75 per share over a five-year period and 100,000 warrants to purchase shares at $3.00 per share over a five-year period in exchange for financial advisory services and recorded as the value of the warrants, $25,000 as consulting fees. These warrants contain certain anti-dilute provisions and registration rights.

          In December 1993, the Company issued 200,000 restricted shares and 50,000 warrants to purchase restricted shares at $1.88 per share over a three-year period to unaffiliated third parties for financial consulting services and recorded as consulting fees $376,000 as the value of the shares and $25,000 as the value of the warrants.

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

          These warrants were exercised in December 1994.In November 1994, the Company issued 4,000 warrants to purchase restricted shares at $.01 per share over a three year period to unaffiliated third parties for consideration of extension of a short-term promissory note. The Company recorded $6,000 as the value of the warrants as interest expense. These warrants were exercised in Dec 1994.

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

          In November 1995, $775,000 of these notes were converted into 6,328,000 shares of common stock, $50,000 of these notes were repaid and the balance of $75,000 of these notes were extended to April 1996 under the original terms and conditions.

          In November 1994, the Company concluded agreements under which Raifinanz AG, Zurich, Switzerland ("RAI"), will assist the Company in securing strategic partnering agreements for its products and technologies and will provide financial advisory services to the Company. This agreement was terminated in November 1995. In connection with these agree-ments, the Company issued 500,000 warrants to purchase shares issued under Regulation S over a three-year period as follows:

       Number of    Exercise            Vesting
       Warrants     Price               Date           Value
       -------      ----------          ----           ---------
       100,000      $   .01             Nov 94         $  90,000
       100,000      $   .86             Nov 94         $   5,000
       150,000      $  2.00             Nov 94         $   7,000
       150,000      $Mkt Price          25,000
                    @Vesting            Per Month
                                        Starting 11/94
       --------                                        --------
       5000,000                                        $110,000
       --------                                        --------
          The value of these warrants of $110,000 was recorded as prepaid financing cost as an offset to equity. 100,000 of these warrants were exercised in January 1995.

          In December 1994, the Company issued 242,593 restricted shares to an officer in connection with his employment agreement and recorded $208,630 as compensation in satisfaction of amounts due in the first quarter of 1994 (Note 4).

          In December 1994, the Company issued 300,000 warrants to an unaffiliated third party in consideration for financial advisory services to be provided over a two year period as follows:

       Number of                        Exercise       Vesting
       Warrants     Price               Date           Value
       -------      ----------          ----           ---------
        50,000      $   .01             Dec 1994       $  45,000
       150,000      $  1.00             Dec 1994       $    7,500
        50,000      $  1.50             Jun  1995      $    2,500
        50,000      $  2.00             Dec 1995       $    2,500
       -------                                         ----------
       300,000                                         $   57,500
       -------                                         ----------

          The warrants have a term of three years from vesting date and contain registration rights. The Company recorded $57,500 as the value of the warrants, as prepaid consulting fees as an offset to equity. In February, 1995, these warrants were modified as follows:

     Number of      Exercise            Vesting
     Warrants       Price               Date           Value
       -------      ----------          ----           --------
       150,000      $   .01             Feb  95        $118,500
        50,000      $   .75             Feb  95        $  2,500
        50,000      $  1.00             Aug 95         $  2,500
        50,000      $  1.50             Feb  96        $  2,500
       -------                                         --------
       300,000                                         $126,000
       -------                                         --------

          The Company recorded an additional $68,500 as the value of the modification of the warrants, as prepaid consulting fees as an offset to equity. 150,000 of these warrants were exercised in April 1995. Effective as of May 15, 1995, these services were terminated, the remaining 150,000 warrants were canceled and the remaining balance of prepaid consulting fees was written off.

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

          In May 1995, the Company authorized issuance of 5,200,000 warrants (of which 1,560,000 immediately vested) to purchase restricted shares at prices ranging from $.30 to $.50 per share, vesting over a 24-month period, to
     current officers and directors.   In January 1996, 3,950,000 of these
     warrants were canceled and an additional 8,000,000 warrants were issued at $0.15 per share which vest in June 1996 and contain registration rights.

     In June 1995, the Company issued 500,000 warrants to purchase restricted shares at $0.50 in connection with private placements of Company securities.

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

          In August 1995, the Company completed a private placement of 10% convertible subordinated notes to foreign investors in the aggregate amount of $300,000 which were due to mature on December 31, 1995. In order to fulfill the Company's obligation to deliver shares of the Company's common stock upon conversion of the notes, an aggregate of 2,000,000 shares were issued under Regulation S and were being held in escrow. During September 1995, $100,000 of these notes were converted into 549,448 shares of Company common stock. In October 1995, an additional $200,000 of these notes were converted into 1,716,736 shares of Company common stock.

          In October 1995, the Company entered into a third party advisory and consulting agreement, effective as of May 1995. In consideration of the consulting services to be provided by consultant to the Company under this agreement, and for services previously rendered to the Company, the Company issued to consultant an aggregate of 1,000,000 warrants, which shall become exercisable as follows: 600,000 warrants shall be immediately exercisable; an additional 50,000 warrants shall become exercisable every three months from the date of this agreement until the second anniversary of the date of this agreement. Each warrant shall be exercisable to purchase one share of common stock of the Company at a purchase price of $0.35 per share. Each warrant shall be exercisable for a period of two years from the date of issue. These warrants contain demand registration rights. In January 1996, the exercise price of these warrants was modified to $0.15.

          In October and November 1995, the Company issued 328,886 restricted shares in exchange for settlement of $64,458 of accrued payables and professional fees.

          In November 1995, the Company completed a private placement of its securities to foreign investors in an offering under Regulation S in which it raised proceeds of approximately $525,000 and issued 4,200,000 shares of restricted stock.

          In November 1995, the Company issued 50,000 warrants to purchase restricted shares at $0.30 per share in lieu of compensation, to a consultant. These warrants contain registration rights. In connection with a $150,000 debt offering in 1991 (which was re-paid in March 1993), the Company had outstanding 150,000 basic warrants and 150,000 incentive warrants all exercisable at $1.00 per share. The lenders subsequently extended the original repayment schedule to March 1993 at the request of the Company, in exchange for which exercise prices were modified to range from $.30 to $1.00 per share and each of the outstanding basic and incentive warrant agreements were increased to 225,000 warrants.

     The basic warrants expire on the later of December 31, 1995 or 12 months after the effective date of the registration of stock underlying the warrants. The incentive warrants expire 90 days after the effective date of the registration of stock underlying the warrants. If all such underlying stock is registered and the warrants subsequently exercised, additional gross proceeds of approximately $310,000 would be available to the Company. Exercise of the basic and incentive warrants is subject to an effective registration statement with the Securities and Exchange Commission. The basic and incentive warrants contain certain anti-dilute provisions.

          Pursuant to an Exchange of Stock Agreement and Plan of Reorganization dated as of May 6, 1993, effective on June 30, 1993, the Company acquired all of the outstanding capital stock of Venus Management, Inc. ("VMI") from Associated Funding, Inc. and Diagnostics Resource Funding, Inc. (the then sole stockholders of VMI) for an aggregate consideration of 1,000,000 restricted Company shares. The assets of VMI consist of two magnetic resonance imaging (MRI) systems (the "Units"). (See Commitments and Contingencies - Litigation Below )

          One of the Company's two magnetic resonance imaging (MRI) systems (the "Units") currently is installed in a mobile van at an operating site in Jefferson Valley, New York and has been in use since September 1992 and is leased to Tri-County Mobil MRI, L.P. ("Tri-County"), whose general partner is Diagnostics Resource Funding. This lease provides for monthly payments of $37,926 to Venus Management, Inc. ("VMI") through August 1999 and $68,589 in September 1999 (with such payments being guaranteed by Medical Funding of America, Inc., "MFA"), and VMI is required to make monthly installment payments (which includes interest at 10.5% per annum on the unpaid principal balance) for the first Unit to a third party finance company of $32,360 through August 1999 and $68,589 in September 1999. As of December 31, 1995, the balance of this debt aggregated $1,284,724 (including interest currently due of $21,609) of which $339,780 is due within the next twelve months. This lease provides for a purchase option at the expiration of the initial term of such lease equal to the then fair market value of the first Unit.

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

          As of March 15, 1996, Tri-County was delinquent in making the December 1995, January and February 1996 lease payments and MFA and VMI failed to make these payments under their guarantee to the finance company which has issued a notice of default.

          The second of the two Units was never placed in service. MFA had leased the second Unit from VMI under a five-year lease. The payments under this lease were to commence as of January 27, 1994. No payments were ever made under this lease. The lease provided for monthly payments of $30,030. Although VMI has commenced litigation against MFA for payment of delinquent lease payments, there can be no assurance that MFA will be able to make any of those required lease payments to VMI.

          Receivables of $270,270 related to a portion of these lease payments were written off during 1994 and none were accrued for 1995 (Note 4). Depreciation on the second Unit commenced during the first quarter of 1994. This lease provides for a purchase option at the expiration of the initial term of such lease equal to the then fair market value of the second Unit, but not to exceed fifteen percent (15%) of the original capitalized cost ($1,350,000), payable during the year following the expiration of the initial term of such lease in twelve equal monthly payments.

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

          It is the Company's position that MFA had no authority to secure the foregoing loan with VMI's MRI unit since the loan was made solely for the benefit of MFA, the lien was placed on the MRI unit without VMI's knowledge or consent, and none of the loan proceeds were received by VMI or the
     Company.   In the event J&J Finance prevails in its assertion that it was entitled to foreclose upon and retain the MRI unit and any proceeds from the sale of that unit, VMI and the Company intend to assert their rights against MFA for fraudulently pledging the MRI unit to J&J Finance. Although the Company believes VMI is entitled to recover the MRI unit from J&J Finance and that VMI should prevail in its claims against MFA should J&J Finance be permitted to retain the MRI unit, there can be no assurance that VMI will prevail against either party or that VMI will be able to collect any judgment that it may obtain against MFA. In December 1995, the Company elected to write-off the remaining net book value of $964,286 for this MRI unit.

          In October 1995, the shareholders of the Company approved amendments to the Company's certificate of Incorporation to provide for: (i) a reverse stock split of not less than one for every four, nor more than one for every eight shares of the Company's, with the specific exchange ratio to be determined by the Board of Directors; (ii) an increase in the number of authorized shares of common stock from 25,000,000 to 50,000,000.

NOTE 4.   COMMITMENTS AND CONTINGENCIES

  LITIGATION - LEGAL PROCEEDINGS

     SEC PROCEEDINGS

          In 1990, the Securities and Exchange Commission's New York Regional and Enforcement staff commenced an inquiry into possible securities violations of the registration, anti-fraud, notice and reporting provisions under various provisions of the federal securities laws that may have occurred between July 1989 through January 1990 resulting from the actions of the Company and certain members of its management during that period. As part of a settlement agreement, the Company, Dr. William Shell, and Philip Dascher, the Company's former President, neither admitted nor denied any violations, and without any findings of fact consented in August 1992 to the entry of a judgment for a permanent injunction enjoining them from violations of various provisions of the federal securities laws. The settlement included a rescission offer that was made by the Company to 17 individuals who had previously exercised warrants to purchase the Company's common stock at a time when a current registration statement was not in effect. None of the individuals, however, elected to exercise this right of rescission.

     SEC AND SHAREHOLDER PROCEEDINGS RELATING TO MATTERS DIRECTLY BY EFFECTED BY OR ARRANGED BY CLARK M. HOLCOMB

          In July 1993, based on a concern the Company formed an independent committee of its Board of Directors who's purpose was to determine whether certain prior private placements of the Company's securities complied with all of the registration requirements of federal and state securities laws. In certain prior private placements of the Company's shares, a total of approximately 2,506,982 shares of the Company's Common Stock was issued to a small number of individuals. Those issuance's were structured in reliance upon the advice of the Company's then securities counsel, and the Company believes that these issuance's, standing alone, would have qualified for exemptions from registration under federal and state securities laws. However, certain subsequent resale's of these shares, commencing in June 1992, by the original purchasers or their transferees to a total of approximately 330 investors raised an issue as to whether a technical distribution occurred that might have required either the original issuance's or the resale's to have been registered. All of the foregoing resale's were either directly effected or arranged for by Clark
     M. Holcomb.

          In October 1993, the Company filed a registration statement with the SEC to register all of the foregoing 2,506,982 shares with the SEC. However, even if the registration statement becomes effective so as to permit public resale's by the holders of the shares involved in the transactions described above, these holders could have a right of rescis-sion to recover the purchase price they paid for their shares plus interest from the date of purchase against the persons from whom they acquired the shares.

          The Company believes (based in part upon the opinion of its current special securities counsel) that these holders do not have a valid and enforceable right to such rescission. However, subject to any applicable statutes of limitation that might bar such future claims, these shareholders could assert such claims, and the Company has not set aside any reserves to fund any potential liabilities that it might incur in connection with any such future potential claims, which could be material. Should the Company incur any such liabilities, it might seek indemnification or contribution for such liabilities from Mr. Holcomb, or other third parties.

          In October 1995, the staff of the SEC advised the Company that it was considering recommending that the SEC file a civil injunctive action against the Company and Dr. William Shell for alleged violations of the registration provisions of the federal securities laws. The alleged violations appear to relate to the sale by the Company of unregistered shares of its common stock which involved a series of resale's of these shares that were either directly effected or were arranged for by Clark M. Holcomb. These transactions have been the subject of an SEC investigation previously disclosed by the Company.

          In April 1994, Rod Sherman and Computer Buddy sued Clark M. Holcomb and the Company in Superior Court for the County of Los Angeles for breach of an alleged oral contract pursuant to which Holcomb and the Company were to pay Sherman a finder's fee for all shares of the Company's stock sold to third parties introduced by Sherman to Holcomb or the Company of which Sherman alleges that $58,000 remains owing to him. Sherman is seeking this amount in his lawsuit although the Company believes that it has no obligation or liability to Sherman in connection with this matter. A trial date has currently been scheduled for May 1996. The Company denies the allegations and intends to vigorously contest the matter.

          In March 1995, Donald Seidel sued Clark M. Holcomb, Dr. Shell, George Berger and the Company in the Superior Court for the County of Los Angeles, which was served on the Company in May 1995. This action alleges breach of contract, fraud, non-payment for services, conspiracy to defraud, unjust enrichment and conversion. Plaintiff is seeking general and compensatory damages of at least $692,000 and special and consequential damages of not less than $170,000, together with exemplary and punitive damages. It is alleged that the Company conspired to defraud plaintiff of his shares of Company stock and deprive him of payment for services. The Company denies these allegations and intends to vigorously contest the matter.

          In April 1995, Richard Willman and Nancy Holling sued Clark M. Holcomb, KCD Incorporated, Dr. Shell and the Company in Superior Court for the County of Ventura for rescission, breach of contract, breach of fiduciary duty, fraud, negligent misrepresentation, constructive trust and negligence all regarding the sales in July 1993 and September 1993 by Holcomb to Holling and Wilman of Company stock. Willman and Holling allege general damages of $107,250 and $4,275 respectively plus interest, as well as punitive damages in an amount to be proven at time of trial. In July 1995, the Company executed a Settlement Agreement with Nancy Holling. There was no money demanded and none paid in connection with this settlement. The Company believes it has no obligation to Willman or Holling in connection with this matter. The Company denies the allegations and intends to contest the matter. A trial date was scheduled for April 1996 with respect to Wilman, .however, in a mandatory settlement conference in March 1996, Clark M. Holcomb and the Company entered into a settlement with Willman, in which Holcomb agreed to pay Willman $100,000 in cash and to deliver to Willman 50,000 shares of restricted KCD common stock. In addition, Holcomb had previously delivered to Willman 40,000 shares of the Company's common stock which Willman will be permitted to retain as part of the settlement. The Company agreed to pay $5,000 in full settlement of this claim rather than go through the expense and time required to defend the action in trial. In July 1995, the Company executed a Settlement Agreement with Nancy Holling. There was no money demanded and none paid in connection with this settlement. The Company believes it has no obligation to Wilman or Holling in connection with this matter.

          In April 1995, David Eastman filed a complaint in the Superior Court of the County of Orange, California against Clark M. Holcomb, Anita Kavanagh, Dr. Shell and the Company. This action alleges fraud, negligent misrepresentation, rescission and restitution, securities fraud and conspiracy to defraud.

     This action was served on Dr. Shell and the Company in July 1995. The only allegations of wrong doing are directed at Holcomb and Holcomb is alleged to have been acting as an agent of the other defendants. It is alleged that Holcomb represented that although the shares purchased by the plaintiff contained a legend, they would be free trading in sixty to ninety days. It is also alleged that Holcomb misrepresented the financial condition of the Company. The complaint seeks damages in the amount of $200,000 as well as unspecified punitive damages. The Company and Dr. Shell deny that Holcomb was their agent. A trial date has currently been scheduled for May 1996. The Company denies the allegations and intends to vigorously contest the matter. In February 1996, Eastman obtained a default judgment against Holcomb in the amount of $200,000 in compensatory damages and $50,000 in punitive damages.

          In February 1996, the Rudolf Steiner Research Foundation filed a complaint in the United States District Court for the Central District of California against Clark M. Holcomb, Lawrence Gibson, Murray Bettingen, Bettingen, Inc., and the Company. This action alleges civil RICO, violation of the Securities Act of 1933, violation of California Corporation Code, fraud, deceit and intentional misrepresentation, negligent misrepresenta-tion, conversion, constructive trust and breach of contract. The complaint seeks damages of $201,333, rescission, punitive and exemplary damages. The Company believes it has no obligation to the Rudolf Steiner Research Foundation in connection with the matter. The Company denies the allegations and intends to vigorously contest the matter.

          The Company is negotiating with the SEC regarding a potential settlement of any SEC claims against the Company with respect to the above transactions. The Company anticipates that the settlement would require the Company to consent to a permanent injunction, without admitting or denying any liability, that would bar the Company from and future violations of the registration requirements of the federal securities laws. The Company be-lieves that such a settlement would not have a materially adverse effect on the Company or its operations. However, there can be no assurance that a
     settlement as described above    ( or a settlement with any other terms )
     will ultimately be reached with the SEC. The Company and Dr. Shell are subject to a 1992 permanent injunction enjoining them from violating the federal securities laws.

     PROCEEDINGS RELATED TO LICENSING AGREEMENTS, MANUFACTURING AGREEMENTS, ROYALTY AGREEMENTS, AND PATENT INFRINGEMENTS

          In September 1993, Dr. Shell commenced an action against Dynamic Products, Inc. ("Dynamic"), D&F Industries ("D&F") in his capacity as a 25% shareholder of FATCO in the Orange County Superior Court of the State of California seeking damages from these parties for their alleged breach of contract and misappropriation of certain trade secrets of FATCO and the Company relating to the first generation fat sequesterant product. Dr. Shell has asserted in this action that Dynamic has sold the first generation fat sequesterant product to Herbalife for resale in the United States without the required payment of royalties to FATCO (which is obligated to pay Dr. Shell 25% of its royalty income, which Dr. Shell then contributes to the Company) based on those sales.

          In October 1994, Dr. Shell filed a related lawsuit against FATCO in the same court seeking the termination of a 1987 agreement between FATCO and Shell licensing certain fat sequesterant technology of Dr. Shell to FATCO based upon failure of FATCO to fully exploit the transferred technology for the benefit of Shell, failure to fully exploit the products, knowingly permitting sales of products made utilizing the technology transferred to continue even though no royalties were being paid on those sales, refusing to pursue legal action to collect the unpaid royalties and stopping the unauthorized sales, and by entering into a renewal of an agreement with a distributor on the same unfavorable terms which previously existed and which diverted moneys which should have been paid to FATCO to other entities owned and controlled by some of the shareholders and members of the Board of Directors of FATCO. FATCO has filed a cross-complaint in this action against Shell alleging breach of the licensing agreement between Shell and FATCO.

          In January 1996, FATCO filed a First Amended Cross-Complaint alleging causes of action against Dr. Shell, the Company, EHI and KCD for Breach of Contract, Breach of Fiduciary Duty, Interference with Prospective Economic Advantage, Misappropriation of Trade Secrets, Conversion, Constructive Trust, Accounting and Permanent Injunction. Each of these causes of action relate to the action of the Company in entering into the License Agreement with KCD. The Company has filed an answer denying all of the allegations contained in the Cross-Complaint and intend to fully defend this matter. The basis of this cross complaint appears to pertain to the license agreement between EHI and KCD, Inc., which as of March 1, 1996 was canceled as a result of KCD's failure to make royalty payments to the Company. (See
     Item 4. Legal Proceedings, below).

          In March 1994, the Company and S/S sued Herbalife (settled with respect to Herbalife) and D&F in Superior Court for the County of Orange, California for fraud, breach of contract and conspiracy to misappropriate trade secrets. The Company alleges in this lawsuit that S/S provided certain confidential information and trade secrets to D&F, which misappropriated this information to manufacture an advanced fat sequesterant product. The Company is seeking in this lawsuit injunctive relief and damages in an unspecified amount from defendants. This matter has been consolidated for trial with the action against Dynamic Products, Inc. and the action against the officers and Directors of Dynamic Products, Inc. and D&F Industries, Inc.

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

          In March 1996, the Company, on behalf of its subsidiary EHI, filed an action against KCD in Los Angeles County Superior Court. This action alleges causes of action against KCD for Breach of the Amended License, Declaratory Relief and Permanent Injunction. The action is based upon the failure of KCD to pay the royalties due pursuant to the contract and their use of advertising claims in connection with the sale of the licensed products which were in excess of those which the Company authorized KCD to make (See April 8, 1996 KCD Cross Complaint). On April 8, 1996, KCD filed a cross complaint against the Company, Effective Health, William Shell and William Pelzer alleging causes of action for Breach of Contract, Breach of Implied Conversion, Rescission, Good Faith and Fair Dealing, Negligence, Intentional Misrepresentation, Accounting and Constructive. The Company denies all of the claims and intends to fully defend this cross complaint.

          In August 1995, the Company, Dr. Jackie See and Francis Pizzulli entered into preliminary settlement agreements regarding the pending arbitration proceedings before the Judicial Arbitration and Mediation Service, Inc., in Santa Monica, California. Subsequently, the Company, Dr. Jackie See and Francis Pizzulli entered into a formal settlement agreement relating to the above arbitration proceedings, Both See and Pizzulli had initiated arbitration proceedings relating to the payment of royalty's pursuant to the existing Royalty Agreements between the Company and See. See had previously transferred a 50% interest in his Royalty Agreements with the Company to Pizzulli.

          With respect to the formal settlement of the Royalty issues with See, the Company has agreed to: ( 1 ) Pay See, beginning in July 1995 a total of 1-1/2% of the Company's net sales of products and 10% of the Company's receipt of royalties from the Company's licensees under certain patents owned by the Company covering colored microspheres, contrast microspheres and fat sequestration products; and, ( 2 ) pay See, over time, the sum of $32,417 which represents past due royalties for the period up to June 30, 1995; and, ( 3 ) pay See, over time, the sum of $33,062 which represents the award of attorney fees and costs to See in connection with the arbitration; and, ( 4 ) pay See, over time, the sum of $65,731 of which $35,227 is subject to adjustment based upon an accounting and $30,504 of which was conditioned upon receipt of royalties from the Company's sequesterant licensee; and, ( 5 ) transfer 10,000 restricted shares of KCD common stock to See.

          With respect to the formal settlement of the Royalty issues executed in January 1996 with Pizzulli, the Company has agreed to ( 1 ) pay Pizzulli, starting in July 1995 a total of 1-1/2% of the net sales of the Company's products and 20% of the Company's receipt of royalties from the Company's licensees under certain patents owned by the Company covering colored microspheres, contrast microspheres and fat sequestration products; and, ( 2 ) pay Pizzulli over time the sum of $93, 542 which represents the award of attorneys fees and costs to Pizzulli in connection with the arbitration; and, ( 3 ) pay Pizzulli over time the sum of $ 13, 787 which represents past due royalties or the period up to June 30, 1995; and, ( 4 ) pay Pizzulli over time the sum of $72, 244 of which $37,177 is subject to adjustment based upon an accounting and $ 35,067 of which was conditioned upon receipt of royalties from the Company's licensee; and, (5) transfer 15,000 restricted shares of KCD common stock to Pizzulli.

          Pizzulli, in addition to the arbitration pertaining to royalty issues initiated a arbitration proceeding pertaining to the timing of the sale of his restricted shares of the Company's stock. A formal settlement of the claim was entered into in January 1996. With respect to the formal settlement the Company agreed to (1) pay Pizzulli the sum of $25,000 on the execution of the agreement; and, ( 2 ) pay Pizzulli the additional sum of $75,000 on or before March 1, 1996; and, ( 3 ) pay Pizzulli, subject to certain adjustments, the additional sum of $100,000 on or before March 1, 1997; and, ( 4 ) assign to Pizzulli all of the Company's interest in and to the Promissory Note dated May 13, 1993 in the face amount of $ 265,000 payable to the Company by Clark M. Holcomb; and, ( 5 ) transfer to Pizzulli 75,000 restricted shares of KCD common stock; and, ( 6 ) transfer to Pizzulli 70,000 free trading shares of the Company's common stock; and, ( 7 ) transfer to Pizzulli 300,000 shares of the Company's restricted common stock. In addition the Company has agreed to file FORM S-3, or other forms as may be appropriate to register the shares of the Company's common stock being transferred to Pizzulli. There are also provisions in the settlement which would require the Company to issue additional shares of its restricted common stock to Pizzulli in the event that either the registration of the 300,000 restricted shares is unreasonably delayed and/or the price of the Company' common stock does not reach a specified price within an eight month period of filing the of FORM S-3.

     PROCEEDINGS RELATED TO MRI LEASE OPERATIONS

          In August 1994, VMI sued MFA in Supreme Court for the County of New York, New York, for breach of contract and accounts due. VMI alleges in this lawsuit that MFA breached an equipment lease agreement for VMI's second MRI unit, the Resonex Machine, by failure to make lease payments due January 27, 1994, and thereafter in the sum of $210,210 as well as interest thereon. VMI is seeking in this lawsuit a judgment against MFA in the sum of $210,210 plus interest thereon with costs, attorney's fees and disbursements and other relief. VMI will also seek a judgment for all unpaid lease payments subsequent to August 1994 which total an additional $510,510 through December 31, 1995. However, the Company has not been successful in serving the notice on MFA principles including Jerald Brauzer, nor has a trail date been set.

          In April, 1995, Johnson & Johnson Finance Corp. ("J&J Finance") brought an action against MFA and VMI in connection with a loan made by J&J Finance to MFA that was secured by a lien granted by MFA on the Resonex MRI unit which at the time was owned by VMI. After MFA defaulted on the foregoing loan, J&J Finance, in June 1995, obtained a writ of attachment on the Resonex MRI unit and has taken physical possession of that unit. The Company's position is MFA had no authority to secure the foregoing loan with VMI's MRI unit since the loan was made solely for the benefit of MFA, the lien was placed on the MRI unit without VMI's knowledge or consent, and none of the loan proceeds were received by VMI or the Company. VMI, and the Company are in settlement discussions with J&J that would require the Company and VMI to forfeit their interest in the MRI unit in exchange for J&J releasing VMI and the Company from any damages. Although the Company believes VMI is entitled to recover the MRI unit from J&J Finance and that VMI should prevail in its claims against MFA should J&J Finance. There can be no assurance that VMI will prevail against either party or that VMI will be able to collect any judgment that it may obtain against MFA. The Company also recently learned that the current fair market value of the Resonex MRI unit is substantially below previous estimates and as such may not be worth the cost of continuing litigation. As a result of all the foregoing the Company has written off the net book value of the second unit of $964,286 as of December 31, 1995.

     FEDERAL TRADE COMMISSION PROCEEDINGS

          The Seattle Regional Office of the Federal Trade Commission has advised the Company that the staff believes that the Company's fat sequesterant product, which was marketed by KCD licensee under the name "SeQuester," has been improperly represented in advertising claims, and that the sequesterant product, when previously marketed by the Company under the name "Lipitrol", also was improperly represented in advertising claims. The staff has indicated that it is prepared to recommend that a complaint be filed against the licensee, the Company and certain individuals in connection with the foregoing. The Company presently is discussing this matter with the FTC staff with the objective of settling the matter. There is no assurance that a settlement will be reached or as to the impact on the Company of any settlement, although it is presently believed that any settlement may impact the claims utilized in the marketing of the sequesterant product and is likely to involve the payment of a fine or other financial penalty by the Company. The Company and the FTC staff have agreed upon the terms of a proposed settlement in this matter, pursuant to which the Company would consent to a permanent injunction prohibiting it from making misrepresentations relating to weight loss or weight reduction products or services, or with respect to tests or studies relating to such programs or services. In addition, the Company would pay consumer redress to the FTC in an aggregate amount of $35,000 over a period of twelve months. The Company's Board of Directors voted to accept the proposal in March 1996, which now must be formally approved by the FTC.

          Except as otherwise specifically indicated above, management believes that the Company does have any material liability for any law suits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of December 31, 1995.

          While the ultimate outcome of these issues, if claims were asserted and litigated, is complicated and not free from doubt, management with the advice of legal counsel believes, on the basis of the facts currently known, that it is not probable that the Company would have any material liability. However, there can be no assurance that the Company will prevail in any of the above proceedings. Also the Company may be required to continue to defend itself resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing a unfavorable settlement or judgment could be awarded against the Company which could have a material adverse effect upon the Company. Additionally, starting in June 1995, the Company began taking the steps it considered necessary to insure that the Company, its subsidiaries, employees, consultants and affiliated companies and individuals are not involved in any activities, operations, or relationships which are not solely for the benefit of the Company.

     LICENSE AGREEMENTS

               In March 1994, the Company entered into a license agreement for the Company's fat sequesterant technology in the United States and Canada with KCD, a recently formed distribution organization having access to the major domestic retail pharmacy and health food chains. KCD was seriously delinquent in making royalty payments to the Company. In May 1995, the Company and KCD entered into an amended license agreement. Under the terms of the amended agreement, one-half ($217,243) of past due royalties and interest (aggregating $434,487) as of April 1, 1995 is scheduled to be paid in twelve equal monthly installments of $18,104 plus monthly payment of interest at 1.5% per month on the outstanding balance beginning July 1, 1995. The remaining one-half ($217,243) of past due royalties and interest was satisfied by KCD's issuance to the Company of 100,000 shares of KCD restricted common stock. The amended agreement generally provides for a royalty equal to 6% of gross sales (less freight and shipping) of licensed products payable monthly within thirty days. Through December 31, 1995, the Company has received from KCD licensing fees and royalties of $811,068 100,000 KCD restricted common shares ($217,243), and has earned additional royalties of $138,620. KCD has advised the Company that during the period April 1994 through December 31, 1995, net sales of the product covered under the license have approximated $8,500,000 at wholesale value. The license agreement also provides for initial licensing fees from KCD of $100,000 (paid between March and May 1994) and minimum total royalty payments to the Company to keep the agreement in effect over the first three years of the agreement of at least $1,258,000. Over the balance of the term of the agreement (which runs until at least 2014), KCD shall be required, in order to keep the agreement in effect, to pay minimum royalties in accordance with a formula but in no event less than $436,000 per year. (See subsequent Events)

          Although the Company believes that it is entitled to terminate the license agreement providing FATCO with the right to exclusively manufacture and market the fat sequesterant product under the Company's patent as a result of certain breaches of the agreement by FATCO (and Dr. Shell has filed a lawsuit as the licensor of record to terminate his license agreement with FATCO), FATCO could assert that its agreement with the Company is still in effect and that the provisions of the Company's agreement permitting KCD to manufacture the fat sequesterant product violate the terms of FATCO's agreement with the Company. Should FATCO successfully assert that its agreement with the Company is still in effect, the Company believes that it would nonetheless be permitted to license the marketing of the fat sequesterant technology to KCD in the event KCD would be willing to license the marketing (but not the manufacture) of this product. KCD is an affiliate of Clark Holcomb.

          In February 1995, the Company entered into an agreement with a large European nutritional food company for a new formulation of the Company's fat sequesterant technology. Under the terms of the agreement, human clinical studies of the Company's fat (lipid) sequesterant technology were conducted to evaluate its applicability as a food supplement, medical food, functional food, and/or food additive to aid in weight control. In November 1995, the Swiss company declined its option to exercise its exclusive rights to purchase, manufacture, use and sell this technology in Europe and other markets

     LEASES

          The Company leased its office facility during 1991 under an operating lease on a month to month basis. In January 1992, the Company signed a 5 month lease at $4,000 per month through June 1992. In February 1992, the Company signed a three year lease, in the same location, for the period July 1992 through June 1995 at $4,750 per month in the first year, $5,200 per month in the second year and $5,700 per month in the third year. The lease has an option to extend for an additional two years at $6,000 per month. During February 1995, the Company exercised this option. Total rental expense related to this facility lease was approximately $71,490, $66,860 and $61,002 for the years ended December 31, 1993, 1994 and 1995.

     EMPLOYMENT CONTRACTS

          In May 1995 (revised in January 1996), the Board of Directors approved a compensation agreement with Steven R. Westlund, President, Chief Executive Officer and Director. Pursuant to the agreement, Mr. Westlund's salary is $6,000 per month from July 1995 until such time as the Company's revenues exceed expenditures by an amount sufficient to increase his salary, or at the choosing of the Board of Directors, his salary will then be increased in increments based on the Company's ability to pay, up to a maximum amount of $15,000 per month. As soon as practicable Mr. Westlund will be added to the Company's medical insurance and the Company will obtain directors and officers insurance. Mr. Westlund employment agreement is three years. In partial consideration for his services, Mr.

     Westlund was to receive warrants to acquire up to 1.5 million shares of Common Stock, Exercisable for a period of 5-years from date of issuance with vesting to occur over the term of the agreement at exercise prices ranging from thirty to fifty cents per share. In January 1996, the agreement was modified as to the number warrants he was to receive which were increased from 1.5 million to 3 million with an exercise price of $.15CENTS for a period of three years beginning June 1996 and ending June 1999.

          In June 1995 (revised in January 1996), the Board of Directors approved a compensation agreement with Peter Benz, Chief Financial Officer and Director. Pursuant to the agreement, Mr. Benz salary is $4,000 per month from July 1995 until such time as the Company's revenues exceed expenditures by an amount sufficient to increase his salary, or at the choosing of the Board of Directors, his salary will then be increased in increments based on the Company's ability to pay, up to a maximum amount of $10,000 per month. As soon as practicable Mr. Benz will be added to the Company's medical insurance and the Company will obtain directors and officers insurance. Mr. Benz employment agreement is three years. In partial consideration for his services, Mr. Benz was to receive warrants to acquire up to 750,000 shares of Common Stock, Exercisable for a period of 3 years from date of issuance with vesting to occur over the term of the agreement at exercise prices ranging from thirty to fifty cents per share. In January 1996, the agreement was modified as to the number warrants he was to receive which were increased from 750,000 to 2 million with an exercise price of $.15CENTS for a period of three years beginning June 1996 and ending June 1999.

          In June 1995, the Board of Directors approved a compensation agreement with William Shell, MD, former Chairman of the Board and Chief Scientific Officer. Dr. Shell's salary was to $6,000 per month from July 1995 until such time as the Company's revenues exceed expenditures by an amount sufficient to increase his salary, or at the choosing of the Board of Directors, his salary will then be increased in increments based on the Company's ability to pay, up to a maximum amount of $15,000 per month. In partial consideration for his services, Dr. Shell was to receive warrants to acquire up to 1.5 million shares of Common Stock, Exercisable for a period of 3-years from date of issuance with vesting to occur over the term of the agreement at exercise prices ranging from thirty to fifty cents per share. In January 1996, the Company terminated Dr. Shell's employment with the Company. As of the termination, 750,000 had vested with an exercise price of $.30CENTS. The balance of the options were canceled.

          In January 1996, the Board of Directors approved a compensation agreement with Michael Grechko, Chief Operating Officer. Pursuant to the agreement, Mr. Grechko's salary is $6,000 per month beginning in January 1996. Mr. Grechko's employment agreement is three years. In partial consideration for his services, Mr. Grechko will receive warrants to acquire up to 1 million shares of Common Stock, Exercisable for a period of 3 years from date of issuance with vesting to occur over the term of the agreement at exercise prices of $.15CENTS.

          In June 1995 (revised in January 1996), the Board of Directors approved a compensation agreement with John Osborne, a member of the Board of Directors and Business Development consultant to the Company. The Company agreed to pay Mr. Osborne $4,000 per month consulting fees. Mr. Osborne's is responsible for developing potential acquisition candidates for the Company as well as developing foreign markets for the Company's products. In partial consideration for his services, Mr. Osborne received warrants to acquire up to 1 million shares of Common Stock, Exercisable for a period of 3 years beginning June 1996 and ending June 1999 at exercise price of $15CENTS.

          In December 1992, the Company entered into a three-year employment agreement with William Pelzer as its President and Chief Executive Officer. The agreement, which was effective as of February 1993, provides for a base salary of $150,000 per year, increasing to $180,000 per year upon the attainment of certain criteria that already have been exceeded.

          The base salary has increased to $240,000 per year effective July 1993 as the result of the capital paid into the Company after December 15, 1992 exceeding $3,000,000.

          The base salary will further increase to $300,000 per year in the event annual Company sales exceed $5,000,000, capital paid into the Company after December 15, 1992 exceeds $4,000,000 or the Company's market capitalization equals or exceeds $200,000,000. Pursuant to the terms of that agreement, Mr. Pelzer's family trust was permitted to purchase 150,000 restricted shares of Common Stock at $0.001 per share in February 1993 and an additional 50,000 restricted shares of Common Stock at $0.001 per share in June 1993 upon the satisfaction of certain of the foregoing criteria, with the holder of such shares also receiving from the Company certain registration rights with respect to those shares. Mr. Pelzer also has been granted by the Company under this agreement options to purchase 600,000 shares of the Company's Common Stock at the market price at the time of grant, vesting equally over a three-year period commencing in 1994, under a Company stock option plan described below. In connection with the Company entering into the foregoing agreement, Clark M. Holcomb agreed to make additional payments to Mr. Pelzer to bring his annual base salary payments to $300,000 each year and to assign to Mr. Pelzer 100,000 shares of the Company's Common Stock owned by Mr. Holcomb. However, to date Mr. Holcomb has failed to perform certain of his obligations under this agreement. March 31, 1995, Mr. Pelzer notified the Company of his intention to terminate his employment with the Company as both chief executive officer and director effective April 13, 1995. Mr. Pelzer's resignation cited both cause due to failure of consideration under the terms of his December 24, 1992 employment agreement as well as personal reasons. The Company is currently negotiating a settlement agreement with Mr. Pelzer.

          In 1989, S/S entered into a five-year employment agreement with Michael Grechko, who has served as the Company's Chief Operating Officer since January 1990. Upon execution of that agreement, Mr. Grechko was issued shares of the Company's Common Stock equal to 2% of the then outstanding shares, and the fair market value of the shares issued was recorded as a compensation expense of $100,000. The agreement provided originally for a salary of $60,000 per year, which was subject to increase to $100,000 per year in the event sales exceeded $600,000 per year or the Company's shareholders' equity exceeded $4,000,000. The agreement also provided for additional issuance's of shares of the Company's Common Stock to Mr. Grechko at a price of $0.001 per share based upon the market valuation of the Company's outstanding shares, and 312,500. In April 1993, 312,500 shares were issued and in December 1994, 242,593 shares were issued to Mr. Grechko under the provisions of his agreement, and the Company agreed to increase his salary to $100,000 per year. As of January 1994, a salary increase to $104,000 per year was approved by the Company. Mr. Grechko continues to be retained by the Company on a month-to-month basis upon the same terms as his prior agreement with the Company but without restricted stock awards.

          Directors received no compensation for their services as such for the fiscal year ended December 31, 1995. The Company reimburses directors for out-of-pocket expenses they incur on behalf of the Company.


          The Company offers health and disability insurance, reimbursement of medical expenses, and other medical benefits to its full-time employees. No retirement, pension, profit sharing, or other similar programs have been adopted by the Company. However, benefits may be adopted in the future, if they are authorized by the Board of Directors. In May 1993, the Company's shareholders approved the adoption of Stock Option Plans pursuant to which options covering a total of up to 1,500,000 shares of the Company's Common Stock may be granted to the Company's officers, directors, employees and other persons providing services to the Company. No shares have been granted under such plan. (See "Certain Transactions" for a description of the securities issued to the Company's officers and directors in 1994)

          On March 31, 1995, Mr. Pelzer notified the Company of his intention to terminate his employment with the Company as both chief executive officer and director effective April 13, 1995. Mr. Pelzer's resignation cited both cause due to failure of consideration under the terms of his December 24, 1992 employment agreement as well as personal reasons. The Company is negotiating a settlement with Mr. Pelzer.

NOTE 5. STOCK OPTION PLANS

          In May 1993, the Company's shareholders approved the adoption of Stock Option Plans pursuant to which options covering a total of up to 1,500,000 shares of the Company's common stock may be granted to the Company's officers, directors, employees and other persons providing services to the Company. To date, the Company has granted options, at fair market value as of the grant date (which range from $0.875 to $2.625 per share), to officers, directors and employees covering 673,000 shares of common stock under a plan that will be formally adopted by the Company's Board of Directors pursuant to the foregoing shareholder authorization. None of the issued options have been exercised as of December 31, 1995. Any shares issued under these Plans are subject to an effective registration statement with the Securities and Exchange Commission.

NOTE 6. RELATED PARTIES

          Receivables due from Dr. Shell were $5,590 and $1,725 at December 31, 1994 and 1995 respectively. The receivable due from Dr. Shell at December 31, 1995 is net of a provision for doubtful accounts of $109,593. The Company and Dr. Shell currently are negotiating the terms of his termination and repayment of this receivable.

          Dr. Shell contributed research support services which were accounted for as a contribution to capital with an offsetting charge to research and development expense in the Company's statement of operations. These services were performed by Dr. Shell (who also operates a medical practice which performs traditional clinical medicine) at his own facility, and primarily involved usage of imaging equipment and computers, along with salaries for research personnel. The equipment included computers, digital imaging equipment to analyze x-ray and ultrasound images, and a full color flow Doppler echocardiographic imaging device with digital acquisition capability. The personnel included a research nurse and data analyst who devoted their full time to research. Utilization of the resources of this facility for Company projects ranged from 25% to 75% during 1993, 1994, and up to 50% for a portion of 1995, which management believes is a reasonable allocation, and the value assigned to the time and use of facilities and computer equipment by Dr. Shell was $200,000 for each of the years 1993,
     1994 and $30,000 for 1995.   The Company has terminated Dr. Shell's
     services.

          FATCO is a company formed by Drs. See, Shell and others to research and develop a product formulation to reduce and bind dietary fat intake into the blood resulting in weight control. FATCO owns two license agreements concerning market rights of the fat sequesterant product from which it receives royalties. Dr. Shell acquired 25 percent of the issued and outstanding FATCO stock. Dr. Shell has assigned any FATCO income due him to the Company and reduces his fees under a consulting agreement with the Company by the amount of FATCO income he might receive directly. Total royalties offset against consulting fees and applied as contributed capital from Dr. Shell in 1993, 1994 and 1995 were $32,884, $41,975 and $141,446.
     (Note 4)

          In February 1995, the Company entered into an agreement and issued a promissory note in the principal amount of $50,000 with Sam Shell, father of Dr. Shell and Richard N. Shell, in consideration of Sam Shell's loan to the Company of $50,000. The note was due on December 31, 1995 together with interest at the rate of 8% per annum.

          At any time during the term of this note, the holder may elect to take payment of the principal and accrued interest thereon in the form of restricted shares of Company common stock at a price equal to that provided in the Company's next private placement after the date of the note. Sam Shell exercised his option to convert $25,000 of the principal amount of this note in July, 1995 and received 138,889 restricted shares of the Company's common stock, and warrants to acquire an additional 100,000 restricted shares of the Company's common stock at $.10 per share. In January 1995, the Company and Sam Shell agreed to exercise 50,000 warrants to purchase 50,000 shares of restricted common stock and to repay the balance of the note plus accrued interest in installments through April 15, 1996.
          In March 1995, Richard N. Shell guaranteed $20,000 of debt to an unrelated third party on behalf of the Company. In April, 1995, the Company entered into an agreement and issued a promissory note in the principal amount of $25,000 with Richard N. Shell in consideration of Richard Shell's loan to the Company of $25,000. The note was due on December 31, 1995 together with interest at the rate of 8% per annum. At any time during the term of this note, the holder may elect to take payment of the principal and accrued interest thereon in the form of restricted shares of the Company common stock at a price equal to that provided in the Company's next private placement after the date of the note. In January 1995, the Company and Richard Shell agreed to convert the $25,000 note into 200,000 shares of restricted common stock. Additional related party disclosures are at Notes 3 and 4.

NOTE 7. STATEMENTS OF CASH FLOWS

          The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. Cash equivalents include cash in banks and short-term money market funds with original maturaties of less than three months.

          During 1993, 1994 and 1995, a shareholder contributed research and development efforts and the value assigned was accounted for as contribution to capital.

          The Company paid interest of $54,695, $169,036, and $139,923  in 1993,
     1994 and 1995.

          During 1993, the Company purchased all of the outstanding stock of VMI in exchange for 1,000,000 restricted shares. The value of the assets acquired totaled $3,369,496 and debt assumed aggregated $1,805,346. There was no cash acquired in this transaction.

          During 1993, the Company converted $422,371 of outstanding liabilities into 459,702 restricted shares. During 1995, the Company converted $89,459 of outstanding liabilities into 467,775 restricted shares.

          During 1993, Improtech relinquished 50,000 shares of Company common stock in satisfaction and forgiveness of a $50,000 note from Improtech plus accrued interest of $5,046.

          During 1993 and 1994, warrants were issued in connection with financial advisory and consulting services. The value of the warrants of $67,215 for the year ended December 31, 1993, $18,750 for the year ended December 31, 1994 was charged to consulting expense.

          During the year ended December 31, 1994, 36,000 warrants were issued for legal services rendered. The value of the warrants of $14,400 was charged to legal expense.

          During the year ended December 31, 1994, warrants were issued for interest expense on a short term note. The fair market value of the warrants of dates of grant of $9,750 was charged to interest expense.

          During the year ended December 31, 1994, warrants were issued in connection with a private placement of Company shares. The value of the warrants of $15,250 was charged to consulting expense.

          During the year ended December 31, 1994, 157,500 warrants were issued in connection with a private placement of $900,000 of convertible notes and expenses of $185,230 were incurred. The value of the warrants of $7,875 and expenses of $185,230 were charged to deferred financing costs. During the year ended December 31, 1994, $24,138 was amortized to interest expense.

          During the year ended December 31, 1994, 500,000 warrants were issued for financial advisory services to be provided over a six-month period. The value of the warrants of $110,000 was charged to prepaid financing cost as an offset to equity. During the year ended December 31, 1994, $27,501 was amortized to interest expense.

          In September 1994, the Company issued 150,000 shares of common stock for shareholder services to be provided over a two year period and $15,000 of cash. The Company recorded $309,450 as the value of the shares and $294,450 as prepaid consulting fees as an offset to equity. During the year ended December 31, 1994, $49,075 was amortized to consulting expense.

          In December 1994, the Company issued 300,000 warrants for financial advisory and consulting services to be provided over a two year period. The value of the warrants of $57,500 was charged to prepaid consulting fees as an offset to equity. In February 1995 these warrants were modified and an additional $68,500 was charged to prepaid consulting fees.

          In September and October 1995, the Company issued 2,266,184 shares of Company common stock in connection with conversion of $300,000 of convertible notes.

          In November 1995, the Company issued 6,328,000 shares of Company common stock in connection with conversion of $825,000 of convertible notes.

NOTE 8. UNAUDITED QUARTERLY RESULTS
     Unaudited quarterly results of operations for each of the quarters in the three years ended December 31, 1995.


Fiscal 1995                                  By Quarter
- ------------------------------
                          First          Second         Third       Fourth
                          ---------      ---------      ---------   -----------
Revenues                  $ 398,378      $ 309,738      $ 350,906   $   125,530
Gross profit              $ 230,518      $ 131,190      $ 138,404   $  (203,318)
Net loss                  $(721,630)     $(460,940)     $(509,102)  $(2,286,907)
Net loss per share        $    (.04)     $    (.03)     $    (.03)  $      (.09)

Fiscal 1994                                  By Quarter
- ------------------------------
                          First          Second         Third       Fourth
                          ---------      ---------      ---------   -----------
Revenues                  $ 277,055      $ 303,064      $ 484,224   $   341,757
Gross profit              $ 122,275      $ 142,194      $ 335,895   $    61,262
Net loss                  $(682,095)     $(846,968)     $(431,982)  $(1,123,450)
Net loss per share        $    (.04)     $    (.05)     $    (.03)  $      (.07)

Fiscal 1993                                  By Quarter
- ------------------------------
                          First          Second         Third       Fourth
                          ---------      ---------      ---------   -----------
Revenues                  $ 182,206      $ 113,954      $ 190,302   $   182,396
Gross profit              $  89,608      $  46,014      $ 102,469   $    65,288
Net loss                  $(780,383)     $(731,728)     $(543,537)  $(1,001,545)
Net loss per share        $    (.07)     $    (.05)     $    (.03)  $      (.06)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT, PROMOTERS AND CONTROL
PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The officers and directors of the Company are:




Name                   Age        Position                                 Since
- --------------------------------------------------------------------------------

Steven R. Westlund     50         Chairman of the Board &                  1995
                                  Chief Executive Officer
Peter T. Benz          36         President/Chief Financial Officer        1995
                                  & Director
Michael Grechko        52         Chief Operating Officer                  1990
John Osborne           42         Director                                 1995


          All directors hold office until the next annual meeting of stockholders, and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

          STEVEN R. WESTLUND - has been the Chief Executive Officer and a director of the Company since May 1995. Mr. Westlund was Chairman of the Board and Chief Executive Officer of Vitafort International Corporation from May 1993 through May 1995. Vitafort was a financially troubled public company engaged in research and development of functional foods ( foods having bio/medical value ) vitamin enriched beverages, and proprietary feeds for farm bred salmon. Mr. Westlund restructured and converted Vitafort into an operational company engaged in the manufacture, sales and marketing of fat free foods. He was Chief Executive Officer of Lorenz/Germaine Incorporated from January 1991 through May 1993, and Chairman of the Board and Chief Executive Officer of Auto Giant from January 1991 through June 1992. Mr. Westlund specializes in corporate restructuring and market development. Mr. Westlund was elected Chairman of the Board by the Company's Board of Directors in December 1995. (See subsequent events)

          PETER T. BENZ - has been Chief Financial Officer and a director of the Company since May 1995 and was elected President of the Company in December 1995. Mr. Benz was a Senior Vice President and a Partner at Gilford Securities, Inc., a New York based banking firm from 1989 through 1992. He was Chief Operating Officer and a Director of Vitafort International Corporation, a public company in the fat free food business from 1992 through 1994. From 1994 to date, Mr. Benz has been a private investor and an investment banker. He graduated from the University of Notre Dame with a BS in Business Administration in 1982.

          JOHN OSBORNE - has been President and Chief Executive Officer of Intermarkt USA LLC, an investment advisory firm specializing in advanced technology evaluation and acquisition, interim management and corporate restructuring since 1994. Intermarkt focuses on the funding of U.S. publicly traded corporations through European institutional partnerships. From 1990 through 1994, Mr. Osborne was President of Osborne Associates, a venture capital and financial consulting firm, and was a Partner in Osborne Applegate, a business consulting firm, from 1992 through 1994. For over 15 years, Mr. Osborne has held senior and executive positions in financial services and investment corporations. He has contributed to the growth of dozens of widely varied development state companies utilizing a variety of strategies, including limited partnerships, domestic and offshore private placements, convertible offerings and bridge financing. Mr. Osborne earned a bachelors degree from Hamilton College and a masters degree from Yale University. He became a director of the Company in May 1995.

          MICHAEL GRECHKO - has been the Company's Secretary and Chief Operating Officer since January 1990. In the past, he has held various marketing and business development positions in the health care industry. More recently he was Program Development Manager with a division of American Hospital Supply (now Baxter International) from April 1983 through December 1987.
     He joined S/S as Managing Director in January 1988 and still holds that position. Mr. Grechko received a Masters of Science degree in electrical engineering from the University of Pennsylvania in 1967.

          Under the federal securities laws, the Company's directors, executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to report in this Form 10-KSB any failure to file by these dates during 1995. The Company believes that all of these filing requirements were satisfied by its directors, officers and 10% stockholders, except for Dr. William E. Shell who was delinquent in filing a Form 4 which became due with respect to certain transactions in the Company's stock.

          In making these statements, the Company has relied upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3 under the Securities Exchange Act of 1934 during fiscal year 1995 and the written representation of its incumbent directors and officers.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation Dr. William E. Shell, the former Chairman of the Board and Chief Scientific Officer, William Pelzer, the former President and Chief Executive Officer, and Michael Grechko, Chief Operating Officer and Secretary, of the Company (collectively, the "Named Executive Officers"). No other executive of the Company received more than $100,000 total annual compensation during that period.

SUMMARY COMPENSATION TABLE


                                              Annual Compensation                  Long Term Compensaton
                                                          Other           Stock     Underlying   LTIP       Other
    Name And Current                      (1)             Annual          Awards    Options/     Payouts    Compensation
    Principle Position      Year         Salary   Bonus   Compensation    ($)       Saris (#)    ($)        ($)
    ------------------      ----         ------   -----   ------------    ---       ---------    ---        ---

    Michael Grechko         1995        $72,000
      COO & Sec             1994       $104,000                           $208,630
                            1993        $99,385                           $217,188
    Dr. William Shell       1995         $72,00
      Former Chief          1994       $150,000              (2)$6,000
      Science Officer
                            1993       $150,000                 $6,000
    William Pelzer          1995
      Former Pres/CEO       1994    (1)$240,000                 $9,000
                            1993       $192,500                 $8,250    $139,000



1. Shell was compensated by the Company pursuant to a consulting agreement and not as an employee of the Company.

2. Included in Dr. Shell's compensation is a $500.00 monthly automobile allowance.

3. Represents the value at the time of issuance of phases of the Company's common stock award based on certain performance criteria being satisified.

4. of this amount has been accured but not paid as of December 31, 1994. Mr. Pelzer's compensation includes a $750.00 monthly auto allowance.

STOCK OPTION EXERCISES AND OPTION VALUES

        None of the Named Executive Officers exercised any stock options during 1995. The following table contains information concerning stock options un exercised at the end of fiscal year 1995 with respect to the Named Executive Officers. No options have been exercised through June 30, 1995.

Fiscal Year - End Option Values


                                      Number of                 Number of
                                     Unexercised               Unexercised
                                  Options Shares at       In the Money Options
                                   Fiscal Year-End        at Fiscal Year-End (1)
    Name             Date   Exercisable    Unexercised   Exercisable  Unexercised
    ----             ----   -----------    -----------   -----------  -----------
    Steven Westlund Jan 96  3,000,000      3,000,000     $            $
                            (2)            (2)
    Peter Benz      Jan 96  2,000,000      2,000,000
                            (2)            (2)
    John Osborne    Jan 96  2,000,000      2,000,000
                            (2)            (2)
    Michael         Jan 96  1,000,000      1,000,000
    Grechko                 (2)            (2)

    William Shell   Aug 95    750,000 (3)    750,000 (3)

    William Pelzer    94      200,000        400,000       $0           $0


(1) Represents the amount by which the aggregate market price of the shares of the Company's Common Stock subject to such options exceeded the exercise prices of such options on December 31, 1995.

(2) Represents options that were actually awarded January 6, 1996, which become exercisable on June 20, 1996, and expire on June 20, 1999.

EMPLOYMENT AGREEMENTS AND DIRECTORS' COMPENSATION

          In May 1995 (revised in January 1996), the Board of Directors approved a compensation agreement with Steven R. Westlund, President, Chief Executive Officer and Director. Pursuant to the agreement, Mr. Westlund's salary is $6,000 per month from July 1995 until such time as the Company's revenues exceed expenditures by an amount sufficient to increase his salary, or at the choosing of the Board of Directors, his salary will then be increased in increments based on the Company's ability to pay, up to a maximum amount of $15,000 per month. As soon as practicable Mr. Westlund will be added to the Company's medical insurance and the Company will obtain directors and officers insurance. Mr. Westlund employment agreement is three years. In partial consideration for his services, Mr. Westlund was to receive warrants to acquire up to 1.5 million shares of Common Stock, Exercisable for a period of 5-years from date of issuance with vesting to occur over the term of the agreement at exercise prices ranging from thirty to fifty cents per share. In January 1996, the agreement was modified as to the number warrants he was to receive which were increased from 1.5 million to 3 million with an exercise price of $.15CENTS for a period of three years beginning June 1996 and ending June 1999.

          In June 1995 (revised in January 1996), the Board of Directors approved a compensation agreement with Peter Benz, Chief Financial Officer and Director. Pursuant to the agreement, Mr. Benz salary is $4,000 per month from July 1995 until such time as the

     Company's revenues exceed expenditures by an amount sufficient to increase his salary, or at the choosing of the Board of Directors, his salary will then be increased in increments based on the Company's ability to pay, up to a maximum amount of $10,000 per month. As soon as practicable Mr. Benz will be added to the Company's medical insurance and the Company will obtain directors and officers insurance. Mr. Benz employment agreement is three years. In partial consideration for his services, Mr. Benz was to receive warrants to acquire up to 750,000 shares of Common Stock, Exercisable for a period of 3 years from date of issuance with vesting to occur over the term of the agreement at exercise prices ranging from thirty to fifty cents per share. In January 1996, the agreement was modified as to the number warrants he was to receive which were increased from 750,000 to 2 million with an exercise price of $.15CENTS for a period of three years beginning June 1996 and ending June 1999.

          In June 1995, the Board of Directors approved a compensation agreement with William Shell, MD, former Chairman of the Board and Chief Scientific Officer. Dr. Shell's salary was to $6,000 per month from July 1995 until such time as the Company's revenues exceed expenditures by an amount sufficient to increase his salary, or at the choosing of the Board of Directors, his salary will then be increased in increments based on the Company's ability to pay, up to a maximum amount of $15,000 per month. In partial consideration for his services, Dr. Shell was to receive warrants to acquire up to 1.5 million shares of Common Stock, Exercisable for a period of 3-years from date of issuance with vesting to occur over the term of the agreement at exercise prices ranging from thirty to fifty cents per share. In January 1996, the Company terminated Dr. Shell's employment with the Company. As of the termination, 750,000 had vested with an exercise price of $.30CENTS. The balance of the options were canceled.

          In January 1996, the Board of Directors approved a compensation agreement with Michael Grechko, Chief Operating Officer. Pursuant to the agreement, Mr. Grechko's salary is $6,000 per month beginning in January 1996. Mr. Grechko's employment agreement is three years. In partial consideration for his services, Mr. Grechko will receive warrants to acquire up to 1 million shares of Common Stock, Exercisable for a period of 3 years from date of issuance with vesting to occur over the term of the agreement at exercise prices of $.15CENTS.

          In June 1995 (revised in January 1996), the Board of Directors approved a compensation agreement with John Osborne, a member of the Board of Directors and Business Development consultant to the Company. The Company agreed to pay Mr. Osborne $4,000 per month consulting fees. Mr. Osborne's is responsible for developing potential acquisition candidates for the Company as well as developing foreign markets for the Company's products. In partial consideration for his services, Mr. Osborne received warrants to acquire up to 1 million shares of Common Stock, Exercisable for a period of 3 years beginning June 1996 and ending June 1999 at exercise price of $15CENTS.

          In December 1992, the Company entered into a three-year employment agreement with William Pelzer as its President and Chief Executive Officer. The agreement, which was effective as of February 1993, provides for a base salary of $150,000 per year, increasing to $180,000 per year upon the attainment of certain criteria that already have been exceeded. The base salary has increased to $240,000 per year effective July 1993 as the result of the capital paid into the Company after December 15, 1992 exceeding $3,000,000. The base salary will further increase to $300,000 per year in the event annual Company sales exceed $5,000,000, capital paid into the Company after December 15, 1992 exceeds $4,000,000 or the Company's market capitalization equals or exceeds $200,000,000. Pursuant to the terms of that agreement, Mr. Pelzer's family trust was permitted to purchase 150,000 restricted shares of Common Stock at $0.001 per share in February 1993 and an additional 50,000 restricted shares of Common Stock at $0.001 per share in June 1993 upon the satisfaction of certain of the foregoing criteria, with the holder of such shares also receiving from the Company certain registration rights with respect to those shares. Mr. Pelzer also has been granted by the Company under this agreement options to purchase 600,000 shares of the Company's Common Stock at the market price at the time of grant, vesting equally over a three-year period commencing in 1994, under a Company stock option plan described below. In connection with the Company entering into the foregoing agreement, Clark M. Holcomb agreed to make additional payments to Mr. Pelzer to bring his annual base salary payments to $300,000 each year and to assign to Mr. Pelzer 100,000 shares of the Company's Common Stock owned by Mr. Holcomb. However, to date Mr. Holcomb has failed to perform certain of his obligations under this agreement. March 31, 1995, Mr. Pelzer notified the Company of his intention to terminate his employment with the Company as both chief executive officer and director effective April 13, 1995. Mr. Pelzer's resignation cited both cause due to failure of consideration under the terms of his December 24, 1992 employment agreement as well as personal reasons. The Company is currently negotiating a settlement agreement with Mr. Pelzer.

          In 1989, S/S entered into a five-year employment agreement with Michael Grechko, who has served as the Company's Chief Operating Officer since January 1990. Upon execution of that agreement, Mr. Grechko was issued shares of the Company's Common Stock equal to 2% of the then outstanding shares, and the fair market value of the shares issued was recorded as a compensation expense of $100,000. The agreement provided originally for a salary of $60,000 per year, which was subject to increase to $100,000 per year in the event sales exceeded $600,000 per year or the Company's shareholders' equity exceeded $4,000,000. The agreement also provided for additional issuance's of shares of the Company's Common Stock to Mr. Grechko at a price of $0.001 per share based upon the market valuation of the Company's outstanding shares, and 312,500. In April 1993, 312,500 shares were issued and in December 1994, 242,593 shares were issued to Mr. Grechko under the provisions of his agreement, and the Company agreed to increase his salary to $100,000 per year. As of January 1994, a salary increase to $104,000 per year was approved by the Company. Mr. Grechko continues to be retained by the Company on a month-to-month basis upon the same terms as his prior agreement with the Company but without restricted stock awards.

          Directors received no compensation for their services as such for the fiscal year ended December 31, 1995. The Company reimburses directors for out-of-pocket expenses they incur on behalf of the Company.

          The Company offers health and disability insurance, reimbursement of medical expenses, and other medical benefits to its full-time employees. No retirement, pension, profit sharing, or other similar programs have been adopted by the Company. However, benefits may be adopted in the future, if they are authorized by the Board of Directors. In May 1993, the Company's shareholders approved the adoption of Stock Option Plans pursuant to which options covering a total of up to 1,500,000 shares of the Company's Common Stock may be granted to the Company's officers, directors, employees and other persons providing services to the Company. No shares have been granted under such plan. (See "Certain Transactions" for a description of the securities issued to the Company's officers and directors in 1994)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The table below sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 29, 1996 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.


               Name and Address of      Number of Shares         Percentage
               Beneficial Owner         Benficially Owned        of Class (1)
               ----------------         -----------------        ------------
               Dr. William E. Shell             929,000(2)(5)        XX%
               2139 Pontius Avenue
               Los Angeles, CA 90025

               Michael Grechko                  672,433              XX%
               2139 Pontius Avenue
               Los Angeles, CA 90025

               Dr. Louis Potyondy             1,261,676(3)           XX%
               9765 Crestview Circle
               Villa Park, CA 92667

               Directors and Officers
               as a Group (Six Persons)         672,433(4)           XX%



          1. Included for purposes of this calculation are shares of Common Stock outstanding as of February 28, 1996, plus in the case of a particular person or group the shares of Common Stock subject to currently exercisable options and warrants (which are deemed to include options and warrants exercisable within 60 days after February 28, 1996) held by that person or group.

          2. Includes 11,000 shares held in an Individual Retirement Account entitled "William E. Shell, MD, IRA."

          3.   Includes 200,000 shares issuable upon exercise of warrants.

          4.   Includes shares issuable upon exercise of warrants.

          5.   No longer an Officer or Director

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In April 1993 and in December 1994, the Company issued 312,500 and 242,593 unregistered shares of Common Stock to Michael Grechko (an officer of the Company) at $0.001 per share under the terms of his prior employment agreement with the Company.

          During 1994 and 1995, Dr. Shell has provided certain research support facilities and services to the Company at no charge. Dr. Shell has been treating this as a contribution to capital and the Company has been expensing the value of these facilities and services ($200,000 in 1994 and $30,000 in 1995).

          In February 1995, the Company entered into an agreement and issued a promissory note in the principal amount of $50,000 with Sam Shell, father of Dr. Shell and Richard N. Shell, in consideration of Sam Shell's loan to the Company of $50,000. The note is due on December 31, 1995 together with interest at the rate of 8% per annum. At any time during the term of this note, the holder may elect to take payment of the principal and accrued interest thereon in the form of restricted shares of Company common stock at a price equal to that provided in the Company's next private placement after the date of the note. Sam Shell exercised his option to convert $25,000 of the principal amount of this note on July 3, 1995 and received 138,889 shares of the Company's common stock, and warrants to acquire an additional 100,000 shares of the Company's common stock.

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

          In August 1995, a consulting company, wholly owned by Mr. Benz, was paid a fee of $25,000 for consulting services rendered to the Company. (See Executive Compensation)

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8K

 (a) Exhibits

3         Articles of Incorporation and by-laws of the Company, as amended. (1)

4.1 Form of Warrant Agreement between the Company and Jersey Stock Transfer and Trust Company, including the Form of Warrant (as modified). (4)

4.2       Form of Stock Purchase Warrant (issued with promissory note). (2)

10.1 License Agreement between F.A.T. Co. Research, Inc. and Dynamic Products, Inc. (1)

10.2 Agreements between F.A.T. Co. Research, Inc. and Dr. William Shell and Jackie See for Development and Exploitation of Patented Invention. (1)

10.3 Consulting Agreements between See/Shell and Drs. William Shell and Jackie See. (1)

10.4 Original Equipment Manufacturing Agreement between Olympus Corporation and E-Z Trac, Inc. (3)

10.5      Distribution Agreement between E-Z Trac Inc., and Triton Technology,
          Inc. (3)

10.6 Employment Agreement between the Company and William Pelzer, Jr. dated December 24, 1992. (4)

10.7 Agreement between William Pelzer, Jr. and Clark M. Holcomb dated February 1, 1993. (4)

10.8 Exchange of Stock Agreement and Plan of Reorganization among the Company, Venus Management, Inc. and the stockholders of Venus Management, Inc. (4)

10.9 Co-Management Agreements dated June 30, 1993 between Venus Management, Inc. and Medical Funding of America, Inc. (4)

10.10 Agreement dated June 30, 1993 between Venus Management, Inc. and Medical Funding of America, Inc. (4)

10.11 Letter dated August 20, 1993 between the Company and Lewis, D'Amato, Brisbois & Bisgaard re Debt Conversion Agreement. (4)

10.12 Letter agreement dated March 13, 1993 between the Company and Clark M. Holcomb; Sale of Stock Agreement, dated November 1, 1992 by and between the Company and Clark M. Holcomb; and related Promissory Note from Clark M. Holcomb to the Company. (4)

10.13 Agreement concerning MRI System, dated as of February 10, 1994 by and between Siemens Credit Corporation, Venus Management, Inc., the Company, Medical Funding of America, Inc. and Tri-County Mobile MRI, L.P. and related Transfer of Interest Agreement, Corporate Guaranty by the Company, Amendment to Promissory Note of Medical Funding of America, Inc. payable to Siemens Credit Corporation and Agreement concerning Lease Payment between Venus Management, Inc. and Tri-County Mobile MRI, L.P. (4)

10.14 Agreement dated August 27, 1992 by and between Dr. William Shell and Clark M.Holcomb related to shares of the Company's Common Stock owned by Dr. Shell. (4)

10.15 Agreement dated September 23, 1993 by and between Ladenburg, Thalmann Co., Inc. and the Company. (4)

10.16 Consulting Agreement for Financial Public Relations dated as of February 25, 1994 by and between the Company and Robert Bienstock and Richard Washor. (4)


10.17 License Agreement, dated March 23, 1994 by and between Effective Health, Inc. and KCD Incorporated. (4)

10.18 Professional Services Agreement, dated April 15, 1994 by and between RAI Finanz, and theCompany. (4)

10.19 Consulting Agreement and Stock Plan dated as of August 25, 1994 by and between the

          Company and Hy Ochberg. (4)

10.20 Memorandum of Understanding dated as of August 16, 1994 by and between the Company and Raifinanz (USA), Inc. (4)

10.21 Resonex Equipment Lease as of June 30, 1993 between Venus Management Company and Medical Funding of America. (4)

10.22     Becton Dickenson Supply Agreement dated November 2, 1994.

10.23     Form 12b-25 dated March 30, 1995.

22.1      Subsidiaries of the Company -- See/Shell Biotechnology, Inc. (1)

22.2 Subsidiaries of the Company -- E-Z Trac, Inc. -- Articles of Incorporation, Amendments and By-Laws. (1)

22.3 Subsidiaries of the Company -- Effective Health, Inc. -- Articles of Incorporation, Amendments and By-Laws. (1)

22.4 Subsidiaries of the Company -- Venus Management, Inc. -- Certificate of Incorporation, Amendments and By-Laws. (Included in Exhibit 10.9.)

2.5       Subsidiaries of the Company. (4)

__________________________________
(1) Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on August 7, 1990, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on February 12, 1991, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on June 24, 1991, and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, file number 33-51684-NY, as amended on September 19, 1994, and incorporated herein by reference.

(b)       Reports on Form 8-K:
    On March 14, 1995, the Company filed a report on Form 8-K which reported under Item 5 of such form.

    On June 21, 1995, the Company filed a report on Form 8-K which reported under Item 5 ofsuch form.

    On July 5, 1995, the Company filed a report on Form 8-K which reported under Items 5 and 7 of such form.

    On August 4, 1995, the Company filed a report on Form 8-K which reported under Item 5 of such form.

    On August 21, 1995, the Company filed a report on Form 8-K which reported under Item 5 of such form.

    On December 28, 1995, the Company filed a report on Form 8-K which reported under Item 4 of such form.

    (27) Financial Data Schedule (included only in EDGAR filing).

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERACTIVE MEDICAL TECHNOLOGIES LTD.



     Dated: April, 12, 1996   By:                 /s/ Peter T. Benz
                              Peter T.Benz,_____________________________
                                           President, Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                     Title                         Date
     ---------                     -----                         ----

     /s/ Steven R. Westlund
     _____________________________ Chief Executive Officer       April 12, 1996
     Steven R. Westlund            and Director

     /s/ Peter T. Benz
     _____________________________ President, Chief Financial    April 12, 1996
     Peter T. Benz                 Officer and Director

     /s/ Michael Grechko
     _____________________________ Chief Accounting Officer      April 12, 1996
     Michael Grechko               and Secretary

     /s/ John C. Osborne
     _____________________________ Director                      April 12, 1996
     John C. Osborne