Form 10KSB/A
period 1995-12-31
INTERACTIVE MEDICAL TECHNOLOGIES LTD
filed 1996-05-14
CIK 822997

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-KSB-A1
                                                --
 (Mark One)   ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
    / X /     SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended December 31, 1995

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
    /   /     THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the Transition Period From         to
                                                 --------  ---------
                            COMMISSION FILE NUMBER 0-21384

                        INTERACTIVE MEDICAL TECHNOLOGIES LTD.
                       --------------------------------------
               ( Exact name of Registrant as specified in its charter )

                       Delaware                     13-3367421
                       --------                     ----------
          ( State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization )        Identification No.)


        2139 Pontius Avenue, Los Angeles, California        90025
        --------------------------------------------        -----
        (Address of principal executive offices)          (Zip Code)

          Registrant's telephone number including area code:  (310) 312-9652

             Securities registered under 12(b) of the Exchange Act: NONE

               Securities registered under Section 12(g) of the Act:
                            COMMON STOCK ( $.001 PAR VALUE )

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS; AND, (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES: /X/ NO: / /

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. YES: / / NO: /X/

For the year ended December 31, 1995, the Registrant's revenues were approximately $1,184,552.

As of March 31, 1996, the aggregate market value of the shares of the Registrant's common stock held by non-affiliates was approximately $4,185,839.00

As of March 31, 1996, the Registrant had 32,871,194 shares of common stock outstanding.

                      Documents Incorporated by Reference: NONE
                                                           ----
               Transitional Small Business Format.  YES: /  / NO: / X /
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

1.  DESCRIPTION OF BUSINESS
              The Company's mission is to increase the early detection of restrictions or blockages in human blood flow through significantly improved diagnostic imagery. Since commencing operations in 1986, Spheres Research Partners, and later and See/Shell Biotechnology, Inc., (the Company's "Founding Predecessor's") have been engaged in the discovery, research and development, manufacturing, and marketing of diagnostic imaging products and services relating animal blood flow research, and for the detection of arterial restrictions and blockages in human blood flow. While operating as S/S Biotechnology, Inc., the Company developed a unique technology for the selective entrapment or sequestration of dietary fat from food while in the gastrointestinal tract (the "sequesterant technology"), which in theory prevents the absorption of fat into the blood stream and tissue. However, to date clinical studies do not support the efficacy of that technology.

   Organization

              In 1986, William Shell, MD. ("Dr. Shell"), and Jackie See, MD., formed Spheres Research Partners ("SRP", a medical partnership). On August 17, 1987, SRP reformed as See/Shell Biotechnology, Incorporated., ("S/S", a California corporation). In September of 1987 S/S formed E-Z TRAC, Inc., ("E-Z Trac") as a wholly owned subsidiary. S/S subsequently assigned E-Z Trac all of its rights relating to a proprietary technology for the measurement of blood flow in research animals utilizing micron sized particles ("the colored microsphere products") which S/S had recently developed. In 1988, E-Z Trac commenced operations when it began marketing colored microsphere products to research facilities and Universities engaged in animal blood flow research. On January 17, 1990, Interactive Principles, Incorporated., ("IPI", the "Public Predecessor"), an unaffiliated company previously incorporated in Delaware in 1986 for the purpose of acquiring other companies, acquired 82.5% of S/S, and became "INTERACTIVE MEDICAL TECHNOLOGIES, LTD.", (the "Company"). In 1987 IPI completed a $150,000 private placement of its securities, during the next three years IPI had no business or operations that the Company is aware of. In May 1990, the Company organized Effective Health, Incorporated, ("Effective Health") as a wholly owned subsidiary to market and license products based on the sequesterant technology as well as other dietary and food supplement products.

   Operating History

              In 1988, S/S developed a technology for the measurement of blood flow in laboratory animals utilizing a non biodegradable, non radioactive, micron sized styrene particle (the "colored microspheres"). Also in 1988, S/S developed a second microsphere which unlike the previous colored microsphere was biodegradable and composed of the human blood protein albumin, and other FDA approved contrast agents. The contrast microsphere significantly improves the speed and accuracy, and resolution of diagnostic images of arterial restrictions and blockages in human blood flow and organs when visualized through existing x- ray, computer-assisted tomography ("CAT") scanning, ultrasound, or magnetic resonance imaging ("MRI") equipment. From 1988 to 1990, S/S developed several potential human applications based on the contrast microspheres visualized through existing x-ray, CAT scan, ultrasound and magnetic resonance imaging systems.

              On January 17, 1990, the Company commenced operations through the acquisition of S/S. Initially, the Company's operations consisted of marketing colored microsphere products to research facilities engaged in animal blood flow research through E-Z Trac.

              The Company also began marketing Lipitrol-TM-, a weight loss product based on the sequesterant technology. The Company sold Lipitrol-TM- directly to doctors, consumers, and to a number small local distributors who distributed Lipitrol-TM- local southern California area. The Company subsequently discontinued direct selling in favor of licensing marketing rights to established marketing companies.

              In May 1991, the Company formed Effective Health, Incorporated. ("EHI"), as a wholly owned subsidiary to market products based its sequesterant technology and other dietary and food supplement technologies the Company intended to develop. In September 1991, S/S became a wholly owned subsidiary of the Company as a result of Dr. See canceling the remaining 17.5% of S/S's outstanding shares.

              In 1992, the Company introduced the "Investigator Partners Service" ("IPS") program. The IPS program combines a national reference service with automated laboratory analysis and counting of colored microspheres used in animal blood flow studies, and in study of microsphere delivery systems for pharmaceutical drugs. The program was initially designed to service E-Z Trac colored microsphere customers.

              In 1993, the volume of IPS laboratory analysis had grown beyond the production capabilities of its then current colored microsphere imaging analyzer. To increase production, the Company developed an improved imaging analyzer based on flow cytometry technology. The improved analyzer is based on a Becton-Dickenson flow cytometer. The improvements came through proprietary software developed by the Company which increased the processing speed and sensitivity range of Becton-Dickenson flow cytometer. The improved analyzer increased IPS production capacity, count accuracy, as well as extending the range of distinction from two to as many as eight microspheres. Subsequent bench tests confirmed reliability. The unit was placed in service where it currently analyzes some 800 samples per week. The Company began marketing the unit later that year.

              In June of 1993, the Company acquired Venus Management, Incorporated. (See Acquisition)

              In July of 1993, as a result of the Company's growing concerns relating to sales and the subsequent resale of certain of the Company securities, the Company formed an independent committee of its Board of Directors whose purpose was to investigate whether certain prior private placements of the Company's securities complied with all of the registration requirements of federal and state securities laws. In certain prior private placements of the Company's shares, a total of approximately 2,506,982 shares of the Company's Common Stock was issued to a small number of individuals. Those issuance's had been structured in reliance upon the advice of the securities counsel the Company was using at that time, and the Company believes that these issuance's, standing alone, would have qualified for exemptions from registration under federal and state securities laws. However, certain subsequent resale of these shares, commencing in June 1992, by the original purchasers or their transferees to a total of approximately 330 investors raised an issue as to whether a technical distribution occurred that might have required either the original issuance or the resale to have been registered. All of the foregoing resale's were either directly effected by or arranged for by Clark M. Holcomb.

              October of 1993, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") to register all of the foregoing 2,506,982 shares with the SEC. However, even if the registration statement should become effective so as to permit public resale's by the holders of the shares involved in the transactions described above, these holders could have a right of rescission to recover the purchase price they paid for their shares plus interest from the date of purchase against the persons from whom they acquired the shares. The Company believes (based in part upon the opinion of its current special securities counsel) that these holders do not have a valid and enforceable right to such rescission from the Company. However, subject to any applicable statutes of limitation that might bar such future claims, these shareholders could assert such claims, and the Company has not set aside any reserves to fund any potential liabilities that it might incur in connection with any such future potential claims, which could be material. Should the Company incur any such liabilities, it might seek indemnification or contribution for such liabilities from Clark M. Holcomb, or other third parties.

              In 1994, the National Association of Securities Dealers ("NASD") began quoting the Company's common stock on its national quotation system. The Company's common stock was previously quoted on the electronic bulletin board (EBB).

              The Company, through its Effective Health subsidiary entered into a exclusive Licensing Agreement with KCD, Incorporated, a company recently formed by Clark M. Holcomb, who represented to the Company to have the ability to distribute a consumer weight loss product based on the Company's sequesterant technology to national drug and health food chains. At the time the Company entered into the agreement, KCD had very limited management experience and financial resources. The agreement provided KCD with exclusive sales and marketing rights to the sequestration technology in the territories of the United States and Canada. The agreement required KCD to pay an initial licensing fee of $100,000, and to make minimum monthly royalty payments to maintain the license. In 1994, KCD began marketing SeQuester-TM-, a consumer weight loss product based on the sequesterant technology. The agreement also required KCD to conduct clinical studies intended to establish and validate marketing claims, for which KCD was required to assume the sole responsibility for the accuracy and validity of such marketing claims, and further to market their product in accordance with established Federal Trade Commission ("FTC") guidelines. In September 1994, was delinquent in making certain of its required royalty payments to the Company.

   Recent Developments

              In January of 1995, the Company entered into a an exclusive agreement to conduct human clinical studies of a second generation of the sequesterant technology with a very large and respected European company engaged in the business of manufacturing and marketing food supplements and weight loss products internationally. The clinical test protocol was designed as a double blind trial by a research group affiliated with the European company. The protocol was sent to the Company for approval where it was reviewed and subsequently approved by Dr. Shell, then the Company's Chief Scientific Officer. In December of 1995, the Company was informed that the results of the double blind clinical study were not statistically significant. The Company's Science Officer disputed the results, however, the European company did not exercise its option to acquire foreign sales and marketing rights to the product.

              In April of 1995, the Company's cash reserves had become critically low due in part to KCD's delinquent royalty payments, which as of March 1996, were approximately $425,000 in arrears. These events complicated negotiations with investors who had previously committed to make a substantial private placement. That commitment was subsequently withdrawn out of a concern that the Company would not collect KCD past due royalties causing the Company to remain dependent on investment capital to sustain operations. The loss of the financing commitment compounded by KCD's withholding royalty payments prevented the Company from meeting its financial obligations including employee payroll. The Company believes that was a contributing factor in William Pelzer's resignation, then the Chief Executive Officer and President. Mr. Pelzer's resignation letter cited failure on the part of the Company to provide compensation, and personal reasons.

              In May of 1995, Steven R. Westlund joined the Company as Chief Executive Officer, President, and a director. Mr. Westlund replaced former Chief Executive Officer and President William Pelzer. Mr. Westlund was experienced in restructuring financially troubled companies as well as having experience developing consumer products and markets. Mr. Westlund was introduced to the Company by certain of its shareholders and investors.

              In June of 1995, at the request of Steven Westlund, Peter Benz joined the Company as Chief Financial Officer and a director. Mr. Westlund and Mr. Benz worked together as senior management during the restructure of a similar public Company from 1992 to 1994. Mr. Benz was experienced in restructuring financially troubled public companies as well as developing investment banking relationships. With Westlund and Benz (new senior management) in place as new senior management Directors, the Company began making significant cuts in non essential of financially burdensome Company operations. Specifically, the subsidiaries were reorganized to operate as profit centers, reducing general and administrative ("G&A") overhead, shifting the Company's priorities toward revenue generating activities, securing the Company's existing revenue base, collecting delinquent royalty and other payments. The Company also began developing new markets for existing products, created a new product development group with the intention of developing and marketing new consumer food supplement products, began development of alternative financing programs such as US government sponsored research grants, and developing strategic partners for contrast microsphere research and commercial applications development, as well as other measures (all hereinafter referred to as "Management's 1996 Plan of Operation").

              Later that month the Company amended KCD's original licensing agreement as a result of demands that the current royalty payment which had be calculated on 15% of net product sales was creating problems for KCD in the marketing of SeQuester-TM-, and that it could ultimately prevent KCD from being able to market SeQuester-TM-profitability. Further, KCD stated that the 15% royalty was preventing KCD from meeting its current financial obligations, included making royalty payments to the Company. In consideration of the Company's financial problems, the Company believed was in its best interests to amend the agreement and reduce the percentage of product sales KCD would pay as a royalty. The Company also believed that such a reduction would enable KCD to meet its financial obligations. The amended agreement lowered the percentage of product sales KCD would pay as a royalty from the then 15% of net sales, to 6% of gross sales. In exchange KCD agreed to pay the Company all delinquent royalty's and future royalty's through a factor, which the Company believed would prevent KDC from further interference (See Licensing Agreements).

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

              Also in October of 1995, the Company began development of new dietary and personal care products which the Company intends to market beginning in the second half of 1996. This development, which began in October 1995 has been conducted at the Company's facilities as well as at various other facilities and laboratories by members of a newly formed product development group comprised of regulatory consultants, nutritional experts, and medical consultants. The product new development group is responsible among other things for the development of unique dietary and food supplement products which the Company plans to market beginning in the later part of 1996 under Management's 1996 Plan of Operations. The new product development group is also responsible for developing valid, supportable marketing claims based on a combination of existing clinical data combined with new data obtained through Company sponsored clinical studies.

              In October of 1995, the Seattle Regional Office of the Federal Trade Commission ("FTC") advised the Company that the FTC staff believes that the Company's sequesterant product, which was licensed to KCD and marketed by KCD under the SeQuester-TM- trade mark, has been improperly represented in advertising claims, and the same sequesterant product previously marketed by the Company under as Lipitrol-TM- was also improperly represented in advertising claims. The FTC staff advised the Company that it is prepared to recommend that a complaint be filed against the licensee, the Company and certain individuals in connection with the foregoing. The FTC staff also indicated its belief there is insufficient substantiation of the efficacy of the product for weight loss or fat sequestration. The Company and the FTC staff have agreed upon the terms of a proposed settlement in this matter, pursuant to which the Company would consent to a permanent injunction prohibiting it from making misrepresentations relating to weight loss or weight reduction products or services, or with respect to tests or studies relating to such programs or services. In addition, the Company would pay consumer redress to the FTC in an aggregate amount of $35,000 over a period of twelve months. The Company's Board of Directors voted to accept the proposal in March 1996, which now must be formally approved by the FTC.

              In October of 1995, the staff of the Securities and Exchange Commission ("SEC") advised the Company that it was considering recommending that the commission file a civil injunctive action against the Company and Dr. Shell for alleged violations of the registration provisions of the federal securities laws. These alleged violations appear to relate to the sale by the Company of unregistered shares of its common stock which involved a series of resale's of these same shares that were either directly effected or were arranged for by Clark M. Holcomb. These transactions have been the subject of an SEC investigation previously disclosed by the Company. The Company is negotiating with the SEC regarding a potential settlement of any SEC claims against the Company with respect to the above transactions. The Company anticipates that the settlement would require the Company to consent to a permanent injunction, without admitting or denying any liability, that would bar the Company from and future violations of the registration requirements of the federal securities laws. The Company believes that such a settlement would not have a materially adverse effect on the Company or its operations. However, there can be no assurance that a settlement as described above (or a settlement with any other terms) will ultimately be reached with the SEC. The Company and Dr. Shell are subject to a 1992 permanent injunction enjoining them from violating the federal securities laws.

              Also in December of 1995, the Company's Board of Directors held a special meeting of the Board of Directors for the specific purpose of forming a standing Executive Committee of the Board of Directors consisting of all directors except Dr. Shell. The Executive Committee was formed to direct management in all matters relating to the normal operations and business of the Company, and specifically in all matters relating to the Securities and Exchange Commission investigation into the possible violations of the registration provisions of the federal securities laws by Dr. Shell and the Company, which has been disclosed by the company previously. The Company had previously been in discussions with the Securities and Exchange Commission's enforcement staff in connection with this matter. Based on those discussions the Company believed that it was in its best interests that Dr. Shell resign from the Board of Directors. The Company requested that Dr. Shell resign. Dr. Shell did not resign from the Board of Directors as requested by the Company at that time.

              Effective December 31, 1995, Richard Shell, the Company's Vice President, In House counsel and director resigned all positions with the Company.

              In January of 1996, the Company entered into a broad based, long-term agreement with E-Z-EM, Inc., ("E-Z-EM"), a global leader in the sales and marketing of oral radiographic contrast agents with annual revenues in excess of $90,000,000 to conduct pre clinical and FDA approved clinical trials of the Company's contrast microspheres for certain human applications, and to develop, manufacture, and market contrast microsphere products and services. Initially, E-Z EM will fund the pre clinical animal studies which are to begin as soon as possible. The agreement as contemplated also reflects E-Z-EM's intention analyze the full impact of regulatory costs and expenses in preparation for additional capital funding to conduct FDA approved clinical trials as a Investigational New Drug ("IND") with the FDA. The agreement further establishes the future commercial relationship between the two company's where the Company will retain the rights to manufacture contrast microsphere products, while E-Z
         EM have the exclusive option to license, including the right to sub-license, all products developed under the agreement, and subsequent patent if any, with rights to global sales and marketing of the products and related services for the life of the patent or 10 years, whichever is longer. The Company believes the strategic partnering of E-Z EM and the Company will accelerate the development of human applications of the contrast microspheres and will substantially improve the possibility of these products being commercialized. In March of 1996, the Company and E-Z EM began pre clinical animal studies of the contrast microspheres for the detection of pulmonary emboli (lung blood clots) at Dartmouth Hitchcock Medical Center, and at the University of Massachusetts Medical Center.

              In January of 1996, the Company discovered that a number of Company checks were missing. The Company presumed the checks had been taken during the Christmas holiday during which time the Company's normal business had been scaled down. Upon investigation, the Company discovered that certain of the missing checks appeared to have been endorsed and recently cashed by Dr. Shell. The checks also contained the signature of the Michael Grechko, the Company's Chief Operating Officer. Michael Grechko denied having signed these checks and stated that his signature had been forged. After further investigation of the matter, the Executive Committee of the Company's Board of Directors met with Dr. Shell to discuss the matter. Dr. Shell confessed that he cashed the checks. In a subsequent meeting the Company informed Dr. Shell that he must resign from the Board of Directors, which he did on January 23, 1996. On February 6, 1996, the Company terminated Dr. Shell's employment agreement for cause. Although the Company is attempting to settle various open issues with Dr. Shell amicably, he has disputed the Company's accounting of certain FATCO royalty's which had been previously assigned to the Company by Dr. Shell and reported by the Company in its previous financial statements. Dr. Shell also recently informed the Company that he has rescinded his assignment of FATCO royalty to the Company effective January 1, 1993. Given these issues, and the possibility of other issues developing there can be no assurance an amicable settlement will be reached between Dr. Shell and the Company, or that Dr. Shell will not file a law suit against the Company relating to the termination of his employment agreement, the Company's accounting of FATCO royalty, or on any number of other matters. The Company intends to vigorously defend any proceedings initiated by Dr. Shell, and although the ultimate outcome of such defense is uncertain and not free from doubt, the Company believes it would not have any material liability.

              On February 29, 1996, KCD informed the Company that special patent counsel had recently reviewed the Company's patent covering the sequesterant technology, which is the licensed technology used in the manufacture of SeQuester-TM-, KCD's weight loss product, that on the advice of special patent counsel KCD now believes that the patent does not apply to the product licensed to KCD by Effective Health. KCD alleges the Company and Effective Health deceived and induced KCD to enter into a license agreement knowing the patent did not apply to the product KCD intended to market, which resulted in damages to KCD. The letter demands that the Company return all licensing fees and royalty's paid to it within five days, or KCD would seek to recover such licensing fees and royalty payments through litigation. The Company and Effective Health deny all of the forgoing. KCD was fully informed by the Company and Effective Health during numerous meetings prior to KCD entering into the first and amended licensing agreements with Effective Health. The Company considers this action by KCD, who is an affiliate of Clark M. Holcomb as an attempt to divert attention away from KCD's inability to make the royalty payments due the Company under the terms of the original and First Amended License agreement.

              On March 1, 1996, KCD failed to cure a default which had begun in January 1996 as a result of their failure to make past due and current royalty payments resulting in the termination of the license by the Company. The Company depended on the licensing fees and royalty payments it received from licensing of the sequesterant technology KCD, which licensing fees and royalty's represented a 48% contribution to the Company's 1995 sales. In March 1996, the Company, on behalf of its subsidiary EHI, filed an action against KCD in Los Angeles County Superior Court. This action alleges causes of action against KCD for Breach of the Amended License, Declaratory Relief and Permanent Injunction. The action is based upon the failure of KCD to pay the royalties due pursuant to the contract and their use of advertising claims in connection with the sale of the licensed products which were in excess of those which the Company authorized KCD to make. On April 8, 1996, KCD filed a cross complaint against the Company, Effective Health, Dr. Shell and William Pelzer alleging causes of action for Breach of Contract, Breach of Implied Conversion, Rescission, Good Faith and Fair Dealing, Negligence, Intentional Misrepresentation, Accounting and Constructive Trust. The Company denies all of the claims and intends to fully defend this cross complaint.

   Acquisitions

         Venus Management (MRI Units)

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

   Business

              The Company is engaged in the business of developing, manufacturing, and marketing of proprietary diagnostic imaging products and services relating to blood flow research in animals, a proprietary diagnostic imaging technology for use in human applications utilizing existing imaging equipment such as x-ray, CAT scan, MRI, and ultra sound. The Company also developed and licensed a proprietary technology for the selective entrapment or sequestration of dietary fat from food while in the gastrointestinal tract, thereby preventing the absorption of that fat into the blood stream and ultimately the body. Beginning in October 1995, the Company expanded its research and development of dietary and food supplement products with the intention of commercializing such new products beginning in the later part of 1996.

              The Company's principle mission is to provide imaging diagnosticians with a procedure to increase early detection of restrictions or blockages in human blood flow through. To achieve this the Company has developed technologies that significantly improve images obtained from diagnostic imaging equipment.

              The technology is based on micron sized solid particles, or microspheres. The challenge in developing the microsphere products was to produce products of such superior quality they are capable of retaining a high percentage of their original color or dye concentrations over extended periods. Such products would improve imaging diagnosticians ability to make rapid identification and discrimination under microscopic examination enabling early detection of restrictions or blockages in blood flow. The Company's microsphere products were designed for diagnostic imaging of human blood flow and organs, animal blood flow research, and as a potential delivery systems for pharmaceutical drugs. The Company's microspheres contain various imaging agents or other reflective indicators which create a distinctive reflection which is detectable when visualized through diagnostic imaging equipment such as x-ray, CAT scanning, ultrasound or MRI. The Company's microsphere products are described below.

   Primary Products and Services
         Non-biodegradable Colored Microsphere Products for Animal Blood Flow Research

              The Company developed a method for measuring arterial blood flow to the major organs on laboratory animals using non-radioactive polystyrene spheres ranging in size from one to twenty five microns. One of two classes of non radioactive markers, either a series of chemically linked colored dyes, or non animal enzyme markers are attached to the microspheres giving them a distinctive signal when visualized through the Company's flow cytometer imaging system. The patented process also involves a technology for separating both colored and enzyme-linked spheres from tissue and blood. The number of colored microspheres contained in tissue or organ samples is determined by direct computerized counting of the individual colored microspheres when visualized by a flow cytometer, or through other imaging systems. E-Z Trac has successfully demonstrated the feasibility and efficacy of its non-radioactive colored microspheres in previous animal blood flow studies which utilized black non-radioactive colored microspheres and alkaline hydrolysis of tissue and blood samples. The use of color "labeled" (identifiable by color during diagnostic visualization) microspheres is important in experimental studies of organ blood flow distribution and other pathologies. Simultaneous blood flow measurements following coronary artery occlusion which compared radioactive microspheres and colored microspheres have shown similar measurement correlation's of regional myocardial blood flow in zones of normal, intermediate and low blood flow. The standard measurement technique of using radioactive microspheres prevents their use by institutions that are unable to dispose of or afford the disposal cost of the radioactive waste.

         Investigator Partner Program Service for Colored Microsphere Products

              The Investigator Partner Service ("IPS") program provides a national reference laboratory service for pharmaceutical companies and academic centers engaged in animal blood flow research, as well as automated laboratory services for customers using E-Z Trac's colored microsphere products. In IPS program, investigators (customers) buy E-Z Trac's colored microspheres, perform their experiments, and send the tissue samples to E-Z Trac for automated analysis and counting in the Company's Flow Cytometer imager. To date, customers have included the National Institutes of Health, Columbia and New York Universities, the University of Southern California, Bristol Myers/Squibb and Rorer Pharmaceutical. E-Z Trac currently has the capacity to process up to 800 samples per week. The IPS program will also augment the sales of colored microspheres as well as the automated counting machines.

         Automated Analysis and Counting Machine for Colored Microsphere
         Products

              In November of 1994, the Company entered into an agreement with the Immunocytometry Systems Division of Becton Dickenson Company ("Becton") to manufacture an advanced flow cytometer to count colored microspheres. The contract was entered into after the Company had demonstrated that the Becton machine could be converted into a prototype flow cytometer to count colored microspheres. The converted flow cytometer counts colored microspheres as much as eight times faster than the previous imaging system while simultaneously improving the accuracy of its count. Although the Company believes the automated counting machine will augment the IPS program, only one unit has been sold to date. Informal market studies recently conducted by the Company indicate the that the $40,000 cost of the Becton flow cytometer is to expensive for the majority of potential users. The Company is currently studying the feasibility of developing a second image analyzer, equal in performance and accuracy, but marketed in the $20,000 price range. The same informal study indicate that such a machine would fit the limited research budgets of many potential users. However, even if the Company did development such a machine there are no assurances that such a machine could be sold, or that the size of the potential market, or the number of potential users will justify the development costs of such a machine.

         Biodegradable Contrast Microspheres for Human Diagnostic Imaging Applications

              In 1988 the Company developed a proprietary technology and product designed to observe arterial and capillary circulation in humans through the use of biodegradable contrast microspheres which significantly improve the images provided by existing x- ray, CAT scanning, ultrasound and MRI equipment. The contrast microspheres are composed of albumin (a human blood protein) and other commonly available FDA approved contrast agents. Since 1988, the Company has identified and developed a number of potential human applications including:

              Pulmonary Embolism-Lung Imaging with CAT Scan Machines. Contrast microspheres, larger than human blood cells are injected into a peripheral vein where they are carried by the blood flow into the lung capillaries. As these contrast microspheres are larger than the capillaries the become temporarily lodged in place becoming a highly reflective stationary signal allowing significantly enhanced detection and visualization when compared against the currently used liquid contrast agents which are not stationary and rapidly dilute in the blood flow. These same contrast microspheres can also be utilized to detect blood clots in the lung with CAT Scan machines.

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

              The Company believes that they will be useful as diagnostic agents in humans to detect heart disease and tumors using non-radioactive ultrasound. The Company has also produced small experimental contrast microspheres where the contents (experimental or research drugs ) of the microsphere are intentionally leaked into the blood flow providing a controlled drug delivery system.

Sequesterant Products

              The Company's fat sequesterant technology involves the selective entrapment or sequestration of dietary fat from food while in the gastrointestinal tract, thereby in theory preventing the absorption of that fat into the blood stream and ultimately the body. However, clinical studies to date have not substantiated the efficacy of the technology.

              The are substantial existing markets for dietary and weight loss products in general, including the Company's fat sequesterant products. Domestically these markets include retail, over the counter, warehouse clubs, multilevel marketing, direct response, infomercials, as well as others. The weight loss/dietary products category is one of the largest segments within the food supplement category. Independent industry analysts estimate the category in the hundreds of millions dollars annually. Based on historical performance of sequesterant technology products, the Company believes that if re-marketed in a responsible manner basing claims only on valid clinical data that potentially significant revenues can be generated from a new sequesterant technology product. First Generation Fat Sequesterant.

              The first generation sequesterant technology is based on activated fiber combination of bile and cellulose which is currently formulated and manufactured as tablets under the Company's trade secret process. The product's expected effect on fat absorption is believed to contribute to weight loss by reducing intake of fat calories while increasing the excretion of fat in the stools by preventing absorption and storage of fat by the body. However, to date clinical studies conducted by the Company are inclusive as to the products ability to absorb, or sequester fat. (See subsequent events relating to the FTC complaint regarding the marketing of SeQuester-TM- and Lipitrol-TM-).

         Advanced or Second Generation Fat Sequesterant

              The Company has completed initial development on a advanced or second phase sequesterant technology based on a vegetable sterol blend. The Company believes this new product does not violate the patent covering the first generation product. However, to date clinical studies conducted by the Company and a foreign licensee are inclusive as to the products ability to absorb, or sequester fat. The Company anticipates that the advanced generation product if marketed by a separate company under a different trade name would compete directly against the first generation product, however, the Company is unable to predict the effect such competition would have on the price or market share of either product.

         Magnetic Resonance Imaging Leasing Operations

              MRI is a sophisticated diagnostic imaging modality utilizing a strong magnetic field in conjunction with low energy electromagnetic waves which are processed by a dedicated computer to produce a high resolution images of body tissue. As with other diagnostic imaging technologies, MRI is non invasive. Since its introduction in 1983, MRI services have grown to become a $45 billion dollar market. MRI service providers generally provide diagnostic imaging services to patients referred by physicians who are either in private practice or affiliated with managed care providers or other groups. MRI service providers charge patients a fee for the service which is typically paid by the patients insurance company. Although the Company had no previous experience operating an MRI service, the Company believed that based on its knowledge of the MRI process it could become a successful MRI service provider. Secondarily, the Company believed that as the owners of MRI unit(s), the Company could utilize these units during down time to conduct tests of the Company's contrast microspheres for MRI applications.

              In 1993, the Company acquired Venus Management,
         Incorporated, ("VMI") a company which was incorporated in New York on August 1, 1989 and who's principle assets consisted of two MRI systems (the "Units") one of which was leased to MRI service provider who was operating the unit in New York state, while the second unit, which was not assembled, or operational but was leased to another MRI service provider. The Company intended to enter into a joint venture agreement on the second unit with the lease. (See Acquisitions above)


    Product Liability Insurance

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

              In October 1995, Triton established a home page on the world wide web to market its non competitive products as well as E-Z Trac's colored microspheres. E-Z Trac's products are marketed as in the non radioactive products group as "NuFLOWo FLUORESCENT MICROSPHERES WITH PROCESSING SERVICE". Triton's world wide web home page can be viewed at http://www.physiology.com. E-Z Trac and Triton believe the world wide web offers a opportunity to target vast numbers of pre qualified consumers at a very competitive cost. E-Z Trac believes that the world wide web is a important information tool in scientific research communities.

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

    Contrast Microspheres

              The Contrast microsphere is in development stage and is not in commercial distribution. The Company intends to license the sales and marketing rights for the contrast microspheres to an established distributor of contrast imaging products and services. As stated above, the Company has recently singed a broad based agreement with E-Z EM, Inc., a recognized global leader in sales and marketing of oral radiographic contrast agents, which. The agreement as contemplated provides E-Z-EM with the exclusive option to acquire global sales and marketing rights for contrast microspheres products and related services. The Company's market research indicates there is a substantial commercial market opportunity for the application of its contrast microspheres in certain diagnostic procedures utilizing x-ray, cat scan, MRI and ultra sound equipment. Customers converting to the Company's contrast microsphere products and services will not be required to purchase new diagnostic imaging equipment as the technology was designed to be readily adapted for use with installed equipment.

    Sequesterant Agents

              Products based on the Company's sequesterant technology have been marketed and sold in the US and foreign countries since 1987 under various trade names including Lipitrol-TM-, SeQuester-TM-, and others. From 1990 to 1993, Effective Health distributed Lipitrol-TM-, the Company's product based sequesterant technology. The Company sold directly to doctors, consumers, and also to small local distributors. In 1993, the Company phased out its existing relationships with doctors, consumers, and small local distributors, and as a result, the Company no longer generates any revenues from its own direct distribution of sequesterant products. The Company experienced excessive administrative costs as well as control problems in connection with the Company's direct distribution to doctors, consumers, and small local distributors and determined that a "grass roots" distribution approach, though less costly initially, would require substantially longer time to build a national distribution system. Accordingly, the Company decided that it was in its best long-term to license marketing rights to such products to established companies to established and reputable marketing companies.

              In 1994, the Company, through its Effective Health subsidiary entered into a exclusive Licensing Agreement with KCD, Incorporated, a company recently formed by Clark M. Holcomb, who represented to the Company to have the ability to distribute a consumer weight loss product based on the Company's sequesterant technology to national drug and health food chains. At the time the Company entered into the agreement, KCD had very limited management experience and financial resources. The agreement provided KCD with exclusive sales and marketing rights to the sequestration technology in the territories of the United States and Canada. The agreement required KCD to pay an initial licensing fee of $100,000, and to make minimum monthly royalty payments to maintain the license. In 1994, KCD began marketing SeQuester-TM-, a consumer weight loss product based on the sequesterant technology. The agreement also required KCD to conduct clinical studies intended to establish and validate marketing claims, for which KCD was required to assume the sole responsibility for the accuracy and validity of such marketing claims, and further to market their product in accordance with established Federal Trade Commission ("FTC") guidelines. In September 1994, was delinquent in making certain of its required royalty payments to the Company.

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

    Colored Microsphere Products and Services

              The Company believes it is the first to develop non-radioactive colored microspheres for animal blood flow measurements and as such is the first Company to directly challenge the established radioactive products, which is the Company's most significant competition. There are other Company's using microspheres in blood flow and diagnostic imaging research, however, the Company believes that no other Company has developed a highly reflective microsphere capable of being visualized for extended periods, producing substantially superior images with increased color sensitivity and distinction, and combined with the speed and accuracy of flow cytometer analysis. Further, the Company believes that the increasing regulatory restrictions and public concern will work to its advantage by , forcing researchers using radioactive products to explore alternative non-radioactive solutions. In the near term, the Company believes that sales of its colored microsphere products and services will continue to increase despite the present resistance to change from the established methods. However, the Company believes that change will occur through political and social pressures, at which time sales of the Company's colored microspheres and services should increase faster.

              The Company believes that its colored microspheres are superior to the existing products in that they provide blood flow researchers with the ability to:

              1. produce diagnostic images of at least equal, and possibly superior quality and detail compared to diagnostic images obtained using radioactive microspheres, all without the environmental hazard and costs associated with the radioactive products and its waste disposal.
              2. extend imaging times as the result of the colored microspheres ability to maintain high dye concentrations for prolonged periods.
              3.   visualize as many as eight different colors simultaneously.


         Contrast Microspheres

              The Company believes that its contrast microspheres are superior to the existing technologies in that they provide diagnosticians with the ability to:

              1. obtain faster, higher resolution images from existing x-ray, MRI or Ultrasound equipment when compared to studies without contrast agents, or with studies using liquid contras agents.
              2.   perform diagnostic imaging services at reduced costs.

              3. increase the throughput from existing imaging equipment such as digital radiographs, CAT-scans, cine CAT-scans and MRI scans.
              4. in certain indications, obtain usable images from equipment that previously could not provide such usable images when using other (other than the Company's colored microspheres) diagnostic media.

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

         Sequesterant Agents- Dietary, Weight Loss and Food Supplement Products

              The sales and marketing of retail products for general weight loss is very competitive, and closely regulated by the Federal Trade Commission ("FTC"), and in the case of pharmaceticual drugs the Food and Drug Adminstration ("FDA"). Several companies with resources much greater than those of the Company, manufacture, distribute and market general weight loss products and are direct competition for the Company. In its one attempt (the sequestrant technology) the Company has successfully competed against these larger companies by establishing a consumer point of difference based on technology. The Company plans to introduce new weight loss and nutritional products in 1996 and 1997 that are sufficiently unique both technologology and in benefit from those of the larger companies. However, no assurance can be given that the Company will release its new products as schedueled, or that competiting companies will not develop and market products which are similar to those the Compnay intends to market before the Company can, or that the Company's products will be successful.

         Raw Materials, Suppliers, and Manufacturing

              Colored Microsphere Product

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

    Contrast Microspheres

              The Company purchases raw microspheres in bulk form from unaffiliated suppliers which the Company then processes by mechanical and chemical treatment to create a sphere in a specific size and composition intended for specific clinical applications. Sizes range from one micron to twenty five microns. The Company is currently producing contrast microspheres on a regular basis for the Dartmouth Hitchcock Medical Center and University of Massachusetts pre clinical animal studies as part of the Company's agreement with E-Z EM. The Company has not encountered any difficulty purchasing raw microspheres. The Company intends to remain as the manufacturer of contrast microspheres for commercial distribution and applications.

Sequesterant Products

              Products based on the sequesterant technology have been manufactured by independent manufacturers under confidentially and secrecy agreements for the Company and it licensees. There have been several of these manufacturers since the product was first introduced by the Company. Initially the product was manufactured by D&F Industries under the Company's sub-license from FATCO (See Item 3. Legal Proceedings). The raw materials used to manufacture the product are naturally occurring substances that are readily available from multiple suppliers. The Company, or its designated manufacturers have not experienced any difficulty purchasing the raw ingredients used to manufacture this product. The Company does not intend to manufacture products based on the sequesterant technology.

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

    Royalty Agreements

              The Company is required to pay inventors royalty's equal to 6% of the Company's sales of sequesterant products to Dr. Shell, MD., and Jackie See, MD., who developed the sequesterant technology, and Francis Pizzulli, an practicing attorney and partner of the Company's Founding Predecessor, who acquired a 50% interest in Dr. See's royalty income of the sequesterant technology. The Company has been delinquent in making in these royalty payments to Dr. Shell, Dr. See and Francis Pizzulli due to KCD delinquencies (See Item 3. Legal Proceedings). Dr. Shell had assigned his portion of inventors royalty income from the licensing of the sequesterant technology to the Company in a previous assignment.

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

              Products base on the Company's sequesterant technology are generally considered to be a "food" product and, therefore, are not subject to FDA approval, provided the manufacturer or distributor does not, in the course of marketing or advertising such product, make claims of a medicinal or therapeutic nature. Moreover over-the-counter sequesterant technology products do not currently require FDA pre-market approval as a food additive, since it meets the criteria established by the FDA for product ingredients generally recognized as safe ("GRAS") by experts for food use. All of the ingredients comprising the sequesterant technology products are included in published FDA regulations that specify GRAS ingredients. Their criteria are determined by the FDA, and anyone wishing to use these ingredients commercially can conform their product to the GRAS list without notifying the FDA. Any intended use for the ingredients that differ from those promulgated or accepted on the GRAS list are then subject to potential FDA review. Moreover, the Nutrition Labeling and Education Act ("NLEA") of 1990 regulating food supplements was recently enacted, and the FDA recently has announced that it intends to become more active with respect to regulating dietary supplements such as the Company's sequesterant based products. While no specific changes have yet been announced or implemented by the FDA or the NLEA of which the Company is aware, it is possible that the Company's sequesterant products will be subject to more extensive FDA regulation in the future.

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

              In the case of the Company's intended contrast microsphere applications, each of which will require separate FDA approved human clinical studies to be conducted prior to the FDA approving marketing of a product or application, which can cost several million dollars each. Given the current regulations, the real effect of government regulations (as least for new medical products or applications) is that they place smaller companies such as this Company at a competitive disadvantage to larger companies with substantially more resources available to them. Ultimately such regulations can prevent such smaller companies from ever bringing a product or application such as the contrast microspheres to market. There are programs, many of which are Government sponsored programs such as the National Institute of Health (the "NIH") which provide financial assistance in the form of research grants. The Company has applied to the NIH for such a research grant in October 1995 for the development of its contrast microspheres in human applications. In March 1996, the NIH review board informed the Company the that the NIH medical revenue board had "informally" approved the Company's grant application (See "Research and Development"). The NIH grant provides for $100,000 to be funded immediately, and $750,000 to be funded conditioned upon the success of phase one Such programs are extremely valuable to small companies, however these same programs are also available to large companies with substantially more resources that the Company. Consequently, there can be no assurance that the Company will be able to complete clinical trials or commence marketing of the product as these activities will be dependent upon establishing the safety and efficacy of this products before the FDA will permit commercial marketing, and there can be no assurance that the Company will have adequate funds or will be able to secure adequate funds to complete such clinical trails.

         Federal Trade Commission ("FTC")


              The commercial marketing of products based on the Company's sequesterant technology requires marketing compliance with the FTC's regulations requiring truthful and substantiated advertising of a food supplement or over-the-counter drug. The FTC, along with the FDA, are charged with the regulatory oversight of companies promoting and marketing products that make claims of certain efficacy and performance, which includes products based on the Company's sequesterant technology which products have been promoted as a weight loss product.

              FTC regulations establish guidelines for the development and marketing of these products. Moreover, the Nutrition Labeling and Education Act of 1990 ("NLEA") regulating the standardized labeling of food products including food supplements and dietary weight loss products, and the FDA recently have announced their intention to take a more active interest in regulating dietary supplements such as the Company's fat sequesterant products. While the Company is not aware of any specific changes that have been announced or implemented by the FDA, or the NLEA it is possible that development and marketing of products such as the fat sequesterant will be subject to more extensive regulation in the future, which could materially affect the Company's ability to market such products in the future. Since the product formulations for both the first and advanced fat sequesterant products contain ingredients commonly found in the average diet, FDA approval to market these products is not required.

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

              In October 1995, the Seattle Regional Office of the Federal Trade Commission advised the Company that the FTC staff believes that the Company's sequestration product, which was licensed ( see subsequent events ) to and marketed by KCD under the SeQuester-TM- trade mark, has been improperly represented in advertising claims, and the same sequesterant product previously marketed by the Company under the Lipitrol-TM- trade name was also improperly represented in advertising claims. The FTC staff advised the Company that it is prepared to recommend that a complaint be filed against the licensee, the Company and certain individuals in connection with the foregoing. The FTC staff also indicated its belief there is insufficient substantiation of the efficacy of the product for weight loss and fat sequestration. The Company and the FTC staff have agreed upon the terms of a proposed settlement in this matter, pursuant to which the Company would consent to a permanent injunction prohibiting it from making misrepresentations relating to weight loss or weight reduction products or services, or with respect to tests or studies relating to such programs or services. In addition, the Company would pay consumer redress to the FTC in an aggregate amount of $35,000 over a period of twelve months. The Company's Board of Directors voted to accept the FTC proposal in March 1996, which now must be formally approved by the FTC.

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

              The Company has also conducted preliminary feasibility studies of oral applications for visualizing the gastrointestinal tract in humans. These four potential human diagnostic imaging applications ( detect lung blood clots using CAT scanning, ultrasound contrast microsphere for detection of myocardial perfusion, oral contrast microsphere for gastrointestinal tract visualization, and an MRI contrast microsphere to replace x-ray contrast media in detecting liver, heart or brain dysfunction) are targeted toward radiologists and other physicians involved in body imaging (capturing picture like images of human organs while outside the body).

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

Future Contrast Microsphere Studies

              The Company hopes to file an Investigational New Drug (" IND") with the FDA in late 1996 or 1997 for approval to commence human testing of the contrast microspheres for certain applications including pulmonary emboli. The foregoing FDA clinical trials will require substantial expenditures and may be dependent upon the applicant obtaining additional funding.

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

Sequesterant Product Studies

              In February 1995, the Company entered into a an exclusive agreement to conduct human clinical tests of an advanced generation sequestration technology recently developed by the Company with a large well known European nutritional company engaged in the business of manufacturing and marketing food supplements and weight loss products internationally. The clinical test protocol was designed as a double blind trial by a research group affiliated with the European company. The protocol was sent to the Company for approval, and was subsequently reviewed and approved by Dr. Shell the Company's Chief Scientific Officer. The European company completed the test in October 1995 and informed the Company in November 1995 that product tested did not produce statistically significant results. Based on the negative test results, the European company did not exercise their options to acquire foreign sales and marketing rights.

Strategic Relationships

              In January of 1996, the Company entered into a broad based, long-term agreement with E-Z-EM, Inc., ("E-Z-EM"), a global leader in the sales and marketing of oral radiographic contrast agents with annual revenues in excess of $90,000,000 to conduct pre clinical and FDA approved clinical trials of the Company's contrast microspheres for certain human applications, and to develop manufacture and market products, applications and services relating to the Company's contrast microspheres. Initially, E-Z EM will fund pre clinical animal studies which are to begin as soon as possible. The agreement as contemplated reflects E-Z-EM's intention analyze the full impact of regulatory costs and expenses in preparation for additional capital funding to conduct FDA approved clinical trials as a Investigational New Drug ("IND") with the FDA. The agreement further establishes the commercial relationship between the two company's where the Company will retain the rights to manufacture contrast microsphere products while E-Z EM have the exclusive option to license, including the right to sub-license, all products developed under the agreement, and subsequent patent if any, with rights to global sales and marketing of the products and related services for the life of the patent or 10 years, whichever is longer. The Company believes the strategic partnering of E-Z EM and the Company will accelerate the development of contrast microspheres for human applications and will substantially improve the possibility of these products being commercialized. In March of 1996, the Company and E-Z EM began pre clinical animal studies of the contrast microspheres for the detection of pulmonary emboli (lung blood clots) at Dartmouth Hitchcock Medical Center, and at the University of Massachusetts Medical Center.

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

              During 1996, the colored and contrast microsphere programs will be funded from grants such as the NIH grant (see below), and from strategic partners such as E-Z EM (see below), and to some extend from operating funds. The dietary and food supplement programs, which are significantly less costly than the microsphere programs, will be funded from operational and private placement funds when possible.

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

         Conflicts of Interest

              The Company believes it has a potential conflict of interest relating to the Company's former controller who after resigning from the Company began working for KCD, the Company's former licensee of the sequesterant technology, (KCD is an affiliate of Clark M. Holcomb) and who is the subject of numerous legal proceedings including the SEC investigation into certain sales and the subsequent resale's of the Company's common stock to a large number of individuals (which was previously disclosed by the Company) all of which were affected by or arranged by Clark M. Holcomb, and in which the Company has also been named. An additional potential conflict of interest concerns the law suit filed by the Company against KCD in March 1996 as a result of KCD's failure to make their royalty payments (See Item 3. Legal Proceedings).

              The Company also believes it has a potential conflict of interest with Dr. Shell, the Company's former Chairman of the Board, Chief Executive Officer and founder relating to a legal proceeding brought against D&F (See Item 3. Legal Proceedings) by Dr. Shell and the Company previously, which legal fees have been paid by the Company, concerning an agreement whereby Dr. Shell has a "right of approval" to any potential settlement the Company might make with D&F. The possibility for conflict relates to separate interests of Dr. Shell and the Company regarding the D&F proceedings. In March 1996, the Company initiated settlement discussions with D&F principles. As a result of Dr. Shell's February 6, 1996 termination by the Company, the previous conflict of interest relating to his operating a private medical practice is no longer relevant.

2.  DESCRIPTION OF PROPERTY

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

              In April 1995, Richard Willman and Nancy Holling sued Clark M. Holcomb, KCD Incorporated, Dr. Shell and the Company in Superior Court for the County of Ventura for rescission, breach of contract, breach of fiduciary duty, fraud, negligent misrepresentation, constructive trust and negligence all regarding the sales in July 1993 and September 1993 by Holcomb to Holling and Willman of Company stock. Willman and Holling allege general damages of $107,250 and $4,275 respectively plus interest, as well as punitive damages in an amount to be proven at time of trial. In July 1995, the Company executed a Settlement Agreement with Nancy Holling. There was no money demanded and none paid in connection with this settlement. The Company believes it has no obligation to Willman or Holling in connection with this matter. The Company denies the allegations and intends to contest the matter. A trial date was scheduled for April 1996 with respect to Willman, .however, in a mandatory settlement conference in March 1996, Clark M. Holcomb and the Company entered into a settlement with Willman, in which Holcomb agreed to pay Willman $100,000 in cash and to deliver to Willman 50,000 shares of restricted KCD common stock. In addition, Holcomb had previously delivered to Willman 40,000 shares of the Company's common stock which Willman will be permitted to retain as part of the settlement. The Company agreed to pay $5,000 in full settlement of this claim rather than go through the expense and time required to defend the action in trial. In July 1995, the Company executed a Settlement Agreement with Nancy Holling. There was no money demanded and none paid in connection with this settlement. The Company believes it has no obligation to Willman or Holling in connection with this matter.

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

              The Company is negotiating with the SEC regarding a potential settlement of any SEC claims against the Company with respect to the above transactions. The Company anticipates that the settlement would require the Company to consent to a permanent injunction, without admitting or denying any liability, that would bar the Company from and future violations of the registration requirements of the federal securities laws. The Company believes that such a settlement would not have a materially adverse effect on the Company or its operations. However, there can be no assurance that a settlement as described above (or a settlement with any other terms) will ultimately be reached with the SEC. The Company and Dr. Shell are subject to a 1992 permanent injunction enjoining them from violating the federal securities laws.

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

              In March 1996, the Company, on behalf of its subsidiary EHI, filed an action against KCD in Los Angeles County Superior Court. This action alleges causes of action against KCD for Breach of the Amended License, Declaratory Relief and Permanent Injunction. The action is based upon the failure of KCD to pay the royalties due pursuant to the contract and their use of advertising claims in connection with the sale of the licensed products which were in excess of those which the Company authorized KCD to make (See April 8, 1996 KCD Cross Complaint). On April 8, 1996, KCD filed a cross complaint against the Company, Effective Health, Dr. Shell and William Pelzer alleging causes of action for Breach of Contract, Breach of Implied Conversion, Rescission, Good Faith and Fair Dealing, Negligence, Intentional Misrepresentation, Accounting and Constructive. The Company denies all of the claims and intends to fully defend this cross complaint.

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

              With respect to the formal settlement of the Royalty issues with See, the Company has agreed to: (1) Pay See, beginning in July 1995 a total of 1.5% of the Company's net sales of products and 10% of the Company's receipt of royalties from the Company's licensees under certain patents owned by the Company covering colored microspheres, contrast microspheres and fat sequestration products; and, (2) pay See, over time, the sum of $32,417 which represents past due royalties for the period up to June 30, 1995; and, (3) pay See, over time, the sum of $33,062 which represents the award of attorney fees and costs to See in connection with the arbitration; and, (4) pay See, over time, the sum of $65,731 of which $35,227 is subject to adjustment based upon an accounting and $30,504 of which was conditioned upon receipt of royalties from the Company's sequesterant licensee; and,( 5) transfer 10,000 restricted shares of KCD common stock to See.

              With respect to the formal settlement of the Royalty issues executed in January 1996 with Pizzulli, the Company has agreed to (1)
         pay Pizzulli, starting in July 1995 a total of   1.5% of the net sales
         of the Company's products and 20% of the Company's receipt of royalties from the Company's licensees under certain patents owned by the Company covering colored microspheres, contrast microspheres and
         fat sequestration products; and,   (2) pay Pizzulli over time the sum
         of $93, 542 which represents the award of attorneys fees and costs to Pizzulli in connection with the arbitration; and, (3) pay Pizzulli over time the sum of $ 13, 787 which represents past due royalties or the period up to June 30, 1995; and, (4) pay Pizzulli over time the sum of $72, 244 of which $37,177 is subject to adjustment based upon an accounting and $ 35,067 of which was conditioned upon receipt of royalties from the Company's licensee; and, (5) transfer 15,000 restricted shares of KCD common stock to Pizzulli.

              Pizzulli, in addition to the arbitration pertaining to royalty issues initiated a arbitration proceeding pertaining to the timing of the sale of his restricted shares of the Company's stock. A formal settlement of the claim was entered into in January 1996. With respect to the formal settlement the Company agreed to (1) pay Pizzulli the sum of $25,000 on the execution of the agreement; and, (2) pay Pizzulli the additional sum of $75,000 on or before March 1, 1996; and, (3) pay Pizzulli, subject to certain adjustments, the additional sum of $100,000 on or before March 1, 1997; and, (4) assign to Pizzulli all of the Company's interest in and to the Promissory Note dated May 13, 1993 in the face amount of $ 265,000 payable to the Company by Clark M. Holcomb; and, (5) transfer to Pizzulli 75,000 restricted shares of KCD common stock; and, (6) transfer to Pizzulli 70,000 free trading shares of the Company's common stock; and, (7) transfer to Pizzulli 300,000 shares of the Company's restricted common stock. In addition the Company has agreed to file FORM S-3, or other forms as may be appropriate to register the shares of the Company's common stock being transferred to Pizzulli. There are also provisions in the settlement which would require the Company to issue additional shares of its restricted common stock to Pizzulli in the event that either the registration of the 300,000 restricted shares is unreasonably delayed and/or the price of the Company' common stock does not reach a specified price within an eight month period of filing the of FORM S-3.

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

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

   Proxy Statement

              On Thursday October 26, 1995, the Company held its annual shareholders meeting at 10:00 Pacific Time, at the Olympic Collection, 11301 Olympic Boulevard, Suite 204, West Los Angeles, California 90064 for the following purposes:
                   - To elect five (5) directors, Dr. Shell, Richard Shell, Steven Westlund, Peter Benz, and John Osborne, to serve until the next Annual Meeting of Shareholders and until their successors are duly elected; and,
              To consider and vote upon proposed amendments to the Company's Certificate of Incorporation that would:
                   1. Effect a reverse stock split of not less the 1 for 4, and not more that 1 for 8 shares of the Company's common stock; and,
                   2. Authorize the issuance of 5,000,000 shares of Preferred Stock with a par value of $.01 per share in one or more series from time to time with designations, rights, preferences, privileges and other terms of each series to be determined by the Board of Directors; and,
                   3. Increase the number of authorized shares of Common Stock from 25,000,000 to 50,000,000.
                   4. To transact such other business as may properly come before the meeting.

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


         Results of Shareholder Vote        Approve        Reject    Carried
         --------------------------------------------------------------------
         Election of 5 Directors            13,207,336     273,000   Yes
         Approve Reverse Split              12,207,249     993,860   Yes
         Authorization of Preferred Stock    7,207,249     983,000   No
         Increase in Authorized Shares      12,926,681     553,345   Yes

           There was no other business discussed and the meeting was adjourned.

              The Company is not planning to effect a reverse split of its common stock until such time as the Company's operations and revenues have improved substantially, either through the sales of its products and services, or through the acquisition of other products or companies, unless the acquisition of such products or companies would not be possible without effecting a reverse split.

5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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



                                  Bid Prices
                        Year      Quarter        High      Low
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

              To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future. Further, there can be no assurance that the future operations of the Company will generate the revenues and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends
              There are approximately 533 stockholders of record as of March 31, 1996.

6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CURRENT OPERATIONS

   Business

                   The Company has been engaged in the business of developing, manufacturing, and marketing proprietary diagnostic imaging products and services relating to blood flow research in animals, and the research and development of proprietary diagnostic imaging products and procedures for human applications using existing imaging equipment such as x-ray, CAT scan, MRI, and ultra sound. The Company is also engaged in the business of developing and licensing proprietary technologies for weight reduction products including a technology for the selective entrapment or sequestration of dietary fat from food while in the gastrointestinal tract, thereby preventing the absorption of that fat. The Company has also acquired two magnetic resonance imaging (MRI) units which are leased to MRI service providers, which the Company has little day to day involvement in the operations of that business (See Acquisitions, and Item 4. Legal Proceedings). Until May 1995, the Company's primary research has been to increase the early detection of restrictions or blockages in human blood flow through significantly improved diagnostic imagery using two different micron sized solid particles (microspheres) of which one is a biodegradable mixture of blood protein and other contrast agents intended for human applications, and the other a non biodegradable plastic styrene sphere intended for animal blood flow research. The Company does not yet earn revenues from human applications of microspheres, it does however, generate revenues from the sales of colored microspheres products and services for animal blood flow research. The also Company earned revenues from the licensing and royalty's of its sequesterant technology, which in 1995 accounted for approximately 71% of the Company's total 1995 (cash flow) revenues. However, KCD's license was terminated (See Recent Developments)

Results of Operations

  Summary Table for 1994 Compared to 1995

                                                                    For the Year Ended December 31
                                                                    ------------------------------
                                                              1994                                   1995

                                                                          % of                                    % of
                                                       $                Revenues              $                 Revenues
                                                   --------            --------           ---------            --------
Revenues - Products & Services
  Microspheres  and laboratory                     $210,815                 29%           $ 246,643                 29%
services
  Fat sequesterant  -Product                          3,645
                     Licensing fees and
                      royalties                      504,18                 70%             618,787                 71%
                                                   --------            --------           ---------            --------
                                                   $718,641                100%           $ 865,480                100%
                                                   --------            --------           ---------            --------
Cost of Revenues - Products &
Services
  Microspheres and laboratory services             $221,318                105%          $ 123,438                  50%
  Fat sequesterant                                   41,800                  8%          $ 274,800                  44%
                                                   --------            --------           ---------            --------
                                                   $263,118                 37%          $ 398,238                  46%
                                                   --------            --------           ---------            --------
Gross Margin - Products & Services                 $455,523                 63%          $ 467,242                  54%
                                                   --------            --------           ---------            --------
                                                   --------            --------           ---------            --------
Revenues - Lease Rentals                           $687,459                100%          $ 319,072                 100%
Cost of Revenues - Lease Operations                $481,356                 70%          $ 481,357                 151%
                                                   --------            --------           ---------            --------
Gross Margin - Lease Operations                    $206,103                 30%          $(162,285)               (30)%
                                                   --------            --------           ---------            --------
                                                   --------            --------           ---------            --------


Revenues from all Products

         Revenues from all products and services totaled $865,480, representing an increase of $146,839 (or 20%) over the year ended December 31, 1994. The increase in 1995 was primarily due to a mid year change in Company management made substantial changes in the Company's operations including a significant reduction in operating expenses beginning in May, the effect of which began in June. Overall, the Company reduced total operating expenses approximately $1,066,359 (34%) for the period beginning in May and ending December 31, 1995. Management also redirected the Company activities toward development and commercialization of weight loss, food supplement, and personal care consumer products which the Company intends to begin marketing in the later part of 1996. Since May 1995, the Company has made significant strides toward commercialization of a number of such products, however, until such time as one or more of those products are established in the marketplace, the Company will continue to be dependent, to a lesser degree as a result of downsizing, on private or institutional investment capital to support a percentage of the planned 1996 operations. restructured the Company's operations.

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

Licensing Fees and Royalty Payments from KCD

         The Company and KCD, the sequesterant technology licensee negotiated a reduction in the royalty from 15% of net sales, to 6% of gross sales effective April 1, 1995 as a result of demands made by KCD that the current royalty payment which was calculated on 15% of net sales was creating problems for KCD in the marketing of SeQuester-TM- and could ultimately prevent KCD from being able to market SeQuester-TM- profitability, and that the 15% royalty was preventing KCD from meeting its financial obligations included making its royalty payments to the Company. The Company was not in favor of the reduction, however, it did so out of a concern KCD would either terminate the agreement or would unnecessarily withhold royalty payments as it had done previously. The royalties received from KCD accounted for approximately 48% of the Company's total 1995 sales. The Amended License Agreement incorporated the terms of the original License Agreement which provided for a licensing fee of $100,000 (which KCD paid between March and May 1994), and minimum royalty payments to keep the agreement in effect over the first three years of the agreement of at least $1,258,000. Over the balance of the term of the agreement (which was to run until at 2014), KCD was required to pay minimum royalties in accordance with a formula but in no event less than $436,000 per year. Through December 31, 1995, the Company received licensing fees and royalties of $811,068, 100,000 KCD restricted common shares (as partial payment of past royalty's, valued at $217,243) including additional royalties of $138,620. The amended license agreement provides for payment of a remaining past due balance in twelve monthly installments of $18,104 plus monthly payment of interest at 1.5% per month on the outstanding balance beginning July 1, 1995. This remaining balance was $108,620 as of December 31, 1995. The amended agreement also established specific default provisions and a secure method of payment intended to prevent KCD from unnecessarily withholding or interfering with royalty payments. However, regardless of the reductions, KCD was again delinquent in making royalty payments to the Company during the latter part of 1995, and on March 1, 1996 defaulted which resulted in the termination of their license as provided for in the licensing agreement. . The Company subsequently filed an action against KCD for breach of contract relating to past and current royalty's as well as the FTC matter among other issues. (See Item 3. Legal Proceedings). The Company intends to replace KCD, and is in discussions with companies who have expressed an interest in the sequesterant technology.

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

Results of Operations - 1955 Compared to 1994

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

         Negative cash flow from operations for the year ended December 31, 1995 of $3,978,579 was reduced by non-cash charges of $1,244,954 for depreciation and amortization, $30,000 for research and development (relating to Dr. Shell), the write-off of the remaining net book value of the second MRI unit of $964,286 and $68,500 for warrants issued for financial advisory and shareholder services. Negative cash flow from operations for the year ended December 31, 1994 of $3,084,495 were reduced by non-cash charges of $795,606 for depreciation and amortization, $200,000 for research and development, $251,873 for stock issued for executive compensation under previously contracted obligations, $172,019 for stock and $58,150 for warrants issued for interest, financial consulting and legal services. In addition, the Company recorded provisions for possible non collectible notes of $125,000 (which is an offset to equity). Negative cash flow from operations after reduction for non-cash charges (of $2,307,740 in 1995 and $1,602,648 in 1994) was $1,670,839 and $1,481,847
    for the years ended December 31, 1995 and 1994, respectively.

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

Management's 1996 Plan of Operations

  The Need for a Plan

         The Company has lost money since its formation. As of December 31, 1995, the Company had an accumulated deficit of $15,398,146 and negative working capital of $1,256,610. To survive, the Company has depended on capital from private investors, issuance of private party debt, and bank financing to fund operations. Historically, the

    Company has been able to generate funds from private placements to provide capital to help sustain operations and for growth, including approximately $965,348 received by the Company from August 1995 to December 1995., However, the accumulative effect of the continuing losses became evident in April 1995 when investors withdrew a private placement commitment. In the future raising investment capital to fund losses will become impossible unless the Company can reduce expenses and increase revenues.

Objectives of the Plan

         Beginning in May 1995, the Company's newly installed management began developing a plan intended to move the Company away from its dependence on investment capital and toward profitability. Management began by making significant cuts in the Company's operational expense, the effect of which began in June 1995, and resulted in an overall decrease of 1995 operating expenses of approximately $ 1,066,359, or 34% as compared to 1994. However, that in it self is only a Band-Aid. What is needed is an overhaul. Management developed the operational plan described below:

         * make significant and lasting reductions in general and administrative costs while centralizing administrative operations, temporarily reduce spending on all research and development programs not directed at producing immediate revenues; and,
         * reorganize all Company subsidiaries to operate as profit centers by cost cutting, elimination of non essential operations, and by the elimination of duplicate general and administrative costs; and,
         *    secure existing revenue base by eliminating licensees default;
              and,
         *    increase revenues from existing products; and,
         *    develop new markets for existing products; and,
         *    develop new products for existing and new markets; and,
         * develop strategic partners for distribution, sales and marketing, research and development, commercialization of products; and develop alternative research and development financing sources such as US Government sponsored research grants; and,
         *    develop investment banking and public relations alliances; and,
         * make strategic acquisitions of consumer products companies. Results of the Plan (as of April 10, 1996)

         The plan described above was phased in beginning in June of 1995. The Company accomplished the majority of the goals set out in the plan including (1) the Company made significant and lasting reductions in G&A, temporarily halted all research and development, which it later resumed in order to manufacture contrast microspheres for pre clinical testing required as a result of a strategic agreement signed with E-Z EM; and, (2) reorganizing the E-Z Trac subdivision to operate as a profit center; and
    (3) secured sequesterant licensing revenues (temporarily, KCD defaulted again and was terminated); and, (4) increased E-Z Trac revenues (KCD was terminated); and, (5) began studying the feasibility of adapting the colored microsphere products for commercial pathology applications; and,
    (6) began development on a series of new products in October 1995, which the Company announced completion of first stage development of those products in March 1996; and, (7) signed an strategic agreement with E-Z EM to develop contrast microspheres for commercial applications; and, (8) applied for and received a research grant from the National Institute of Health ("NIH"); and, (9) began developing investment banking relationships, however, no such relationship has been established to date; and (10) developed two potential consumer product companies as acquisition candidates. Additionally, the Company raised approximately $965,348 from private placements from August 1995 to December 1995. From January 1, 1996 to April 10, 1996, the Company has raised $200,000 in one private placement, $150,000 of a $500,000 commitment of a second private placement with the balance to fund in May, and received a commitment for third private placement of $500,000 to close on April 28, 1996 with a option of a second $500,000 to fund prior to December 31, 1996. The Company also expects $100,000 to be funded from the National Institute of Health grant, with $750,000 more conditioned on the success of phase one.

Research and Development Component of Management's 1996 Plan of Operations

         The Company spent $ 259,608 in 1995 as compared to $429,393 in 1994 on research and development. The decline in 1995 is the result of limited operating capital only. The Company considers its research and development programs as the foundation upon which everything else is to be built and has been assigned it the highest priority, second only to generating immediate revenues. The Company intends to balance future research budgets and activities between long term diagnostic imaging programs based on the Company's colored and contrast microspheres, and less complex commercial programs which can develop more immediate revenues such as the dietary and food supplement products currently in development. During 1996, the colored and contrast microsphere programs will be funded from grants such as the NIH grant (see below), and from strategic partners such as E-Z EM (see below), and to some extend from operating funds. The dietary and food supplement programs, which are significantly less costly than the microsphere programs, will be funded from operational funds when possible. The new product development group, which was established in October 1995, and which will grow as needed, will act as project coordinator with the responsibility of managing the Company's research and development programs, including supervising clinical studies for both food supplement and diagnostic programs, management of regulatory affairs including FDA and FTC related matters, managing and coordinating the Company's new research grant program (See Grant Programs below) in which the Company intends to apply for simultaneous grants in four potential human diagnostic imaging applications including detection of lung blood clots using CAT scanning, ultrasound contrast microspheres for detection of myocardial perfusion, oral contrast microsphere for gastrointestinal tract visualization, and an MRI contrast microsphere to replace x-ray contrast media in detecting liver, heart or brain dysfunction, all of which are applications targeted toward radiologists and other physicians doing body imaging, which is the non invasive imaging of human organs from outside the body. The research group is also project coordinator for off site programs such as the current contrast microsphere pre clinical program being conducted Dartmouth Hitchcock Medical Center, and the University of Massachusetts Medical Center with E-Z EM, the Company's contrast microsphere strategic partner.

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

         While the Company believes that the effects of the plan have begun to turn the Company away from its dependence of investment capital to sustain operations and toward developing its own business revenues, and the Company believes that its is on schedule to release new products during 1996, there can be no assurance that the Company's plan will be successful, or that the failure of one or more components of the plan will not result in the overall failure of the plan and ultimately the Company.

Item 7. Financial Statements

    The following financial statement and schedules are filed as part of this Form 10-KSB.

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS INTERACTIVE MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENT

    CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1994 AND 1995

    CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

    CONSOLIDATED STATEMENTS OF SHAREHOLDE INVESTMENT FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FINANCIAL STATEMENTS SCHEDULES FOR THE YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995

    NONE.

8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    None

9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT, PROMOTERS AND CONTROL
   PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   Officers and Directors
The officers and directors of the Company are:
    Name                 Age      Position                           Since
  ------------------------------------------------------------------------
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


 Steven R. Westlund
         has been the Chief Executive Officer and a director of the Company since May 1995. Mr. Westlund was Chairman of the Board and Chief Executive Officer of Vitafort International Corporation from May 1993 through May 1995. Vitafort was a financially troubled public company engaged in research and development of functional foods ( foods having bio/medical value ) vitamin enriched beverages, and proprietary feeds for farm bred salmon. Mr. Westlund restructured and converted Vitafort into an operational company engaged in the manufacture, sales and marketing of fat free foods. He was Chief Executive Officer of Lorenz/Germaine Incorporated from January 1991 through May 1993, and Chairman of the Board and Chief Executive Officer of Auto Giant from January 1991 through June 1992.
    Mr. Westlund specializes in corporate restructuring and market development. Mr. Westlund was elected Chairman of the Board by the Company's Board of Directors in December 1995. (See subsequent events)

 Peter T. Benz:
         has been Chief Financial Officer and a director of the Company since May 1995 and was elected President of the Company in December 1995.
    Mr. Benz was a Senior Vice President and a Partner at Gilford Securities, Inc., a New York based banking firm from 1989 through 1992. He was Chief Operating Officer and a Director of Vitafort International Corporation, a public company in the fat free food business from 1992 through 1994. From 1994 to date, Mr. Benz has been a private investor and an investment banker. He graduated from the University of Notre Dame with a BS in Business Administration in 1982.

 John Osborne:
         has been President and Chief Executive Officer of Intermarkt USA LLC, an investment advisory firm specializing in advanced technology evaluation and acquisition, interim management and corporate restructuring since 1994. Intermarkt focuses on the funding of U.S. publicly traded corporations through European institutional partnerships. From 1990 through 1994, Mr. Osborne was President of

    Osborne Associates, a venture capital and financial consulting firm, and was a Partner in Osborne Applegate, a business consulting firm, from 1992 through 1994. For over 15 years, Mr. Osborne has held senior and executive positions in financial services and investment corporations. He has contributed to the growth of dozens of widely varied development state companies utilizing a variety of strategies, including limited partnerships, domestic and offshore private placements, convertible offerings and bridge financing. Mr. Osborne earned a bachelors degree from Hamilton College and a masters degree from Yale University. He became a director of the Company in May 1995.

 Michael Grechko
         has been the Company's Secretary and Chief Operating Officer since January 1990. In the past, he has held various marketing and business development positions in the health care industry. More recently he was Program Development Manager with a division of American Hospital Supply (now Baxter International) from April 1983 through December 1987. He joined S/S as Managing Director in January 1988 and still holds that position. Mr. Grechko received a Masters of Science degree in electrical engineering from the University of Pennsylvania in 1967.

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

10. EXECUTIVE COMPENSATION
   Summary Compensation Table
         The following table sets forth the compensation Dr. William E. Shell, the former Chairman of the Board and Chief Scientific Officer, William Pelzer, the former President and Chief Executive Officer, and Michael Grechko, Chief Operating Officer and Secretary, of the Company (collectively, the "Named Executive Officers"). No other executive of the Company received more than $100,000 total annual compensation during that period.

                                  Annual Compensation    Long Term Compensation
                                                                                          LTIP    Other
                                                 Other              Stock    Underlying   Pay     Compe
Name And Current             (1)                 Annual             Awards   Options/     outs    nsation
Principle Position   Year    Salary     Bonus    Compensation ($)   ($)      Saris (#)    ($)     ($)
- ------------------   ----    ------     -----    ----------------   ---      ---------   ----    ----
Michael Grechko      1995    $72,000
 COO & Sec           1994    $104,000                               $208,630
                     1993    $99,385                                $217,188
Dr. William Shell    1995    $72,000(1)
 Former Chief        1994    $150,000            (2)$6,000
 Science Officer
                     1993    $150,000            $6,000
William Pelzer       1995
 Former Pres./CEO    1994    (1)$240,000         $9,000
                     1993    $192,500            $8,250             $139,000

      1. Shell was compensated by the Company pursuant to a consulting agreement and not as an employee of the Company.
      2. Included in Dr. Shell's compensation is a $500.00 monthly automobile allowance.
      3. Represents the value at the time of issuance of phases of the Company's common stock award based on certain performance criteria being satisfied.
      4. 15% of this amount has been accrued but not paid as of December 31, 1994. Mr. Pelzer's compensation includes a $750.00 monthly auto allowance.

      Stock Option Exercises and Option Values

      None of the Named Executive Officers exercised any stock options during 1995. The following table contains information concerning stock options un exercised at the end of fiscal year 1995 with respect to the Named Executive Officers. No options have been exercised through June 30, 1995.

  Fiscal Year -- End Option Values

                                     Number of Unexercised                        Number of Unexercised
                                     Options Shares at                            In the Money Options
                                     Fiscal Year-End                              at Fiscal Year-End (1)
Name             Date                Exercisable              Unexercised         Exercisable            Unexercised
- ----             ----                -----------              -----------         -----------            -----------
Steven Westlund  Jan 96              3,000,000 (2)            3,000,000 (2)       $                      $
Peter Benz       Jan 96              2,000,000 (2)            2,000,000 (2)
John Osborne     Jan 96              2,000,000 (2)            2,000,000 (2)
Michael Grechko  Jan 96              1,000,000 (2)            1,000,000 (2)
William Shell    Aug. 95               750,000(3)               750,000(3)
William Pelzer   94                    200,000                  400,000           $0                     $0

   1. Represents the amount by which the aggregate market price of the shares of the Company's Common Stock subject to such options exceeded the exercise prices of such options on December 31, 1995.
   2. Represents options that were actually awarded January 6, 1996, which become exercisable on June 20, 1996, and expire on June 20, 1999.

   Employment Agreements and Directors' Compensation
     Steven Westlund
         In May 1995 (revised in January 1996), the Board of Directors approved a compensation agreement with Steven R. Westlund, President, Chief Executive Officer and Director. Pursuant to the agreement, Mr. Westlund's salary is $6,000 per month from July 1995 until such time as the Company's revenues exceed expenditures by an amount sufficient to increase his salary, or at the choosing of the Board of Directors, his salary will then be increased in increments based on the Company's ability to pay, up to a maximum amount of $15,000 per month. As soon as practicable Mr. Westlund will be added to the Company's medical insurance and the Company will obtain directors and officers insurance.
      Mr. Westlund employment agreement is three years. In partial consideration for his services, Mr. Westlund was to receive warrants to acquire up to 1.5 million shares of Common Stock, Exercisable for a period of 5-years from date of issuance with vesting to occur over the term of the agreement at exercise prices ranging from thirty to fifty cents per share. In January 1996, the agreement was modified as to the number warrants he was to receive which were increased from
      1.5 million to 3 million with an exercise price of $.15 cents for a period of three years beginning June 1996 and ending June 1999.

     Peter T. Benz
         In June 1995 (revised in January 1996), the Board of Directors approved a compensation agreement with Peter Benz, Chief Financial Officer and Director. Pursuant to the agreement, Mr. Benz salary is $4,000 per month from July 1995 until such time as the Company's revenues exceed expenditures by an amount sufficient to increase his salary, or at the choosing of the Board of Directors, his salary will then be increased in increments based on the Company's ability to pay, up to a maximum amount of $10,000 per month. As soon as practicable Mr. Benz will be added to the Company's medical insurance and the Company will obtain directors and officers insurance. Mr. Benz employment agreement is three years. In partial consideration for his services, Mr. Benz was to receive warrants to acquire up to 750,000 shares of Common Stock, Exercisable for a period of 3 years from date of issuance with vesting to occur over the term of the agreement at exercise prices ranging from thirty to fifty cents per share. In January 1996, the agreement was modified as to the number warrants he was to receive which were increased from 750,000 to 2 million with an exercise price of $.15 cents for a period of three years beginning June 1996 and ending June 1999.

     William Shell, MD.
         In June 1995, the Board of Directors approved a compensation agreement with Dr. Shell, MD, former Chairman of the Board and Chief Scientific Officer. Dr. Shell's salary was to $6,000 per month from July 1995 until such time as the Company's revenues exceed expenditures by an amount sufficient to increase his salary, or at the choosing of the Board of Directors, his salary will then be increased in increments based on the Company's ability to pay, up to a maximum amount of $15,000 per month. In partial consideration for his services, Dr. Shell was to receive warrants to acquire up to 1.5 million shares of Common Stock, Exercisable for a period of 3-years from date of issuance with vesting to occur over the term of the agreement at exercise prices ranging from thirty to fifty cents per share. In January 1996, the Company terminated
      Dr. Shell's employment with the Company. As of the termination, 750,000 had vested with an exercise price of $.30 cents. The balance of the options were canceled.

     Michael Grechko
         In January 1996, the Board of Directors approved a compensation agreement with Michael Grechko, Chief Operating Officer. Pursuant to the agreement, Mr. Grechko's salary is $6,000 per month beginning in January 1996. Mr. Grechko's employment agreement is three years. In partial consideration for his services, Mr. Grechko will receive warrants to acquire up to 1 million shares of Common Stock, Exercisable for a period of 3 years from date of issuance with vesting to occur over the term of the agreement at exercise prices of $.15 cents.

     John Osborne
         In June 1995 (revised in January 1996), the Board of Directors approved a compensation agreement with John Osborne, a member of the Board of Directors and Business Development consultant to the Company. The Company agreed to pay Mr. Osborne $4,000 per month consulting fees. Mr. Osborne's is responsible for developing potential acquisition candidates for the Company as well as developing foreign markets for the Company's products. In partial consideration for his services, Mr. Osborne received warrants to acquire up to 1 million shares of Common Stock, Exercisable for a period of 3 years beginning June 1996 and ending June 1999 at exercise price of $15 cents.

     William Pelzer
         In December 1992, the Company entered into a three-year employment agreement with William Pelzer as its President and Chief Executive Officer. The agreement, which was effective as of February 1993, provides for a base salary of $150,000 per year, increasing to $180,000 per year upon the attainment of certain criteria that already have been exceeded. The base salary has increased to $240,000 per year effective July 1993 as the result of the capital paid into the Company after December 15, 1992 exceeding $3,000,000. The base salary will further increase to $300,000 per year in the event annual Company sales exceed $5,000,000, capital paid into the Company after December 15, 1992 exceeds $4,000,000 or the Company's market capitalization equals or exceeds $200,000,000. Pursuant to the terms of that agreement, Mr. Pelzer's family trust was permitted to purchase 150,000 restricted shares of Common Stock at $0.001 per share in February 1993 and an additional 50,000 restricted shares of Common Stock at $0.001 per share in June 1993 upon the satisfaction of certain of the foregoing criteria, with the holder of such shares also receiving from the Company certain registration rights with respect to those shares. Mr. Pelzer also has been granted by the Company under this agreement options to purchase 600,000 shares of the Company's Common Stock at the market price at the time of grant, vesting equally over a three-year period commencing in 1994, under a Company stock option plan described below. In connection with the Company entering into the foregoing agreement, Clark M. Holcomb agreed to make additional payments to Mr. Pelzer to bring his annual base salary payments to $300,000 each year and to assign to Mr. Pelzer
      100,000 shares of the Company's Common Stock owned by Mr. Holcomb. However, to date Mr. Holcomb has failed to perform certain of his obligations under this agreement. March 31, 1995, Mr. Pelzer notified the Company of his intention to terminate his employment with the Company as both chief executive officer and director effective April 13, 1995.
      Mr. Pelzer's resignation cited both cause due to failure of consideration under the terms of his December 24, 1992 employment agreement as well as personal reasons. The Company is currently negotiating a settlement agreement with Mr. Pelzer.

    Directors Compensation
         Directors received no compensation for their services as such for the fiscal year ended December 31, 1995. The Company reimburses directors for out-of-pocket expenses they incur on behalf of the Company.

    Insurance
         The Company offers health and disability insurance, reimbursement of medical expenses, and other medical benefits to its full-time employees. No retirement, pension, profit sharing, or other similar programs have been adopted by the Company. However, benefits may be adopted in the future, if they are authorized by the Board of Directors. In May 1993, the Company's shareholders approved the adoption of Stock Option Plans pursuant to which options covering a total of up to 1,500,000 shares of the Company's Common Stock may be granted to the Company's officers, directors, employees and other persons providing services to the Company. No shares have been granted under such plan. (See "Certain Transactions" for a description of the securities issued to the Company's officers and directors in 1994)

 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Summary Table of Beneficial Ownership of Company's Common Stock

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

                                            Number of Shares     Percentage
      Name and Address of Beneficial Owner  Beneficially Owned   of Class (1)
      ------------------------------------  ------------------   ------------

      Dr. William E. Shell                    929,000(2)(5)          2.87%
      2139 Pontius Avenue
      Los Angeles, CA 90025

      Michael Grechko                         672,433                2.0%
      2139 Pontius Avenue
      Los Angeles, CA 90025

      Directors and Officers                  1,601,443(4)           4.96%
      as a Group (Six Persons)

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

         Includes 11,000 shares held in an Individual Retirement Account entitled "William E. Shell, MD, IRA."

         Includes 200,000 shares issuable upon exercise of warrants.

         Includes shares issuable upon exercise of warrants.

         No longer an Officer or Director

 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    Officers and Directors
         In April 1993 and in December 1994, the Company issued 312,500 and 242,593 unregistered shares of Common Stock to Michael Grechko (an officer of the Company) at $0.001 per share under the terms of his prior employment agreement with the Company.


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

         In August 1995, a consulting company, wholly owned by Mr. Benz, was paid a fee of $25,000 for consulting services rendered to the Company. (See Executive Compensation)


    Shareholder Loans
         In February 1995, the Company entered into an agreement and issued a promissory note in the principal amount of $50,000 with Sam Shell, father of Dr. Shell and Richard N. Shell, in consideration of Sam Shell's loan to the Company of $50,000. The note is due on December 31, 1995 together with interest at the rate of 8% per annum. At any time during the term of this note, the holder may elect to take payment of the principal and accrued interest thereon in the form of restricted shares of Company common stock at a price equal to that provided in the Company's next private placement after the date of the note. Sam Shell exercised his option to convert $25,000 of the principal amount of this note on July 3, 1995 and received 138,889 shares of the Company's common stock, and warrants to acquire an additional 100,000 shares of the Company's common stock.

  13.  EXHIBITS, AND REPORTS ON FORM 8K
                      (a) Exhibits
         3            Articles of Incorporation and by-law's  of the Company,
                      as amended. (1)
         4.1 Form of Warrant Agreement between the Company and Jersey Stock Transfer and Trust Company, including the Form of Warrant (as modified). (4)
         4.2          Form of Stock Purchase Warrant (issued with promissory
                      note). (2)
         10.1 License Agreement between F.A.T. Co. Research, Inc. and Dynamic Products, Inc. (1)
         10.2         Agreements between F.A.T. Co. Research, Inc. and
                      Dr. Shell and Jackie See for      Development and
                      Exploitation of Patented Invention. (1)
         10.3         Consulting Agreements between See/Shell and Drs.
                      Dr. Shell and Jackie See. (1)
         10.4 Original Equipment Manufacturing Agreement between Olympus Corporation and E-Z Trac, Inc. (3)
         10.5 Distribution Agreement between E-Z Trac Inc., and Triton Technology, Inc. (3)
         10.6 Employment Agreement between the Company and William Pelzer, Jr. dated December 24, 1992. (4)
         10.7         Agreement between William Pelzer, Jr. and Clark M.
                      Holcomb dated February 1, 1993. (4)
         10.8 Exchange of Stock Agreement and Plan of Reorganization among the Company, Venus Management, Inc. and the stockholders of Venus Management, Inc. (4)
         10.9         Co-Management Agreements dated June 30, 1993 between
                      Venus Management, Inc. and                Medical Funding
                      of America, Inc. (4)
         10.10 Agreement dated June 30, 1993 between Venus Management, Inc. and Medical Funding of America, Inc. (4)
         10.11 Letter dated August 20, 1993 between the Company and Lewis, D'Amato, Brisbois & Bisgaard re Debt Conversion Agreement. (4)
         10.12 Letter agreement dated March 13, 1993 between the Company and Clark M. Holcomb; Sale of Stock Agreement, dated
                      November 1, 1992 by and between the Company      and
                      Clark M. Holcomb; and related Promissory Note from
                      Clark M. Holcomb to the Company. (4)
         10.13 Agreement concerning MRI System, dated as of February 10, 1994 by and between Siemens Credit Corporation, Venus Management, Inc., the Company, Medical Funding of
                      America, Inc. and      Tri-County Mobile MRI, L.P. and
                      related Transfer of Interest Agreement, Corporate Guaranty by the Company, Amendment to Promissory Note of Medical Funding of America, Inc. payable to Siemens Credit Corporation and Agreement concerning Lease Payment between Venus Management, Inc. and Tri-County Mobile MRI, L.P. (4)

         10.14        Agreement dated August 27, 1992 by and between
                      Dr. William Shell and Clark M. Holcomb related to shares of the Company's Common Stock owned by Dr. Shell. (4)
         10.15 Agreement dated September 23, 1993 by and between Ladenburg, Thalmann Co., Inc. and the Company. (4)
         10.16 Consulting Agreement for Financial Public Relations dated as of February 25, 1994 by and between the Company and Robert Bienstock and Richard Washor. (4)
         10.17 License Agreement, dated March 23, 1994 by and between Effective Health, Inc. and KCD Incorporated. (4)
         10.18 Professional Services Agreement, dated April 15, 1994 by and between RAI Finanz, and the Company. (4)
         10.19        Consulting Agreement and Stock Plan dated as of
                      August 25, 1994 by and between the Company and Hy Ochberg. (4)
         10.20 Memorandum of Understanding dated as of August 16, 1994 by and between the Company and Raifinanz (USA), Inc. (4)
         10.21 Resonex Equipment Lease as of June 30, 1993 between Venus Management Company and Medical Funding of America. (4)
         10.22        Becton Dickenson Supply Agreement dated November 2, 1994.
         10.23        Form 12b-25 dated March 30, 1995.
         22.1         Subsidiaries of the Company & See/Shell Biotechnology,
                      Inc. (1)
         22.1         Subsidiaries of the Company & E-Z Trac, Inc. Articles
                      of Incorporation, Amendments                and
                      By-Laws. (1)
         22.3         Subsidiaries of the Company & Effective Health, Inc.
                      Articles of Incorporation, Amendments and By-Laws. (1)
         22.4         Subsidiaries of the Company & Venus Management, Inc.
                      Certificate of Incorporation, Amendments and By-Laws. (Included in Exhibit 10.9.)
         25           Subsidiaries of the Company. (4)
                      __________________________________
                      Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on August 7, 1990, and incorporated herein by reference.
                      Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on February 12, 1991, and incorporated herein by reference.
                      Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on June 24, 1991, and incorporated herein by reference.
                      Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, file number 33-51684-NY, as amended on September 19, 1994, and incorporated herein by reference.
         (B) Reports on Form 8-K:
                      On March 14, 1995, the Company filed a report on Form 8-K which reported under Item 5 of such form.
                      On June 21, 1995, the Company filed a report on Form 8-K which reported under Item 5 of such form.
                      On July 5, 1995, the Company filed a report on Form 8-K which reported under Items 5 and 7 of such form.
                      On August 4, 1995, the Company filed a report on Form 8-K which reported under Item 5 of such form.
                      On August 21, 1995, the Company filed a report on Form 8-K which reported under Item 5 of such form.
                      On December 28, 1995, the Company filed a report on Form 8-K which reported under Item 4 of such form.
                      (27)Financial Data Schedule (included only in EDGAR filing).

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     INTERACTIVE MEDICAL TECHNOLOGIES LTD.

Dated: May 14, 1996            By:                    /s/ Peter T. Benz
                               Peter T. Benz,__________________________________
                                             President, Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                              Date
- ---------                              -----                              ----


/s/Steven R. Westlund
_____________________________     Chief Executive Officer          May 14, 1996
Steven R. Westlund                    and Director



/s/Peter T. Benz
_____________________________     President, Chief Financial       May 14, 1996
Peter T. Benz                        Officer and Director



/s/Michael Grechko
_____________________________     Chief Accounting Officer         May 14, 1996
Michael Grechko                        and Secretary



/s/John C. Osborne
_____________________________     Director                         May 14, 1996
John C. Osborne

                 [BECKMAN HOLLANDER AND ASSOCIATES LETTERHEAD]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

May 3, 1996

Board of Directors and Shareholders
Interactive Medical Technologies Ltd.
and Subsidiaries
Los Angeles, California

We have audited the consolidated balance sheet of Interactive Medical Technologies Ltd. (a Delaware corporation) and subsidiaries as of December 31, 1995, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated balance sheet of Interactive Medical Technologies Ltd. and subsidiaries, as of December 31, 1994, and the consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1994 and 1993 were audited by other auditors whose report, dated April 13, 1995, on those statements was unqualified.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Interactive Medical Technologies Ltd. and subsidiaries, as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiaries will continue as a going concern. The following matters raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 1 to the financial statements, the Company operates under extreme liquidity constraints and, because of recurring losses, increasing difficulty in raising necessary additional capital. As of December 31, 1995, the Company has an accumulated deficit of $15,398,146 and negative working capital of $1,242,016. The Company faces continuing significant business risks, including but not limited to its loss of a major customer as discussed in Note 9, its ability to maintain vendor and supplier relationships by making timely payments, the resolution of various claims and lawsuits (discussed in a following paragraph), and overcoming future and ongoing product development and distributions issues.

Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully discussed in Note 4, the Company is subject to various claims, lawsuits, lawsuit settlements and judgments. The Company's legal costs and portions of judgments have been paid from the funds available and unpaid amount have been accrued. However, there is no assurance such funds will continue to be available, and the inability to pay judgments when due and fees of defense counsel may result in settlement of the actions on unfavorable terms to the Company.


                       Beckman Hollander and Associates

              INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1994 AND 1995

                                      ASSETS

                                                   For the Year Ended December 31,
                                                           1994       1995
                                                         --------   ---------
CURRENT ASSETS:
  Cash                                                   $ 25,215   $ 374,128
  Accounts receivable, net of allowance for doubtful
   accounts of  $170,000 in 1994 and $20,516 in 1995      110,587      65,377
  Interest receivable, net of allowance for doubtful
   accounts of $45,000 in 1994 and $59,615 in 1995          3,795          --
  Notes receivable from shareholder, net of allowance
   for doubtful accounts of $16,548 in 1995                60,186          --
  Leases receivable                                       114,414      79,241
  Inventory                                                11,200           -
  Deferred financing cost                                 168,967           -
  Due from related parties, net of allowance for
   doubtful accounts of $109,593 in 1995                    5,590       1,725
                                                       ----------  ----------
   Total current assets                                   499,954     505,877
                                                       ----------  ----------
PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, at cost, net of
  accumulated depreciation and amortization of
    $1,021,857 in 1994 and $1,303,661 in 1995
  Office equipment                                        166,357     110,974
  Leasehold improvements                                  253,710     145,860
  Magnetic resonance imaging systems                    2,743,890   1,298,247
                                                       ----------  ----------
   Property, equipment and leasehold
    improvements, net                                   3,163,957   1,555,081
                                                       ----------  ----------
OTHER ASSETS:
  Patents, net of accumulated amortization of
    $84,371 in 1994 and $107,466 in 1995                  282,510     289,486
  Deposits and other assets                                59,900      74,568
                                                       ----------  ----------
Total other assets                                        342,410     364,054
                                                       ----------  ----------
      TOTAL ASSETS                                     $4,006,321  $2,439,606
                                                       ----------  ----------
                                                       ----------  ----------


            The accompanying notes are an integral part of
                these consolidated balance sheets.

           INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1994 AND 1995

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

                                              For the Year Ended December 31,
                                                   1994          1995
                                                 ---------    ---------
CURRENT LIABILITIES
  Loans payable                                  $  34,437       88,500
  Convertible notes                                900,000       75,000
  Current portion long term note payable           387,599      318,171
  Accrued compensation and payroll taxes            68,512      206,106
  Professional services payable                    207,383      413,135
  Trade payables and other accrued expenses        104,305       75,500
  Royalties payable                                100,000      535,518
  Income taxes payable                               3,200        3,946
  Deferred revenue                                       -            -
  Deferred rent                                     12,300        8,460
  Unearned deposit                                  15,000            -
  Interest payable - long term note                 38,555       21,609
  Interest payable - convertible notes               9,000       16,542

          Total current liabilities              1,880,291    1,762,487
                                              ------------  -----------
LONG TERM NOTE PAYABLE,
  net of current portion                         1,085,403      959,538
                                              ------------  -----------
COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' DEFICIT:
    Common stock, authorized 50,000,000 shares
     of $.001 par value; issued and outstanding
     17,173,121 in 1994 and 32,282,082 in 1995      17,173       32,282
    Additional paid-in capital                  12,828,395   15,083,445
    Accumulated deficit                        (11,419,567) (15,398,146)
                                              ------------  -----------
                                                 1,426,001     (282,419)
                                              ------------  -----------
    Prepaid consulting and financing cost         (385,374)
                                              ------------  -----------
         Total  shareholders' deficit            1,040,627     (282,419)
                                              ------------  -----------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' DEFICIT                   $4,006,321   $2,425,012
                                              ------------  -----------
                                              ------------  -----------

                The accompanying notes are an integral part of
                      these consolidated balance sheets.

             INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31,  1993, 1994  AND 1995

                                       For the Year Ended December 31,
                                          1993        1994         1995
                                        --------    ---------     --------
REVENUES
  Products and services                 $441,300    $ 718,641     $865,480
  Lease rentals                          227,558      687,459      319,072
                                     -----------  -----------  -----------
                                         668,858    1,406,100    1,184,552
                                     -----------  -----------  -----------
COST AND EXPENSES:
  Cost of revenues
   Products and services                 221,229      263,118      398,238
   Lease operations                      144,250      481,356      481,357
                                     -----------  -----------  -----------

                                         365,479      744,474      879,595

  Research and development               317,274      429,393      259,608
  Selling, general and
    administrative expenses            2,870,351    3,127,762    2,061,403
                                     -----------  -----------  -----------
                                       3,553,104    4,301,629    3,320,606
                                     -----------  -----------  -----------
          Loss from operations        (2,884,246)  (2,895,529)  (2,016,054)
                                     -----------  -----------  -----------
INTEREST EXPENSE AND OTHER:
  Interest expense - other               100,364       72,748      368,526
  Interest expense - lease obligations    89,820      143,750      142,005
  Interest income                        (19,637)     (31,350)     (70,624)
  Settlements and arbitration award            -            -      554,757
  Abandonment of MRI equipment                 -            -      964,286
                                     -----------  -----------  -----------
Total interest expense and other, net    170,547      185,148    1,958,950
                                     -----------  -----------  -----------
Loss before provision
            for state income taxes    (3,054,793)  (3,080,677)  (3,975,004)
PROVISION FOR STATE INCOME TAXES           2,400        3,818        3,575
                                     -----------  -----------  -----------
NET LOSS                             $(3,057,193) $(3,084,495)  (3,978,579)
                                     -----------  -----------  -----------
                                     -----------  -----------  -----------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           14,473,000   16,639,000   20,495,000
                                     -----------  -----------  -----------
                                     -----------  -----------  -----------
NET LOSS PER SHARE                   $      (.21) $      (.19) $      (.19)
                                     -----------  -----------  -----------
                                     -----------  -----------  -----------

               The accompanying notes are an integral part of these consolidated financial statements.

             INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT (DEFICIT)

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995


                                                                                           NOTES
                                                    COMMON STOCK                       RECEIVABLE AND
                                               ----------------------    ADDITIONAL       PRE PAID
                                                 SHARES                   PAID IN      CONSULTING AND    ACCUMLATED
                                               OUTSTANDING    AMOUNT      CAPITAL      FINANCING COST      DEFICIT
                                               -----------   --------   ------------   --------------   -------------
BALANCE, December 31, 1992                      10,928,958   $ 10,928   $  5,047,947     $(419,000)     $  (5,277,879)
Issuance of common stock for cash in Private
 Placement                                         500,000        500        321,500            --                 --
Reduction of judgment paid by co-defendant              --         --       (104,000)      104,000                 --
Professional fees payable converted to equity      132,754        133        223,340            --                 --
Issuance of common stock for compensation          522,500        523        369,945            --                 --
Issuance of common stock for financial
 consulting services                               301,268        301        446,080            --                 --
Debt payable converted to equity                   326,948        327        273,775            --                 --
Issuance of warrants                                    --         --         67,215            --                 --
Issuance of common stock in connection with
 acquisition of Company                          1,000,000      1,000      1,563,151            --                 --
Issuance of common stock to officer in
 settlement of litigation                          150,000        150        104,100
Issuance of common stock upon exercise of
 warrants, net                                   2,051,450      2,052      2,137,850            --                 --
Issuance of common stock in satisfaction of
 judgment                                          283,000        283        190,129            --                 --
Payments on note from shareholder to fund
 construction                                           --         --             --       120,000                 --
Additional capital contribution from
 shareholder                                            --         --        232,884            --                 --
Receivable from exercise of warrants                    --         --             --       (35,075)                --
Net loss                                                --         --             --            --         (3,057,193)
                                                  --------       -----       -------       -------         ----------

                                                                      CONTINUED

CONTINUED

                                                                                           NOTES
                                                    COMMON STOCK                       RECEIVABLE AND
                                               ----------------------    ADDITIONAL       PRE PAID
                                                 SHARES                   PAID IN      CONSULTING AND    ACCUMLATED
                                               OUTSTANDING    AMOUNT      CAPITAL      FINANCING COST      DEFICIT
                                               -----------   --------   ------------   --------------   -------------
BALANCE, December 31, 1993                      16,196,878   $ 16,197   $ 10,873,916     $(230,075)     $  (8,335,072)
Payments on note from shareholder to fund
 construction                                           --         --             --        70,000                 --
Sale of stock                                       32,000         32         60,128            --                 --
Cash received from exercise of warrants                 --         --             --        35,075                 --
Issuance of warrants for services                       --         --         33,150            --                 --
Issuance of common stock upon exercise of
 warrants, net                                      50,150         50         46,276            --                 --
Issuance of common stock for financial
 consulting services                                55,500         55        104,284
Issuance of common stock for shareholder
 services and cash                                 150,000        150        309,300            --                 --
Issuance of common stock for legal services         36,000         36         67,644
Issuance of common stock for cash in Private
 Placement                                         360,000        360        639,767
Issuance of warrants in connection with
 Private Placements                                 23,125
Issuance of common stock for compensation          292,593        293        251,580            --                 --
Issuance of warrants for shareholder services           --         --         57,500            --                 --
Issuance of warrants for interest on note               --         --          9,750            --                 --
Issuance of warrants for financial consulting
 services                                               --         --        110,000            --                 --
Additional capital contribution from
 shareholder                                            --         --        241,975            --                 --
Provision for uncollectible accounts on
 balance of shareholder loan                            --         --             --       125,000                 --
Prepaid consulting and financing cost                   --         --             --      (385,374)                --
Net loss                                                --         --             --            --         (3,084,495)
                                                    ------      ------      --------      --------         ----------

                                                                      CONTINUED

CONTINUED

                                                                                           NOTES
                                                    COMMON STOCK                       RECEIVABLE AND
                                               ----------------------    ADDITIONAL       PRE PAID
                                                 SHARES                   PAID IN      CONSULTING AND    ACCUMLATED
                                               OUTSTANDING    AMOUNT      CAPITAL      FINANCING COST      DEFICIT
                                               -----------   --------   ------------   --------------   -------------
BALANCE, December 31, 1994                      17,173,121   $ 17,173   $ 12,828,395     $(385,374)     $ (11,419,567)
Cash received from exercise of warrants            566,279        566         73,945
Issuance of warrants for services                                             68,500
Issuance of common stock upon conversion of
 notes                                           6,328,000      6,328        768,672
Issuance of common stock for cash in Private
 Placements                                      7,746,907      7,747      1,083,497
Issuance of common stock for debt converted
 to equity                                         467,775        468         88,991
Additional capital contribution from
 shareholder                                                                 171,446
Prepaid consulting and financing cost                                                      385,374
Net loss                                                                                                   (3,978,579)
                                               -----------   ---------  ------------     ---------      -------------
BALANCE, December 31, 1995                     $32,282,082   $ 32,282   $ 15,083,446     $              $ (15,398,146)
                                               -----------   ---------  ------------     ---------      -------------
                                               -----------   ---------  ------------     ---------      -------------

              The accompanying notes are an integral part of these
                       consolidated financial statements

           INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                                    For the Year Ended December 31,
                                                 1993             1994           1995
                                              ------------    -----------    ----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net loss                                  $(3,057,193)    $(3,084,495)   (3,978,579)
    Adjustments to reconcile net loss to
      net cash (used in)
      operating activities:
      Research and development
        efforts contributed as capital            200,000         200,000        30,000
      Issuance of warrants                         67,215          58,150        68,500
      Depreciation and amortization               306,538         795,606     1,244,954
      Abandonment of MRI system                         -               -       964,286
      Provision for uncollectible accounts
        on balance of shareholder loan                  -         125,000             -
      Stock issued for  compensation              370,468         251,873             -
      Stock issued for financial
        consulting and legal services             446,381         172,019             -
      Stock issued below market price
        recorded as interest expense               75,204               -             -
        Decrease (increase) in:
        Accounts receivable                        24,168         (84,322)       45,210
        Interest receivable                       (18,992)         16,597         3,795
        Notes receivable                           25,717          24,283        60,186
        Lease receivable                         (141,705)         27,291        35,173
        Inventory                                  30,306          27,552        11,200
        Other                                     (24,188)         (6,898)      (14,668)
        Increase (decrease) in:
          Due related parties
            and former shareholders              (135,167)         (5,590)        3,865
          Professional fees and
            other payables                       (175,065)        213,009       829,326
          Deferred revenues                         6,448          (6,448)            -
          Unearned deposit                         15,000               -             -
          Income taxes payable                       (800)            800             -
          Deferred rent                            11,340             960        (3,840)
          Interest payable                         59,280         (11,725)       (9,404)
                                               ----------      ----------      --------
          Net cash used in
            operating activities               (1,915,045)     (1,286,338)     (709,996)
                                               ----------      ----------      --------


                                                                                   CONTINUED


CONTINUED

                                                 For the Year Ended December 31,
                                                   1993         1994        1995
                                                  ------       ------      ------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Expenditures for property,
      equipment and leasehold improvements     $ (239,659)   $  (43,986)   $(22,928)
    Expenditures for patents                      (55,017)      (61,721)    (30,071)
                                               ----------    ----------    --------

          Net cash used in
            investing activities                 (294,676)     (105,707)    (52,999)
                                               ----------    ----------    --------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Proceeds (repayment) - bank line of credit                  (28,000)
    Payments on notes payable                    (205,000)          -       (50,000)
    Payments on long-term note                    (45,313)     (287,030)   (195,293)
    Proceeds from exercise of warrants          2,104,827        81,401      74,511
    Proceeds from loans payable                      -           34,437      50,000
    Net proceeds from issuance
      of convertible notes                           -          714,770         -
    Net proceeds from sale of
      common stock                                322,000       715,287   1,091,244
    Additional capital contribution
      from shareholders                            32,884        41,975     141,446
    Proceeds from repayment of
      shareholder loan                               -           70,000         -
                                               ----------    ----------   ---------
    Net cash provided by
       financing activities                     2,181,398     1,370,840   1,111,908
                                               ----------    ----------   ---------
NET INCREASE
 (DECREASE) IN CASH                               (28,323)      (21,205)    348,913

CASH, beginning of period                          74,743        46,420      25,215
                                               ----------    ----------   ---------
CASH, end of period                            $   46,420    $   25,215   $ 374,128
                                               ----------    ----------   ---------
                                               ----------    ----------   ---------





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

      The Company has incurred net losses of $3,057,193 and $3,084,495 for the years ended December 31, 1993 and 1994 and $3,978,579 for the year ended December 31, 1995. The continuing losses are the result of unprofitable operations, excessive litigation and defense costs resulting from the Company's previous business relationships and activities including repeated regulatory agency investigations relating to possible securities violations and false or misleading marketing claims for its dietary products, an imbalanced G&A expense ( excessive in light of the Company's unprofitable history), inability to successfully commercialize and market products. The accu-mulative effect of the continuing losses have adversely affected the liquidity of the Company, as well as the Company's ability to raise necessary future working capital.

      As of December 31, 1995, the Company had an accumulated deficit of $15,398,146 and negative working capital of $1,256,610. In addition, the Company remains subject to various business risks including but not limited to its ability to maintain vendor and supplier relationships by paying bills when due, and overcoming future and ongoing product development, distribution and marketing issues. Also the Company and certain of its previous man-agement, officers and directors have been named in various litigation, along with the Company, resulting in the Company being the subject of various claims, counter claims, lawsuits, counter law suits, settlements and judg-ments, all placing a significant drain on the Company limited capital. The Company's significant legal costs re-lating to the foregoing have been paid from available funds including investment capital and has contributed significantly to the acclimated deficit with unpaid legal fees being accrued.

MANAGEMENT'S 1996 PLAN OF OPERATIONS

      The Company has continuously lost money since its formation. As of December 31, 1995, the Company had an accumulated deficit of $15,398,146 and negative working capital of $1,256,610. To survive, the Company has depended on capital from private investors, issuance of private party debt, and bank financing to fund operations. Historically, the Company has been able to generate funds from private placements to provide capital to help sustain operations and for growth, including approximately $965,348 received by the Company from August 1995 to December 1995., However, the accumulative effect of the continuing losses became evident in April 1995 when inves-tors withdrew a private placement commitment. In the future raising investment capital to fund losses will become impossible unless the Company can reduce expenses and increase revenues.

      Beginning in May 1995, the Company's newly installed management began developing a plan intended to move the Company away from its dependence on investment capital and toward profitability. Management began by making significant cuts in the Company's operational expense, the effect of which began in June 1995, and resulted in an overall decrease of 1995 operating expenses of approximately $1,066,359, or 34% as compared to 1994. However, that in it self is only a Band-Aid. What is needed is an overhaul. Management developed the operational plan described below:

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

            4.  increase revenues from existing products; and,

            5.  develop new markets for existing products; and,

            6.  develop new products for existing and new markets; and,

            7. develop strategic partners for distribution, sales and marketing, research and development, commercialization of products; and develop alternative research and development financing sources such as US Government sponsored research grants; and,

            8. develop investment banking and public relations alliances; and,

            9.  make strategic acquisitions of consumer products companies.


Results of the Plan (as of April 10, 1996)

      The plan described above was phased in beginning in June of 1995. The Company accomplished the majority of the goals set out in the plan including
   (1) the Company made significant and lasting reductions in G&A, tempo-rarily halted all research and development, which it later resumed in order to manufacture contrast microspheres for pre clinical testing required as a result of a strategic agreement signed with E-Z EM; and, (2) reorganizing the E-Z Trac subdivision to operate as a profit center; and (3) secured sequesterant licensing revenues (temporarily, KCD defaulted again and was terminated); and, (4) increased E-Z Trac revenues (KCD was terminated); and,
   (5) began studying the feasibility of adapting the colored microsphere products for commercial pathology applica-tions; and, (6) began development on a series of new products in October 1995, which the Company announced com-pletion of first stage development of those products in March 1996; and,
   (7) signed an strategic agreement with E-Z EM to develop contrast microspheres for commercial applications; and, (8) applied for and received a research grant from the National

   Institute of Health ("NIH"); and, (9) began developing investment banking relationships, however, no such relationship has been established to date; and (10) developed two potential consumer product companies as acquisition candidates. Additionally, the Company raised approximately $965,348 from private place-ments from August 1995 to December 1995. From January 1, 1996 to April 10, 1996, the Company has raised $200,000 in one private placement, $150,000 of a $500,000 commitment of a second private placement with the balance to fund in May, and received a commitment for third private placement of $500,000 to close on April 28, 1996 with a option of a second $500,000 to fund prior to December 31, 1996. The Company also expects $100,000 to be funded from the National Institute of Health grant, with $750,000 more conditioned on the success of phase one.

Research and Development Component of Management's 1996 Plan of Operations

      The Company spent $ 259,608 in 1995 as compared to $429,393 in 1994 on research and development. The decline in 1995 is the result of limited operating capital only. The Company considers its research and development programs as the foundation upon which everything else is to be built and has been assigned it the highest priority, second only to generating immediate revenues. The Company intends to balance future research budgets and activities between long term diagnostic imaging programs based on the Company's colored and contrast microspheres, and less complex commercial programs which can develop more immediate revenues such as the dietary and food supple-ment products currently in development. During 1996, the colored and contrast microsphere programs will be funded from grants such as the NIH grant (see below), and from strategic partners such as E-Z EM (see below), and to some extend from operating funds. The dietary and food supplement programs, which are significantly less costly than the microsphere programs, will be funded from operational funds when possible. The new product development group, which was established in October 1995, and which will grow as needed, will act as project coordinator with the responsibility of managing the Company's research and development programs, including supervising clinical studies for both food supplement and diagnostic programs, management of regulatory affairs including FDA and FTC related matters, managing and coordinating the Company's new research grant program (See Grant Programs below) in which the Company intends to apply for simultaneous grants in four potential human diagnostic imaging applications including detection of lung blood clots using CAT scanning, ultrasound contrast microspheres for detection of myocardial perfusion, oral contrast microsphere for gastrointestinal tract visualization, and an MRI contrast microsphere to replace x-ray contrast media in detecting liver, heart or brain dysfunction, all of which are ap-plications targeted toward radiologists and other physicians doing body imaging, which is the non invasive imaging of human organs from outside the body. The research group is also project coordinator for off site programs such as the current contrast microsphere pre clinical program being conducted Dartmouth Hitchcock Medical Center, and the University of Massachusetts Medical Center with E-Z EM, the Company's contrast microsphere strategic partner.

Grant Program

      The US government sponsors a number of programs intended to give promising technologies and companies a com-petitive chance to get their products or applications through the government regulatory process. Such programs are extremely valuable to small companies. The Company's 1996 research and development program includes applying for grants in four potential human diagnostic imaging applications which include, detection of lung blood clots using CAT scanning, ultrasound contrast microspheres for detection of myocardial perfusion, oral contrast microsphere for gastrointestinal tract visualization, and an

   MRI contrast microsphere to replace x-ray contrast media in detecting liver, heart or brain dysfunction, all of which are applications targeted toward radiologists and other physicians doing body imaging, which is the non invasive imaging of human organs from outside the body. The Company also intends to apply for grants actual FDA clinical studies of pulmonary emboli application of contrast microspheres. The Company's product development unit will coordinate submission of applications, assignment of principle investigators, and manage the individual programs from through the clinical study.

      While the Company believes that the effects of the plan have begun to turn the Company away from its dependence of investment capital to sustain operations and toward developing its own business revenues, and the Company believes that its is on schedule to release new products during 1996, there can be no assurance that the Company's plan will be successful, or that the failure of one or more components of the plan will not result in the overall failure of the plan and ultimately the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BUSINESS AND BASIS OF RESENTATION

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

      The consolidated financial statements include the activity of See/Shell and its subsidiary E-Z Trac, Inc. consolidated with Interactive Medical Technologies Ltd. from January 17, 1990 when Interactive and See/Shell merged as well as the Company's subsidiary Effective Health, from it's inception in May 1990. The merger is re-flected as a re-capitalization of See/Shell and the issuance of stock for cash for See/Shell. Effective June 30, 1993, the Company acquired Venus Management, Inc. which has been included in the consolidated financial state-ments since that date.

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

Revenue Recognition - Products and Services

      The Company markets its products and technology through distributors, license agreements and Company personnel. Revenue from products is recognized upon shipment and revenue from services is recognized when the service has been performed. Revenue from products and services is comprised of the following:

                                                  1993      1994      1995
                                                --------  --------  --------
Sales of Colored Microspheres and IPS
  Laboratory services                           $263,361  $210,815  $246,692
  Sales of Flow Cytomter                        $ 35,000
  Sales of fat Sequesterant $                   $142,939  $3,645
  Licensing fees and royalties fat sequesterant           $504,181  $618,788
                                                --------  --------  --------
                                                $441,300  $718,641  $865,480
                                                --------  --------  --------
                                                --------  --------  --------


      For the year ended December 31, 1993, three customers each accounted for over 10% of Company revenues from products and services. Revenues from each of these customers accounted for 19, 15 and 11% for the year ended December 31, 1993.

      The Company's largest customer in 1993 (19% of revenues from products and services) has ceased its opera-tions as a result of recent FTC regulatory action unrelated to the Company's products. Related receivables have been written off in 1993.

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

      Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the adjusted basis of fixed assets and patents for financial and income tax reporting. The deferred tax assets and liabilities repre-sent the future tax return consequences of those differences. Which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also being recognized for operating losses that are available to offset future federal income taxes.

Loss Per Share

      Loss per share is based upon weighted average number of common shares outstanding during the periods. Common share equivalents are not considered as they would be anti-dilutive.

NOTE 3.CAPITAL TRANSACTIONS AND LONG TERM DEBT

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

      In June 1993, 10,000 restricted shares were issued by the Company to an unaffiliated third party for con-sulting services and the Company recorded $14,280 as compensation expense.

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

      In October 1993, the Company issued 200,000 warrants to purchase shares at $2.75 per share over a five-year period and 100,000 warrants to purchase shares at $3.00 per share over a five-year period in exchange for finan-cial advisory services and recorded as the value of the warrants, $25,000 as consulting fees. These warrants contain certain anti-dilute provisions and registration rights.

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

      These warrants were exercised in December 1994. In November 1994, the Company issued 4,000 warrants to purchase restricted shares at $.01 per share over a three year period to unaffiliated third parties for consider-ation of extension of a short-term promissory note. The Company recorded $6,000 as the value of the warrants as interest expense. These warrants were exercised in Dec. 1994.

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

              Number         Exercise          Vesting
         of Warrants            Price             Date           Value
         -----------            -----             ----           -----
             100,000           $  .01           Nov 94       $  90,000
             100,000           $  .88           Nov 94       $   5,000
             150,000           $ 2.00         **Nov 94       $   7,000
             150,000      *$Mkt Price
            --------
            5000,000                                         $ 110,000
            --------                                         ---------
            --------                                         ---------


                 *Exercise price equal to market price @ vesting
          *25,000 Options to vest each month starting in November 1994

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


           Number of        Exercise          Vesting
            Warrants           Price             Date        Value
            --------           -----             ----        -----
              50,000          $  .01         Dec 1994    $  45,000
             150,000          $ 1.00         Dec 1994    $   7,500
              50,000          $ 1.50         Jun 1995    $   2,500
              50,000          $ 2.00         Dec 1995    $   2,500
             -------                                     ---------

             300,000                                     $   7,500
             -------                                     ----------
             -------                                     ----------

      The warrants have a term of three years from vesting date and contain registration rights. The Company recorded $57,500 as the value of the warrants, as prepaid consulting fees as an offset to equity. In February, 1995, these warrants were modified as follows:


          Number of         Exercise        Vesting
           Warrants            Price           Date            Value
           --------            -----           ----            ------
            150,000           $  .01        Feb  95          $118,500
             50,000           $  .75        Feb  95          $  2,500
             50,000           $ 1.00         Aug 95          $  2,500
             50,000           $ 1.50        Feb  96          $  2,500
            -------                                          --------
            300,000                                          $126,000
            -------                                          --------
            -------                                          --------

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

   ("Tri-County"), whose general partner is Diagnostics Resource Funding.
   This lease provides for monthly payments of $37,926 to Venus Management, Inc. ("VMI") through August 1999 and $68,589 in September 1999 (with such payments being guaranteed by Medical Funding of America, Inc., "MFA"), and VMI is required to make monthly installment payments (which includes interest at 10.5% per annum on the unpaid principal balance) for the first Unit to a third party finance company of $32,360 through August 1999 and $68,589 in September 1999. As of December 31, 1995, the balance of this debt aggregated $1,299,318 (including interest currently due of $21,609) of which $339,780 is due within the next twelve months. This lease provides for a purchase option at the expiration of the initial term of such lease equal to the then fair market value of the first Unit.

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

      Receivables of $270,270 related to a portion of these lease payments were written off during 1994 and none were accrued for 1995 (Note 4). Depreciation on the second Unit commenced during the first quarter of 1994. This lease provides for a purchase option at the expiration of the initial term of such lease equal to the then fair market value of the second Unit, but not to exceed fifteen percent (15%) of the original capitalized cost ($1,35-0,000), payable during the year following the expiration of the initial term of such lease in twelve equal monthly payments. This second machine was abandoned in December 1995.

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

NOTE 4.  COMMITMENTS AND CONTINGENCIES (LEGAL PROCEEDINGS)

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

      In April 1994, Rod Sherman and Computer Buddy sued Clark M. Holcomb and the Company in Superior Court for the County of Los Angeles for breach of an alleged oral contract pursuant to which Holcomb and the Company were to pay Sherman a finder's fee for all shares of the Company's stock sold to third alleges that $58,000 remains owing to him. Sherman is seeking this amount in his lawsuit although the Company believes that it has no obligation or liability to Sherman in connection with this matter. A trial date has currently been scheduled for May 1996. The Company denies the allegations and intends to vigorously contest the matter.

      In March 1995, Donald Seidel sued Clark M. Holcomb, Dr. Shell, George Berger and the Company in the Superior Court for the County of Los Angeles, which was served on the Company in May 1995. This action alleges breach of contract, fraud, nonpayment for services, conspiracy to defraud, unjust enrichment and conversion. Plaintiff is seeking general and compensatory damages of at least $692,000 and special and consequential damages of not less than $170,000, together with exemplary and punitive damages. It is alleged that the Company conspired to defraud plaintiff of his shares of Company stock and deprive him of payment for services. The Company denies these allegations and intends to vigorously contest the matter.

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

      In January 1996, FATCO filed a First Amended Cross-Complaint alleging causes of action against Dr. Shell, the Company, EHI and KCD for Breach of Contract, Breach of Fiduciary Duty, Interference with Prospective Economic Advantage, Misappropriation of Trade Secrets, Conversion, Constructive Trust, Accounting and Permanent Injunction. Each of these causes of action relate to the action of the Company in entering into the License Agreement with KCD and were in response to an action by William Shell against FATCO. The Company has filed an answer denying all of the allegations contained in the Cross-Complaint and intend to fully defend this matter. The basis of this cross complaint appears to pertain to the license agreement between EHI and KCD, Inc., which as of March 1, 1996 was canceled as a result of KCD's failure to make royalty payments to the Company. (See Item 4. Legal Proceedings, below).

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

      In January 1995, Dr. Shell, on behalf of FATCO, filed another action in the Orange County Superior Court of the State of California substantially similar to the action filed by Dr. Shell in 1993 against Dynamic Products, Inc. This newly filed action names certain individual shareholders and directors of FATCO, Dynamic and D&F Industries as well as Herbalife International Inc. ("Herbalife"). In March 1995, this action and the lawsuit against eHrbalife described below were settled with respect to Herbalife and its directors, with neither party making any payments to the other in connection with this settlement.

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

      In August 1995, the Company, Dr. Jackie See and Francis Pizzulli entered into preliminary settlement agreements regarding the pending arbitration proceedings before the Judicial Arbitration and Mediation Service, Inc., in Santa Monica, California. Subse-quently, the Company, Dr. Jackie See and Francis Pizzulli entered into a formal settlement agreement relating to the above arbitration proceedings, Both See and Pizzulli had initiated arbitration proceedings relating to the payment of royalty's pursuant to the existing Royalty Agreements between the Company and See. See had previously transferred a 50% interest in his Royalty Agreements with the Company to Pizzulli.

      With respect to the formal settlement of the Royalty issues with See, the Company has agreed to: (1) Pay See, beginning in July 1995 a total of 1.5% of the Company's net sales of products and 10% of the Company's receipt of royalties from the Company's licensees under certain patents owned by the Company covering colored microspheres, contrast microspheres and fat sequestration products; and, (2) pay See, over time, the sum of $32,417 which represents past due royalties for the period up to June 30, 1995; and, (3) pay See, over time, the sum of $33,062 which represents the award of attorney fees and costs to See in connection with the arbitration; and, (4) pay See, over time, the sum of $65,731 of which $35,227 is subject to adjustment based upon an accounting and $30,504 of which was conditioned upon receipt of royalties from the Company's sequesterant licensee; and, (5) transfer 10,000 restricted shares of KCD common stock to See.

      With respect to the formal settlement of the Royalty issues executed in January 1996 with Pizzulli, the Company has agreed to (1) pay Pizzulli, starting in July 1995 a total of 1.5% of the net sales of the Company's products and 20% of the Company's receipt of royalties from the Company's licensees under certain patents owned by the Company covering colored microspheres, contrast microspheres and fat sequestration products; and, (2) pay Pizzulli over time the sum of $93, 542 which represents the award of attorneys fees and costs to Pizzulli in connection with the arbitration;
   and, (3) pay Pizzulli over time the sum of $ 13,787 which represents past due royalties or the period up to June 30, 1995; and, (4) pay Pizzulli over time the sum of $72, 244 of which $37,177 is subject to adjustment based upon an accounting and $ 35,067 of which was conditioned upon receipt of royalties from the Company's licensee; and, (5) transfer 15,000 restricted shares of KCD common stock to Pizzulli.

      Pizzulli, in addition to the arbitration pertaining to royalty issues initiated a arbitration proceeding pertaining to the timing of the sale of his restricted shares of the Company's stock. A formal settlement of the claim was entered into in January 1996. With respect to the formal settlement the Company agreed to (1) pay Pizzulli the sum of $25,000 on the execution of the agreement; and, (2) pay Pizzulli the additional sum of $75,000 on or before March 1, 1996; and, (3) pay Pizzulli, subject to certain adjustments, the additional sum of $100,000 on or before March 1, 1997; and, (4) assign to Pizzulli all of the Company's interest in and to the Promissory Note dated May 13, 1993 in the face amount of $ 265,000 payable to the Company by Clark
   M. Holcomb; and, (5) transfer to Pizzulli 75,000 restricted shares of KCD common stock; and, (6) transfer to Pizzulli 70,000 free trading shares of the Company's common stock; and, (7) transfer to Pizzulli 300,000 shares of the Company's restricted common stock. In addition the Company has agreed to file FORM S-3, or other forms as may be appropriate to register the shares of the Company's common stock being transferred to Pizzulli. There are also provisions in the settlement which would require the Company to issue additional shares of its restricted common stock to Pizzulli in the event that either the registration of the 300,000 restricted shares is unreasonably delayed and/or the price of the Company' common stock does not reach a specified price within an eight month period of filing the of FORM S-3.

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

      Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any law suits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of December 31, 1995 and intends to vigorously defend against these actions.

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

Employment Contracts

   Steven Westlund

      In May 1995 (revised in January 1996), the Board of Directors approved a compensation agreement with Steven R. Westlund, President, Chief Executive Officer and Director. Pursuant to the agreement, Mr. Westlund's salary is $6,000 per month from July 1995 until such time as the Company's revenues exceed expenditures by an amount sufficient to increase his salary, or at the choosing of the Board of Directors, his salary will then be increased in increments based on the Company's ability to pay, up to a maximum amount of $15,000 per month. As soon as practicable Mr. Westlund will be added to the Company's medical insurance and the Company will obtain directors and officers insurance. Mr. Westlund employment agreement is three years. In partial consideration for his services, Mr. Westlund was to receive warrants to acquire up to 1.5 million shares of Common Stock, Exercisable for a period of 5-years from date of issuance with vesting to occur over the term of the agreement at exercise prices ranging from thirty to fifty cents per share. In January 1996, the agreement was modified as to the number warrants he was to receive which were increased from 1.5 million to 3 million with an exercise price of $.15 CENTS for a period of three years beginning June 1996 and ending June 1999.

   Peter Benz

      In June 1995 (revised in January 1996), the Board of Directors approved a compensation agreement with Peter Benz, Chief Financial Officer and Director. Pursuant to the agreement, Mr. Benz salary is $4,000 per month from July 1995 until such time as the Company's revenues exceed expenditures by an amount sufficient to increase his salary, or at the choosing of the Board of Directors, his salary will then be increased in increments based on the Company's ability to pay, up to a maximum amount of $10,000 per month. As soon as practicable Mr. Benz will be added to the Company's medical insurance and the Company will obtain directors and officers insurance. Mr. Benz employment agreement is three years. In partial consideration for his services, Mr. Benz was to receive warrants to acquire up to 750,000 shares of Common Stock, Exercisable for a period of 3 years from date of issuance with vesting to occur over the term of the agreement at exercise prices ranging from thirty to fifty cents per share. In January 1996, the agreement was modified as to the number warrants he was to receive which were increased from 750,000 to 2 million with an exercise price of $.15 CENTS for a period of three years beginning June 1996 and ending June 1999.

   William Shell

      In June 1995, the Board of Directors approved a compensation agreement with William Shell, MD, former Chairman of the Board and Chief Scientific Officer. Dr. Shell's salary was to $6,000 per month from July 1995 until such time as the Company's revenues exceed expenditures by an amount sufficient to increase his salary, or at the choosing of the Board of Directors, his salary will then be increased in increments based on the Company's ability to pay, up to a maximum amount of $15,000 per month. In partial consideration for his services, Dr. Shell was to receive warrants to acquire up to 1.5 million shares of Common Stock, Exercisable for a period of 3-years from date of issuance with vesting to occur over the term of the agreement at exercise prices ranging from thirty to fifty cents per share. In January 1996, the Company terminated Dr. Shell's employment with the Company. As of the termination, 750,000 had vested with an exercise price of $.30 CENTS. The balance of the options were canceled.

   Michael Grechko

   In January 1996, the Board of Directors approved a compensation agreement with Michael Grechko, Chief Operating Officer. Pursuant to the agreement, Mr. Grechko's salary is $6,000 per month beginning in January 1996. Mr.
   Grechko's employment agreement is three years. In partial consideration for his services, Mr. Grechko will receive warrants to acquire up to 1 million shares of Common Stock, Exercisable for a period of 3 years from date of issuance with vesting to occur over the term of the agreement at exercise prices of $.15 CENTS.

   John Osborne

      In June 1995 (revised in January 1996), the Board of Directors approved a compensation agreement with John Osborne, a member of the Board of Directors and Business Development consultant to the Company. The Company agreed to pay Mr. Osborne $4,000 per month consulting fees. Mr. Osborne's is responsible for developing potential acquisition candidates for the Company as well as developing foreign markets for the Company's products. In partial consideration for his services, Mr. Osborne received warrants to acquire up to 1 million shares of Common Stock, Exercisable for a period of 3 years beginning June 1996 and ending June 1999 at exercise price of $15 CENTS.

      In December 1992, the Company entered into a three-year employment agreement with William Pelzer as its President and Chief Executive Officer. The agreement, which was effective as of February 1993, provides for a base salary of $150,000 per year, increasing to $180,000 per year upon the attainment of certain criteria that already have been exceeded.

   William Pelzer

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

      The Company offers health and disability insurance, reimbursement of medical expenses, and other medical benefits to its full-time employees. No retirement, pension, profit sharing, or other similar programs have been adopted by the Company. However, benefits may be adopted in the future, if they are authorized by the Board of Directors. In May 1993, the Company's shareholders approved the adoption of Stock Option Plans pursuant to which options covering a total of up to 1,500,000 shares of the Company's Common Stock may be granted to the Company's officers, directors, employees and other persons providing services to the Company. No shares have been granted under such plan. (See "Certain Transactions" for a description of the securities issued to the Company's officers and directors in 1994).

      On March 31, 1995, Mr. William Pelzer notified the Company of his intention to terminate his employment with the Company as both chief executive officer and director effective April 13, 1995. Mr. Pelzer's resignation cited both cause due to failure of consideration under the terms of his December 24, 1992 employment agreement as well as personal reasons. The Company is negotiating a settlement with Mr. Pelzer.

NOTE 5. STOCK OPTION PLANS

      In May 1993, the Company's shareholders approved the adoption of Stock Option Plans pursuant to which options covering a total of up to 1,500,000 shares of the Com-pany's common stock may be granted to the Company's officers, directors, employees and other persons providing services to the Company. To date, the Company has granted options, at fair market value as of the grant date (which range from $0.875 to $2.625 per share), to officers, directors and employees covering 673,000 shares of common stock under a plan that will be formally adopted by the Company's Board of Directors pursuant to the foregoing shareholder authorization. None of the issued options have been exercised as of December 31, 1995.

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

      In December 1994, the Company issued 300,000 warrants for financial advisory and consulting services to be provided over a two year period. The value of the warrants of $57,500 was charged to prepaid consulting fees as an offset to equity. In February 1995 these warrants were modified and an additional $68,500 was charged to pre-paid consulting fees.

      In September and October 1995, the Company issued 2,266,184 shares of Company common stock in connection with conversion of $300,000 of convertible notes.

      In November 1995, the Company issued 6,328,000 shares of Company common stock in connection with conversion of $825,000 of convertible notes.






NOTE 8. UNAUDITED QUARTERLY RESULTS

      Unaudited quarterly results of operations for each of the quarters in the three years ended December 31, 1995.

   Fiscal 1995 (By Quarter)     First       Second       Third       Fourth
      Revenues               $ 398,378    $ 309,738    $350,906    $   125,530
      Gross profit           $ 230,518    $ 131,190    $138,404    $  (203,318)
      Net loss               $(721,630)   $(460,940)   $509,102)   $(2,286,907)
      Net loss per share     $    (.04)   $    (.03)   $   (.03)   $      (.09)

   Fiscal 1994
      Revenues               $ 277,055    $ 303,064    $484,224    $   341,757

      Gross profit           $ 122,275    $ 142,194    $ 335,895   $    61,262
      Net loss               $(682,095)   $(846,968)   $(431,982)  $(1,123,450)
      Net loss per share     $    (.04)   $    (.05)   $    (.03)  $      (.07)
   Fiscal 1993
      Revenues               $ 182,206    $ 113,954    $ 190,302   $   182,396
      Gross profit           $  89,608    $  46,014    $ 102,469   $    65,288
      Net loss               $(780,383)   $(731,728)   $ 543,537)  $(1,001,545)
      Net loss per share     $    (.07)   $    (.05)   $    (.03)  $      (.06)

NOTE 9. SUBSEQUENT TO YEAR END.

   Subsequent to year end, the Company terminated its License Agreement with KCD. KCD licensed the Company's seques-tration technology which represented approximately 48% of the Company's 1995 sales. Should the Company not be able to replace the licensee or fail to license other products currently in development, this loss of a significant customer could have a significant negative effect on the Company's ability to continue as a going concern.

NOTE 10. INCOME TAXES.

The components of the income tax provisions charged to operations were:


Current
  Federal                                                       3575
  State                                                         3575

Deferred

  Net Change in deferred tax asset                                 0
  Net Change in deferred tax liability                             0
                                                                3575


The following reconciles the federal statutory income tax rate to the effective rate of the provision for income tax:


  Federal statutory rate                                         34%
  Increases (Decreases)
  State tax, net of
  Federal income tax benefit                                   (0.1%)
  Increases in value allowance                                  (34%)
                                                         ------------
                                                               (0.1%)
                                                         ------------
                                                         ------------
The principle components of deferred tax assets were:

  Inventory capitalization                                    $99,654
                                                         ------------
                                                         ------------
  Net operating loss carryforwards                            5084336
                                                         ------------
                                                         ------------
  Less: Value allowance                                   (5,183,990)
                                                         ------------
                                                          $         0
                                                         ------------
                                                         ------------

At December 31, 1995, the Company has available to offset future federal and state income taxes, net operating loss caryforwards of

$13,196,622 and $6,426,349, respectively. These loss carryfordwards expire as follows:


               Years Ending December 31,     Federal      State
               -------------------------     -------      ------
                                   1996                   223,185
                                   1997                 1,811,522
                                   1998                 1,607,410
                                   1999                   876,570
                                   2000                 1,907,662
                                   2001
                                   2002       16,140
                                   2003      327,786
                                   2004      446,370
                                   2005    1,877,693
                                   2006      777,716
                                   2007      967,634
                                   2008    3,214,821
                                   2009    1,753,139
                                   2010    3,815,323
                                          ----------
                                   Total  $13,196,323  $6,426,349
                                          -----------  ----------
                                          -----------  ----------

   U.S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change were to occur, the limitation could reduce the amount of these benefits that would be available to off-set future taxable income each year, starting with the year of ownership change.