Form 10-Q
period 1996-03-31
INTERACTIVE MEDICAL TECHNOLOGIES LTD
filed 1996-06-11
CIK 822997

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1996
                                               ------------------


                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

           For the transition period from              to
                                          -------------   ------------

                        Commission file number  0-21384
                                               ---------


                      INTERACTIVE MEDICAL TECHNOLOGIES LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                            13-3367421
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                    identification number)

2139 Pontius Avenue, Los Angeles, California   90025      (Address of principal
- ----------------------------------------------------------
executive offices)                           (Zip Code)

       Registrant's Telephone number, including area code: (310) 312-9652
                                                           --------------


                                 not applicable
  ----------------------------------------------------------------------------
  (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes  X              No
                                                      ---                ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                               Outstanding at
          Class of Common Stock               May 31, 1996
          ---------------------              ----------------
             $.001 par value                 35,722,351 shares

Transitional Small Business Disclosure Format     Yes       No  X
                                                      ---      ---

Number of sequentially numbered pages in the document:   42
                                                       -------

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      INTERACTIVE MEDICAL TECHNOLOGIES LTD.

                                      Index

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

     Item 1.  Consolidated Financial Statements

              Condensed Consolidated Balance Sheets at
              December 31, 1995 and March 31, 1996 (unaudited)                3

              Condensed Consolidated Statements of Operations
              for the three months  ended March 31, 1995 (unaudited)
              and 1996 (unaudited)                                            5

              Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 1995 (unaudited)
              and 1996 (unaudited)                                            6

              Notes to Condensed Consolidated Financial Statements            7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                     25

     Item 3.  Legal Proceedings                                              33


PART II. - OTHER INFORMATION

     Item 4.  Submission of Matters of a Vote to Security Holders            41

     Item 5.  Other Information                                              41

     Item 6.  Exhibits and Reports on Form 8-K                               41

Signatures                                                                   42

                         PART I.  FINANCIAL INFORMATION


              INTERACTIVE MEDICAL TECHNOLOGIES LTD AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1995 AND MARCH 31, 1996

                                     ASSETS


                                                           December 31,     March 31,
                                                               1995           1996
                                                            ----------     ----------
                                                                           (unaudited)
CURRENT ASSETS:
 Cash                                                       $  374,128     $  170,552
 Accounts Receivable, net of allowance for doubtful
  accounts of $20,516 in 1995 and $180,516 in 1996              65,377         27,635
 Interest receivable, net of allowance for doubtful
  accounts of $59,615 in 1995 and $55,615 in 1996                --             --
 Notes receivable from shareholder, net of allowance
  for doubtful accounts of $16,548 in 1995 and $141,548          --             --
  in 1996
 Leases receivable                                              79,241         97,134
 Due from related parties, net of allowance for
  doubtful accounts of 109,593 in 1995 and
  $32,937 in 1996                                                1,725          1,725
                                                            ----------     ----------
Total current assets                                           520,471        297,046
                                                            ----------     ----------
PROPERTY, EQUIPMENT AND LEASEHOLD
 IMPROVEMENTS, at cost, net of
 accumulated depreciation and amortization of
 $1,303,661 in 1995 and $1,418,768 in 1996
 Office equipment                                              110,974         95,626
 Leasehold improvement                                         145,860        118,898
 Magnetic resonance imaging systems                          1,298,247      1,226,121
                                                            ----------     ----------
 Property, equipment and leasehold
  improvements, net                                          1,555,081      1,440,645
                                                            ----------     ----------
OTHER ASSETS:
 Patents, net of accumulated amortization
  of $107,466 in 1995 and $113,488 in 1996                     289,486        283,465
 Deposits and other assets                                      74,568         74,568
                                                            ----------     ----------
Total other assets                                             364,054        358,033
                                                            ----------     ----------

        TOTAL ASSETS                                        $2,439,606     $2,095,724
                                                            ----------     ----------
                                                            ----------     ----------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              INTERACTIVE MEDICAL TECHNOLOGIES LTD AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1995 AND MARCH 31, 1996

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                           December 31,     March 31,
                                                               1995           1996
                                                           -----------    -----------
                                                                          (unaudited)
CURRENT LIABILITIES
 Loans Payable                                              $   88,500    $    88,330
 Convertible notes                                              75,000        185,500
 Current portion long term note payable                        318,171        348,436
 Accrued compensation and payroll taxes                        206,106        153,912
 Professional services payable                                 413,135        413,482
 Trade payables and other accrued expenses                      75,500         57,073
 Royalties payable                                             535,518        414,053
 Income taxes payable                                            3,946          7,146
 Deferred rent                                                   8,460          7,050
 Interest payable - long term note                              21,609         30,988
 Interest payable - convertible notes                           16,542         16,542
                                                           -----------    -----------

         Total current liabilities                           1,762,487      1,722,512
                                                           -----------    -----------

LONG TERM NOTE PAYABLE,
 net of current portion                                        959,538        871,567
                                                           -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

SHAREHOLDERS' DEFICIT:
 Common stock, authorized 50,000,000 shares
 of $.001 par value; issued and outstanding
 32,282,082 in 1995 and 32,832,082 in 1996                      32,282         32,832
 Additional paid-in capital                                 15,083,445     15,153,464
 Accumulated deficit                                       (15,398,146)   (15,684,651)
                                                           -----------    -----------

         Total shareholders' deficit                          (282,419)      (498,355)
                                                           -----------    -----------

TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                                     $ 2,439,606    $ 2,095,724
                                                           -----------    -----------
                                                           -----------    -----------



                 The accompanying notes are an integral part of
                     these consolidated financial statements

              INTERACTIVE MEDICAL TECHNOLOGIES LTD AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                   (UNAUDITED)

                                                                    For the
                                                               Three Months Ended
                                                                    March 31
                                                           --------------------------
                                                               1995           1996
REVENUES
 Products and services                                     $   284,599    $   161,823
 Lease rentals                                                 113,779         97,081
                                                           -----------    -----------

                                                               398,378        258,904
                                                           -----------    -----------
COST AND EXPENSES
 Cost of revenues
  Products and services                                         47,521         37,845
  Lease operations                                             120,339         72,126
                                                           -----------    -----------
                                                               167,860        109,971
  Research and development                                     104,445         55,564
  Selling, general and administrative expenses                 708,039        346,548
                                                           -----------    -----------
                                                               980,344        512,083
                                                           -----------    -----------
  Loss from operations                                        (581,966)      (253,179)
                                                           -----------    -----------
INTEREST EXPENSE AND OTHER:
 Interest expense - other                                      123,874          2,268
 Interest expense - lease obligations                           35,384         30,988
 Interest income                                               (20,394)        (3,130)
                                                           -----------    -----------

       Total interest expense and other                        138,864         30,988
                                                           -----------    -----------

       Loss before provision for state income taxes           (720,830)      (283,305)

PROVISION FOR STATE INCOME TAXES (Note 6)                         (800)         3,200
                                                           -----------    -----------

NET LOSS                                                   $  (721,630)   $  (286,505)
                                                           -----------    -----------
                                                           -----------    -----------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                  17,263,121     32,378,785
                                                           -----------    -----------
                                                           -----------    -----------

NET LOSS PER SHARE                                         $      (.04)   $      (.01)
                                                           -----------    -----------
                                                           -----------    -----------



                 The accompanying notes are an integral part of
                      these condensed financial statements.

                      INTERACTIVE MEDICAL TECHNOLOGIES LTD
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                   (UNAUDITED)

                                                                    For The
                                                               Three Months Ended
                                                                    March 31,
                                                           ---------------------------
                                                               1995           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                  $  (721,630)   $  (286,505)
Adjustments to reconcile net loss to
  net cash (used in) operating activities:
   Research and development efforts contributed as capital      30,000             --
   Depreciation and amortization                               324,595        121,128
   Decrease (increase) in:
     Accounts receivable                                        80,081         37,742
     Interest receivable                                           648             --
     Lease receivable                                               --        (17,893)
 Increase (decrease) in:
     Due to related parties and former shareholders             36,419             --
     Accrued compensation                                      110,502        (52,194)
     Professional fees and other payables                      139,729       (139,545)
     Income taxes payable                                          800          3,200
     Deferred rent                                                (510)        (1,410)
     Interest payable                                           17,320          9,379
                                                            ----------     ----------
NET CASH USED IN OPERATING ACTIVITIES                           17,954       (326,098)
                                                            ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, equipment and
   leasehold improvements                                       (8,400)          (671)
  Expenditures for patents                                      (1,870)            --
                                                            ----------     ----------
         NET CASH USED IN INVESTING ACTIVITIES:                (10,270)          (671)
                                                            ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Issuance of common stock                                          --         70,569
  Payments on long-term note                                   (77,715)       (57,706)
  Proceeds from exercise of warrants, net                        1,000             --
  Proceeds from loans payable                                   50,000        110,000
  Payments on loans payable                                         --           (170)
                                                            ----------     ----------
         NET CASH PROVIDED BY (USED FOR)
          FINANCING ACTIVITIES:                                (26,715)       123,193
                                                            ----------     ----------

NET INCREASE (DECREASE) IN CASH                                (19,031)      (203,576)
CASH, beginning of period                                       25,215        374,128
                                                            ----------     ----------

CASH, end of period                                         $    6,184     $  170,552
                                                            ----------     ----------
                                                            ----------     ----------



                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

             INTERACTIVE MEDICAL TECHNOLOGIES LTD. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 1996

1.        SIGNIFICANT RISKS

     During 1995 consolidated revenues of Interactive Medical Technologies Ltd. (Interactive) and subsidiaries (the Company) were generated from royalties from the sale of fat sequestrant, the sale of colored microspheres and automated counting machines and lease revenues from magnetic resonance imaging systems. With the exception of royalties form the sale of fat sequestrant, revenues for the first quarter of 1996 were provided by the same sources. The licensing agreement for the fat sequestrants, which accounted for 49% of revenues in 1995, was terminated during the first quarter of 1996.

     The Company has incurred net losses since its inception in 1986. This includes losses of $3,084,495 and $3,978,579 for the years ended December 31, 1994 and 1995 and $286,505 for the three months ended March 31, 1996.
Continuing losses have adversely affected the liquidity of the Company, as well as the Company's ability to raise necessary additional capital. As of March 31, 1996, the Company had an accumulated deficit of $15,684,651 and negative working capital of $1,425,466. In addition, the Company is subject to various business risks, including but not limited to its ability to maintain vendor and supplier relationships by paying bills when due, and overcoming future and ongoing product development and distribution issues. The Company and its former management have been named in certain litigation. The Company is subject to various claims, lawsuits, lawsuit settlements and judgements. The Company's legal costs have been paid from available funds and unpaid amounts have been accrued. There is no assurance such funds will continue to be available, and the inability to pay judgements when due or fees of defense counsel may result in settlement of the actions on unfavorable terms to the Company.

     The Company has shifted the allocation of its resources to the development of new weight control products, the acquisition of a personal care products manufacturer, and to product development work on the human imaging contrast microspheres, the expected primary product line of the Company in the future. The Company has entered into a broad based, long term agreement with E-Z-EM, Inc. for clinical testing of the contrast microspheres. Under the terms of the agreement, E-Z-EM will commence clinical testing and provide funding for phase one animal studies. During phase two, E-Z-EM will analyze the impact of regulatory costs and expenses in preparation for capital funding to conduct FDA approved clinical trials (IND). The agreement establishes the Company as the product manufacturer, which E-Z-EM has an option for an exclusive license (including the right to sub-license) to all products developed under the patent and the rights to global sales and marketing of the products and related services for the life of the patent or 10 years, whichever is longer.

     Should required funding for operating needs or research and development programs not be available to the Company through the sale of securities, the Company anticipates that it would accelerate its efforts to secure additional strategic corporate partners for its contrast microspheres. Should the Company's operations require funding that is not available to the Company at that time, the Company could be required to curtail or eliminate certain of its current operations or research and development activities for the contrast microspheres.

     In March 1994, the Company entered into a license agreement for the fat
sequestrant product technology in the United States and Canada with KCD.    KCD
is a recently formed organization having access to the major domestic retail pharmacy and health food chains. KCD has limited management and financial resources, and there can be no assurance that it will be successful in marketing its fat sequestrant product or that it will be able to pay all of the required minimum royalty payments to the Company under the license agreement. KCD has advised the Company that during the period of April 1994 through March 1995, KCD sales of the product covered under the license have approximated $3,860,000 at wholesale value. Through March 31, 1995, the Company has received from KCD licensing fees and royalties of $350,437 and has earned additional past due royalties of $362,750. A provision of $363,000 for possible uncollectible amounts has been recorded as of March 31, 1995.

     Management anticipates 1996 revenues from microspheres, laboratory service, and MRI leasing operations will be adequate to provide only the cash needed for direct commercial operations. There are no assurances that revenue goals for microspheres, laboratory services, and MRI leasing operations will be achieved. A substantial amount of the revenues from MRI leasing operations have been accrued but have not yet been received.

     Due to the above factors, losses may continue in the future. At this date, there is no assurance that market acceptance of existing products will generate sales sufficient to create adequate cash flow, nor that the contrast microsphere products will be successfully developed, on a timely basis, or that adequate future financing will be obtained to complete development projects in process, obtain necessary regulatory approvals and sustain other business operations. Management's goal of filing an INC (investigational new drug application) with the FDA to obtain approval to commence human testing of the contrast microspheres will require significant additional funding.

     The Company's revised financial plan is being implemented. During 1995, and the first three months of 1996, management's efforts were focused on settling old debts, settlements of lawsuits, raising working capital, and new product development. These efforts will continue during the second quarter. Management believes that the Company will be in a position to move forward during the second half of 1996 and is in the process of developing plans to resume distribution of the Company's existing dietary products and plans on launching several new products during the second half of 1996. The Company is also focusing on expanding its microsphere and laboratory services business and is in the initial phase of a licensing agreement for clinical evaluation of its contrast microspheres for human development.

     The Company estimates that to initiate and complete the clinical development program for the first diagnostic indication for its contrast microspheres will require the expenditure by the Company or a strategic partner of between $3,000,000 and $10,000,000 over the next 33 months. Operating revenues are not expected to be sufficient to fund this development program, which will need to be financed out of the proceeds, if any, from exercise of the Company's outstanding warrants, through the sale of additional securities by the Company or by any license fee or advance marketing payments that the Company is able to obtain in connection with the future licensing of its contrast microsphere or other products.

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

     These factors raise substantial doubt that the Company may be able to continue as a going concern. The financial statements do not include any adjustment relating to the realization or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statement have been prepared assuming that the Company will continue as a going concern. Certain matters raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 1, the Company operates under extreme liquidity constraints and, because of recurring losses, increasing difficulty in raising necessary additional capital. Management's plan in regard to these matters is described above. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     As more fully discussed in Note 4, the Company is subject to various claims, lawsuits, lawsuit settlements and judgements.

     In the opinion of the management of the Company, the accompanying condensed unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 1996, the results of its operations for the three months ended March 31, 1996 and 1995 and the cash flows for the three months ended March 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the

Securities and Exchange Commission, although managment of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1995 Form 10-KSB.

     The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

          INCOME TAXES

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the adjusted bases of fixed assets and patents for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal income taxes.

          LOSS PER SHARE

     Loss per share is based upon weighted average number of common shares outstanding during the periods.

3.        CAPITAL TRANSACTIONS AND LONG TERM DEBT

     The Company currently has public warrants outstanding as follows: 242,050 "B" warrants at $0.30 per share, 508,950 "C" warrants at $0.40 per share, and 710,000 "D" warrants at $0.50 per share. From January 1, 1993 through March 31, 1996, 2,095,100 public warrants were exercised at $2,210,965 less transfer agent fees of $24,800. As of March 31, 1996, 1,461,000 publicly traded warrants may potentially be exercised, which would generate approximately $631,195 additional gross proceeds if all of such warrants are exercised. These warrants are scheduled to expire June 30, 1996. Exercise of the extended warrants is subject to an effective registration statement with the Securities and Exchange Commission. Each class of the extended warrants also will be redeemable at any time by the Company (either separately or collectively) upon 30 days prior notice to the warrant holders by the Company at $0.01 for each unexercised warrant. Each warrant entitles the holder thereof the right to purchase one share of the Company's common stock. In addition, there were other privately held warrants outstanding as of March 31, 1996, to purchase a total of 14,151,889 shares of the Company's common stock at purchase prices per share ranging from $0.10 to $4.00.

     In May 1993, Dr. Shell applied $44,064 of consulting fees due him from the Company and executed a $60,186 promissory note to the Company representing the value of 150,000 restricted shares of the Company's common stock issued to the Kavanagh estate on his behalf in connection with the settlement of certain litigation in which he was a defendant. The terms of the note provided for interest at the rate of 6% per annum, or the maximum rate permitted by law, whichever is lower, on the unpaid principal balance of such note, with all unpaid principal and interest due and payable on May 24, 1994. As of December 31, 1995, the balance of principal and interest of this note was $20,478 and the Company has recorded a provision of doubtful accounts for that amount. The Company and Dr. Shell currently are negotiating the terms of her termination and repayment of the balance of this note.

     In November 1994, the Company completed a private placement to foreign investors in an offering under Regulation S of $900,000 one-year convertible promissory notes in which it raised net proceeds of approximately $714,770. The notes are convertible, commencing four months from issue date, into Company common stock at $1.20 per share plus 90-day warrants to acquire additional shares at $0.01 per share in an amount equal to 40% of the shares issued upon conversion. The convertible promissory notes accrue interest at 8% per annum which is payable quarterly. The placement agent received warrants to purchase 157,500 shares of Company common stock at $2.00 per share over a three year period valued at $7,875 which was recorded as deferred financing costs.

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

Number of Warrants       Exercise Price      Vesting Date             Value
- ------------------       --------------      ------------             -----
     100,000                    $ .01        November 1994         $ 90,000
     100,000                      .86        November 1994            5,000
     150,000                     2.00        November 1994            7,500
     150,000             Market price        25,000 per month         7,500
                      on vesting date        for six months
                                             beginning in
                                             November 1994
     -------                                                       --------
     500,000                                                       $110,000
     -------                                                       --------

     The value of these warrants of $110,000 was recorded as prepaid financing cost as an offset to equity. 100,000 of these warrants were exercised in January 1995.

     In December 1994, the Company issued 300,000 warrants to an unaffiliated third party in consideration for financial advisory services to be provided over a two-year period as follows:


Number of Warrants       Exercise Price      Vesting Date             Value
- ------------------       --------------      ------------             -----
       50,000                 $  .01         December 1994         $ 45,000
      150,000                   1.00         December 1994            7,500
       50,000                   1.50             June 1995            2,500
       50,000                   2.00         December 1995            2,500

      -------                                                      --------
      300,000                                                      $ 57,500
      -------                                                      --------

     The warrants have a term of three years from vesting date and contain registration rights. The Company recorded $57,500 as the value of the warrants, as prepaid consulting fees as an offset to equity. In February, 1995, these warrants were modified as follows:


Number of Warrants       Exercise Price      Vesting Date             Value
- ------------------       --------------      ------------             -----
      150,000                  $ .01         February 1995         $118,500
       50,000                    .75         February 1995            2,500
       50,000                   1.00           August 1995            2,500
       50,000                   1.50         February 1996            2,500


      -------                                                      --------
      300,000                                                      $126,000
      -------                                                      --------

     The Company recorded an additional $68,500 as the value of the modification of the warrants, as prepaid consulting fees as an offset to equity. 150,000 of these warrants were exercised in April 1995. Effective as of May 15, 1995, these services were terminated, the remaining 150,000 warrants were canceled and the remaining balance of prepaid consulting fees was written off.

     In May 1995, the Company issued 555,555 shares of restricted stock and 400,000 warrants to purchase restricted shares at $0.10 per share in exchange for $100,000 to a current shareholder. These warrants contain certain registration rights. During November 1995, 200,000 of these warrants were exercised.

     In May 1995, the Company issued 200,000 warrants to purchase restricted shares at $0.16 per share in lieu of compensation, to a current employee. These warrants contain certain registration rights.

     In May 1995, The Company authorized issuance of 5,200,000 warrants (of which 1,560,000 immediately vested) to purchase restricted shares at prices ranging from $0.30 to $0.50 per share, vesting over a 24-month period, to current officers and directors. In January 1996, 3,950,000 of these warrants were canceled and an additional 8,000,000 warrants were issued at $0.15 per share which vest in June 1996 and contain registration rights.

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

     In October 1995, the Company entered into a third party advisory and consulting agreement, effective as of May 1995. In consideration of the consulting services to be provided by a consultant to the Company under this agreement, and for services previously rendered to the Company, the Company issued to the consultant an aggregate of 1,000,000 warrants, which shall become exercisable as follows: 600,000 warrants shall be immediately exercisable; an additional 50,000 warrants shall become exercisable every three months from the date of this agreement until the second anniversary of the date of this agreement. Each warrant shall be exercisable to purchase one share of common stock of the Company at a purchase price of $0.35 per share. Each warrant shall be exercisable for a period of two years from the date of issue. These warrants contain demand registration rights. In January 1996, the exercisable price of these warrants was modified to $0.15.

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

     In November 1995, the Company issued 50,000 warrants to purchase restricted shares of $0.30 per share in lieu of compensation, to a consultant. These warrants contain registration rights.

     In connection with a $150,000 debt offering in 1991 (which was re-paid in March 1993), the Company had outstanding 150,000 basic warrants and 150,000 incentive warrants all exercisable at $1.00 per share. The lenders subsequently extended the original repayment schedule to March 1993 at the request of the Company, in exchange for which exercise prices were modified to range from $0.30 to $1.00 per share and each of the outstanding basic and incentive warrant agreements were increased to 225,000 warrants. The basic warrants were to expire on the later of December 31, 1995 or 12 months after the effective date of the registration of stock underlying the warrants. The incentive warrants expire 90 days after the effective date of the registration of stock underlying the warrants. If all such underlying stock is registered and the warrants subsequently exercised, additional gross proceeds of approximately $310,000 would be available to the Company. Exercise of the basic and incentive warrants is subject to an effective registration statement with the Securities and Exchange Commission. The basic and incentive warrants contain certain anti-dilutive provisions.

     Pursuant to an Exchange of Stock Agreement and Plan of Reorganization dated as of May 6, 1993, effective on June 30, 1993, the Company acquired all of the outstanding capital stock of Venus Management, Inc. ("VMI") from Associated Funding, Inc. and Diagnostics Resource Funding, Inc. (the then sole stockholders of VMI) for an aggregate consideration of 1,000,000 restricted Company shares. The assets of VMI consisted of two magnetic resonance imaging (MRI) systems (the "Units").

     One of the Company's two magnetic resonance imaging (MRI) systems (the "Units") currently is installed in a mobile van at an operating site in Jefferson Valley, New York and has been in use since September 1992 and is leased to Tri-County Mobil MRI, L.P. ("Tri-County"), whose general partner is Diagnostics Resource Funding. This lease provides for monthly payments of $37,926 to Venus Management, Inc. ("VMI") through August 1999 and $68,589 in September 1999 (with such payments being guaranteed by Medical Funding of America, Inc., "MFA"), and VMI is required to make monthly installment payments (which includes interest at 10.5% per annum on the unpaid principal balance) for the first Unit to a third party finance company of $32,360 through August 1999 and $68,589 in September 1999. As of March 31, 1996, the balance of this debt aggregated 1,250,991 (including interest currently due of $30,988) of which $339,780 is due within the next twelve months. This lease provides for a purchase option at the expiration of the initial term of such lease equal to the then fair market value of the first Unit.

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

     As of March 31, 1996, Tri-County was delinquent in making the January, February and March 1996 lease payments and MFA and VMI failed to make these payments under their guarantee to the finance company which has issued a notice of default. In April, 1996 Tri-County negotiated a payment agreement with the finance company to bring payments current by June 1996.

     The second of the two Units was never placed in service. MFA had leased the second Unit from VMI under a five-year lease. The payments under this lease were to commence as of January 27, 1994. No payments were ever made under this lease. The lease provided for monthly payments of $30,030.

     Although VMI has commenced litigation against MFA for payment of delinquent lease payments, there can be no assurance that MFA will be able to make any of those required lease payments to VMI. Receivables of $270,270 related to a portion of these lease payments were written off during 1994 and none were accrued for 1995 (note 4). Depreciation on the second Unit commenced during the first quarter of 1994. This lease provides for a purchase option at the expiration of the initial term of such lease equal to the then fair market value of the second Unit, but not to exceed fifteen percent (15%) of the original capitalized cost ($1,350,000), payable during the year following the expiration of the initial term of such lease in twelve equal monthly payments. This second machine was abandoned in December 1995. See also (Note 4) regarding litigation with Johnson & Johnson Finance Corp.

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

4.        CONTINGENCIES

          LITIGATION

     The Securities and Exchange Commission's New York Regional and Enforcement staff commenced an inquiry in December 1990 concerning possible securities violations of the registration, anti-fraud, notice and reporting provisions under various provisions of the federal securities laws that may have occurred between July 1989 through January 1990 resulting from the actions of the Company and certain members of its management during that period. As part of a settlement agreement, the Company, Dr. William Shell, and Philip Dascher, the Company's former President, without admitting or denying any violations, and without any finding of fact, consented in August 1992 to the entry of a judgement for a permanent injunction enjoining them from further violations of various provisions of the federal securities laws. The settlement included a rescission offer that was made by the Company to 17 individuals who had previously exercised warrants to purchase the Company's common stock at a time when a current registration statement was not in effect. None of the individuals, however, elected to exercise this right of rescission.

     In September 1993 Dr. Shell commenced an action against Dynamic Products, Inc. ("Dynamic"), D & F Industries ("D&F") in his capacity as a 25% shareholder of FATCO in the Orange County Superior Court of the State of California seeking damages from these parties for their alleged breach of contract and misappropriation of certain trade secrets of FATCO and the Company relating to the first generation fat sequestrant product. Dr. Shell has asserted in this action that Dynamic has sold the first generation fat sequestrant product to Herbalife for resale in the United States without the required payment of royalties to FATCO (which is obligated to pay Dr. Shell 25% of its royalty income, which Dr. Shell then contributes to the Company) based on those sales. Dr. Shell and the Company have agreed to share the damages, if any, recovered by Dr. Shell in this lawsuit on a basis to be negotiated by the Company and Dr. Shell. There can be no assurance that the defendants in this litigation in response to Dr. Shell's action will not commence litigation against the Company that will result in the Company incurring legal fees to defend such litigation.

     In October 1994, Dr. Shell filed a related lawsuit against FATCO in the same court seeking the termination of a 1987 agreement between FATCO and Dr. Shell licensing certain fat sequestrant technology of Dr. Shell to FATCO based upon failure of FATCO to fully exploit the transferred technology for the benefit of Shell, failure to fully exploit the products, knowingly permitting sales of products made utilizing the technology transferred to continue even though no royalties were being paid on those sales, refusing to pursue legal action to collect the unpaid royalties and stopping the unauthorized sales, and by entering into a renewal of an agreement with a distributor on the same unfavorable terms which previously existed and which diverted monies which should have been paid to FATCO to other entities owned and controlled by some of the shareholders and members of the Board of Directors of FATCO. FATCO has filed a cross-complaint in this action against Dr. Shell alleging breach of the licensing agreement between Shell and FATCO. The basis of this cross-complaint appears to pertain to the license agreement between EHI and KCD, Inc.

     In April 1995, Johnson & Johnson Finance Corp. ("J&J Finance") brought an action against MFA and VMI in connection with a loan made by J&J Finance to MFA that was secured by a lien granted by MFA on the Resonex MRI unit owned by VMI. After MFA defaulted on the foregoing loan, J&J Finance, in June 1995, obtained a writ of attachment on the Resonex MRI unit and has taken physical possession of that unit.

     In December 1995, the Company elected to write-off the remaining net book value of $964,282 for this MRI unit.

     In January 1996, FATCO filed a first amended cross-complaint alleging causes of action against Dr. Shell, the Company, EHI and KCD for breach of contract, breach of fiduciary duty, interference with prospective economic advantage, misappropriation of trade secrets, conversion, constructive trust, accounting and permanent injunction. Each of these causes of action relate to the action of the Company is entering into the license agreement with KCD and were in response to an action by Dr. Shell against FATCO. The Company has filed an answer denying all of the allegations contained in he cross-complaint and intend to fully defend this matter.

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

     In March 1994, the Company and S/S sued Herbalife (settle with respect to Herbalife) and D&F in Superior Court for the County of Orange, California for fraud, breach of contract and conspiracy to misappropriate trade secrets. The company alleges in this lawsuit that S/S provided certain confidential information and trade secrets to D&F , which misappropriated this information to manufacture an advanced fat sequestrant product. The company is seeking in this lawsuit injunctive relief and damages in an unspecified amount from defendants. This matter has been consolidated for trial with the action against Dynamic Products, Inc. and the action against the officers and directors of Dynamic Products, Inc. and D&F Industries, Inc.

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

     In August 1995, the Company, Dr. Jackie See and Francis Pizzulli entered into preliminary settlement agreements regarding the pending arbitration proceedings before the Judicial Arbitration and Mediation Service, Inc. in Santa Monica, California. As part of the proposed settlement agreements the Company agreed: 1) to pay Dr. See and Mr. Pizzulli starting in July 1995 a total of 3% of the Company's net sales of products, and 30% of the Company's receipt of royalties from the Company's licensees under certain patents owned by the Company covering colored microspheres, contrast microspheres and fat sequestrant product; 2) to pay to Dr. See and Mr.

Pizzulli on a monthly basis over time a total of 3% of the Company's net sales of products, and 3% of the Company's receipt of royalties from the Company's licensees under certain patents owned by the Company covering colored microspheres, contrast microspheres and fat sequestrant product of $46,789 through June 30, 1995, attorney fees of $126,604 incurred incident to the arbitration, and $124,431 in settlement of certain contingent liability issues raised in the arbitration proceedings, and 3) to transfer to Dr. See and Mr. Pizzulli 25,000 restricted shares of KCD Incorporated common stock. Dr. See executed a formal agreement during September 1995.

     In addition, Mr. Pizzulli's claim for damages he alleged he suffered as a result of the Company's timing to permit him to publicly resell up to 283,000 shares of the Company's common stock under Rule 144 is still being negotiated.

     In April 1995, Richard Willman and Nancy Holling sued Clark Holcomb, KCD Incorporated, Dr. Shell and the Company in Superior Court for the County of Ventura for rescission, breach of contract, breach of fiduciary duty, fraud, negligent misrepresentation, constructive trust and negligence all regarding the sales in July 1993 and September 1993 by Holcomb to Holling and Willman of Company stock. Willman and Holling allege general damages of $107,250 and $4,275 respectively plus interest, as well as punitive damages in an amount to be proven at time of trial. In July 1995, the Company executed a Settlement Agreement with Nancy Holling.

     There was no money demanded and none paid in connection with this settlement. The Company believes it has no obligation to Willman or Holling in connection with this matter. A trial date has currently been scheduled for
April 1996 with respect to Willman.   In April 1996, the Company agreed to pay
$5,000 in full settlement of the claim rather than go through the expense and time required to defend the action in trial.

     In April 1995, David Eastman filed a complaint in the Superior Court of the County of Orange, California against Clark Holcomb, Anita Kavanagh, Dr. Shell and the Company. This action alleges fraud, negligent misrepresentation, rescission and restitution, securities fraud and conspiracy to defraud. The complaint seeks damages in the amount of $200,000 and punitive damages in an unspecified amount. Holcomb is alleged to have been acting as an agent of the other defendants. It is alleged that Holcomb represented that although the shares purchased by the plaintiff contained a legend, they would be free trading in sixty to ninety days. It is also alleged that Holcomb misrepresented the financial condition of the Company. The complaint seeks damages in the amount of $200,000 as well as unspecified punitive damages. The Company and Dr. Shell deny that Holcomb was their agent. A trial date has currently been scheduled for May 1996.

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

     In February 1996, the Rudolf Steiner Research Foundation filed a complaint in the Unites States District Court for the Central District of California against Clark Holcomb, Lawrence Gibson, Murray Bettingen, Inc. and the Company. This action alleges civil RICO, violation of the Securities Act of 1933, violation of California Corporation Code, fraud, deceit and intentional misrepresentation, negligent misrepresentation, conversion, constructive trust and breach of contract. The complaint seeks damages of $201,333, rescission, punitive and exemplary damages. The Company believes it has no obligation to the Rudolf Steiner Research Foundation in connection with the matter.

     In March 1996, the Company, on behalf of its subsidiary EHI, filed an action against KCD in Los Angeles County Superior Court. This action alleges causes of action against KCD for breach of the amended license, declaratory relief and permanent injunction. The action is based upon the failure of KCD to pay the royalties due pursuant to the contract and their use of advertising claims in connection with the sale of the licensed products which were in excess of those which the Company authorized KCD to make. On April 8, 1996, KCD filed a cross-complaint against EHI, the Company, William Pelzer and William Shell. This cross-complaint alleges causes of action against all of the named cross-defendants for breach of written contract, negligence, intentional misrepresentation, negligent misrepresentation, conversion, securities fraud, rescission and constructive trust. The Company denies all the allegations and intends to vigorously defend this action.

     The Seattle Regional Office of the Federal Trade Commission has advised the Company that the staff believes that the Company's sequestration product, which was licensed to KCD, Incorporated under the brand name SeQuester-TM-, has been improperly represented in advertising claims, and the same sequestrant product previously marketed by the Company under the Lipitrol brand was also improperly represented in advertising claims. The staff indicated that it is prepared to recommend that a complaint be filed against the licensee, the Company and certain individuals in connection with the foregoing. The Company and the FTC staff have agreed upon the terms of a proposed settlement in this matter, pursuant to which the Company would consent to a permanent injunction prohibiting it from misrepresentations relating to weight loss or weight reduction products or services, or with respect to tests or studies relating to such programs or services. In addition, the Company would pay consumer redress to the FTC in an aggregate amount of $35,000 over a period of twelve months.
The proposed settlement must be approved by the Federal Trade Commission.

     Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgements or fees of defense counsel which have not been paid or accrued as of March 31, 1996 and intends to vigorously defend against these actions.

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

     The shares involved in the foregoing transactions have been included in a registration statement filed with the Securities and Exchange Commission ("SEC") in October 1993 so as to enable the holders of these shares to publicly resell. The Company continued through 1994 to pursue having that filing become effective, without success. The holders of the shares involved in the transactions described above, however, could have a right of rescission against the persons from whom they acquired the shares or, under certain circumstances, against the Company, if any of those transactions constituted a distribution requiring registration. The Company believes that such holders do not have a valid and enforceable right to such rescission. (The Company's belief is based upon the opinion of its current special securities counsel, who has advised the Company that, based on the facts known to such counsel and its analysis of the applicable laws, such applicable statutes of limitation that might bar such further claims, these shareholders could assert such claims, and the Company has not set aside any reserves to fund any potential liabilities that it might incur in connection with any such future potential claims, which could be material. Should the Company incur any such liabilities, it might seek indemnification or contribution for such liabilities from Mr. Holcomb or other third parties.
There can be no assurance, however, that the Company would be successful in asserting any claim for indemnification or contribution or that Mr. Holcomb or any other party required to provide such indemnification or contribution would have adequate financial resources to do so. Any attempt by the Company to obtain indemnification or contribution from Mr. Holcomb could have a material adverse effect upon the Company's relationship with KCD (which is an affiliate of Mr. Holcomb) under its license agreement with

KCD, which might elect to terminate, or improperly withhold payments, under the license agreement under these circumstances.

     In October 1995, the staff of the SEC advised the Company that it was considering recommending that the SEC file a civil injunctive action against the Company and Dr. William Shell for alleged violations of the registration provisions of the federal securities laws. The alleged violations appear to relate to the sale of the Company of unregistered shares of its common stock which involved a series of resales of these shares that were either directly effected or were arranged for by Clark Holcomb. These transactions have been the subject of an SEC investigation previously disclosed by the Company.

     The Company is seeking to dissuade the SEC from taking formal action against the Company but believes that it is likely that the SEC will seek permanent injunctive relief. In that event, the Company would attempt to enter into a consent decree with the SEC in which the Company, without admitting or denying any wrongdoing, would be enjoined from violating the registration provisions of the federal securities laws in the future. However, it also is possible that the SEC could seek to impose significant monetary penalties on the he Company or to require the Company to offer recission to the purchasers of some or all of the shares involved in he unregistered transactions. Although the Company believes it is not likely that these additional forms of relief would be imposed upon the Company, any such additional relief imposed could have a materially adverse effect upon the Company. The Company also is not in a position to predict what, if any, additional remedies the SEC might seek against Dr. Shell. The Company and Dr. Shell are subject to a 1992 permanent injunction enjoining them from violating the federal securities laws.

     While the ultimate outcome of these issues, if claims were asserted and litigated, is complicated and not free from doubt, management with the advice of legal counsel believes, on the basis of the facts currently known, that it is not probable that the Company would have any material liability.

5.        COMMITMENTS

          EMPLOYMENT CONTRACTS

     On May 11, 1995, the Board of Directors approved terms of employment for the following individuals:

STEVEN WESTLUND - PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Mr. Westlund received a two-year employment contract. As soon as the Company has sufficient cash flow he will receive $6,000 per month. This amount will be increased up to a maximum of $15,000 per month as cash flow allows. Mr. Westlund will also acquire warrants for one million shares of Company stock vesting over a five year period.

WILLIAM E. SHELL, M.D. - CHIEF SCIENTIFIC OFFICER

     Dr. Shell received a two-year employment contract and receives a salary of $6,000 per month. As soon as the Company has sufficient cash flow, this amount will be increased up to a maximum of $15,000 per month. Dr. Shell will also acquire warrants for one million five hundred thousand shares of Company stock vesting over a five year period. In February 1996, Dr. Shell's employment with the Company was terminated by the Company.

RICHARD N. SHELL - VICE PRESIDENT AND GENERAL COUNSEL

     Mr. Shell received a two-year employment contract and receives a salary of $6,000 per month. As soon as the Company has sufficient cash flow, this amount will be increased up to a maximum of $10,000 per month. Mr. Shell will also acquire warrants for one million shares of Company stock vesting over a five year period. Effective January 1, 1996, Mr. Shell resigned from the Company.

PETER BENZ - FINANCIAL CONSULTANT/CHIEF FINANCIAL OFFICER

     Mr. Benz received a two-year employment contract. As soon as the Company has sufficient cash flow, he will receive $4,000 per month. Mr. Benz will also acquire warrants for seven hundred thousand shares of Company stock vesting over five years. In October 1995, Mr. Benz was named President of the Company.

          RESEARCH AND LICENSE AGREEMENTS

     In January 1996, the Company entered into a broad based, long-term agreement with E-Z-EM, Inc. ("E-Z-EM") for clinical testing of the Company's contrast microspheres. Under the terms of the agreement, E-Z-EM will commence clinical testing and provide funding for phase one animal studies. During phase two, E-Z-EM will analyze the impact of regulatory costs and expenses in preparation for capital funding to conduct FDA approved clinical trial (IND). The agreement establishes the Company as the product manufacturer, which E-Z-EM has an option for an exclusive license (including the right to sub-license) to al products developed under the patent and the rights to global sales and marketing of the products and related services for the life of the patent or 10 years, whichever is longer.

6.        INCOME TAXES

     The components of the income tax provision charged to operations were:

  Current:
    Federal                                                     $    0
    State                                                        3,200
                                                                ------
                                                                $3,200

  Deferred:
    Net change in deferred tax asset                            $    0
    Net change in deferred tax liability                             0
                                                                ------
                                                                $3,200

     The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes:

  Federal statutory rate                                         34.0%
  Increases (decreases):
  State tax, net of
  Federal income tax benefit                                     (0.1%)
  Increase in valuation allowance                                34.0%
                                                                 -----
                                                                 (0.1%)
                                                                 -----
                                                                 -----

The principal components of deferred tax assets were:

  Inventory capitalization                                 $   216,136
  Net operating loss carryforwards                           5,181,123
  Less: Valuation allowance                                 (5,183,990)
                                                           -----------
                                                           $         0
                                                           -----------
                                                           -----------

     At December 31, 1995, the Company has available to offset future federal and state income taxes, net operating loss carryforwards of $13,196,622 and $6,426,349, respectively. These loss carryforwards expire as follows:


  Years Ending December 31                      Federal          State
  ------------------------                      -------          -----
          1996                                                   $  223,185
          1997                                                    1,811,522
          1998                                                    1,607,410
          1999                                                      876,570
          2000                                                    1,907,662
          2001
          2002                                   16,140
          2003                                  327,786
          2004                                  446,370


          2005                                1,877,693
          2006                                  777,716
          2007                                  967,634
          2008                                3,214,821
          2009                                1,753,139
          2010                                3,815,323
          2011                                  249,991             124,996
                                            -----------          ----------
                        TOTAL               $13,446,613          $6,551,345
                                            -----------          ----------
                                            -----------          ----------

     U.S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change were to occur, the limitation could reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

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

RESULTS OF OPERATIONS

 QUARTER ENDED MARCH 31, 1995 COMPARED TO MARCH 31, 1996

                                                                     For the Three Months Ended
                                                                              March 31
                                                                              --------
                                                                1995                         1996
                                                                ----                         ----
                                                                       % of                         % of
                                                            $        revenues             $       revenues
                                                           ---       --------            ---      --------

Revenues - Products and Services
  Microspheres and laboratory services . . . . . .       $ 65,593       23%            $ 71,823       45%
  Fat sequestrant -  . . . . . . . . . . . . . . .        219,006       77%              90,000       55%
                                                         --------      ----            --------      ----

                                                         $284,599      100%            $161,823      100%
                                                         --------      ----            --------      ----

Cost of Revenues - Products and Services
  Microspheres and laboratory services . . . . . .       $ 34,980       53%            $ 37,845       53%
  Fat sequestrant - Products . . . . . . . . . . .         12,541        6%                -           -
                                                         --------                      --------
                                                         $ 47,521       17%            $ 37,845       23%
                                                         --------                      --------
Gross Margin - Products and Services . . . . . . .       $237,078       83%            $123,978       77%
                                                         --------      ----            --------      ----
                                                         --------      ----            --------      ----

Revenues - Lease Rentals . . . . . . . . . . . . .       $113,779      100%            $ 97,081      100%
Cost of Revenues - Lease Operations. . . . . . . .        120,339      106%             120,339      124%
                                                         --------      ----            --------      ----
Gross Margin - Lease Operations. . . . . . . . . .       $ (6,560)      (6)%           $(23,258)     (24)%
                                                         --------      ----            --------      ----
                                                         --------      ----            --------      ----

     For the three months ended March 31, 1996, revenues from products and services were $161,823, a decrease of $122,776 (or 56%) over the three months ended March 31, 1995. The decrease in 1996 over 1995 was primarily due to a decrease in royalties for the fat sequestrant technology which were earned during the first quarter of 1996.

     In March 1994, the Company entered into a license agreement, which was amended in May 1995, for the fat sequestrant product technology in the United States and Canada with KCD Incorporated ("KCD"), a company which has access to the major domestic retail pharmacy and health food chains. Through March 31, 1996, the Company had received from KCD licensing fees and royalties of $841,068, 100,000 KCD restricted common shares ($217,243) and had earned additional royalties of $138,620. KCD advised the Company that during the period April 1994 through December 1995, net sales of the product covered under the license have approximated $8,500,000 at wholesale value. In March 1996, the Company terminated the license agreement with KCD and reserved all receivables from KCD as uncollectible. The Company is currently developing an advanced fat sequestrant product and is seeking new distributors for that product.

     Revenues from microspheres and related laboratory services increased $6,230 (or 9.5%) for the quarter ended March 31, 1996 over 1995. The increase is due to completion of an entirely new, more cost effective automated color microsphere counting system employing flow cytometry technology through an OEM relationship.

     While the Company to date has not encountered any significant difficulties in connection with its sale of products in foreign markets, any future developments such as significant increases in customs duties, export quotas or other trade restrictions or large fluctuations in foreign currency rates could have an adverse effect on the Company.

     MRI lease operations resulted in a net loss of $304,290 and a net loss of $620,123 for the years ended December 31, 1995 and 1994, respectively. Lease revenues of $687,459 for 1994 which included two MRI units, (the Company believed the second had no associated debt obligations) were offset by interest on lease obligations of $143,750 and depreciation on the two units of $481,356. Cash flows from lease revenues for one of the two units owned by VMI are offset in full by required payments of interest and principal to a third party finance company. Lease revenues do not contribute any cash to Company operations. Lease revenues for 1994 include $270,270 of delinquent payments with respect to the second unit owned by VMI, for which none of the scheduled lease payments
have been received by VMI.   Receivables related to these lease payments were
written off during 1994. In August 1994, VMI commenced litigation to collect delinquent lease payments with respect to this unit. Lease revenues for 1995 were $319,072 which includes only one unit, were offset by interest on lease obligations of $142,005 and depreciation on the two units of $481,357.

     Of the Company's two magnetic resonance imaging (MRI) systems (the "Units") one is currently installed and operating as a mobile unit in Jefferson Valley, New York and has been in continual use since September 1992 and is leased to Tri-County Mobil MRI, L.P. ("Tri-County"), whose general partner is Diagnostics Resource Funding. This lease provides for monthly payments of $37,926 to Venus Management, Inc. ("VMI") through August 1999 and $68,589 in September 1999 (with such payments being guaranteed by Medical Funding of America, Inc. "MFA"), and VMI is required to make monthly installment payments (which includes interest at 10.5% per annum on the unpaid principal balance) for the first Unit to a third party finance company of $32,360 through August 1999 and $68,589 in September 1999.

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

     The Company's position is MFA had no authority to secure the foregoing loan with VMI's MRI unit since the loan was made solely for the benefit of MFA, the lien was placed on the he MRI unit without VMI's knowledge or consent, and none of the loan proceeds were received by VMI or the Company. VMI and the Company are in settlement discussions with J&J that would require the Company and VMI to forfeit their interest in the MRI unit in exchange for J&J releasing VMI and the Company from any damages. Although the Company believes VMI is entitled to recover the MRI unit from J&J Finance and that VMI should prevail in its claims against MFA should J&J Finance be permitted to retain the MRI unit, there can be no assurance that VMI will prevail against either party or that VMI will be able to collect any judgement that it may obtain against MFA. As a result of the foregoing, the Company has written off the net book value of the second unit of $964,286 as of December 31, 1995. VMI has commenced litigation against MFA for payment of delinquent lease payments, there can be no assurance that MFA will be able to make any of those required lease payments to VMI. Receivables of $270,270 related to a portion of these lease payments were written off during 1994 and none were accrued for 1995.

     For the quarter ended March 31, 1996, total operating expenses were $512,083 compared to $980,344 for 1995. Total expenses for the quarter ended March 31, 1996, included selling, general and administrative (SG&A) of $346,548, cost of revenues for products and services of $37,845, cost of revenues for lease operations of $72,126 and research and development of $55,564, compared to $708,039 (SG&A), cost of revenues for products and services of $47,521, cost of revenues for lease operations of $120,339 and research and development of $104,445, in 1995.

     The overall cost of revenues for products and services as a percentage of sales increased for the first quarter of 1996 to 23% from 17% for 1995. Increases in cost of revenues for the first quarter of 1996 resulted primarily from decrease in royalties from KCD.

     Research and development expense decreased to $55,564 from $104,445 for the quarter ended March 31, 1996 from 1995 due to a planned decrease in Dr. Shell's research support services.

     During 1994, the Company enhanced its production capability for contrast microspheres for clinical trial purposes. The Company has identified four specific imaging applications for its technology and initiated development on two of them. These products include a contrast microsphere to CAT scan and detect lung blood clots (pulmonary emboli), an ultrasound contrast microsphere for detection of heart perfusion (myocardial perfusion), an MRI contrast microsphere for abdominal visualization and a contrast microsphere to compete with liquid x-ray contrast media. The Company anticipates that any increases in research and development resources during 1996 will be devoted primarily to these projects.

     SG&A expense decreased to $346,548 from $708,039 for the first quarter of 1996, from 1995 amounting in a reduction of approximately $361,491 or 51%. Results were from restructuring and down sizing of operations which includes significant reductions in accounting fees, salaries, wages, selling and marketing expenses, and shareholder expenses all of which were phased in beginning in June 1995. Included in 1995 are non-cash expenditures for amortization of prepaid consulting fees of $371,375 for shareholder services.
In addition, the Company incurred officers' and directors' fees of $92,000 during 1995. The Company experienced increases in legal fees of $160,917 during 1995 due primarily from matters related to the SEC investigation of Clark M. Holcomb's activities. Included in 1994 are $220,420 of non-recurring financial consulting and legal fees. These fees were paid to unaffiliated third parties for (i) services in the areas of shareholder and financial public relations paid in the form of 55,000 shares of the Company's common stock and warrants to purchase an additional 107,500 shares of such stock, (ii) legal services rendered paid in the form of 36,000 shares of the Company's common stock and warrants to purchase an additional 36,000 shares of such stock, and (iii) services in connection with a private placement of Company common stock paid in the form of warrants to purchase an additional 305,00 shares of such stock.
Also included in 1994 is a provision for non-collectible lease revenues receivable of $270,270.

     Interest expense for operations for the first quarter of 1996 was $2,268 compared to $123,874 for 1995, a decrease of $121,606. The first quarter of 1996 included non-cash expenditures for amortization of deferred financing costs of $103,278 incurred in connection with financial advisory services and a private placement of convertible notes in November 1994 as well as accrued interest on such notes of $18,000.

     Interest income decreased to $3,130 for the first quarter of 1996 compared to $20,394 for 1995 due to interest earned on an outstanding note receivable from a shareholder, an outstanding note receivable from the sale of stock and delinquent royalties receivable.

     No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through December 31, 1994, the Company incurred net operating losses for tax purposes of approximately $9,700,000 and approximately $11,420,000 for accounting purposes. Differences between accounting and tax losses consist primarily of differences in the accounting and tax treatment of depreciation, allowance for doubtful accounts and research and development expenses. The net operating loss carry forward may be used to reduce taxable income through the year 2008. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.

LIQUIDITY AND CAPITAL RESOURCES

     Since the inception of S/S, the Company has received capital for operations and research from private investors, issuance of private party debt, bank financing, and from licensing and product sales. Revenues have been insufficient to cover operating expenses, research and development, costs of litigation, construction costs, and patent development, which costs have been unnecessarily well above the revenues from licensing and product sales. The Company, therefore, has been dependent on private placements of securities, bank debt, loans from private investors and the exercise of warrants in order to sustain operations. To correct this imbalance management made significant cuts and changes in the Company's operations resulting in reduced 1995 operating expenses approximately $1,066,359 (or 34%) compared to 1994. However, until such time as the Company can increase revenues the Company will continue to be dependent on private or institutional investment capital to support a percentage of the planned 1996 operations. Historically, the Company has been able to generate private placement funds to provide capital for operations and growth. During 1995, new management was responsible for approximately $965,348 received by the Company from August through the balance of the year from private placements, and the conversion of approximately $839,458 of Company debt from a previous private placement. However, there can be no assurances that private or other capital will continue to be available, or that revenues will increase to meet the Company's cash needs, and there can be no assurance that a sufficient amount of the Company's securities can or will be sold or that any warrants will be exercised to fund any operating needs of the Company or its research and development programs. (Even assuming all of the warrants outstanding as of December 31, 1995 with exercise prices at or below the current market price of the common stock were to be exercised, the total gross proceeds to the Company from such exercise would be insignificant).

     The Company's consolidated financial statements have been prepared on the assumption the Company will continue as a going concern. The Company has suffered recurring losses from operations, has an accumulated deficit and has negative working capital, and faces significant product development and distribution issues that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described below. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continued as a going concern.

     In April 1994, the Company completed a private placement of its securities to foreign investors in an offering under Regulation S in which it raised net proceeds of approximately $640,000. In November 1994, the Company completed a private placement to foreign investors in an offering under Regulation S of $900,000 one year convertible promissory notes in which it raised net proceeds of approximately $715,000. In November 1995 the Company (i) $775,000 of these notes were converted into 6,328,000 shares of Company common stock (ii) $50,000 of these notes were repaid. The remaining $75,000 of these notes were extended for an additional six month period.

     In August 1995, the Company completed a private placement of its securities to foreign investors in an offering under Regulation S in which it raised net proceeds of approximately $140,348. In connection with the completed offering, the Company issued 725,168 shares of restricted stock at prices ranging from $0.36 to $0.42 per share, plus 725,168 warrants to purchase additional shares of restricted common stock at $0.50 per share during a two year period. During August 1995, 116,279 of these warrants were exercised.

     In August 1995, the Company completed a private placement of 10% convertible subordinated notes to foreign investors in the aggregate amount of $300,000 which mature on December 31, 1995. In order to fulfill the Company's obligation to deliver shares of the Company's common stock upon conversion of the notes, an aggregate of 200,000 shares have been issued under Regulation S and are being held in escrow. During September 1995, $100,000 these notes were converted into 549,448 shares of Company common stock. In October 1995, an additional $200,000 of these notes were converted into 1716,736 shares of Company common stock.

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

     OBJECTIVES OF THE PLAN

     Beginning in May 1995, the Company's newly installed management began developing a plan intended to move the Company away from its dependence on investment capital and toward profitability. Management began by making significant cuts in the Company's operational expense, the effect of which began in June 1995, and resulted in an overall decrease of 1995 operating expenses of approximately $1,066,359, or 34% as compared to 1994. However, that in itself is only a bandaid. What is needed is an overhaul. Management developed the operational plan described below:

     1. make significant and lasting reductions in general and administrative costs while centralizing administrative operations, temporarily reduce spending on all research and development programs not directed at producing immediate revenues; and,
     2. reorganize all Company subsidiaries to operate as profit centers by cost cutting, elimination of duplicate general and administrative costs; and,
     3.   secure existing revenue base by eliminating licensees default; and
     4.   increase revenues from existing products; and,
     5.   develop new markets for existing products; and,
     6.   develop new products for existing and new markets; and,
     7. develop strategic partners for distribution, sales and marketing, research and development, commercialization of products; and develop alternative research and development financing sources such as U.S. government sponsored research grants; and,
     8.   develop investment banking and public relation alliances; and
     9.   make strategic acquisitions of consumer products companies.

     RESULTS OF THE PLAN (As of April 10, 1996)

     The plan described above was phased in beginning in June 1995. The Company accomplished the majority of the goals set out in the plan including (1) the Company made significant and lasting reductions in G&A, temporarily halted all research and development, which it later resumed in order to manufacture contrast microspheres for pre-clinical testing required as a result of a strategic agreement signed with E-Z-EM; and, (2) reorganizing the E-Z Trac subdivision to operate as a profit center; and (3) secured sequetrant licensing revenues (temporarily, KCD defaulted again and was terminated); and, (4) increased E-Z Trac revenues (KCD was terminated); and, (5) began studying the feasibility of adapting the colored microsphere products for commercial pathology applications; and (6) began development on a series of new products in October 1995, which the Company announced completion of first stage development of those products in March 1996; and (7) signed a strategic agreement with E-Z-EM to develop contrast microspheres for commercial applications; and, (8) applied for and received a research grant from the National Institute of Health ("NIH"); and (9) began developing investment banking relationships, however, no such relationship has been established to date; and (10) developed two potential consumer product companies as acquisition candidates. Additionally, the Company raised approximately $965,348 from private placements from August 1995 to December 1995. From January 1, 1996 to April 10, 1996, the Company has raised $200,000 in one private placement, $150,000 of a $500,000 commitment of a second private placement with the balance to fund in May, and received a commitment for a third private placement of $500,000 to close on April 28, 1996 with an option of a second $500,00 to fund prior to December 31, 1996. The Company also expects $100,000 to be funded from the National Institute of Health grant, with $750,000 more conditioned on the success of phase one.

     As of March 31, 1996, the Company's working capital position decreased by $183,450 from a negative $1,242,016 at December 31, 1995 to a negative $1,425,466, primarily as a result of increases in accrued compensation and payroll taxes, professional services payable, trade payables and other accrued expenses as well as increases in the allowance for doubtful accounts. At March 31, 1996, the Company's cash position had decreased to $170,552 from $374,128 December 31, 1995.

     Negative cash flow from operations for the quarter ended March 31, 1996 of $286,505 was reduced by non-cash charges of $121,128 for depreciation and
amortization.   Negative cash flow from operations for the quarter ended March
31, 1995 of $721,630 was reduced by non-cash charges of $324,595 for depreciation and amortization, and $30,000 for research and development. Negative cash flow from operations after reduction for non-cash charges was $165,377 and $367,035 for the quarters ended March 31, 1996 and 1995.

     At March 31, 1996, the Company had assets of $2,095,724 compared to $2,439,606 on December 31, 1995. In addition, the Company had a total shareholders' equity of $(498,355) on March 31, 1996 compared to $(282,419) on December 31, 1995, a decrease of $215,936. The decrease was the result of a net loss from operations of $286,505 offset by the issuance of common stock valued
at $70,569.    Payments on a long term note with a balance of $1,220,003
(including interest currently due of $30,988) as of March 31, 1996 of which $348,436 is due within the next twelve months had been assumed by the Company as part of its acquisition of VMI; this note is secured by guaranteed lease payments of an equivalent amount.

ITEM 3.   LEGAL PROCEEDINGS

     SEC PROCEEDINGS

     In 1990, the Securities and Exchange Commission's New York Regional and Enforcement staff commenced an inquiry into possible securities violations of the registration, anti-fraud, notice and reporting provisions under various provisions of the federal securities laws that may have occurred between July 1989 through January 1990 resulting from the actions of the Company and certain
members of its management during that period.   As part of a settlement
agreement, the Company, Dr. Shell, and Philip Dascher, the Company's former President, neither admitted nor denied any violations, and without any findings of fact consented in August 1992 to the entry of a judgement for a permanent injunction enjoining them from violations of various provisions of the federal securities laws. The settlement included a rescission offer that was made by the Company to 17 individuals who had previously exercised warrants to purchase the Company's common stock at a time when a current registration statement was not in effect. None of the individuals, however, elected to exercise this right of rescission.

SEC AND SHAREHOLDER PROCEEDINGS RELATING TO MATTERS DIRECTLY BY EFFECTED BY OR ARRANGED BY CLARK M. HOLCOMB

     In July 1993, based on a concern the Company formed an independent committee of its Board of Directors who's purpose was to determine whether certain prior private placements of the Company's securities complied with all of the registration requirements of federal and state securities laws. In certain prior private placements of the Company's shares, a total of approximately 2,506,982 shares of the Company's common stock was issued to a smaller number of individuals. Those issuances were structured in reliance upon the advice of the Company's then securities counsel, and the Company believes that these issuances, standing alone, would have qualified for exemptions from registration under federal and state securities laws. However, certain subsequent resale's of these shares, commencing in June 1992, by the original purchasers or their transferees to a total of approximately 330 investors raised an issue as to whether a technical distribution occurred that might have required either the original issuances or the resales to have been registered. All of the foregoing resales were either directly effected or arranged for by Clark M. Holcomb.

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

     In April 1995, Richard Willman and Nancy Holling sued Clark Holcomb, KCD Incorporated, Dr. Shell and the Company in Superior Court for the County of Ventura for rescission, breach of contract, breach of fiduciary duty, fraud, negligent misrepresentation, constructive trust and negligence all regarding the sales in July 1993 and September 1993 by Holcomb to Holling and Willman of Company stock. Willman and Holling allege general damages of $107,250 and $4,275 respectively plus interest, as well as punitive damages in an amount to be proven at time of trial. In July 1995, the Company executed a Settlement Agreement with Nancy Holling. There was no money demanded and none paid in connection with this settlement. The Company believes it has no obligation to Willman or Holling in connection with this matter. The

Company denies the allegations and intends to contest the matter. A trial date was scheduled for April 1996 with respect to Willman, however, in a mandatory settlement conference in March 1996, Clark M. Holcomb and the Company entered into a settlement with Willman in which Holcomb agreed to pay Willman $100,000 in cash and to deliver to Willman 50,000 shares of restricted KCD common stock. In addition, Holcomb had previously delivered to Willman 40,000 shares of the Company's common stock which Willman will be permitted to retain as part of the settlement. The Company agreed to pay $5,000 in full settlement of this claim rather than go through the expense and time required to defend the action in trial. In July, 1995, the Company executed a Settlement Agreement with Nancy Holling. There was no money demanded and none paid in connection with this settlement. The Company believes it has no obligation to Willman or Holling in connection with this matter.

     In April 1995, David Eastman filed a complaint in the Superior Court of the County of Orange, California against Clark Holcomb, Anita Kavanagh, Dr. Shell and the Company. This action alleges fraud, negligent misrepresentation, rescission and restitution, securities fraud and conspiracy to defraud. This action was served on Dr. Shell and the Company in July 1995. The only allegations of wrong doing are directed at Holcomb and Holcomb is alleged to have been acting as an agent of the other defendants. It is alleged that Holcomb represented that although the shares purchased by the plaintiff contained a legend, they would be free trading in sixty to ninety days. It is also alleged that Holcomb misrepresented the financial condition of the Company. The complaint seeks damages in the amount of $200,000 as well as unspecified punitive damages. The Company and Dr. Shell deny that Holcomb was their agent. A trial date has currently been scheduled for May 1996. The Company denies the allegations and intends to vigorously contest the matter. In February 1996, Eastman obtained a default judgement against Holcomb in the amount of $200,000 in compensatory damages and $50,000 in punitive damages.

     In February 1996, the Rudolf Steiner Research Foundation filed a complaint in the United States District Court for the Central District of California against Clark M. Holcolm, Lawrence Gibson, Murray Bettingen, Bettingen, Inc., and the Company. This action alleges civil RICO, violation of the Securities Act of 1933, violation of California Corporation Code, fraud, deceit and intentional misrepresentation, negligent misrepresentation, conversion, constructive trust and breach of contract. The complaint seeks damages of $201,333, rescission punitive and exemplary damages. The Company believes it has no obligation to the Rudolf Steiner Research Foundation in connection with the matter. The Company denies the allegations and intends to vigorously contest the matter.

     The Company is negotiating with the SEC regarding a potential settlement of any SEC claims against the Company with respect to the above transactions. The Company anticipates that the settlement would require the Company to consent to a permanent injunction, without admitting or denying any liability, that would bar the Company from any future violations of the registration requirements of the federal securities laws. The Company believes that such a settlement would not have a materially adverse effect on the Company or its operations. However, there can be no assurance that a settlement as described above (or a settlement with any other terms) will ultimately be reached with the SEC. The Company and Dr. Shell are subject to a 1992 permanent injunction enjoining them from violating the federal securities laws.

PROCEEDING RELATED TO LICENSING AGREEMENTS, MANUFACTURING AGREEMENTS, ROYALTY AGREEMENTS, AND PATENT INFRINGEMENTS

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

     In March 1994, the Company and S/S sued Herbalife (settled with respect to Herbalife) and D&F in Superior Court for the County of Orange, California for fraud, breach of contract and conspiracy to misappropriate trade secrets. The Company alleges in this lawsuit that S/S provided certain confidential information and trade secrets to D&F, which misappropriated this information to manufacture an advanced fat sequestrant product. The Company is seeking in this lawsuit injunctive relief and damages in an unspecified amount from defendants. This matter has been consolidated for trial with the action against Dynamic Products, Inc. and the action against the officers and Directors of Dynamic Products, Inc. and D&F Industries, Inc..

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

     In March 1996, the Company, on behalf of its subsidiary EHI, filed an action against KCD in Los Angeles County Superior Court. This action alleges causes of action against KCD for breach of the amended license, declatory relief and permanent injunction. The action is abased upon the failure of KCD to pay the royalties due pursuant to the contract and their use of advertising claims in connection with the sale of the licensed products which were in excess of those which the Company authorized KCD to make. On April 8, 1996, KCD filed a cross complaint against the Company, Effective Health, Dr. Shell and William Pelzer alleging causes of action for breach of contract, breach of implied conversion, rescission, good faith and fair dealing, negligence, intentional misrepresentation, account and constructive. The Company denies all of the claims and intends to fully defend this cross complaint.

     In August 1995, the Company, Dr. Jackie See and Francis Pizzulli entered into preliminary settlement agreements regarding the pending arbitration proceedings before the Judicial Arbitration and Mediation Service, Inc. in Santa
Monica, California.   Subsequently, the Company, Dr. Jackie See and Francis
Pizzulli entered into a formal settlement agreement relating to the above arbitration proceeding relating to the payment of royalty's pursuant to the existing Royalty Agreements between the Company and See. See had previously transferred a 50% interest in his Royalty Agreements with the Company to Pizzulli.

     With respect to the formal settlement of the Royalty issues with See, the Company has agreed to: 1) pay See, beginning in July 1995 a total of 1-1/2% of the Company's net sales of products and 10% of the Company's receipt of royalties from the Company's licensees under certain patents owned by the Company covering colored microspheres, contrast microspheres and fat sequestration products, 2) pay See, over time, the sum of $32,417 which represents past due royalties for the period up to June 30, 1995, 3) pay See, over time, the sum of $33,062 which represents the award of attorney fees and costs to See in connection with the arbitration, 4) pay See, over time, the sum of $65,731 of which $35,227 is subject to adjustment based upon an accounting and $30,504 of which was conditioned upon receipt of royalties from the Company's sequesterant licensee, and 5) transfer 10,000 restricted shares of KCD common stock to See.

     With respect to the formal settlement of the Royalty issues executed in January 1996 with Pizzulli, the Company has agreed to 1) pay Pizzulli, starting July 1995 a total of 1-1/2% of the net sales of the Company's products and 20% job the Company's receipt of royalties from the Company's licensees under certain patents owned by the Company covering colored microspheres, contrast microspheres and fat sequestration products, and 2) pay Pizzulli, over time, the sum of $93,542 which represents the award of attorneys fees and costs to Pizzulli in connection with the arbitration, 3) pay Pizzulli, over time, the sum of $13,787 which represents past due royalties for the period up to June 30, 1995, 4) pay Pizzulli, over time, the sum of $72,244 of which $37,177 is subject to adjustment based upon an accounting and $35,067 of which was conditioned upon receipt of royalties from the Company's licensee, and 5) transfer 15,000 restricted shares of KCD common stock to Pizzulli.

     Pizzulli, in addition to the arbitration pertaining to arbitration pertaining to royalty issues initiated an arbitration proceeding pertaining to the timing of the sale of his restricted shares of the Company's stock. A formal settlement of the claim was entered into in January 1996. With respect to the formal settlement the Company agreed to 1) pay Pizzulli the sum of $25,000 on the execution of the agreement, 2) pay Pizzulli the additional sum of $75,000 on or before March 1, 1996, 3) pay Pizzulli, subject to certain adjustments, the additional sum of $100,000 on or before March 1, 1997, 4) assign to Pizzulli all of the Company's interest in and to the Promissory Note dated May 13, 1993 in the face amount of $265,000 payable to the Company by Clark M. Holcomb, 5) transfer to Pizzulli 75,000 restricted shares of KCD common stock, 6) transfer to Pizzulli 300,000 shares of the Company's restricted common stock. In addition the Company has agreed to file FORM S-3, or other forms as maybe appropriate to register the shares of the Company's common stock being transferred to Pizzulli. There are also provisions in the settlement which would require the Company to issue additional shares of its restricted common stock to Pizzulli in the event that either the registration of the 300,000 restricted shares is unreasonably delayed and/or the price of the Company's common stock does not reach a specified price within an eight month period of filing the FORM S-3.

PROCEEDINGS RELATED TO MRI LEASE OPERATIONS

     In August 1994, VMI sued MFA in Supreme Court for the County of New York, New York, for breach of contract and accounts due. VMI alleges in this lawsuit that MFA breached an equipment lease agreement for VMI's second MRI unit, the Resonex Machine, by failure to make lease payments due January 27, 1994, and thereafter in the sum of $210,210 as well as interest thereon. VMI is seeking in this lawsuit a judgement against MFA in the sum of $210,210 plus interest thereon with costs, attorney's fees and disbursements and other relief. VMI will also seek a judgement for all unpaid lease payments subsequent to August 1994 which total an additional
$510,510 through December 31, 1995. However, the Company has not been successful in serving the notice on MFA principles including Jerald Brauzer, nor has a trial date been set.

     In April, 1995, Johnson & Johnson Finance Corp. ("J&J Finance") brought an action against MFA and VMI in connection with a loan made by J&J Finance to MFA that was secured by a lien granted by MFA on the Resonex MRI unit owned by VMI. After MFA defaulted on the foregoing loan, J&J Finance, in June 1995, obtained a writ of attachment on the Resonex MRI unit and has taken physical possession of that unit. The Company's position is MFA had no authority to secure the foregoing loan with VMI's MRI unit, since the loan was made solely for the benefit of MFA, the lien was placed on the MRI unit without VMI's knowledge or consent, and none of the loan
proceeds were received by VMI or the Company.   VMI and the Company are in
settlement discussions with J&J that would require the Company and VMI to forfeit their interest in the MRI unit in exchange for J&J releasing VMI and the
Company from any damages.    Although the Company believes VMI is entitled to
recover the MRI unit from J&J Finance and that VMI should prevail in its claims against MFA should J&J Finance be permitted to retain the MRI unit, there can be no assurance that VMI will prevail against either party or that VMI will be able to collect any judgement that it may obtain against MFA. The Company also recently learned that the current fair market value of the Resonex MRI unit is substantially below previous estimates and as such may not be worth the cost of continuing litigation. As a result of all the foregoing the Company has written off the net book value of the second unit of $964,286 as of December 31, 1995.

FEDERAL TRADE COMMISSION PROCEEDINGS

     The Seattle Regional Office of the Federal Trade Commission has advised the Company that the staff believes that the Company's fat sequestrant product, which currently is marketed by a licensee under the name "SeQuester," has been improperly represented in advertising claims, and that the sequestrant product, when previously marketed by the Company under the name "Lipitrol", also was improperly represented in advertising claims. The staff has indicated that it is prepared to recommend that a complaint be filed against the licensee, the Company and certain individuals in connection with the foregoing. The Company presently is discussing this matter with the FTC staff with the objective of settling the matter. There is no assurance that a settlement will be reached or as to the impact on the Company of any settlement, although it is presently believed that any settlement may impact the claims utilized in the marketing of the sequestrant product and is likely to involve the payment of a fine or other financial penalty by the Company. The Company and the FTC staff have agreed upon the terms of a proposed settlement in this matter, pursuant to which the Company would consent to a permanent injunction prohibiting it from making misrepresentations relating to weight loss or weight reduction products or services, or with respect to tests or studies relating to such programs or services. In addition, the Company would pay consumer redress to the FTC in an aggregate amounts of $35,000 over a period of twelve months. The Company's Board of Directors voted to accept the proposal in March 1996, which now must be formally approved by the FTC.

     Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgements or fees of defense counsel which have not been paid or accrued as of December 31, 1995.

     While the ultimate outcome of these issues, if claims were asserted and litigated, is complicated and not free from doubt, management with the advice of legal counsel believes, on the basis of the facts currently known, that it is not probable that the Company would have any material liability. However, there can be no assurance that the Company will prevail in any of the above proceedings. Also the Company may be required to continue to defend itself resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing an unfavorable settlement or judgement could be awarded against the Company which could have a material adverse effect upon the Company. Additionally, starting in June 1995, the Company began taking the steps it considered necessary to insure that the Company, its subsidiaries, employees, consultants and affiliated companies and individuals are not involved in any activities, operations, or relationships which are not solely for benefit of the Company.

     There can be no assurance that the Company will prevail in any of the foregoing lawsuits. The Company may incur substantial expense in connection with this litigation and any unfavorable settlement or judgement against the Company in which the Company is a defendant could have a material adverse effect upon the Company.

     In August 1992, the Company initiated a construction program, which was completed during 1993, for its laboratory and office facility to augment and improve product development and production capability. In December 1992, the Company issued 500,000 restricted shares of the Company's Common Stock to Clark Holcomb in exchange for his offer to fund $350,000 of the construction costs. Costs of approximately $431,000 were expended by the Company, of which Mr. Holcomb has reimbursed $225,000. As of March 31, 1996, the unpaid portion of $265,000 has been assigned to Pizzulli as part of the settlement.

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

                         INTERACTIVE MEDICAL TECHNOLOGIES LTD.
                              (Registrant)



Date:     5-31-96             By:  /s/ STEVEN  R.WESTLUND
     --------------------          ----------------------------------------
                                   Steven Westlund
                                   (Chief Executive Officer)


Date:     5-31-96             By:  /s/ PETER T. BENZ
     --------------------          ----------------------------------------
                                   Peter T. Benz
                                   (President, Chief Financial Officer)


Date:     5-31-96             By:  /s/ MICHAEL GRECHKO
     --------------------          ----------------------------------------
                                   Michael Grechko
                                   (Chief Accounting Officer and Secretary)


Date:     5-31-96             By:  /s/ JOHN C. OSBORNE
     --------------------          ----------------------------------------
                                   John C. Osborne
                                   (Director)