Form 10QSB
period 1996-06-30
INTERACTIVE MEDICAL TECHNOLOGIES LTD
filed 1996-08-14
CIK 822997

                                     FORM 10-QSB
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                 [X] Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                  For the quarterly period ended _JUNE 30, 1996

                                          OR

                [ ] Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

          For the transition period from _______________ to _______________

                           Commission file number  0-21384

                        INTERACTIVE MEDICAL TECHNOLOGIES LTD.
               -------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          Delaware                                           13-3367421
- -------------------------------                       -----------------------
(State or other jurisdiction of                   (I.R.S. employer
incorporation or organization)                        identification number)

2139 Pontius Avenue, Los Angeles, California                        90025
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's Telephone number, including area code: (310) 312-9652 not applicable
- --------------------------------------------------------------------------------
  (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes  X              No
                                                ---                ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
                                              Outstanding at
         Class of Common Stock               July 31, 1996
         ---------------------              -----------------
            $.001 par value                 45,849,240 shares

Transitional Small Business Disclosure Format    Yes       No  X
                                                     ----     ---

Number of sequentially numbered pages in the document:   31
                                                      -------

                                     FORM 10-QSB
                          Securities and Exchange Commission
                                Washington, D.C. 20549

                        INTERACTIVE MEDICAL TECHNOLOGIES LTD.

                                        Index

PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----

    Item 1. Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at
            December 31, 1995 and June 30, 1996 (unaudited)                3

         Condensed Consolidated Statements of Operations
           for the three and six months  ended June 30, 1995 (unaudited)
           and 1996 (unaudited)                                            5

         Condensed Consolidated Statements of Cash Flows
           for the six ended June 30, 1995 (unaudited)
           and 1996 (unaudited)                                            6

         Notes to Condensed Consolidated Financial Statements              7

    Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                    16

    Item 3.  Legal Proceedings                                            22


PART II. - OTHER INFORMATION

    Item 5.  Other Information                                            29

    Item 6.  Exhibits and Reports on Form 8-K                             29

Signatures                                                                31

                            PART I.  FINANCIAL INFORMATION


                INTERACTIVE MEDICAL TECHNOLOGIES LTD AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1995 AND JUNE 30, 1996



                                                      ASSETS
                                                      ------
                                                                        December 31,            June 30,
                                                                            1995                 1996
                                                                        ------------          -----------
                                                                                              (unaudited)
CURRENT ASSETS:
 Cash                                                                     $  374,128           $ 690,376
 Accounts Receivable, net of allowance for doubtful
  accounts of $20,516 in 1995 and $180,516 in 1996                           65,377               37,601
 Interest receivable, net of allowance for doubtful
  accounts of $59,615 in 1995 and $55,615 in 1996                              --                   --
 Notes receivable from shareholder, net of allowance
  for doubtful accounts of $16,548 in 1995 and $141,548                        --                   --
  in 1996
 Leases receivable                                                            79,241             177,727
 Prepaid expenses                                                               --               111,710
 Due from related parties, net of allowance for
  doubtful accounts of 109,593 in 1995 and 1996                                1,725               1,725
                                                                           ---------           ---------

Total current assets                                                         520,471           1,019,139
                                                                           ---------           ---------

PROPERTY, EQUIPMENT AND LEASEHOLD
 IMPROVEMENTS, at cost, net of
 accumulated depreciation and amortization of
 $1,303,661 in 1995 and $1,533,876 in 1996
 Office equipment                                                            110,974              68,663
 Leasehold improvements                                                      145,860             125,021
 Magnetic resonance imaging systems                                         1,298,24           1,153,995
                                                                           ---------           ---------
 Property, equipment and leasehold
  improvements, net                                                        1,555,081           1,347,679
                                                                           ---------           ---------

OTHER ASSETS:
 Patents, net of accumulated amortization
  of $107,466 in 1995 and $119,510 in 1996                                   289,486             277,443
 Deposits and other assets                                                    74,568              74,568
                                                                           ---------           ---------
Total other assets                                                           364,058             352,011
                                                                           ---------           ---------

                    TOTAL ASSETS                                          $2,439,606          $2,718,829
                                                                           ---------           ---------
                                                                           ---------           ---------




                    The accompanying notes are an integral part of
                       these consolidated financial statements.

                INTERACTIVE MEDICAL TECHNOLOGIES LTD AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1995 AND JUNE 30, 1996

                         LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                         December 31,           June 30,
                                                                              1995               1996
                                                                         ------------        -----------
                                                                                             (unaudited)
CURRENT LIABILITIES
 Loans Payable                                                            $   88,500         $    78,330
 Convertible notes                                                            75,000             252,379
 Current portion long term note payable                                      318,171             423,537
 Accrued compensation and payroll taxes                                      206,106             141,528
 Professional services payable                                               413,135             274,756
 Trade payables and other accrued expenses                                    75,500              44,143
 Royalties payable                                                           535,518             393,978
 Income taxes payable                                                          3,946               7,946
 Deferred rent                                                                 8,460               5,640
 Interest payable - long term note                                            21,609              60,226
 Interest payable - convertible notes                                         16,542              16,542
                                                                         -----------         -----------

          Total current liabilities                                        1,762,487           1,699,005
                                                                         -----------         -----------

LONG TERM NOTE PAYABLE,
 net of current portion                                                      959,538             796,466
                                                                         -----------         -----------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

SHAREHOLDERS' EQUITY:
 Common stock, authorized 50,000,000 shares
 of $.001 par value; issued and outstanding
 32,282,082 in 1995 and 42,832,170 in 1996                                    32,282              42,832
 Additional paid-in capital                                               15,083,445          16,177,713
 Accumulated deficit                                                     (15,398,146)        (15,997,187)
                                                                         -----------         -----------

          Total shareholders' equity                                        (282,419)            223,358
                                                                         -----------         -----------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                                   $  2,439,606         $ 2,718,829
                                                                         -----------         -----------
                                                                         -----------         -----------




                    The accompanying notes are an integral part of
                       these consolidated financial statements

                INTERACTIVE MEDICAL TECHNOLOGIES LTD AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                     (UNAUDITED)




                                                                       For the                       For the
                                                                Three Month Ended                Six Month Ended
                                                                    June 30                           June 30
                                                      ----------------------------------------------------------------
                                                           1995              1996             1995              1996
                                                           ----              ----             ----              ----
REVENUES
    Products and services                               $195,959           $81,251          $480,558          $243,074
    Lease rentals                                        113,779            97,080           227,558           194,161
                                                       -----------       -----------       -----------       -----------
                                                         309,738           178,331           708,116           437,235

COST AND EXPENSES
    Cost of Revenues
         Product and services                             58,209            43,198           105,730            81,043
         Lease Operations                                120,339            72,126           240,678           144,252
                                                       -----------       -----------       -----------       -----------
                                                         178,548           115,324           346,408           225,295
    Research and development                              63,346            73,063           167,791           128,627
    Selling, general and administrative expenses         419,742           275,351         1,127,781           621,899

                                                       -----------       -----------       -----------       -----------
                                                         661,636           463,738         1,641,980           975,821

                                                       -----------       -----------       -----------       -----------
    Loss from operations                                (351,898)         (285,407)         (933,864)         (538,586)

INTEREST EXPENSE AND OTHER
    Interest expense - other                              97,572               660           221,446             2,928
    Interest expense - lease operations                   33,307            29,238            68,691            60,226
    Interest Income                                      (22,637)           (3,570)          (43,031)           (6,700)
                                                       -----------       -----------       -----------       -----------
         Total interest expense and other                108,242            26,328           247,106            56,454

                                                       -----------       -----------       -----------       -----------
         Loss before provision for state income         (460,140)         (311,735)       (1,180,970)         (595,040)
         taxes
PROVISION FOR STATE INCOME TAXES                             800               800             1,600             4,000

                                                       -----------       -----------       -----------       -----------
NET LOSS                                               ($460,940)        ($312,535)      ($1,182,570)        ($599,040)
                                                       -----------       -----------       -----------       -----------
                                                       -----------       -----------       -----------       -----------

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                         17,622,938        37,610,579        17,444,023        34,994,682
                                                       -----------       -----------       -----------       -----------
                                                       -----------       -----------       -----------       -----------

NET LOSS PER SHARE                                         $0.03             $0.01             $0.09             $0.02
                                                       -----------       -----------       -----------       -----------
                                                       -----------       -----------       -----------       -----------




    The accompanying notes are an integral part of these condensed financial statements

                         INTERACTIVE MEDICAL TECHNOLOGIES LTD
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                     (UNAUDITED)



                                                                                       For the
                                                                              Six Month Ended June 30
                                                                         --------------------------------
                                                                             1995                1996
                                                                             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                             ($1,182,570)          ($599,040)
    Adjustments to reconcile net loss to net cash
      (used in) operating activities:
         Research and development efforts contributed as capital              30,000                  --
         Depreciation and amortization                                       559,248             242,258
         Issuance of warrants                                                176,500                  --
         Warrants issued in form of compensation                             137,025                  --
    Decrease (increase) in:
         Accounts receivables                                               (127,965)            27,776
         Interest receivable                                                 (29,334)                 --
         Lease receivable                                                     40,735             (98,486)
         Prepaid expenses                                                    (37,218)           (111,710)
    Increase (decrease) in:
         Due to related parties and former shareholders                        5,590                  --
         Accrued compensation                                                     --             (64,578)
         Professional fees and other payables                                559,572            (311,277)
         Income taxes payable                                                  1,600               4,000
         Deferred rent                                                        (1,020)             (2,820)
         Interest payable                                                     45,016              38,617
                                                                          ------------          ----------
         NET CASH USED IN OPERATING ACTIVITIES                               177,179            (875,260)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, equipment and leasehold
      improvements                                                            (8,400)            (22,813)
    Expenditures for patents                                                 (18,633)                 --
    Investment in KCD Incorporated                                          (217,243)                 --
                                                                          ------------          ----------
         NET CASH USED IN INVESTING ACTIVITIES                              (244,276)            (22,813)
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                 100,000           1,104,818
    Additional capital contribution from shareholder                           9,542                  --
    Payments on long-term note                                              (130,664)            (57,706)
    Proceeds from exercise of warrants, net                                    2,500                  --
    Proceeds from loans payable                                              118,500             177,379
    Payments on loans payable                                                     --             (10,170)
                                                                          ------------          ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                            99,878           1,214,321
                                                                          ------------          ----------
NET INCREASE IN CASH                                                          32,781             316,248

CASH, beginning of period                                                     25,215             374,128

CASH, end of period                                                          $57,996            $690,376
                                                                          ------------          ----------
                                                                          ------------          ----------




The accompanying notes are an integral part of these condensed consolidated financial statements

                INTERACTIVE MEDICAL TECHNOLOGIES LTD. and SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)
                                    June 30, 1996

1.       SIGNIFICANT RISKS

       During 1995 consolidated revenues of Interactive Medical Technologies Ltd. (Interactive) and subsidiaries (the Company) were generated from royalties from the sale of fat sequestrant, the sale of colored microspheres, and labortory services, and lease revenues from magnetic resonance imaging systems. The licensing agreement for the fat sequestrants, which accounted for 49% of revenues in 1995, was terminated during the first quarter of 1996.

       The Company has incurred net losses since its inception in 1986. This includes losses of $3,084,495 and $3,978,579 for the years ended December 31, 1994 and 1995 and $312,535 and $599,040 for the three and six months ended June 30, 1996. Continuing losses have adversely affected the liquidity of the Company, as well as the Company's ability to raise necessary additional capital. As of June 30, 1996, the Company had an accumulated deficit of $15,997,187 and negative working capital of $679,866. In addition, the Company is subject to various business risks, including but not limited to its ability to maintain vendor and supplier relationships by paying bills when due, and overcoming future and ongoing product development and distribution issues. The Company and its former management have been named in certain litigation. The Company is subject to various claims, lawsuits, lawsuit settlements and judgments. The Company's legal costs have been paid from available funds and unpaid amounts have been accrued. There is no assurance such funds will continue to be available, and the inability to pay judgments when due or fees of defense counsel may result in settlement of the actions on unfavorable terms to the Company.

       Beginning in June 1995, new management implemented a plan of restructure. Initial efforts were focused on reducing losses, settling the accumulation of debt and lawsuits referred to above, and raising working capital. By October, Management began shifting some of its resources to the internal development of new dietary and food supplement products, development of alternative financing for research projects, and the acquisition of strategic consumer product companies.

       The results of these efforts have produced a research grant from the National Institute of Health (NIH) to help finance ongoing contrast microsphere studies, a strategic partner agreement with E-Z EM which includes a provision for funding advanced pre-clinical and FDA studies as well as outlining a basic manufacturing and distribution understanding. Additionally, the Company acquired two strategic consumer products companies, each with a number of ready to market personal care and nutritional consumer products. Those agreements also contain contingencies concerning preestablished performance criteria based on gross product sales, which of not achieved by the acquired companies allow for the Company to terminate the agreements and convert the monies previously invested into promissory notes to be repaid by those companies. During the balance of 1996 and well into 1997, management intends to again redirect its focus to the sales and marketing of the consumer products which were acquired or developed internally. The Company expects to begin distribution, and sales and marketing during the third calendar quarter.

       Even though operating losses have been substacially reduced from previous years, management anticipates that the revenues from the sales of existing microsphere products, laboratory services and MRI Leasing operations will not be adequate to fund present scaled down commercial operations. Management intends to raise additional working capital in an amount sufficient to fund present commercial operations during the initial distribution phase of the new consumer products.

       Due to the above factors, losses are expected to continue at least for the immediate future. In the event working capital is not available to the Company, the Company would curtail all non commercial operations while accelerating its efforts to license its contrast microsphere technologies.

       The Company believes it has made great progress during the past year and expects that revenues from new product sales will begin during the third calendar quarter and continue to grow well into the future. The Company intends to follow the plan implemented in June of 1995 including seeking alternative sources to fund contrast microsphere studies. According to current information, the costs of FDA clinical studies, which are subject to the rules, regulations and approval of protocols by the FDA, the Companies planned FDA studies could range between $3,000,000 and $10,000,000 over a span of thirty months from the date started. Operating revenues are not expected to be sufficient to provide all of these funds, therefor the Company will seek assistance from its strategic partners, and by collecting advanced royalty payments from other potential strategic partners, and to some extent raise additional capital from the sale of securities.

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

       In the opinion of the management of the Company, the accompanying condensed unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1996, the results of its operations for the three and six months ended June 30, 1996 and 1995 and the cash flows for the three months ended March 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although managment of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1995 Form 10-KSB.

       The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

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

3.       CAPITAL TRANSACTIONS AND LONG TERM DEBT

       There were privately held warrants outstanding as of June 30, 1996, to purchase a total of 14,151,889 shares of the Company's common stock at purchase prices per share ranging from $0.10 to $4.00. On June 30, 1996 1,461,000 publicly traded "B", "C", and "D" warrants expired.

       One of the Company's two magnetic resonance imaging (MRI) systems (the "Units") currently is installed in a mobile van at an operating site in Jefferson Valley, New York and has been in use since September 1992 and is leased to Tri-County Mobil MRI, L.P. ("Tri-County"), whose general partner is Diagnostics Resource Funding. This lease provides for monthly payments of $37,926 to Venus Management, Inc. ("VMI") through August 1999 and $68,589 in September 1999 (with such payments being guaranteed by Medical Funding of America, Inc., "MFA"), and VMI is required to make monthly installment payments (which includes interest at 10.5% per annum on the unpaid principal balance) for the first Unit to a third party finance company of $32,360 through August 1999 and $68,589 in September 1999. As of June 30, 1996, the balance of this debt aggregated $1,280,229 (including interest currently due of $60,226) of which $423,537 is due within the next twelve months. This lease provides for a purchase option at the expiration of the initial term of such lease equal to the then fair market value of the first Unit.

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

       As of June 30, 1996, Tri-County was current in making the payments to the finance company.

       The second of the two Units was never placed in service and was abandoned in December 1995. See also (Note 4) regarding litigation with Johnson & Johnson Finance Corp.

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


4.       CONTINGENCIES

            LITIGATION

       In April 1994, Rod Sherman and Computer Buddy sued Clark Holcomb and the Company in Superior Court for the County of Los Angeles for breach of an alleged oral contract pursuant to which Holcomb and the Company were to pay Sherman a finder's fee for all shares of the Company's stock sold to third parties introduced by Sherman to Holcomb or the Company of which Sherman alleges that $58,000 remains owing to him. During the quarter ended June 30, 1996 this matter settled went to in court, resulting in a favorable verdict, to which there was no liability to the Company.

       In April 1995, Johnson & Johnson Finance Corp. ("J&J Finance") brought an action against MFA and VMI in connection with a loan made by J&J Finance to MFA that was secured by a lien granted by MFA on the Resonex MRI unit owned by VMI. After MFA defaulted on the foregoing loan, J&J Finance, in June 1995, obtained a writ of attachment on the Resonex MRI unit and has taken physical possession of that unit. Subsequent to June 30, 1996 the Company received a proposal settlement agreement from J&J Finance containing J&J Finance's agreement to a mutual dismissal of actions and a release of claims.

       The legal proceeding relating to licensing agreements, manufacturing agreements, royalty agreements, and patents involving the Company and its subsidiaries, Dynamic Products, Inc., D&F Industries, FATCO, KCD, Inc., and
Dr. Shell are in the process of consolidation for the purpose of global settlement. Each of the companies have instructed their various legal counsel to temporarily suspend legal proceedings in expectation of a global settlement. Final global settlement is expected to be completed during the third calendar quarter. The Company does not expect to incur any material liability as a result of these settlements.

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

       In addition, Mr. Pizzulli's claim for damages he suffered as a result of the Company's alleged failure to provide him with free trading shares of the Company's common stock under Rule 144 is being finalized.

       In April 1995, David Eastman filed a complaint in the Superior Court of the County of Orange, California against Clark Holcomb, Anita Kavanagh, Dr. Shell and the Company. This action alleged fraud, negligent misrepresentation, rescission and restitution, securities fraud and conspiracy to defraud. The complaint sought damages in the amount of $200,000 and punitive damages in an unspecified amount. Holcomb was alleged to have been acting as an agent of the other defendants. It was alleged that Holcomb represented that although the shares purchased by the plaintiff contained a legend, they would be free trading in sixty to ninety days. It was also alleged that Holcomb misrepresented the financial condition of the Company. The complaint sought damages in the amount of $200,000 as well as unspecified punitive damages. The Company and Dr. Shell denied that Holcomb was their agent. The matter was settled in full during its quarter ended June 30, 1996 for its nominal amount of $5,000.

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

       The Seattle Regional Office of the Federal Trade Commission had advised the Company that the staff believed that the Company's sequestration product, which was licensed to KCD, Incorporated under the brand name SeQuesterTM, had been improperly represented in advertising claims, and the same sequestrant product previously marketed by the Company under the Lipitrol brand was also improperly represented in advertising claims. The staff indicated that it was prepared to recommend that a complaint be filed against the licensee, the Company and certain individuals in connection with the foregoing. The Company and the FTC staff have since agreed upon the terms of a proposed settlement in this matter, pursuant to which the Company would consent to a permanent injunction prohibiting it from misrepresentations relating to weight loss or weight reduction products or services, or with respect to tests or studies relating to such programs or services. In addition, the Company would pay consumer redress to the FTC in an aggregate amount of $35,000 over a period of twelve months. This proposed settlement, which has been accepted by the Company, awaits final approval by the Federal Trade Commission.

       Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of June 30, 1996. The Company will continue to vigorously defend against these actions.

       There can be no assurance that the Company will prevail in any of the foregoing lawsuits. The Company may incur substantial expense in connection with this litigation and any unfavorable settlement or judgment against the Company in which the Company is a defendant could have a material adverse effect upon the Company.

            TRANSACTIONS IN COMPANY SECURITIES


       In October 1995, the staff of the Securities and Exchange Commission ("SEC") advised the Company pursuant to certain private placements and resale of unregistered Company shares, the Company was being investigated for alleged violations of the federal securities laws. Subsequent to June 30, 1996, the Company agreed to a consent decree with the SEC which, without admitting or denying any wrongdoing, enjoins the Company from violating the registration provisions of the federal securities law. The agreement is subject to final approval by the SEC.


5.       COMMITMENTS


            PENDING ACQUISITIONS

       During the quarter ended June 30, 1996, the Company entered into two separate memorandums to acquire Pastels, International, Inc. ("Pastels") and Nutra Quest, Incorporated. ("Nutra Quest") Subsequently, both memorandums have been converted to operating agreements which contain certain contingencies relating to Pastels and Nutra Quest achieving predetermined gross sales amounts prior to the Company making payments related to the purchase price. In the event these gross sales contingencies are not met, the Company has the option to terminate the agreement(s) and convert any monies advanced into a promissory note payable to the Company secured by assets.

       The Company acquired Pastels for $250,000 in cash, the assumption of debt in an approximate amount of $90,000 (subject to an accounting and Pastels gross sales achieving predetermined amounts within a specified time periods) and warrants to purchase 500,000 shares of the Company's common stock at $.15 per share. The Company acquired Nutra Quest for $600,000, payable $200,000 in cash over a period of 15 months subject to Nutra Quest gross sales achieving predetermined amount within specified time periods) in fifteen separate installments, the balance payable in shares of the Company's common stock, valued at $.15 per share which is also subject to similar performance criteria. The founders and Presidents of both Pastel and Nutra Quest have been retained by the Company under employment agreements.
Although not indentical both employment agreements contain provisions to either purchase additional warrants of the Company common stock at prices ranging from $.15 to $1.00, and to receive royalties ranging from 2% to 5% of gross product sales form their existing or pending products. The value of the employment agreements is in part subject to the performance of Pastels and Nutra Quest gross sales.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO JUNE 30, 1996



                                                                        Three Months                         Six Months
                                                                       Ended June 30                       Ended June 30
                                                                   ----------------------              ----------------------
                                                                 1995              1996              1995              1996
                                                           ---------------   ---------------   ---------------    --------------
($ Thousands)                                              Amount       %    Amount       %    Amount       %     Amount      %
                                                           ------       -    ------       -    ------       -     ------      -
Revenues - Products and Services
    Microspheres and laboratory services                     $74       38%     $82      100%    $140       29%    $153       63%
    Fat sequestrant                                          121       62%      --       --      341       71%      90       37%
                                                            ------    ------   -----    ------  ------    ------  ------    ------
                                                             195      100%      82      100%     481      100%     243      100%

Cost of Revenues
    Microspheres and laboratory services                      46       62%      44       54%      81       58%      81       53%

    Fat sequestrant                                           12       10%      --       --       25       --       --       --
                                                            ------    ------   -----    ------  ------    ------  ------    ------
                                                              46       24%      44       54%      81       17%      81       33%
Gross Margin - Product and Services                         $149       76%     $38       46%    $400       83%    $162       67%
                                                            ------    ------   -----    ------  ------    ------  ------    ------
                                                            ------    ------   -----    ------  ------    ------  ------    ------



Revenues - Lease Rentals                                    $113      100%     $97      100%    $113      100%    $194      100%
    Cost of revenues - lease operations                      120      106%      84       87%     120      106%     204      105%
                                                            ------    ------   -----    ------  ------    ------  ------    ------
    Gross margin - lease operations                         ($7)       -6%     $13       13%    ($7)       -6%   ($10)       -5%
                                                            ------    ------   -----    ------  ------    ------  ------    ------
                                                            ------    ------   -----    ------  ------    ------  ------    ------




    For the three and six months ended June 30, 1996, revenues from products and services were $81,251 and $243,074, a decrease of 59% and 49%, respectively, over comparable 1995 periods months. The decreases due to the termination of the fat sequestrant license agreement with KCD during the first three months of 1996. The Company has reserved all receivables from KCD as uncollectible. The Company is currently developing an advanced fat sequestrant product and is seeking new distributors for that product.

       Revenues from microspheres and related laboratory services increased $7,177 and $13,407 (or 9.7% and 9.6%) for the three and six months ended June 30, 1996, respectively, over 1995. The increases were due to completion of an entirely new, more cost effective automated color microsphere counting system employing flow cytometry technology through an OEM relationship.

       While the Company to date has not encountered any significant difficulties in connection with its sale of products in foreign markets, any future developments such as significant increases in customs duties, export quotas or other trade restrictions or large fluctuations in foreign currency rates could have an adverse effect on the Company.

       The overall cost of revenues for products and services as a percentage of sales the three and six months ended June 30, 1996 of 1996 were 53% and 33%, respectively, compared to 24% and 17% for 1995. Increases in cost of revenues as a percentage of sales resulted primarily from decrease in royalties from KCD.

       Research and development expense increased $9,717 for the three month period ended June 30, 1996 from the comparable 1995 period due efforts discussed below. The decease six month period ended June 30, 1996 of $39,164 from the comparable 1995 was to a planned decrease in Dr. Shell's research support services.

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

       SG&A expense decreased to $275,351 from $419,742 for the second quarter of 1996, from 1995, a reduction of 34%. For the six months ended June 30, 1996 SG&A expense decreased to $621,899 from $1,127,781 in 1995, a reduction of 45 %. Results were from restructuring and down sizing of operations which includes significant reductions in accounting fees, salaries, wages, selling and marketing expenses, and shareholder expenses all of which were phased in beginning in June 1995. Included in 1995 are non-cash expenditures for amortization of prepaid consulting fees of $371,375 for shareholder services.
In addition, the Company incurred officers' and directors' fees of $92,000 during 1995. The Company experienced increases in legal fees during 1995 due primarily from matters related to the SEC investigation of Clark M. Holcomb's activities. Included in 1995 are $220,420 of non-recurring financial consulting and legal fees.

       Interest expense for operations decreased 99% for the three and six month periods ended June 30, 1996 from comparable 1995 periods. The 1995 periods included non-cash expenditures for amortization of deferred financing costs incurred in connection with financial advisory services and a private placement of convertible notes in November 1994 as well as accrued interest on such notes of $18,000 and $36,000 for the three and six months ended June 30, 1995, respectively.

       Interest income decreased to $3,570 for the second quarter of 1996 compared to $22,637 for 1995. For the six months ended June 30, 1996 interest income decreased to $6,700 from $43,031 from the comparable 1995 six month period. The decreases were due to interest earned on an outstanding note receivable from a shareholder, an outstanding note receivable from the sale of stock and delinquent royalties receivable.

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

       OBJECTIVES OF THE PLAN

       Beginning in May 1995, the Company's newly installed management began developing a plan intended to move the Company away from its dependence on investment capital and toward profitability. Management began by making significant cuts in the Company's operational expense, the effect of which began in June 1995, and resulted in an overall decrease of 1995 operating expenses of approximately $1,066,359, or 34% as compared to 1994. However, that in itself is only a partial solution, which was needed was a major restructuring. What is needed is an overhaul. Management developed the operational plan described below:

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

       RESULTS OF THE PLAN (As of August 10, 1996)

       The plan described above was phased in June 1995. Since that time the Company accomplished the majority of the goals set out in the plan including
(1) the Company made significant and lasting reductions in G&A, temporarily halted all research and development, which it later resumed in order to manufacture contrast microspheres for pre-clinical testing required as a result of a strategic agreement signed with E-Z-EM; and, (2) reorganizing the E-Z Trac subdivision to operate as a profit center; and (3) secured sequetrant licensing revenues (temporarily, KCD defaulted again and was terminated); and, (4) increased E-Z Trac revenues (KCD was terminated); and,
(5) began studying the feasibility of adapting the colored microsphere products for commercial pathology applications; and (6) began development on a series of new products in October 1995, which the Company announced completion of first stage development of those products in March 1996; and
(7) signed a strategic agreement with E-Z-EM to develop contrast microspheres for commercial applications; and, (8) applied for and received a research grant from the National Institute of Health ("NIH"); and (9) began developing investment banking relationships, however, no such relationship has been established to date; and (10) have entered into tenanative agreements for the acquisition of two consumer products companies. (11) completed television advertisements (commercials) for AloeBare products, as well as establishing an initial direct marketing distribution system, both in anticipation of the distribution of approximately 20 products acquired through the acquisitions or developed internally.

       Additionally, the Company raised approximately $965,348 from private placements from August 1995 to December 1995. From January 1, 1996 to June 30, 1996, the Company has raised $200,000 in one private placement, $500,000 commitment of a second private placement which closed in April, and received a third private placement of $500,000 which closed in May with an option of a second $500,00 to fund prior to December 31, 1996. The Company also received a $100,000 grant funded by the National Institute of Health grant, with up to $750,000 more conditioned on the success of phase one.

       As of June 30, 1996, the Company's working capital position increased to a negative $679,866 from a negative $1,242,016 at December 31, 1995, primarily as a result of the working capital raised through the private placements that occurred during the second quarter of 1996, this was offset by decreases in accrued compensation and payroll taxes, professional services payable, trade payables and other accrued expenses as well as increases in the allowance for doubtful accounts and prepaid expenses associated with the proposed acquisitions of the consumer products companies. At June 30, 1996, the Company's cash position had increased to $690,376 from $374,128 December 31, 1995.


       At June 30, 1996, the Company had assets of $2,718,829 compared to $2,439,606 on December 31, 1995. In addition, the Company had a total shareholders' equity of $223,358 on June 30, 1996 compared to $(282,419) on December 31, 1995, an increase of $505,777. The increase was the result of the issuance of common stock valued at $1,104,818 offset by a net loss from operations of $599,040. Payments on a long term note with a balance of $1,280,229 (including interest currently due of $60,226) as of June 30, 1996 of which $423,537 is due within the next twelve months had been assumed by the Company as part of its acquisition of VMI; this note is secured by guaranteed lease payments of an equivalent amount.

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

       In April 1994, Rod Sherman and Computer Buddy sued Clark M. Holcomb and the Company in Superior Court for the County of Los Angeles for breach of an alleged oral contract pursuant to which Holcomb and the Company were to pay Sherman a finder's fee for all shares of the Company's stock sold to third parties introduced by Sherman to Holcomb or the Company of which Sherman alleges that $58,000 remains owing to him. During the quarter ended June 30, 1996 this matter went to court resulting in a favorable verdict, to which there was no liability to the Company.

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

       In April 1995, David Eastman filed a complaint in the Superior Court of the County of Orange, California against Clark Holcomb, Anita Kavanagh, Dr. Shell and the Company. This action alleged fraud, negligent misrepresentation, rescission and restitution, securities fraud and conspiracy to defraud. This action was served on Dr. Shell and the Company in July 1995. The only allegations of wrong doing were directed at Holcomb and Holcomb was alleged to have been acting as an agent of the other defendants. It was alleged that Holcomb represented that although the shares purchased by the plaintiff contained a legend, they would be free trading in sixty to ninety days. It is also alleged that Holcomb misrepresented the financial condition of the Company. The complaint sought damages in the amount of $200,000 as well as unspecified punitive damages. The Company and Dr. Shell denied that Holcomb was their agent. In February 1996, Eastman obtained a default judgement against Holcomb in the amount of $200,000 in compensatory damages and $50,000 in punitive damages. During the quarter ended June 30, 1996, the Company accepted a settlement of this matter for the nominal amount of $5,000.

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

       Subsequent to June 30, 1996, pursuant to the certain private placements and resale of unregistered Company shares discussed above, the Company agreed to into a consent decree with the SEC that, without admitting or denying any wrongdoing, enjoins the Company from violating the registration provisions of the federal securities law.

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

       The legal proceedings described above relating to Licensing Agreements, Manufacturing Agreements, Royalty Agreements, and Patents involving the Company and its subsidiaries, Dynamic Products, Inc., D&F Industries, FATCO, KCD, Inc., and Dr. Shell are in the process of consolidation for the purpose of global settlement. Each of the companies have instructed their various legal counsel to temporarily suspend legal proceedings in expectation of a global settlement. Certain key settlement proposals are in final revision. Final global settlement is expected to be completed during the third calendar quarter. The Company does not expect to incur any material liability as a result of these settlements.

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

       In April, 1995, Johnson & Johnson Finance Corp. ("J&J Finance") brought an action against MFA and VMI in connection with a loan made by J&J Finance to MFA that was secured by a lien granted by MFA on the Resonex MRI unit owned by VMI. After MFA defaulted on the foregoing loan, J&J Finance, in June 1995, obtained a writ of attachment on the Resonex MRI unit and has taken physical possession of that unit. The Company's position was MFA had no authority to secure the foregoing loan with VMI's MRI unit, since the loan was made solely for the benefit of MFA, the lien was placed on the MRI unit without VMI's knowledge or consent, and none of the loan proceeds were received by VMI or the Company. Although the Company believes VMI was entitled to recover the MRI unit from J&J Finance and that VMI should prevail in its claims against MFA should J&J Finance be permitted to retain the MRI unit, there would be no assurance that VMI will prevail against either party or that VMI will be able to collect any judgement that it may obtain against MFA. The Company also learned that the current fair market value of the Resonex MRI unit is substantially below previous estimates and as such may not be worth the cost of continuing litigation. As a result of all the foregoing the Company has written off the net book value of the second unit of $964,286 as of December 31, 1995.

       Subsequent to June 30, 1996 the Company entered into a settlement agreement with J&J Finance agreeing to a mutual dismissal of actions and a release of claims.

FEDERAL TRADE COMMISSION PROCEEDINGS

       The Seattle Regional Office of the Federal Trade Commission has advised the Company that the staff believes that the Company's fat sequestrant product, which currently is marketed by a licensee under the name "SeQuester," has been improperly represented in advertising claims, and that the sequestrant product, when previously marketed by the Company under the name "Lipitrol", also was improperly represented in advertising claims. The staff has indicated that it is prepared to recommend that a complaint be filed against the licensee, the Company and certain individuals in connection with the foregoing.
as

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

       Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgements or fees of defense counsel which have not been paid or accrued as of June 30, 1996.

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

       (b)During the six months ended June 30, 1996, no Form 8-K were filed.

       (27)   Financial Data Schedule (included only in EDGAR filing).

                                      SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INTERACTIVE MEDICAL TECHNOLOGIES LTD.
                             -----------------------------------------
                                  (Registrant)



Date:     8-12-96            By: /s/ STEVEN  R.WESTLUND
      -------------------        ------------------------------------------
                                     Steven Westlund
                                     (Chief Executive Officer)


Date:     8-12-96            By: /s/ PETER T. BENZ
      -------------------        ------------------------------------------
                                     Peter T. Benz
                                     (President, Chief Financial Officer)