Form 10QSB
period 1996-09-30
INTERACTIVE MEDICAL TECHNOLOGIES LTD
filed 1996-11-14
CIK 822997

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1996
                                             ------------------

                                      OR

             [_] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                        Commission file number  0-21384
                                               ---------

                     INTERACTIVE MEDICAL TECHNOLOGIES LTD.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                   13-3367421
     -------------------------------                -----------------------
     (State or other jurisdiction of                   (I.R.S. employer
      incorporation or organization)                 identification number)

     1717 Stewart Street, Santa Monica, California            90404
     ---------------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)

      Registrant's Telephone number, including area code: (310) 586-5532
                                                          --------------

      2193 Pontius Avenue, Los Angeles, California                 90025
      ------------------------------------------------------------------
 (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X       No
                                              ---         ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                Outstanding at
                Class of Common Stock          October 31, 1996
                ---------------------          -----------------
                   $.001 par value             45,902,040 shares

       Transitional Small Business Disclosure Format      Yes     No  X
                                                              ---    ---

          Number of sequentially numbered pages in the document:  26
                                                                 ----

                                  FORM 10-QSB
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                     INTERACTIVE MEDICAL TECHNOLOGIES LTD.

                                     Index



PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

     Item 1. Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at
              December 31, 1995 and September 30, 1996 (unaudited)             3

             Condensed Consolidated Statements of Operations
              for the three and nine months ended September 30, 1995
              (unaudited) and 1996 (unaudited)                                 5

             Condensed Consolidated Statements of Cash Flows
              for the nine ended September 30, 1995 (unaudited)
              and 1996 (unaudited)                                             6

             Notes to Condensed Consolidated Financial Statements              7

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                      14

     Item 3. Legal Proceedings                                                20


PART II. - OTHER INFORMATION

     Item 5. Other Information                                                25

     Item 6. Exhibits and Reports on Form 8-K                                 25

Signatures                                                                    26


                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


             INTERACTIVE MEDICAL TECHNOLOGIES LTD AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 1995 AND SEPTEMBER 30, 1996

                                                              ASSETS
                                                              ------
                                                                                               December 31,      September 30,
                                                                                                  1995               1996
                                                                                               ------------      -------------

CURRENT ASSETS
 Cash                                                                                          $  374,128        $  239,573
 Accounts Receivable, net of allowance for doubtful
   accounts of $20,516 in 1995 and $180,516 in 1996                                                65,377            82,740
 Interest receivable, net of allowance for doubtful
   accounts of $59,615 in 1995 and $55,615 in 1996                                                     --                --
 Notes receivable from shareholder, net of allowance
   for doubtful accounts of $16,548 in 1995 and $141,548
   in 1996                                                                                             --                --
 Leases receivable                                                                                 79,241           145,547
 Inventories                                                                                           --           109,800
 Prepaid Expenses                                                                                      --             7,112
 Due from related parties, net of allowance for doubtful
   accounts of $109,593 in 1995 and 1996                                                            1,725             1,725
                                                                                               ----------        ----------
      TOTAL CURRENT ASSETS                                                                        520,471           586,497
                                                                                               ----------        ----------

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
 at cost, net of accumulated depreciation and amortization of
 $1,303,661 in 1995 and $1,648,982 in 1996
   Office Equipment                                                                               110,974           143,072
   Leasehold improvements                                                                         145,860            79,098
   Magnetic resonance imaging systems                                                           1,298,247         1,081,869
                                                                                               ----------        ----------
      Total Property, Equipment and Leasehold Improvements, net                                 1,555,081         1,304,039
                                                                                               ----------        ----------

OTHER ASSETS
 Goodwill - Note 4                                                                                     --           897,504
 Patents, net of accumulated amortization of $107,466 in 1995
   and $125,532 in 1996                                                                           289,486           271,421
 Deposits and other assets                                                                         74,568           143,557
                                                                                               ----------        ----------
      Total Other Assets                                                                          364,054         1,312,482
                                                                                               ----------        ----------
                                                TOTAL ASSETS                                   $2,439,606        $3,203,018
                                                                                               ==========        ==========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

             INTERACTIVE MEDICAL TECHNOLOGIES LTD AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 1995 AND SEPTEMBER 30, 1996

                                               LIABILITIES AND SHAREHOLDERS' DEFICIT
                                               -------------------------------------
                                                                                                      December 31,    September 30,
                                                                                                         1995             1996
                                                                                                     --------------  --------------

CURRENT LIABILITIES
  Loans payable                                                                                      $     88,500    $     78,330
  Convertible notes                                                                                        75,000         333,379
  Current portion of long term note payable                                                               318,171         403,144
  Accrued compensation and payroll taxes                                                                  206,106         189,345
  Professional services payable                                                                           413,135         267,456
  Trade payables and other accrued expenses                                                                75,500         123,595
  Royalties payable                                                                                       535,518         383,425
  Pastels acquisition cost payable - Note 4                                                                    --         215,000
  Nutra Quest acquisition cost payable - Note 4                                                                --         560,000
  Income taxes payable                                                                                      3,946           5,965
  Deferred rent                                                                                             8,460           5,640
  Interest payable - long term note                                                                        21,609          42,494
  Interest payable - convertible notes                                                                     16,542          23,494
                                                                                                     ------------    ------------
      Total Current Liabilities                                                                         1,762,487       2,631,267
                                                                                                     ------------    ------------

LONG TERM NOTE PAYABLE, net of current
  portion                                                                                                 959,538         826,041
                                                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
  Common Stock, authorized 50,000,000 shares
    of $.001 par value; issued and outstanding
    32,282,082 in 1995 and 45,902,040 in 1996                                                              32,282          42,832
  Additional paid-in capital                                                                           15,083,445      16,177,713
  Accumulated deficit                                                                                 (15,398,146)    (16,474,835)
                                                                                                     ------------    ------------
      Total Shareholders' Deficit                                                                        (282,419)       (254,290)
                                                                                                     ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                          $  2,439,606    $  3,203,018
                                                                                                     ============    ============


                The accompanying notes are an integral part of
                    these consolidated financial statements

             INTERACTIVE MEDICAL TECHNOLOGIES LTD AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                  (UNAUDITED)

                                                                                For the                         For the
                                                                            Three Month Ended               Nine Month Ended
                                                                              September 30,                   September 30,
                                                                     ------------------------------    ----------------------------
                                                                           1995             1996           1995            1996

REVENUES
  Products and services                                                $   237,127      $   200,452    $    717,685    $    443,526
  Lease rentals                                                            113,779           97,081         341,337         291,242
                                                                       -----------      -----------    ------------    ------------
                                                                           350,906          297,533       1,059,022         734,768

COST AND EXPENSES
  Cost of Revenues
    Product and services                                                    92,163           66,502         285,895         147,545
    Lease Operations                                                       120,339           72,126         361,017         216,378
                                                                       -----------      -----------    ------------    ------------
                                                                           212,502          138,628         646,912         363,923

  Research and development                                                  38,177           71,177         184,968         199,804
  Selling, general and administrative expenses                             491,592          498,356       1,289,744       1,120,255
                                                                       -----------      -----------    ------------    ------------
                                                                           742,271          708,161       2,121,624       1,683,982
                                                                       -----------      -----------    ------------    ------------
  Loss from operations                                                    (391,365)        (410,628)     (1,062,602)       (949,214)



INTEREST EXPENSE AND OTHER
  Interest expense - other                                                  88,031            6,952         309,477           9,880
  Interest expense - lease operations                                       31,176           28,072          99,867          88,299
  Interest Income                                                          (11,991)          (3,802)        (55,022)        (10,502)

  Settlements and arbitration award                                          9,721           35,000         136,325          35,000
                                                                       -----------      -----------    ------------    ------------
      Total interest expense and other                                     116,937           66,222         490,647         122,677
                                                                       -----------      -----------    ------------    ------------
      Loss before provision for state income taxes                        (508,302)        (476,850)     (1,553,249)     (1,071,889)


PROVISION FOR STATE INCOME TAXES (Note 6)                                      800              800           2,400           4,800
                                                                       -----------      -----------    ------------    ------------

NET LOSS                                                                 ($509,102)       ($477,650)    ($1,555,649)    ($1,076,689)
                                                                       ===========      ===========    ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                             19,817,305       45,875,066      18,243,811      38,621,477
                                                                       ===========      ===========    ============    ============

NET LOSS PER SHARE                                                          ($0.03)          ($0.01)         ($0.09)         ($0.03)
                                                                       ===========      ===========    ============    ============


                The accompanying notes are an integral part of
                     these condensed financial statements

                     INTERACTIVE MEDICAL TECHNOLOGIES LTD
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED STEPTEMBER 30, 1995 AND 1996
                                  (UNAUDITED)


                                                                                                               For the
                                                                                                           Nine Month Ended
                                                                                                             September 30,
                                                                                                    --------------------------------

                                                                                                       1995                1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                                          ($1,555,649)        ($1,076,689)

  Adjustments to reconcile net loss to net cash
   (used in) operating activities:
      Research and development efforts contributed as capital                                            30,000                  --
      Depreciation and amortization                                                                     930,741             271,581
      Issuance of warrants                                                                               68,500                  --
  Decrease (increase) in:
      Accounts receivables                                                                              (72,458)            (17,363)
      Interest receivable                                                                               (37,160)                 --
      Notes receivable                                                                                   43,638                  --
      Lease receivable                                                                                  (75,145)            (66,306)
      Inventories                                                                                            --            (109,800)
      Prepaid expenses                                                                                 (225,000)             (7,112)
  Increase (decrease) in:
      Due to related parties and former shareholders                                                   (103,981)                 --
      Accrued compensation                                                                                   --             (16,761)
      Professional fees and other payables                                                              713,765            (249,677)
      Income taxes payable                                                                                   --               2,019
      Deferred rent                                                                                      (2,430)             (2,820)
      Interest payable                                                                                   76,579              27,837
                                                                                                    -----------         -----------
      NET CASH USED IN OPERATING ACTIVITIES                                                            (208,600)         (1,245,091)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, equipment and leasehold
   improvements                                                                                         (15,970)            (71,463)
  Investments in Pastels and NutraQuest, net                                                                 --            (122,504)
  Expenditures for patents                                                                              (26,597)                 --
  Investments in KCD Incorporated                                                                      (217,243)                 --
                                                                                                    -----------         -----------
      NET CASH USED IN INVESTING ACTIVITIES                                                            (259,810)           (193,967)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                                                                466,246           1,104,818
Additional capital contribution from shareholders                                                       121,946                  --
Proceeds from issuance of convertible notes                                                             300,000                  --
Payments on long-term note                                                                             (185,021)            (48,524)
Proceeds from exercise of warrants, net                                                                  54,511                  --
Proceeds from loans payable                                                                              75,000             258,379
Payments on loans payable                                                                                    --             (10,170)

                                                                                                    -----------         -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         832,682           1,304,503
                                                                                                    -----------         -----------
NET INCREASE (DECREASE) IN CASH                                                                         364,272            (134,555)

CASH, beginning of period                                                                                25,215             374,128

CASH, end of period                                                                                 $   389,487         $   239,573
                                                                                                    ===========         ===========

             The accompanying notes are an integral part of these
                        condensed financial statements

            INTERACTIVE MEDICAL TECHNOLOGIES LTD. and SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 1996

   1.   Significant Risks
        -----------------

        During 1995 consolidated revenues of Interactive Medical Technologies Ltd. (Interactive) and subsidiaries (the Company) were generated from royalties from the sale of fat sequestrant, the sale of colored microspheres, and laboratory services, and lease revenues from magnetic resonance imaging system. The licensing agreement for the fat sequestrants, which accounted for 49% of revenues in 1995, was terminated during the first quarter of 1996.

        The Company has incurred net losses since its inception in 1986. This includes losses of $3,084,495 and $3,978,579 for the years ended December 31, 1994 and 1995 and $477,650 and $1,076,690 for the three and nine months ended September 30, 1996. Continuing losses have adversely affected the liquidity of the Company, as well as the Company's ability to raise necessary additional capital. As of September 30, 1996, the Company had an accumulated deficit of $16,474,835 and negative working capital of $2,044,770. In addition, the Company is subject to various business risks, including but not limited to its ability to maintain vendor and supplier relationships by paying bills when due, and overcoming future and ongoing product development and distribution issues. The Company and its former management have been named in certain litigation. The Company has been subject to various claims, lawsuits, lawsuit settlements and judgments. The Company's legal costs have been paid from available funds and unpaid amounts have been accrued.
   Although the Company has settled the majority of claims that were outstanding at the beginning of the year and there have not been additional claims presented or filed subsequent to December 31, 1996, there is no assurance such funds will continue to be available, and the inability to pay judgments when due or fees of defense counsel may result in settlement of the remaining or new actions on unfavorable terms to the Company.

        Beginning in June 1995, new management implemented a plan of restructure. Initial efforts were focused on reducing losses, settling the accumulation of debt and lawsuits referred to above, and raising working capital. By October 1995, Management began shifting some of its resources to the internal development of new dietary and food supplement products, development of alternative financing for research projects, and the acquisition of strategic consumer product companies.

        The results of these efforts have produced a research grant for the National Institute of Health (NIH) to help finance ongoing contrast microshpere studies, a strategic partner agreement with E-Z EM which includes a provision for funding advanced pre-clinical and FDA studies as well as outlining a basic manufacturing and distribution understanding.
   Additionally, the Company acquired two strategic consumer products companies, each with a number of ready to market personal care and nutritional consumer products. Those agreements also contain contingencies concerning preestablished performance criteria based on gross product sales, which if not achieved by the acquired companies allow for the Company to terminate the agreements and convert the monies previously invested into promissory notes to be repaid by those companies. During the balance of 1996 and well into 1997, Management has redirected its focus to the sales and marketing of the consumer products which were acquired or developed internally. The Company has begun the initial phases of distribution, and sales and marketing during the third calendar quarter.

        Even though operating losses have been substantially reduced from previous years, Management anticipates that the revenues from the sales of existing microsphere products, laboratory services, MRI leasing operation and the consumer products operations during their initial phases of distribution will not be adequate to fund present scaled down commercial operations. Management intends to raise additional working capital to fund present commercial operations during the initial distribution phase of the new consumer products.

        Due to the above factors, losses are expected to continue at least for the immediate future. In the event working capital is not available to the Company, the Company would curtail all non commercial operations while accelerating the distribution and sale of its consumer products and its efforts to license its contrast microsphere technologies.

        The Company believes it has made great progress during the past year and revenues from new consumer products began during the third calendar quarter and will continue grow well into the future. The Company intends to follow the plan implemented in June of 1995, including seeking alternative sources to fund contrast microsphere studies. According to current information, the costs of FDA clinical studies, which are subject to the rules, regulations and approval of protocols by the FDA, the Companys planned FDA studies could range between $3,000,000 and $10,000,000 over a span of thirty months from the date started. Operating revenues are not expected to be sufficient to provide all of these funds, therefore the Company will seek assistance from its strategic partners, and by collecting advanced royalty payments from other potential strategic partners, and to some extend raise additional capital from the sale of securities.

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

   2.   Summary of Significant Accounting Policies
        ------------------------------------------

             Basis of Presentation
             ---------------------

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

        As more fully discussed in Note 5, the Company is subject to various claims, lawsuits, lawsuit settlements and judgments.

        In the opinion of the management of the Company, the accompanying condensed unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1996, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and the cash flows for the nine months ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1995 Form 10-KSB.

        The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

          Income Taxes
          ------------

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

          Goodwill
          --------

        Goodwill associated with the acquisition of Pastels International, Inc. and Nutra Quest, Inc. (See Note 4. Acquisitions) under the purchase method of accounting is being amortized over a 20 year period.

          Loss Per Share
          --------------

        Loss per share is based upon weighted average number of common shares outstanding during the periods.

   3.   Capital Transactions and Long Term Debt
        ---------------------------------------

        There were privately held warrants outstanding as of September 30, 1996, to purchase a total of 14,818,556 shares of the Company's common stock at purchase prices per share ranging from $0.10 to $4.00.

        The Company's magnetic resonance imaging (MRI) system (the "Unit") currently is installed in a mobile van at an operating site in Jefferson Valley, New York and has been in use since September 1992 and is leased to Tri-County Mobil MRI, L.P. ("Tri-County"), whose general partner is Diagnostics Resource Funding. This lease provides for monthly payments of $37,926 to Venus Management, Inc. ("VMI") through August 1999 and $68,589 in September 1999 (with such payments being guaranteed by Medical Funding of America, Inc., "MFA"), and VMI is required to make monthly installment payments (which includes interest at 10.5% per annum on the unpaid principal balance) for the Unit to a third party finance company of $32,360 through August 1999 and $68,589 in September 1999. As of September 30, 1996, the balance of this debt aggregated $1,162,679 (including interest currently due of $42,494) of which $403,144 is due within the next twelve months. This lease provides for a purchase option at the expiration of the initial term of such lease equal to the then fair market value of the Unit.

        Tri-County was delinquent in making certain of its lease payments to VMI under the terms of the lease agreement concerning the Unit, and MFA failed to make these payments to VMI under its guarantee of Tri-County's payments to VMI. Accordingly, VMI had not made certain payments due to the third party finance company for the Unit. As a result, the third party finance company commenced a lawsuit against MFA and the Company in which it sought repayment in full of MFA's note to that company (the debt service on which was to be serviced by VMI) and return of the Unit to that company. The finance company subsequently dismissed its lawsuit without prejudice. Should Tri-County fail to make its future lease payments to VMI and should VMI be unable to make its future required payments to the finance company (i) VMI could lose ownership and possession of the Unit and (ii) the entire remaining balance of the MFA note would become immediately payable, with VMI and the Company being liable, together with MFA, for any deficiency in repayment of the note.

        As of November 10, 1996, Tri-County was current in making the payments to the finance company.

        The Company has issued for value received $100,000 convertible note. The note is convertible to Company Common Shares at $0.125 per share, which matures September 10, 1999, with interest at 10% per annum payable quarterly in Company common shares.

        The Company has assumed the debt of Pastels International, Inc. under the acquisition agreement discussed in Note 4. The debt consists of a note payable to the Small Business Administration for $73,600 with interest at 4%, with principal and interest of $355.00 payable monthly for 212 months and a short term note payable of $20,000 due December 31, 1996. (See Note 4 Acquisitions)

        In October 1995, the shareholders of the Company approved amendments to the Company's Certificate of Incorporation to provide for: (i) a reverse stock split of not less than one share for every four old shares nor more than one share for every eight old shares, with the specific exchange ratio to be determined by the Board of Directors; (ii) an increase in the number of authorized shares of common stock from 25,000,000 to 50,000,000.


   4.   Acquisitions
        ------------

        During the quarter ended June 30, 1996, the Company entered into two separate memorandums to acquire Pastels, International, Inc. (Pastels) and
   Nutra Quest, Incorporated (Nutra Quest).   Both agreements contain certain
   contingencies relating to Pastels and Nutra Quest achieving predetermined gross sales amounts prior to the Company making payments related to the purchase price. In the event these gross sales contingencies are not met, the Company has the option to terminate the agreements and convert any monies advanced into a promissory note payable to the Company secured by assets.

        The Company acquired Pastels for $250,000 in cash, the assumption of debt in an approximate amount of $90,000 (subject to an accounting and Pastels gross sales achieving predetermined amounts within a specified time periods) and warrants to purchase 500,000 shares of the Companys common stock at $.15 per share. The Company acquired Nutra Quest for $600,000, payable $200,000 in cash over a period of 15 months subject to Nutra Quest gross sales achieving predetermined amount within specified time periods) in fifteen separate installments, the balance payable in shares of the Companys common stock, valued at $.15 per share which is also subject to similar performance criteria. The founders and Presidents of both Pastel and Nutra Quest have been retained by the Company under employment agreements.
   Although not indentical, both employment agreements contain provisions to either purchase additional warrants of the Company common stock at prices ranging from $.15 to $1.00, and to receive royalties ranging from 2% to 5% of gross product sales from their existing and pending products. The value of the employment agreements are in part subject to the performance of Pastels and Nutra Quest gross sales.


   5.   Contingencies
        -------------

             Litigation
             ----------


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

        Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of September 30, 1996. The Company will continue to vigorously defend against these actions.

        There can be no assurance that the Company will prevail in either of the foregoing lawsuits. The Company may incur substantial expense in connection with this litigation and any unfavorable settlement or judgment against the Company in which the Company is a defendant could have a material adverse effect upon the Company.

             Transactions in Company Securities
             ----------------------------------

        In October 1995, the staff of the Securities and Exchange Commission
   (SEC) advised the Company pursuant to certain private placements and resale of unregistered Company shares, the Company was being investigated for alleged violations of the federal securities laws. Subsequent to June 30, 1996, the Company agreed to a consent decree with the SEC which, without admitting or denying any wrongdoing, enjoins the Company from violating the registration provisions of the federal securities law. The agreement is subject to final approval by the SEC.


   6.   Commitments
        -----------

             Research and License Agreements
             -------------------------------

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

   ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The Company commenced operations in 1990, when it acquired 82.5% of See/Shell Biotechnology, Inc. ("S/S"), which was organized in 1987 and had commenced operations in 1988. The Company's activities to date have consisted primarily of planning, research and development, and marketing of its microspheres and related products and services, performing clinical trials and licensing of its fat sequestrant technology and development of its biodegradable microspheres for human imaging applications, which the Company believes represents a significant long-term growth opportunity. On June 30, 1993, the Company acquired Venus Management, Inc. ("VMI"), whose MRI leasing operations are reflected in the Company's operating results since that date. In May and August 1996 the Company acquired Pastels International, Inc. and Nutra Quest, Inc. (See Note 4. Acquisitions). Both Pastels and Nutra Quest are considered to be significant opportunities for future growth in revenues and income.

   RESULTS OF OPERATIONS

   Three and Nine Months Ended September 30, 1995 Compared to September 30, 1996

                                                            Three Months                                  Nine Months
                                                         Ended September 30                            Ended September 30
                                               ----------------------------------------------------------------------------------
                                                       1995                 1996                   1995                  1996
                                               ----------------------------------------------------------------------------------
($ Thousands)                                    Amount      %         Amount     %          Amount       %         Amount     %
                                               ----------   ----       -------   ----      ---------     ----       -------   ----

Revenues - Products and Services
  Microspheres and laboratory services         $  52         22%       $ 201     100%      $ 192          27%       $ 354      80%
  Fat sequestrant                                185         78%           0       0%        526          73%          90      20%
                                               -----        ----       -----     ----      -----         ----       -----     ----
                                                 237        100%         201     100%        718         100%         444     100%
Cost of Revenues
  Microspheres and laboratory services            34         65%          67      33%        115          60%         148      42%
  Fat sequestrant                                 58         --           --      --          83          --           --      --
                                               -----        ----       -----     ----      -----         ----       -----     ----
                                                  34         14%          67      33%        115          16%         148      33%
Gross Margin - Product and Services            $ 203         86%       $ 134      67%      $ 603          84%       $ 296      67%
                                               =====        ====       =====     ====      =====         ====       =====     ====
Revenues - Lease Rentals                       $ 114        100%       $  97     100%      $ 227         100%       $ 291     100%
  Cost of revenues - lease operations            120        105%         100     103%        240         106%         304     104%
                                               -----        ----       -----     ----      -----         ----       -----     ----
Gross margin - lease operations                  ($6)        -5%         ($3)     -3%       ($13)         -6%        ($13)     -4%
                                               =====        ====       =====     ====      =====         ====       =====     ====


        For the three and nine months ended September 30, 1996, revenues from products and services were approximately $201,000 and $444,000, a decrease of 16% and 38%, respectively, over comparable 1995 periods. The decreases are due to the termination of the fat sequestrant license agreement with KCD during the first three months of 1996. The Company has reserved all receivables from KCD as uncollectible. The Company is currently developing an advanced fat sequestrant product and is seeking new distributors for that product.

        Revenues from product and services increased approximately $149,000 and $162,000 (or 287% and 84%) for the three and nine months ended September 30, 1996, respectively, over 1995. The increases were due to the acquisition of Pastels and Nutra Quest which accounted for approximately $97,000 of product revenues during the quarter ended September 30, 1996. The remainder of the increase was attributable to the increase sales of microspheres and related laboratory services in part do to the completion of an entirely new, more cost effective automated color microsphere counting system employing flow cytometry technology through an OEM relationship.

        While the Company to date has not encountered any significant difficulties in connection with its sale of products in foreign markets, any future developments such as significant increases in customs duties, export quotas or other trade restrictions or large fluctuations in foreign currency rates could have an adverse effect on the Company.

        The overall cost of revenues for products and services as a percentage of sales for the three and nine months ended September 30, 1996 were 33%, compared to 14% and 16% for 1995, respectively. Increases in cost of revenues as a percentage of sales resulted primarily from decrease in royalties from KCD.

        Research and development expense increased approximately $33,000 and $15,000 for the three and nine month periods ended September 30, 1996 from the comparable 1995 periods due to the increased efforts associated with the Companys National Institute of Health research grant efforts, to the efforts discussed below and the Company's consumer products research and development.

        During 1994, the Company enhanced its production capability for contrast microspheres for clinical trial purposes. The Company has identified four specific imaging applications for its technology and initiated development on two of them. These products include a contrast microsphere to CAT scan and detect lung blood clots (pulmonary emboli), an ultrasound contrast microsphere for detection of heart perfusion (myocardial perfusion), an MRI contrast microsphere for abdominal visualization and a contrast microsphere to compete with liquid x-ray contrast media. The Company anticipates that any increases in research and development resources during 1996 and 1997 will be devoted primarily to these projects.

        SG&A expense decreased to approximately $1,120,000 from approximately $1,290,000 for the nine months of 1996, from 1995, a reduction of 13%. For the three months ended September 30, 1996 SG&A expense increased to approximately $498,000 from approximately $491,000 in 1995, an increase of 1%. The decrease for the nine months were a result of restructuring and down sizing of operations which includes significant reductions in accounting fees, salaries, wages, selling and marketing expenses, and shareholder expenses all of which were phased in beginning in June 1995. Included in 1995 are non-cash expenditures for amortization of prepaid consulting fees of $371,375 for shareholder services. In addition, the Company incurred officers' and directors' fees of $92,000 during 1995. The Company experienced increases in legal fees during 1995 due primarily from matters related to the SEC investigation of Clark M. Holcomb's activities. Included in 1995 are $220,420 of non-recurring financial consulting and legal fees. The increase for the three months ended September 30, 1996 was a result of the increased selling and administrative costs associated with the start up costs resulting from the acquisition of Pastels and Nutra Quest. Pastels during the quarter incurred approximately $60,000 in media development costs associated with its Direct Response TV which is currently in market testing. Nutra Quest which is in its initial distribution phase, is expected to start generating revenues in the fourth quarter of 1996.

        Interest expense for operations decreased 92% and 97% for the three and nine month periods ended September 30, 1996, respectively from comparable 1995 periods. The 1995 periods included non-cash expenditures for amortization of deferred financing costs incurred in connection with financial advisory services and a private placement of convertible notes in November 1994 as well as accrued interest on such notes of $18,000 and $54,000 for the three and nine months ended September 30, 1995, respectively.

        Interest income decreased to approximately $3,800 for the third quarter of 1996 compared to approximately $12,000 for 1995. For the nine months ended September 30, 1996 interest income decreased to $10,500 from $55,000 from the comparable 1995 nine month period. The decreases were due to interest earned on an outstanding note receivable from a shareholder, an outstanding note receivable from the sale of stock and delinquent royalties receivable.

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



   Liquidity and Capital Resources
   -------------------------------

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

   Management's 1996 Plan of Operations
   ------------------------------------

        Objectives of the Plan
        ----------------------

        Beginning in May 1995, the Company's newly installed management began developing a plan intended to move the Company away from its dependence on investment capital and toward profitability. Management began by making significant cuts in the Company's operational expense, the effect of which began in June 1995, and resulted in an overall decrease of 1995 operating expenses of approximately $1,066,359, or 34% as compared to 1994. However, that in itself is only a partial solution, what was needed was a major restructuring. Management developed the operational plan described below:

        1. make significant and lasting reductions in general and administrative costs while centralizing administrative operations, temporarily reduce spending on all research and development programs not directed at producing immediate revenues; and,
        2. reorganize all Company subsidiaries to operate as profit centers through cost cutting and the elimination of duplicate general and administrative costs; and,
        3.  secure existing revenue base by eliminating licensees default; and
        4.  increase revenues from existing products; and,
        5.  develop new markets for existing products; and,
        6.  develop new products for existing and new markets; and,
        7. develop strategic partners for distribution, sales and marketing, research and development, commercialization of products; and develop alternative research and development financing sources such as U.S. government sponsored research grants; and,
        8.  develop investment banking and public relation alliances; and
        9.  make strategic acquisitions of consumer products companies.

        Results of the Plan (As of November 10, 1996)
        ---------------------------------------------

        The plan described above was phased in beginning in June 1995. The Company accomplished the majority of the goals set out in the plan including
   (1) the Company made significant and lasting reductions in G&A, temporarily halted all research and development, which it later resumed in order to manufacture contrast microspheres for pre-clinical testing required as a result of a strategic agreement signed with E-Z-EM; and, (2) reorganizing the E-Z Trac subdivision to operate as a profit center; and (3) secured sequetrant licensing revenues (temporarily, KCD defaulted again and was terminated); and, (4) increased E-Z Trac revenues (KCD was terminated); and,
   (5) began studying the feasibility of adapting the colored microsphere products for commercial pathology applications; and (6) began development on a series of new products in October 1995, which the Company announced completion of first stage development of those products in March 1996; and
   (7) signed a strategic agreement with E-Z-EM to develop contrast microspheres for commercial applications; and, (8) applied for and received a research grant from the National Institute of Health ("NIH"); and (9) developed investment banking relationships; and (10) acquired two consumer products companies; and (11) completed television advertisements (commercials) for personal care product, as well as establishing a network marketing distribution system. The Company expects to begin distribution of 20 or more consumer products during the 4th quarter, primarily through network marketing.

        Additionally, the Company raised approximately $965,348 from private placements from August 1995 to December 1995. From January 1, 1996 to November 10, 1996, the Company has raised $1,100,000 in four private placements, with an option of an additional $500,00 to fund prior to December 31, 1996. The Company also received a $100,000 grant funded by the National Institute of Health grant, with up to $750,000 more conditioned on the success of phase one.

        As of September 30, 1996, the Company's working capital position improved to a negative $1,112,000 from a negative $1,242,000 at December 31, 1995, primarily as a result of the working capital raised through the private placements that occurred during the second quarter of 1996, this was offset by decreases in accrued compensation and payroll taxes, professional services payable, trade payables and other accrued expenses as well as increases in the allowance for doubtful accounts and acquisition costs payable associated with the acquisitions of the consumer products companies. At September 30, 1996, the Company's cash position had decreased to $239,573 from $374,128 December 31, 1995.


        At September 30, 1996, the Company had assets of $3,203,018 compared to $2,439,606 on December 31, 1995. In addition, the Company had a total
   shareholders' deficit of $254,290 on    September 30, 1996 compared to
   $282,419 on December 31, 1995, an increase of $28,129. The increase was the result of the issuance of common stock valued at $1,104,818 offset by a net
   loss from operations of $1,076,689.    Payments on a long term note with a
   balance of $1,162,679 (including interest currently due of $42,494) as of September 30, 1996 of which $403,144 is due within the next twelve months had been assumed by the Company as part of its acquisition of VMI; this note is secured by guaranteed lease payments of an equivalent amount.

   ITEM 3.  LEGAL PROCEEDINGS


   SEC and Shareholder Proceedings Relating to Matters Directly by Effected by
   ---------------------------------------------------------------------------
   or Arranged by Clark M. Holcomb
   -------------------------------

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

        Pursuant to the certain private placements and resale of unregistered Company shares discussed above, the Company agreed to a consent decree with the SEC that, without admitting or denying any wrongdoing, enjoins the Company from violating the registration provisions of the federal securities law. The agreement is subject to final approval by the SEC.


   Proceeding Related to Licensing Agreements, Manufacturing Agreements, Royalty
   -----------------------------------------------------------------------------
   Agreements, and Patent Infringements
   ------------------------------------

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

        In January 1996, FATCO filed a First Amended Cross-Complaint alleging causes of action against Dr. Shell, the Company, EHI and KCD for breach of contract, breach of fiduciary duty, interference with prospective economic advantage, misappropriation of trade secrets, conversion, constructive trust, accounting and permanent injunction. Each of these causes of action relate to the action of the Company in entering into the License Agreement with KCD. The Company filed an answer denying all of the allegations contained in the Cross-Complaint. This matter was settled with a mutual release of claims discussed below. The basis of this cross complaint appeared to pertain to the license agreement between EHI and KCD, Inc. which as of March 1, 1996 was canceled as a result of KCD's failure to make royalty payments to the Company.

        In March 1994, the Company and S/S sued Herbalife (settled with respect to Herbalife) and D&F in Superior Court for the County of Orange, California for fraud, breach of contract and conspiracy to misappropriate trade secrets. The Company alleges in this lawsuit that S/S provided certain confidential information and trade secrets to D&F, which misappropriated this information to manufacture an advanced fat sequestrant product. The Company is seeking in this lawsuit injunctive relief and damages in an unspecified amount from defendants. This matter has been settled with a mutual release of claims discussed below.

        In January 1995, Dr. Shell, on behalf of FATCO, filed another action in the Orange County Superior Court of the State of California substantially similar to the action filed by Dr. Shell in 1993 against Dynamic Products, Inc. This newly filed action names certain individual shareholders and directors of FATCO, Dynamic and D&F Industries as well as Herbalife International Inc. ("Herbalife"). In March 1995, this action and the lawsuit against Herbalife were settled with respect to Herbalife and its directors, with neither party making any payments to the other in connection with this settlement.

        In March 1996, the Company, on behalf of its subsidiary EHI, filed an action against KCD in Los Angeles County Superior Court. This action alleges causes of action against KCD for breach of the amended license, declatory relief and permanent injunction. The action is abased upon the failure of KCD to pay the royalties due pursuant to the contract and their use of advertising claims in connection with the sale of the licensed products which were in excess of those which the Company authorized KCD to make. On April 8, 1996, KCD filed a cross complaint against the Company, Effective Health, Dr. Shell and William Pelzer alleging causes of action for breach of contract, breach of implied conversion, rescission, good faith and fair dealing, negligence, intentional misrepresentation, account and constructive. The Company denied all of the claims and was settled in the mutual release of claims discussed below.

        The legal proceedings described above relating to Licensing Agreements, Manufacturing Agreements, Royalty Agreements, and Patents involving the Company and its subsidiaries, Dynamic Products, Inc., D&F Industries, FATCO, KCD, Inc., and Dr. Shell have been dismissed under settlement agreements and mutual releases of claims without liability to the Company and its subsidiaries.

   Proceedings Related to MRI Lease Operations
   --------------------------------------------

        In August 1994, VMI sued MFA in Supreme Court for the County of New York, New York, for breach of contract and accounts due. VMI alleges in this lawsuit that MFA breached an equipment lease agreement for VMI's second MRI unit, the Resonex Machine, by failure to make lease payments due January 27, 1994, and thereafter in the sum of $210,210 as well as interest thereon. VMI was seeking in this lawsuit a judgement against MFA in the sum of $210,210 plus interest thereon with costs, attorney's fees and disbursements and other relief. VMI was also seeking judgement for all unpaid lease payments subsequent to August 1994 which total an additional $510,510 through December 31, 1995. However, it was determined not be in the Company's interests to pursue the claims and the actions were dismissed.

        In April, 1995, Johnson & Johnson Finance Corp. ("J&J Finance") brought an action against MFA and VMI in connection with a loan made by J&J Finance to MFA that was secured by a lien granted by MFA on the Resonex MRI unit owned by VMI. After MFA defaulted on the foregoing loan, J&J Finance, in June 1995, obtained a writ of attachment on the Resonex MRI unit and has taken physical possession of that unit. The Company's position was MFA had no authority to secure the foregoing loan with VMI's MRI unit, since the loan was made solely for the benefit of MFA, the lien was placed on the MRI unit without VMI's knowledge or consent, and none of the loan proceeds were received by VMI or the Company. Although the Company believes VMI was entitled to recover the MRI unit from J&J Finance and that VMI should prevail in its claims against MFA should J&J Finance be permitted to retain the MRI unit, there would be no assurance that VMI will prevail against either party or that VMI will be able to collect any judgement that it may obtain against MFA. The Company also learned that the current fair market value of the Resonex MRI unit is substantially below previous estimates and as such may not be worth the cost of continuing litigation. As a result of all the foregoing the Company has written off the net book value of the second unit of $964,286 as of December 31, 1995. Subsequent to September 30, 1996, the Company and J&J Finance signed an agreement agreeing to a mutual dismissal of actions and a release of claims.

   Federal Trade Commission Proceedings
   ------------------------------------

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

        Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgements or fees of defense counsel which have not been paid or accrued as of September 30, 1996.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------


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


   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:

        (a) During the six months ended June 30, 1996, no Form 8-K were filed.

        (10.24) 2nd & Final Revised Proposal to Acquire Pastels International, Incorporated

        (10.25)  Revised Proposed Acquisition of Nutra Quest, Incorporated

        (27)     Financial Data Schedule (included only in EDGAR filing).

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  INTERACTIVE MEDICAL TECHNOLOGIES LTD.
                                  -------------------------------------
                                      (Registrant)


Date:   11-12-96                      By: /s/ Steven R. Westlund
        --------                          -----------------------------
                                          Steven Westlund
                                          (Chief Executive Officer)


Date:   11-12-96                      By: /s/ Peter T. Benz
        --------                          -----------------------------
                                          Peter T. Benz
                                          (President)


Date    11-12-96                      By: /s/ William R. Neil
        --------                          -----------------------------
                                          William R. Neil, CPA
                                          (Chief Financial Officer)