Form 10KSB
period 1996-12-31
INTERACTIVE MEDICAL TECHNOLOGIES LTD
filed 1997-04-16
CIK 822997

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(MARK ONE)

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1996

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the Transition Period From _________ to _________

                         COMMISSION FILE NUMBER 0-21384

                     INTERACTIVE MEDICAL TECHNOLOGIES LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                             13-3367421
 ------------------------------                            ------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


   1717 STEWART STREET, SANTA MONICA, CALIFORNIA                 90404
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


       Registrant's telephone number including area code:  (310) 586-5555

       Securities registered under 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Act: COMMON STOCK ($.001 PAR VALUE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES  X     NO
                                                 ---       ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. ___

     For the year ended December 31, 1996, the Registrant's revenues were approximately $802,162.

     As of March 31, 1997, the aggregate market value of the shares of the Registrant's common stock held by non-affiliates was approximately $5,510,745.

     As of March 31, 1997, the Registrant had 45,922,873 shares of common stock outstanding.

     Documents Incorporated by Reference:  NONE

        Transitional Small Business Format.     Yes       No  X
                                                    ----     ----

ITEM 1.   DESCRIPTION OF BUSINESS

     The Company's mission is "to enrich the quality of health and the vitality of life". Since commencing operations in 1986, Spheres Research Partners, and later See/Shell Biotechnology, Inc., (the Company's "Founding Predecessor's") have been engaged in the discovery, research and development, manufacturing, and marketing of diagnostic imaging products and services relating to animal blood flow research, and for the detection of arterial restrictions and blockages in human blood flow. While operating as S/S Biotechnology, Inc., the Company developed a unique technology for the selective entrapment or sequestration of dietary fat from food while in the gastrointestinal tract (the "sequesterant technology"), which, although not proven in clinical studies, in theory prevents the absorption of fat into the blood stream and tissue. The Company has pending, as a result of its recent restructuring, the acquisition of a personal care products company and a health food supplements company. The two companies are being acquired on a contingent basis, subject to the achievement of performance criteria.

Organization
------------

     In 1986, William Shell, MD. ("Dr. Shell"), and Jackie See, MD., formed Spheres Research Partners ("SRP", a medical partnership). On August 17, 1987, SRP reformed as See/Shell Biotechnology, Incorporated., ("See/Shell", a California corporation). In September of 1987 S/S formed E-Z TRAC, Inc., ("E-Z Trac") as a wholly owned subsidiary. See/Shell subsequently assigned E-Z Trac all of its rights relating to a proprietary technology for the measurement of blood flow in research animals utilizing micron sized particles ("the colored microsphere products") which See/Shell had recently developed. In 1988, E-Z Trac commenced operations when it began marketing colored microsphere products to research facilities and Universities engaged in animal blood flow research. On January 17, 1990, Interactive Principles, Incorporated., ("IPI", the "Public Predecessor"), an unaffiliated company previously incorporated in Delaware in 1986 for the purpose of acquiring other companies, acquired 82 1/2% of S/S, and became "INTERACTIVE MEDICAL TECHNOLOGIES, LTD.", (the "Company"). In 1987 IPI completed a $150,000 private placement of its securities, however, during the next three years IPI had no business or operations that the Company is aware of. In May 1990, the Company organized Effective Health, Incorporated, ("Effective Health") as a wholly owned subsidiary to market and license products based on the sequesterant technology as well as other dietary and food supplement products. In May 1996, the Company made a proposal to acquire Pastels International, Inc. ("Pastels") and in August 1996 Nutra Quest, Inc. ("Nutra Quest"). Both proposals to acquire Pastels and Nutra Quest are for a combination of cash and IMT stock and both agreements contain performance criteria for the distribution of cash and stock. Both proposals can be terminated by the Company if certain performance criteria are not met.

Operating History
-----------------

     Although the Company was formed in Delaware in 1986, as Interactive Principles, Incorporated, it did not commence meaningful operations until early 1990 when it changed its name to Interactive Medical Technologies. Ltd.. and acquired See/Shell biotechnology, Inc. and E-Z Trac, Inc., its wholly owned subsidiary, both formed by former officers and directors of the Company. See/Shell had previously been engaged in the research, development and marketing of diagnostic imaging products to detect restrictions and blockages in blood flow. In connection with the blood flow research, See/Shell also developed a unique technology for the selective entrapment or sequestration of dietary fat from food in the gastrointestinal tract which in theory could prevent the fat from absorption into the blood stream.

     These two areas formed the basis of the Company's business for the next several years. Initially, the Company marketed a non-biodegradable, non-radioactive, micron sized particle encased in oil ("Colored Microsphere") and later developed a more sophisticated, biodegradable microsphere ("Contrast Microsphere) composed in part of albumin, a human blood protein, and other, FDA approved contrast agents. The Contrast Microsphere substantially improved the speed, resolution, accuracy and resolution of diagnostic images of the restrictions and blockages in blood flow and organs when viewed through x-ray or other scanning technology. The Contract Microspheres however, cannot yet be marketed for human use until the Company secures the approval of the FDA.

     The Company also commenced the marketing of a weight loss product that was based on the sequesterant technology developed during the prior blood flow research. The product was sold initially to local doctors, consumers and small distributors in the Southern California area. Thereafter. the Company elected to discontinue all direct selling and sought to license the rights to an established marketing company. In 1994, the Company appointed KCD. Inc.. as its exclusive sales and marketing agent for the weight loss product. The relationship between the Company and KCD spawned several lawsuits, settlement agreements and revised settlement agreements and recently, in February. 1996, a termination of the license agreement and the cessation of any marketing and sale of this product by the Company. The Company's relationship with KCD and its principals also resulted in several other litigations and investigations, one instituted by the Securities & Exchange Commission dealing with the sale and resale of the Company's common Stock by one of KCD's principals and another action commenced by the Federal Trace Commission with regard to claims made by KCD on behalf of the product. Both of these actions have been resolved. The Company's new management team which assumed control of its affairs in mid-
1995, has, among other things, assessed the Company's past activities and has elected to vigorously pursue the marketing, sale and development of the Company's microsphere business while discontinuing the sale of its fat sequesterant product.

Description of Services
-----------------------

     The Company offers several products and services, however its primary emphasis will be directed toward the sale and marketing of the Colored Microspheres and the related laboratory services, the continued pre-clinical research of its Contrast Microsphere, the development of Pastels International, Inc. ("Pastels") including the broadening of its product line of beauty and skin care products and the launching of Nutra Quest Incorporated, ("Nutra Quest"), a network marketing organization that will offer through various distributors, a complete line of proprietary food, dietary supplements and health related products. Nutra Quest, may in the future, become the exclusive marketing agent for certain other selected products.

     Due in large measure to recent clinical studies that have failed to substantiate the efficacy of the Company's fat sequestration technology, the Company has elected to cease all sales and marketing of this product until such time as its efficacy can be confirmed. Revenues derived from licensing of this product provided almost one-half of the Company's 1995 revenues. The Company hopes to compensate for this short fall by increased sales of its microspheres, positive development of both Pastels and Nutra Quest and the further reduction of costs and expenses.

     Although in 1993, the Company acquired Venus Management, Inc., whose assets consisted primarily of two MRI systems, only one machine remains operational and the lease revenue received by the Company is fully offset by the payments due toward the balance of the purchase price of the machine. The second unit, which was not operational, has been abandoned to the lien holder under a mutual release of claims agreement. The Company is currently in discussions with the lessee of the operational unit and the lien holder of the operational unit to transfer ownership to the leasee in conjunction with a release of the Company's obligation to the lien holder.

Plan of Operation
-----------------

     The Company intends to concentrate its efforts on the sale of its Colored Microsphere and related laboratory and diagnostic services to a broad cross section of pharmaceutical companies, universities, hospitals and others engaged in blood flow and related research. The Company also intends to proceed toward a filing with the FDA for an Investigational New Drug ("IND") seeking approval to begin human testing of "Contrast Microspheres" in the detection of blood clots in the lungs as well as other applications to detect heart, liver and brain dysfunction and certain gastrointestinal blockages. The receipt of marketing approval of its Contrast Microspheres will contribute substantially to the Company's future potential revenue. There are, however, numerous problems that are common in the IND procedure including delays in FDA responses, the necessity for further testing and data compilation which may require additional clinical trials and ultimately, the commencement of any marketing efforts. The requisite clinical trials themselves are costly and when compounded with the anticipated delays and the possibility of the need for further testing, the Company's limited resources could prove to be inadequate to sustain this effort. Accordingly, the Company has entered into an agreement with E-Z-EM, Inc., ("E-Z-EM"), a leader in the sales and marketing of oral radiographic contrast agents, pursuant to which E-Z-EM would fund and conduct pre-clinical and approved clinical trials of its Contrast Microspheres for certain human application and to develop and Market Products, applications and services relating to the Company's Contrast Microspheres. Beginning in March, 1996, the Company and E-Z-EM began pre-clinical studies utilizing the Contrast Microspheres in the detection of blood clots in the lung. This research is presently being conducted at Dartmouth Hitchcock Medical Center and at the University of Massachusetts Medical Center. In connection with its agreement with E-Z-EM, the Company retains the right to manufacture the Contrast Microspheres while granting to E-Z-EM, the exclusive option to license and sub-license as well as the rights to global sales and marketing of the product for a period of ten years or the life of any patent issued in respect thereto, whichever is longer.

Implementation of New Strategic Plan
------------------------------------

     On or about May, 1995, the Company's present management, Messrs. Westlund and Benz, joined the Company as Chairman and President, respectively, with the immediate mission to implement major changes in operations and the financial structure of the Company. The plan that was devised by Westlund and Benz, who together had previously assisted other companies in "turning around " their operations, required a substantial reduction of expenses and cost of sales while securing and stabilizing, if possible, the Company's primary revenue sources. In connection with the above activities, the Company also sought to raise needed working capital as well as more permanent funding. Thereafter, the Company would seek to develop additional products and or make strategic acquisitions and seek government grants or corporate sponsors to facilitate the development of its Contrast Microspheres. Finally, the last objective was to put in place a carefully conceived sales and marketing plan for its present and proposed products and services.

     On balance, the Company's management has achieved a majority of its short term goals and has taken substantial steps toward transforming a debt and litigation ridden company with a narrow product mix with traditional but uninspired sales and marketing techniques, into a more efficient, litigation free (only one minor action remains) entity, with substantially reduced operating expenses and a major strategic partner who will both assist in and provide funding for pre-clinical and FDA studies for use of the Contrast Microsphere for human diagnostic imaging. Further, the Company has successfully applied for and has received a grant of $100,000 from the National Institute of health ("NIH") to continue research on the Contrast Microsphere with the potential of an additional $750,000, depending on the results of trials now being conducted. The Company pursuing acquisition of two companies, Pastels, which is engaged in the creation, manufacture and sale of personal care and beauty products and Nutra Quest, a distributor of an array of health food and nutritional supplements. Moreover, the Company's plan has resulted in the aggressive commercialization of its expanded product line by means of participation on the world wide web and the commencement of direct marketing television and product infomercials, network marketing and a program designed to recruit licensees, distributors and sub-distributors for the Company's products and services. Finally, management has undertaken the selective promotion of the Company by initiating numerous contacts with members of the financial community, investment advisors and consultants in an attempt to bring the Company's story to the investment community. Through the efforts of its current management, the Company has, within the past 15 months, attracted an additional $1,200,000 in convertible debt and equity capital from investors. Although the Company has curtailed its losses, it is nevertheless operating at a loss on a monthly basis and requires further financing to continue its present level of operations and proposed expansion. Notwithstanding these factors, the Company believes that with the continuing implementation of its various marketing methods offering an expanded and relevant product line, it can begin to achieve, in 1997, profitable operations on an ongoing basis.


Colored Microsphere Products and Services
-----------------------------------------

     The Company currently sells Colored Microsphere products and services to pharmaceutical companies, universities, hospitals and other academic centers engaged in blood flow and pharmaceutical research. Sales are made directly by the Company or Triton Technologies, Inc., ("Triton"), its distributor. included among the Company's repeat customers for its Colored Microspheres are the NIH, New York and Columbia Universities, University of Southern California, Bristol Myers/Squibb, Rorer, Sloan Kettering Institute and Walter Reed Army Hospital. The raw materials necessary for the production of the Colored Microspheres which are non-radioactive polystyrene spheres ranging in size from 1 to 25 microns, are readily available from numerous sources. The Company then treats, sizes and labels the microspheres in its laboratory based upon a proprietary trade secret process. One of two classes of non-radioactive marker is attached to the microsphere which gives it a distinctive signal when viewed through the Company's flow cytometer imaging system. This patented process also involves a technology for separating both colored and enzyme linked spheres from tissue and blood. The number of Colored Microspheres contained in tissue or organ samples is determined by direct computerized counting of the individual Colored Microspheres when visualized by the flow cytometer or through other imaging systems. The Company's non-radioactive technique, which has proven to be at least as accurate and efficient as radioactive microspheres, eliminates the need and additional cost required to dispose of the radioactive waste.

     In connection with the manufacture and sale of its Colored Microspheres, the Company created the Investigator Partner Service ("IPS") program that combines a national reference service with an automated laboratory analysis which includes the counting of the microspheres used in blood flow studies and in studies to determine the feasibility of microsphere delivery of pharmaceutical drugs. The IPS laboratory service has proven to be a successful adjunct to its business such that the Company has had to increase its capacity by developing an improved imaging analyzer. It did so using a Becton-Dickenson flow cytometer and its own proprietary software which increase the speed and sensitivity of the flow cytometer. This improved analyzer increased accuracy and is capable of analyzing approximately 800 samples per week. The Company markets these kits to the industry and after performing their respective blood flow and other tests, return the data and tissue samples to the Company for analysis and counting with the results provided to the customer within 3 days. The sale of Colored Microspheres and the IPS service have proven to be a constant, consistent source of revenue to the Company in the past and the Company anticipates an annual increase in this segment of approximately 5-10% per year for the next several years.

Contrast Microspheres
---------------------

     The Company's Contrast Microspheres are still in the development stage and not yet in commercial production. However, the Company is currently producing the Contrast Microspheres, composed in part of albumin, for pre-clinical testing that is now being conducted at the Dartmouth Hitchcock Medical Center and the University of Massachusetts. See "National Institute of Health" & "Marketing and Distribution". The Company believes that a fertile market exists for the application of its Contrast Microspheres in certain diagnostic procedures utilizing x-ray, CAT scan, MRI and ultra sound equipment. These diagnostic procedures when conducted with the Company's Contrast Microspheres offer vastly improved imaging of organs such as the lungs, liver, heart and brain as well as overall blood flow observation. Although the Company believes its Contrast Microsphere technology to be superior to any presently existing imaging techniques, their use in human diagnostic procedures requires FDA approval which, at best, is costly and time consuming and consequently there can be no assurance that the Company will have sufficient financial or personnel resources or the necessary "staying power" to complete the FDA process and begin the commercialization of this product for human use. See "Competition".

National Institute of Health
----------------------------

     In October, 1995, the Company submitted an application to the National Institute of Health ("NIH") for a research grant for the further development of its Contrast Microspheres for use in human diagnostic application. In January, 1996, the Company was advised that the medical and scientific review panel of the NIH had favorably approved its application. Soon thereafter, formal approval was granted and the Company received an initial $98,405 with the possibility of an additional $750,000 to be provided based upon Phase One trial results. The Company has completed the Phase One research and has submitted the results to the NIH which the Company believes should justify the awarding of Phase Two Funding in early 1998 (See "Research & Development"). There can, however, be no assurance that any additional funding will be forthcoming from the NIH.

Research & Development
----------------------

     The Company has consistently devoted a sizable portion of its available funds and personnel toward research and development activities, especially in the areas of blood flow research utilizing its proprietary and patented Colored and Contrast Microsphere technology. Continuing research and development has confirmed the efficacy of the Company's products in observing the gastrointestinal tract in humans with the aid of various scanning devices to detect blood clots in the lung, certain heart, liver and brain disorders. Much of the research for the Contrast Microsphere has been, and is now being, conducted at Dartmouth and the University of Massachusetts.

     As a logical progression of this research and development, is the Company's present intention to file an IND with the FDA in mid to late 1997, seeking approval to begin human testing of the Contrast Microsphere for several human diagnostic applications. The Company is confident that the quality and results of its continuing research and development will result in receipt of marketing approval by the FDA, however, this is often a long and costly procedure with the necessity to conduct clinical trials and the like. To assure itself of continuing financial support during this pre-clinical and thereafter in the IND phase of trials, the Company has contracted with E-Z EM, a large sales and marketer of oral radiographic contrast agents. E-Z EM is already assisting the Company by providing a portion of the funding for the pre-clinical studies now being conducted. In consideration for its various services including certain financial obligations that it has assumed in the pre-clinical phase and future financial commitments thereafter, the Company while retaining the manufacturing rights to the Contrast Microspheres, has granted to E-Z EM, the exclusive option to license and or sub-license, sell and market any and all products that may be developed from their relationship. This exclusive option shall remain in effect for the life of any patent that may issue by virtue of these activities or for a period of 10 years through December 2005, whichever is longer.

Pastels International, Inc.
---------------------------

     On May 17, 1996, the Company made a proposal to acquire all of the assets, subject to liabilities, of Pastels, a private California company that has developed and now manufactures several beauty and skin care formulations sold commercially under the names AloeBare/Tm/, a depilatory, and Skinnergy, an anti-aging skin treatment. Skinnergy/Tm/, which is formulated to treat dry, scaly and discolored skin, utilizes multi-fruit acids, infused botanicals and liposomes in its proprietary formula. AloeBare, Pastels' personal hair removal system, is formulated with natural botanical ingredients. Both of these products contain alpha hydroxy acids which recently published, independent tests confirm have a soothing, protective and restorative effect on the skin.

     Under the proposal the Company will be obligated to pay Ms. Cecilia Lascu, Pastels' founder and sole shareholder, a total of $250,000, of which $50,000 has been paid through March 31, 1997, and warrants to purchase 500,000 shares of the Company's common stock exercisable for a period of 5 years at $.15 per share, subject to the achievement of certain performance criteria. The Company intends to increase the total number of products offered by Pastels as well as to broaden its current market. In this regard, the Company has funded an infomercial describing and detailing the Pastel product line. The results of the infomercial, while not overwhelming, were nevertheless encouraging and based upon consumer input received, the Company will make certain changes in product mix and presentation. Upon completion of the acquisition the Company will operate Pastels as a wholly owned subsidiary and Ms. Lascu will remain as its President and Chief Operating Officer.

Nutra Quest Incorporated
------------------------

     The Company's other pending acquisition, Nutra Quest was formed by Mr. Lawrence Sturchio who has had substantial prior experience in all aspects of product distribution and marketing. The Company is obligated to pay a total of $600,000 for all of Nutra Quest issued and outstanding shares, of which $200,000 is to be paid in cash over a period of 15 months, of which $70,000 has been paid through March 31, 1997, subject to Nutra Quest achieving certain predetermined levels of gross sales within specific time period, and the balance of $400,000 is payable in shares of the Company's common stock valued at $.15 per share. The total number of shares payable to Nutra Quest is also subject to Nutra Quest achieving set performance goals.

     Nutra Quest has a broad line of proprietary products with specific emphasis on nutritional alternatives to coffee, tea and soda, herbal supplements to more efficiently process calories, mineral and enzyme supplements for use as digestive aids, athletic performance products containing a blend of amino acids and rice protein as well as a personalized profile to evaluate the health and nutritional needs of each individual. The Company intends to operate Nutra Quest as a wholly owned subsidiary and Mr. Sturchio will remain as the President and Chief Operating Officer of Nutra Quest.

Primary Products and Services
-----------------------------

Personal Care Products
----------------------

     Pastels offers a line of skin care and personal hair removal products. "Skinergy/Tm/", an affordable skin care system, offers a line of products providing botanical "teas" rich in plant enzymes, hormones and emollients to cleanse, moisturize, and protect. "Aloebare/Tm/" is a new personal hair removal system formulated with natural botanical ingredients. Aloebare/Tm/ is available in face and bikini strips, and the larger leg and body sizes. Aloebare/Tm/ also comes with a unique premoistened towelette containing alpha hydrox to help blend recently waxed skin tones, and aloe to help soothe irritation.

Nutritional Supplements
-----------------------

     Nutra Quest, Inc. offers a line of nutritional supplements that is being marketed in a "Network Marketing" environment. The product line provides a nutritional balance of the essential vitamins, minerals, proteins, carbohydrates, essential fats and fiber addressing the need to increase the body's metabolism.

Non-biodegradable Colored Microsphere Products for Animal Blood Flow Research
-----------------------------------------------------------------------------

     The Company developed a patented method for measuring arterial blood flow to the major organs on laboratory animals using non-radioactive polystyrene spheres ranging in size from one to twenty five microns. One of two classes of non radioactive markers, either a series of chemically linked colored dyes, or non animal enzyme markers are attached to the microspheres giving them a distinctive signal when visualized through the Company's flow cytometer imaging system. The patented process also involves a technology for separating both colored and enzyme-linked spheres from tissue and blood. The number of colored microspheres contained in tissue or organ samples is determined by direct computerized counting of the individual colored microspheres when visualized by a flow cytometer, or through other imaging systems. E-Z Trac has successfully demonstrated the feasibility and efficacy of its non-radioactive colored microspheres in previous animal blood flow studies which utilized black non-radioactive colored microspheres and alkaline hydrolysis of tissue and blood samples. The use of color "labeled" (identifiable by color during diagnostic visualization) microspheres is important in experimental studies of organ blood flow distribution and other pathologies. Simultaneous blood flow measurements following coronary artery occlusion which compared radioactive microspheres and colored microspheres have shown similar measurement correlation's of regional myocardial blood flow in zones of normal, intermediate and low blood flow. The standard measurement technique of using radioactive microspheres prevents their use by institutions that are unable to dispose of or afford the disposal cost of the radioactive waste

Investigator Partner Program Service for Colored Microsphere Products
---------------------------------------------------------------------

     The Investigator Partner Service ("IPS") program provides a national reference laboratory service for pharmaceutical companies and academic centers engaged in animal blood flow research, as well as automated laboratory services for customers using E-Z Trac's colored microsphere products. In the IPS program, investigators (customers) buy E-Z Trac's colored microspheres, perform their experiments, and send the tissue samples to EZ Trac for automated analysis and counting in the Company's Flow Cytometer imager. To date, customers have included the National Institutes of Health, Columbia and New York Universities, the University of Southern California, Bristol Myers/Squibb and Rorer Pharmaceutical. E-Z

Trac has recently doubled its capacity, now being able process up to 1600 samples per week. The IPS program augments the sales of colored microspheres.

Biodegradable Contrast Microspheres for Human Diagnostic Imaging Applications
-----------------------------------------------------------------------------

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

     Heart Muscle Visualization. Heart Imaging with Ultrasound. Contrast microspheres, smaller than blood cells are injected into a common peripheral vein and pass through the lung, and into the general circulation where they re-circulate until they dissolve. These small contrast microspheres can be detected by ultrasound and have been used to detect heart muscle and liver blood flow.

     MRI Applications. X- ray contrast media is replaced with an MRI contrast microspheres which have been sized for the intended imaging application.

     The Company believes that they will be useful as diagnostic agents in humans to detect heart disease and tumors using non-radioactive ultrasound. The Company has also produced small experimental contrast microspheres where the contents (experimental or research drugs ) of the microsphere are intentionally leaked into the blood flow providing a controlled drug delivery system.

Sequesterant Products
---------------------

     The Company's fat sequesterant technology involves the selective entrapment or sequestration of dietary fat from food while in the gastrointestinal tract, thereby in theory preventing the absorption of that fat into the blood stream and ultimately the body. However, clinical studies to date have not substantiated the efficacy of the technology.

     There are substantial existing markets for dietary and weight loss products in general, including the Company's fat sequesterant products. Domestically these markets include retail, over the counter, warehouse clubs, multilevel marketing, direct response, infomercials, as well as others. The weight loss/dietary products category is one of the largest segments within the food supplement category. Independent industry analysts estimate the category in the hundreds of millions dollars annually. Based on historical performance of sequesterant technology products, the Company believes that if remarketed in a responsible manner basing claims only on valid clinical data that potentially significant revenues can be generated from a new sequesterant technology product.

Magnetic Resonance Imaging Leasing Operations
---------------------------------------------

     In 1993, the Company acquired Venus Management, Incorporated, ("VMI") a company which was incorporated in New York on August 1, 1989 and whose principle assets consisted of two MRI systems (the "Units") one of which was leased to an MRI service provider who was operating the unit in New York state, while the second unit was not assembled, or operational. The second unit has been returned to the finance company which held the lien on this piece of equipment under a mutual release of claims agreement between the Company and the finance company. The Company is currently in discussions with the MRI service provider to take title to the unit and assume the debt on the unit. The MRI service provider is currently delinquent in its lease payments and is negotiating with the lien holder on this piece of equipment to restructure and assume the obligation and to obtain title to the equipment. The Company has provided a $63,450 loss for the mutual release of claims associated with this piece of equipment. However, if the parties are unable to resolve this matter, it is likely that the third party finance company will institute an action against the Company, VMI and the MRI service provider for the balance due plus other costs and relief.

Product Liability Insurance
---------------------------

     Although the Company believes its products are safe, it may be subject to product liability claims from persons injured through the use of the Company's marketed products, services, or products undergoing clinical trials. The Company carries no direct product liability or clinical trials liability insurance, relying instead on the coverage maintained by its distributors and manufacturing sources from whom it obtains product. This insurance protects the insured who pay the claims and only indirectly protects the Company (by providing a source of payment for any claims brought against such distributors or manufacturers and the Company). There is no assurance that this insurance will adequately cover any liability claims brought against the Company. There also can be no assurance that the Company will be able to obtain its own liability insurance (should it seek to do so) on economically feasible terms. The Company's failure to maintain its own liability insurance could materially adversely affect its ability to sell its products in the future. Although no product liability claims have been brought against the Company to date, were any such claims to be brought against the Company, the cost of defending against such claims and any damages paid by the Company in connection with such claims could have a materially adverse impact upon the Company.

Distribution
------------

Colored Microsphere Products and Services
-----------------------------------------

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

     In October 1995, Triton established a home page on the world wide web to market its non competitive products as well as E-Z Trac's colored microspheres. The Company's products are marketed in the non radioactive products group as "NuFLOW FLUORESCENT MICROSPHERES WITH PROCESSING SERVICE". Triton's web page can be viewed at http://www.physiology.com. The Company and Triton believe the world wide web offers a opportunity to target vast numbers of pre qualified consumers at a very competitive cost. The Company believes that the world wide web is a important information tool in scientific research communities.

     Triton and the Company are discussing expanding world wide web marketing and distribution efforts with the intention to expand Company presence and its E-Z Trac products and services in the research community. The Company and Triton will continue to market the colored microsphere products through trade show exhibits and advertising in targeted journals. The Company assembles and ships the colored microspheres directly from its Los Angeles laboratory facilities. IPS service is also conducted at the Company's laboratory facility. Colored microspheres are sold separately, or bundled with an E-Z Trac reagent extraction kit containing enough material to conduct six regional blood flow experiments. The Company also markets a supplemental reagent extraction kit.

     Sales of colored microspheres and related products including IPS laboratory services were $413,840 in 1996, increasing from $246,243 in 1995. The Company estimates E-Z Trac's current market share for blood flow products at approximately 10%.

Contrast Microspheres
---------------------

     The Contrast microsphere is in development stage and is not in commercial distribution. The Company intends to license the sales and marketing rights for the contrast microspheres to an established distributor of contrast imaging products and services. As stated above, the Company has signed a broad based agreement with E-Z EM, Inc., a recognized global leader in sales and marketing of oral radiographic contrast agents. The agreement as contemplated provides E-Z-EM with the exclusive option to acquire global sales and marketing rights for contrast microspheres products and related services. The Company's market research indicates there is a substantial commercial market opportunity for the application of its contrast microspheres in certain diagnostic procedures utilizing x-ray, cat scan, MRI and ultra sound equipment. Customers converting to the Company's contrast microsphere products and services will not be required to purchase new diagnostic imaging equipment as the technology was designed to be readily adapted for use with installed equipment.

Sequesterant Agents
-------------------

     Products based on the Company's sequesterant technology have been marketed and sold in the US and foreign countries since 1987 under various trade names including Lipitrol(Tm), SeQuester(Tm), and others. From 1990 to 1993, E-Z Trac distributed Lipitrol(Tm), the Company's product based sequesterant technology. The Company sold directly to doctors, consumers, and also to small local distributors. In 1993, the Company phased out its existing relationships with doctors, consumers, and small local distributors, and as a result, the Company no longer generates any revenues from its own direct distribution of sequesterant products. The Company experienced excessive administrative costs as well as control problems in connection with the Company's direct distribution to doctors, consumers, and small local distributors and determined that a "grass roots" distribution approach, though less costly initially, would require substantially longer time to build a national distribution system. Accordingly, the Company decided that it was in its best long-term to license marketing rights to such products to established and reputable marketing companies.

     In 1994, the Company, through its Effective Health subsidiary entered into a exclusive Licensing Agreement with KCD, Incorporated, a company which represented to the Company that it had the ability to distribute a consumer weight loss product based on the Company's sequesterant technology to national drug and health food chains. At the time the Company entered into the agreement, KCD had very limited management experience and financial resources. The agreement provided KCD with exclusive sales and marketing rights to the sequestration technology in the territories of the United States and Canada. The agreement required KCD to pay an initial licensing fee of $100,000, and to make minimum monthly royalty payments to maintain the license. In 1994, KCD began marketing SeQuester(Tm), a consumer weight loss product based on the sequesterant technology. The agreement also required KCD to conduct clinical studies intended to establish and validate marketing claims, for which KCD was required to assume the sole responsibility for the accuracy and validity of such marketing claims, and further to market their product in accordance with established Federal Trade Commission ("FTC") guidelines. In September 1994, was delinquent in making certain of its required royalty payments to the Company.

     The Company received $811,068 in licensing fees and royalties through December 31, 1995, from KCD. However, on March 1, 1996 KCD defaulted on certain of the provisions of the licensing agreement which resulted in termination of KCD's sales and marketing rights as provided in the First Amended Licensing Agreement. The Company, KCD and other companies associated with the manufacture and distribution of the sequesterant product have entered into a mutual release of claims and dismissal of actions between the aforementioned parties, which provides individual rights to both the Company and KCD to market and license the fat sequesterant technology. The Company is not currently marketing or licensing the fat sequesterant technology until additional testing is performed to substantiate its efficacy.


Competition
-----------

     The Company and its subsidiaries operate in a highly competitive marketing and technology environment, and as noted above, the Company is entering into a highly competitive consumer products environment with its pending acquisitions. The Company competes primarily on the basis of product uniqueness by establishing a point of difference usually based on technological content, quality, service (where applicable), and reliability, as perceived by the user, and to a lesser extent on the basis of price. The Company competes or will compete, either directly or indirectly, with other companies in each of its product categories many of whom are larger companies with substantially more resources available, including greater financial resources, larger research and development staffs, greater sales volume, and larger sales forces.

     Although the Company believes that its colored and contrast microspheres are unique in application and performance, there is no assurance that a highly competitive market with more powerful competitors will not emerge if competitors are able to develop microsphere products substantially similar to, or better than those of the Company. Although the Company knows of only two other competitors at this time using non-radioactive microspheres for measuring animal blood flow, the Company does compete directly against companies producing radioactive microspheres.

     The Company is not aware of any direct competitor for its contrast microsphere product for the detection of pulmonary emboli, although one competitor has recently received FDA approval for a microsphere product for echocardiography. However, this product, unlike the Company's product can only be used with ultrasound. The Company is aware of other companies developing microsphere and micro-bubble technologies for use as human contrast imaging agents.

Colored Microsphere Products and Services
-----------------------------------------

     The Company believes it is the first to develop non-radioactive colored microspheres for animal blood flow measurements and as such is the first Company to directly challenge the established radioactive products, which is the Company's most significant competition. There are other Company's using microspheres in blood flow and diagnostic imaging research, however, the Company believes that no other Company has developed a highly reflective microsphere capable of being visualized for extended periods, producing substantially superior images with increased color sensitivity and distinction, and combined with the speed and accuracy of flow cytometer analysis. Further, the Company believes that the increasing regulatory restrictions and public concern will work to its advantage by, forcing researchers using radioactive products to explore alternative non-radioactive solutions. In the near term, the Company believes that sales of its colored microsphere products and services will continue to increase despite the present resistance to change from the established methods. However, the Company believes that change will occur through political and social pressures, at which time sales of the Company's colored microspheres and services should increase faster.

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

Contrast Microspheres
---------------------

     The Company believes that its contrast microspheres are superior to the existing technologies in that they provide diagnosticians with the ability to:

     1. Obtain faster, higher resolution images from existing x-ray, NM or Ultrasound equipment when compared to studies without contrast agents, or with studies using liquid contras agents.

     2.   Perform diagnostic imaging services at reduced costs.

     3. Increase the throughput from existing imaging equipment such as digital radiographs, CAT-scans, CAT-scans and MRI scans.

     4. In certain indications, obtain usable images from equipment that previously could not provide such usable images when using other (other than the Company's colored microspheres) diagnostic media.

     The Company believes that its contrast microspheres provide extended imaging time thereby yielding higher resolution images with improved clarity which increases diagnosticians ability to make an early detection of blood flow problems, and is readily adapted for use in a wider range of installed imaging equipment. The Company believes its contrast microsphere technology for blood circulatory visualization represents a significant advance in diagnostic imaging. The production of large contrast microspheres labeled with an x-ray contrast agent is expected to allow imaging of various organs without radioisotopes, where, the small dense microspheres (four microns) will pass through the lung blood vessels and enter the general circulation where they will recirculate continuously until they dissolve. The Company believes there is one existing competitor who has obtained FDA approval for their product which has a similar capability to produce microspheres that pass through the lung capillaries, however, the Company believes that this competitor's "micro-bubble" product could have a tendency to break down and disappear soon after injection, resulting in only limited imaging time when compared to the Company's contrast microsphere. Moreover, the Company believes the competitive product can only be imaged by ultrasound, while the Company's small microspheres can be visualized by x-ray and MRI, as well as ultrasound, thereby expanding the potential to provide physicians with additional diagnostic capabilities.

Sequesterant Agents, Dietary, Weight Loss and Food Supplement Products
----------------------------------------------------------------------

     The sales and marketing of retail products for general weight loss is very competitive, and closely regulated by the Federal Trade Commission ("FTC"), and in the case of pharmaceutical drugs the Food and Drug Administration ("FDA"). Several companies with resources much greater than those of the Company, manufacture, distribute and market general weight loss products and are direct competition for the Company. In its one attempt (the sequesterant technology) the Company has successfully competed against these larger companies by establishing a consumer point of difference based on technology. The Company does not currently plan to introduce new weight loss and nutritional products other than those currently offered by Nutra Quest. There can be no assurance that competing companies will not develop and market products which are similar to those the Company intends to market before the Company can, or that the Company's products will be successful.

Raw Materials, Suppliers, and Manufacturing
-------------------------------------------

Colored Microsphere Products
----------------------------

     The Company purchases raw microspheres in bulk from unaffiliated suppliers which are then treated, sized, and labeled using the Company's trade secret process. The processing is carried out at the Company's laboratory facilities. To date, E-Z Trac has not encountered difficulty obtaining raw microspheres from suppliers. Product delivery is F.O.B. at the Company's facilities., with customers or distributors (Triton) assuming all delivery and storage costs, taxes, insurance, freight, and any other charges involved in transportation or thereafter.

Contrast Microspheres
---------------------

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

Sequesterant Products
---------------------

     Products based on the sequesterant technology have been manufactured by independent manufacturers under confidentially and secrecy agreements for the Company and it licensees. There have been several of these manufacturers since the product was first introduced by the Company. The raw materials used to manufacture the product are naturally occurring substances that are readily available from multiple suppliers. In the past, the Company, or its then designated manufacturers have not experienced any difficulty purchasing the raw ingredients used to manufacture this product. The Company does not intend to manufacture products based on the sequesterant technology.

Customers and Backlog
---------------------

     For the year ended December 31, 1995, KCD accounted for over 1O% of the Company's revenues which were $618,788 representing royalties payments from the sales of products based on the sequesterant technology. The licensing agreement with KCD has been terminated resulting in no licensing revenues from the sequesterant technology in 1996. The Company does not expect to market or license sequesterant technology during 1997 as there are no studies to substantiate the efficacy of the technology. The Company has no current plans for an efficacy study.

     MRI lease revenues from the MRI service provider, Tri-County, represented more than 1O% of the Company's total operating revenues for 1996, however, the Company's monthly installment payments to a third party finance company with respect to the operational unit offsets the full cash revenues generated from the lease and will continue to do so through the remainder of the lease. Tri-County is currently delinquent in its lease payments and is negotiating with the lien holder on this piece of equipment to restructure and assume the obligation and to obtain title to the equipment. The Company has provided a $63,450 loss for the release of claims associated with this piece of equipment.

     The Company's only cash flow from operations is from E-Z Trac sales of products and services to over thirty different customers. The Company will be dependent on investment capital to support the balance of its operations until such time the Company has completed the pending acquisitions and introduces its Nutra Quest line of health supplements, which is expected to occur late in the second quarter 1997.

     E-Z Trac sells its colored microspheres, and laboratory services to a number of scientific researchers, universities, hospitals and pharmaceutical companies. To date, customers have included the National Institutes of Health, Columbia and New York Universities, the University of Southern California, Bristol

Myers/Squibb and Rorer Pharmaceutical. E-Z Trac currently has approximately thirty customers all of whom have repurchased colored microsphere products and services a number of times. The laboratory service is also growing. Currently, the Company can process up to 1,600 samples per week with the two flow cytometers currently in use. The Company can add additional flow cytometers as needed.

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

Patents, Licenses, and Royalty Agreements
-----------------------------------------

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

Patents
-------

     The Company holds a United States patent for the use of colored microspheres in measuring blood flow in laboratory animals as well as for methods of separating the microspheres from blood and body tissue and determining the number of microspheres in tissue without separation, which expires in 2003. Similar patents are held by the Company for Canada, Australia, and Israel.

     The Company holds a United States patent for the preparation and application of contrast microspheres in the detection of pulmonary emboli and certain other conditions which expires in 2004, as well as similar patents in Canada and eleven other countries. In addition the Company has prepared patent applications for use of its contrast microspheres in ultrasound applications and for an oral application using various imaging modalities. The Company has registered Maxispheres(Tm), as the trademark for its contrast microspheres.

     The Company holds a United States patent for the first generation fat sequesterant product and its use in reducing dietary fat absorption which expires in 2006.

Royalty Agreements
------------------

     The Company is required to pay inventors royalties equal to 6% of the Company's sales of microsphere and sequesterant products to Dr. Shell, MD., and Jackie See, MD., who developed the sequesterant technology, and Francis Pizzulli, practicing attorney and partner of the Company's Founding Predecessor, who acquired a 50% interest in Dr. See's royalty income.

Government Regulations and Approvals
------------------------------------
Food and Drug Administration
----------------------------

     All pharmaceutical and medical diagnostic equipment manufacturers are subject to extensive regulation by the federal government, principally through the FDA, and to a lesser extent, by state governments. The Federal Food Drug and Cosmetic Act and other federal statutes and regulations govern or affect the testing, manufacturing safety, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Noncompliance with applicable requirements can result in seizures, injunctions and prosecution. Refusal by the government to enter into supply contracts with private companies, or to approve an applicants' new drug applications can be the result of the aforementioned actions. FDA approval is required before any "new" drug can be marketed. A new drug is one which has to be proven as safe and effective via a clinical pathway to achieve approval by the FDA before marketing.

     Products based on the Company's sequesterant technology are generally considered to be a "food" product and, therefore, are not subject to FDA approval, provided the manufacturer or distributor does not, in the course of marketing or advertising such product, make claims of a medicinal or therapeutic nature. Moreover over-the-counter sequesterant technology products do not currently require FDA pre-market approval as a food additive, since it meets the criteria established by the FDA for product ingredients generally recognized as safe ("GRAS") by experts for food use. All of the ingredients comprising the sequesterant technology products are included in published FDA regulations that specify GRAS ingredients. Their criteria are determined by the FDA, and anyone wishing to use these ingredients commercially can conform their product to the GRAS list without notifying the FDA. Any intended use for the ingredients that differ from those promulgated or accepted on the GRAS list are then subject to potential FDA review. Moreover, the Nutrition Labeling and Education Act ("NLEA") of 1990 regulating food supplements was recently enacted, and the FDA recently has announced that it intends to become more active with respect to regulating dietary supplements such as the Company's sequesterant based products. While no specific changes have yet been announced or implemented by the FDA or the NLEA of which the Company is aware, it is possible that the Company's sequesterant products will be subject to more extensive FDA regulation in the future.

     The FDA does not require the Company to prove the safety and efficacy of the Company's colored microspheres for animal blood flow research to market those products.

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

     In March 1996, the NIH review board informed the Company that the NIH medical revenue board had "informally" approved the Company's grant application (See "Research and Development"). Soon thereafter, formal approval was granted and the Company received an initial $98,405 with the possibility of an additional $750,000 to be provided based upon Phase One trial results. Such programs are extremely valuable to small companies, however these same programs are also available to large companies with substantially more resources than the Company. Consequently, there can be no assurance that the Company will be able to complete clinical trials or commence marketing of the product as these activities will be dependent upon establishing the safety and efficacy of this products before the FDA will permit commercial marketing, and there can be no assurance that the Company will have adequate funds or will be able to secure adequate funds to complete such clinical trails.

     The commercial marketing of products based on the Company's sequesterant technology requires marketing compliance with the FTC's regulations requiring truthful and substantiated advertising of a food supplement or over-the-counter drug. The FTC, along with the FDA, are charged with the regulatory oversight of companies promoting and marketing products that make claims of certain efficacy and performance, which includes products based on the Company's sequesterant technology which have been promoted as a weight loss product.

     FTC regulations establish guidelines for the development and marketing of these products. Moreover, the Nutrition Labeling and Education Act of 1990 ("NLEA") regulating the standardized labeling of food products including food supplements and dietary weight loss products, and the FDA recently have announced their intention to take a more active interest in regulating dietary supplements such as the Company's fat sequesterant products. While the Company is not aware of any specific changes that have been announced or implemented by the FDA or the NLEA, it is possible that development and marketing of products such as the fat sequesterant will be subject to more extensive regulation in the future, which could materially affect the Company's ability to market such products in the future. Since the product formulations for both the first and advanced fat sequesterant products contain ingredients commonly found in the average diet, FDA approval to market these products is not required.

Government Regulatory Proceedings
---------------------------------

SEC Proceedings Relating to Matters Directly Effected by or Arranged by Clark
-----------------------------------------------------------------------------
M. Holcomb
----------

     In July 1993, based on a concern the Company formed an independent committee of its Board of Directors whose purpose was to determine whether certain prior private placements of the Company's securities complied with all of the registration requirements of federal and state securities laws. In certain prior private placements of the Company's shares, a total of approximately 2,506,982 shares of the Company's common stock was issued to a small number of individuals. Those issuances were structured in reliance upon the advice of the Company's then securities counsel, and the Company believes that these issuances, standing alone, would have qualified for exemptions from registration under federal and state securities laws. However, certain subsequent resales of these shares, commencing in June 1992, by the original purchasers or their transferees to a total of approximately 330 investors raised an issue as to whether a technical distribution occurred that might have required either the original issuances or the resales to have been registered. All of the foregoing resales were either directly effected or arranged for by Clark M. Holcomb.

     In October 1993, the Company filed a registration statement with the SEC to register all of the foregoing 2,506,982 shares with the SEC. However, even if the registration statement becomes effective so as to permit public resales by the holders of the shares involved in the transactions described above, these holders could have a right of rescission to recover the purchase price they paid for their shares plus interest from the date of purchase against the per sons from whom they acquired the shares.

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

     The SEC has disclosed that it is seeking permanent injunctive relief against the Company. Previously, the Company sought to dissuade the SEC from taking formal action against the Company, but believed that it is likely that the SEC would seek permanent injunctive relief against the Company. The Company is attempting to enter into a consent decree with the SEC in which the Company, without admitting or denying any wrongdoing, would be enjoined from violating the registration provisions of the federal securities laws in the future. However, it also is possible that the SEC could seek to impose significant monetary penalties on the Company or to require the Company to offer rescission to the purchasers of some or all of the shares involved in the unregistered transactions. Although the Company believes that it is not likely that these additional forms of relief would be imposed upon the Company, any such additional relief imposed could have a materially adverse effect upon the Company. The Company also is not in a position to predict what, if any, additional remedies the SEC might seek against Dr. Shell. The Company and Dr. Shell are subject to a 1992 permanent injunction enjoing them form violating the federal securities laws.

     While the ultimate outcome of these issues, if claims were asserted and litigated, is complicated and not free from doubt, management with the advice of counsel believes, on the basis of the facts currently known, that it is not probable that the Company would have any material liability.

Federal Trade Commission Proceedings
------------------------------------

     The Seattle Regional Office of the Federal Trade Commission has advised the Company that the staff believes that the Company's fat sequesterant product, which currently is marketed by KCD, a former licensee, under the name "SeQuester," has been improperly represented in advertising claims, and that the sequesterant product, when previously marketed by the Company under the name "Lipitrol", also was improperly represented in advertising claims. The staff has indicated that it is prepared to recommend that a complaint be filed against the licensee, the Company and certain individuals in connection with the foregoing. The Company presently is discussing this matter with the FTC staff with the objective of settling the matter. There is no assurance that a settlement will be reached or as to the impact on the Company of any settlement, although it is presently believed that any settlement may impact the claims utilized in the marketing of the sequesterant product and is likely to involve the payment of a fine or other financial penalty by the Company. The Company and the FTC staff have agreed upon the terms of a proposed settlement in this matter, pursuant to which the Company would consent to a permanent injunction prohibiting it from making misrepresentations relating to weight loss or weight reduction products or services, or with respect to tests or studies relating to such programs or services. In addition, the Company would pay consumer redress to the FTC in an aggregate amount of $35,000 over a period of twelve months. The Company's Board of Directors voted to accept the proposal in March 1996, which now must be formally approved by the FTC.

Future Legislation and Regulations
----------------------------------

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

Research and Development
------------------------

Microsphere Studies
-------------------

     Since 1988, the Company's primary research activities have related to colored and contrast microspheres for animal blood flow research and for diagnostic imaging of human blood flow restrictions and arterial branch blockage. Early research involved animal based pulmonary emboli studies at the Universities of Iowa, Washington, Pennsylvania and California at Los Angeles, in which each study produced positive indications.

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

     The Company is conducting pre clinical studies (See E-Z-EM below) of pulmonary emboli (lung blood clots) application at Dartmouth Hitchcock Medical Center and the University of Massachusetts Medical Center which began in March 1996 and are expected to continue approximately six months. The Company's goal regarding detection of pulmonary emboli is to substantially improve quality and detail of diagnostic imaging of pulmonary artery circulation thereby increasing the probability of early detection of arterial branch blockage. Current test procedures use less accurate radioactive scans, or invasive catheter placement in the lung. Using current procedures, the presence of pulmonary emboli is often undetected before autopsy. The Company has demonstrated the ability to detect a pulmonary emboli before autopsy with x-ray equipment in limited animal experiments during which an artificial pulmonary emboli was induced. In test use contrast microspheres labeled with x-ray dye were injected into a peripheral vein and were carried in the blood flow to the lungs where they lodged revealing the presence and location of the artificial emboli during x-ray visualization. The contrast microspheres dissolved a short time later leaving no residue.

Future Contrast Microsphere Studies
-----------------------------------

     The Company hopes to file an Investigational New Drug ("IND") with the FDA in late 1997 or 1998 for approval to commence human testing of the contrast microspheres for certain applications including pulmonary emboli. The foregoing FDA clinical trials will require substantial expenditures and may be dependent upon the applicant obtaining additional funding.

     Although the Company believes that it will be granted marketing approval of its first indication for contrast microspheres, should there be significant delays in obtaining funding, in completing the clinical trials, or in the FDA's review of the application, commencement of any commercial marketing of the contrast microspheres could be substantially delayed. There can be no assurance that the Company will have adequate financial resources to complete all of the required testing, or that the Company will be able to successfully complete the clinical trials for any potential indication for its contrast microspheres, or that the Company will be able to obtain FDA marketing approval for any such indications.

Sequesterant Product Studies
----------------------------

     In February 1995, the Company entered into a an exclusive agreement to conduct human clinical tests of an advanced generation sequestration technology recently developed by the Company with a large well known European nutritional company engaged in the business of manufacturing and marketing food supplements and weight loss products internationally. The clinical test protocol was designed as a double blind trial by a research group affiliated with the European company. The protocol was sent to the Company for approval, and was subsequently reviewed and approved by Dr. Shell, the Company's Chief Scientific Officer. The European company completed the test in October 1995 and informed the Company in November 1995 that the product tested did not produce statistically significant results. Based on the negative test results, the European company did not exercise their options to acquire foreign sales and marketing rights.

Strategic Relationships
-----------------------

     In January of 1996, the Company entered into a broad based, long-term agreement with E-Z-EM, Inc., ("E-Z-EM"), a global leader in the sales and marketing of oral radiographic contrast agents with annual revenues in excess of $90,000,000 to conduct pre clinical and FDA approved clinical trials of the Company's contrast microspheres for certain human applications, and to develop, manufacture and market products, applications and services relating to the Company's contrast microspheres. Initially, E-Z-EM will fund pre clinical animal studies which began in March 1996. The agreement reflects E-Z-EM's intention to analyze the full impact of regulatory costs and expenses in preparation for additional capital funding to conduct FDA approved clinical trials as an IND with the FDA. The agreement further establishes the commercial relationship between the two company's where the Company will retain the rights to manufacture contrast microsphere products while E-Z-EM has the exclusive option to license, including the right to sub-license, all products developed under the agreement, and subsequent patent if any, with rights to global sales and marketing of the products and related services for the life of the patent or 10 years, whichever is longer. The Company believes the strategic partnering of E-Z-EM and the Company will accelerate the development of contrast microspheres for human applications and will substantially improve the possibility of these products being commercialized. In March of 1996, the Company and E-Z-EM began pre clinical animal studies of the contrast microspheres for the detection of pulmonary emboli (lung blood clots) at Dartmouth Hitchcock Medical Center, and at the University of Massachusetts Medical Center.

Research and Development Plan
-----------------------------

     The Company spent $241,285 in 1996 as compared to $259,608 in 1995 on research and development. The Company considers its research and development programs as the foundation upon which everything else is to be built. The Company intends to balance future research budgets and activities between long term diagnostic imaging programs based on the Company's colored and contrast microspheres, and less complex commercial programs which can develop more immediate revenues such as the dietary and food supplement products.

     During 1996, the colored and contrast microsphere programs will be funded from grants such as the NIH grant (see below), and from strategic partners such as E-Z-EM (see below), and to some extent from operating funds. The dietary and food supplement programs, which are significantly less costly than the microsphere programs, will be funded from operational and private placement funds when possible.

     The new product development group, which was established in October 1995, and which will grow as needed, will act as project coordinator with the responsibility of managing the Company's research and development programs, including pre-clinical studies for both food supplement and diagnostic programs, management of regulatory affairs, including FDA and FTC related matters, managing and coordinating the Company's research grant programs (See Grant Programs below) in which the Company intends to apply for simultaneous grants in four potential human diagnostic imaging applications including detection of lung blood clots using CAT scanning, ultrasound contrast microspheres for detection of myocardial perfusion, oral contrast microsphere for gastrointestinal tract visualization, and an MRI contrast microsphere to replace x-ray contrast media in detecting liver, heart or brain dysfunction, all of which are applications targeted toward radiologists and other physicians doing body imaging, which is the non invasive imaging of human organs from outside the body. The research team is also project coordinator for off site programs such as the current contrast microsphere pre-clinical program being conducted at the Dartmouth Hitchcock Medical Center, and the University of Massachusetts Medical Center with E-Z-EM, the Company's contrast microsphere strategic partner.

Environmental Compliance
------------------------

     The Company's products are not subject to material environmental regulation at this time. While the Company's current scope of microsphere operations is relatively limited and all of the product is used without wastage, issues of environmental compliance could arise in the future if increased manufacturing of the microspheres were to require disposal of hazardous chemicals.

Employees
---------

     The Company currently has nine employees of which seven are full time employees, three of whom are engaged in management, marketing, administrative and support activities, with the remaining four comprised of one secretarial, and three technical, research and development and scientific staff engaged in microsphere manufacturing and development. One part time employee is used in general office and shipping activities. The Company retained two consultants in October 1995 who formed the initial new product development team, and who coordinate and administrate the Company's research and development programs and activities.

     The Company's ability to develop marketable products and to establish and maintain its competitive position in an industry with constant technological changes will depend to a certain extent on its ability to attract and retain qualified, technical, marketing and management personnel. None of the Company's employees are subject to a collective bargaining agreement, and the Company believes its relations with its remaining employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

     In February 1992, the Company entered into a three-year lease for its presently occupied premises from an unaffiliated third party for 4,400 square feet of space in Los Angeles, California at $4,750 per month for the first year, $5,200 per month for the second year and $5,700 per month for the third year, with an option to extend for an additional two years at $6,000 per month. During February 1995, the Company exercised this option. The Company is currently negotiating a three year extension to this lease. These offices are used for manufacturing and laboratory research and development. In October 1996, the Company entered into a three year lease for a 9,000 square feet building for its use as corporate offices of the Company and Nutra Quest. The lease obligation for this facility is $7,112, November and December 1996, $7,593 for January and February 1997, $8,169 for March and April 1997, $9,419 for May 1997 to March 1998, and $9,995 for April 1998 to September 1999. The Company believes these facilities are adequate for its current needs.

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

     Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of December 31, 1996.

     While the ultimate outcome of these issues, if claims were asserted and litigated, is complicated and not free from doubt, management with the advice of legal counsel believes, on the basis of the facts currently known, that it is not probable that the Company would have any material liability. However, there can be no assurance that the Company will prevail in any of the above proceedings. Also the Company may be required to continue to defend itself resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing an unfavorable settlement or judgment could be awarded against the Company which could have a material adverse effect upon the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is quoted on the OTC Electronic Bulletin Board under the symbol "ITAM". The high and low bid prices for the Common Stock, as reported by the National Quotation Bureau, Inc., are indicated for the periods described below. Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.


     Bid Prices
     ----------

     Year            Quarter       High          Low
     ----            -------       ----          ---
     1995             1/st/       2  1/32       29/32
                      2/nd/       1 13/32         1/4
                      3/rd/         15/16        1/32
                      4/th/           .32         .01

     1996             1/st/           .07         .15
                      2/nd/           .13         .28
                      3/rd/           .11        .145
                      4/th/           .09         .17


     To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the

Company. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future. Further, there can be no assurance that the future operations of the Company will generate the revenues and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends.

     There are approximately 525 stockholders of record as of March 31, 1997.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CURRENT OPERATIONS

Business
--------

     The Company has been engaged in the business of developing, manufacturing, and marketing proprietary diagnostic imaging products and services relating to blood flow research in animals, and the research and development of proprietary diagnostic imaging products and procedures for human applications using existing imaging equipment such as x-ray, CAT scan, MRI, and ultra sound. The Company has also been engaged in the business of developing and licensing proprietary technologies for weight reduction products including a technology for the selective entrapment or sequestration of dietary fat, from food while in the gastrointestinal tract, thereby preventing the absorption of that fat. The Company had also acquired two magnetic resonance imaging (MRI) units which are leased to MRI service providers, which the Company has little day to day involvement in the operations of that business. Until May 1995, the Company's primary research has been to increase the early detection of restrictions or blockages in human blood flow through significantly improved diagnostic imagery using two different micron sized solid particles (microspheres) of which one is a biodegradable mixture of blood protein and other contrast agents intended for human applications, and the other a non biodegradable plastic styrene sphere intended for animal blood flow research. The Company does not yet earn revenues from human applications of microspheres, it does however, generate revenues from the sales of colored microspheres products and services for animal blood flow research. The Company also earned revenues from the licensing and royalties of its sequesterant technology, which in 1995 accounted for approximately 72% of the Company's total 1995 (cash flow) revenues. However, KCD's license was terminated and no royalty revenues nor cash flow was generated during 1996.

     Since the inception of the Company has received capital for operations and research from private investors, issuance of private party debt, bank financing, and from licensing and product sales. Revenues have been insufficient to cover operating expenses, research and development, costs of litigation, construction costs, and patent development, which costs have been unnecessarily well above the revenues from licensing and product sales. The Company, therefore, has been dependent on private placements of securities, bank debt, loans from private investors and the exercise of warrants in order to sustain operations. To correct this imbalance, management made significant cuts and changes in the Company's operations resulting in the reduction of operating expenses approximately $1,251,000 (or 39%) for 1996 compared to 1995 and $1,101,000 (or
23%) for 1995 compared to 1994. However, until such time as the Company can increase revenues the Company will continue to be dependent on private or institutional investment capital to support a percentage of the planned 1997 operations. (See Item 6A. Management's 1996 Plan of Operations). Historically, the Company has been able to generate private placement funds to provide capital for operations and growth. During 1995, new management was responsible for approximately $965,348 received by the Company from August through the end of 1995 from private placements, and the conversion of approximately $839,458 of Company debt from a previous private placement. During 1996, management was able to raise an additional $1,999,000 from the issuance of common stock and convertible notes. However, there can be no assurances that private or other capital will continue to be available, or that revenues will increase to meet the Company's cash needs, and there can be no assurance that a sufficient amount of the Company's securities can or will be sold or that any warrants will be exercised to fund any operating needs of the Company or its research and development programs. (Even assuming all of the warrants outstanding as of December 31, 1996 with exercise prices at or below the current market price of the Common Stock were to be exercised, the total gross proceeds to the Company from such exercise would be insignificant.)

     The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has an accumulated deficit and has negative working capital, and faces significant product development and distribution issues that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described below in Management's 1996 Plan of Operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Results of Operations

 Summary Table for 1995 Compared to 1996
 ---------------------------------------

                                                                             For the Year Ended December 31,
                                                                             -------------------------------
                                                                          1995                             1996
                                                                          ----                             ----
                                                                                % of                             % of
                                                                     $        Revenues                 $       Revenues
                                                                    ---       --------                ---      --------
     Revenues - Product & Services
      Microspheres & Lab Services                                246,643          28%               413,840        100%
      Fat Sequesterant - License Fees & Royalties                618,787          72%                     0          0%
                                                               ---------        -----              --------       -----
                                                                 865,430         100%               413,840        100%

     Cost of Revenues - Product & Services
      Microspheres & Lab Services                                123,438          50%               132,068         32%
      Fat Sequesterant - License Fees & Royalties                274,800          44%                     0         N/A
                                                               ---------        -----              --------       -----
                                                                 398,238          46%               132,068         32%
                                                               ---------        -----              --------       -----
     Gross Margin - Product & Services                          $467,192          54%              $281,772         68%
                                                               =========        =====              ========       =====

     Revenues - Lease Operations                                $319,072         100%              $388,322        100%
     Cost of Revenues - Lease Operations                         481,357         151%               288,504         74%
                                                               ---------        -----              --------       -----
     Gross Margins - Lease Operations                          $(162,285)        -51%              $ 99,818         26%
                                                               =========        =====              ========       =====

Overall Performance
-------------------

     Revenues from all products and services totaled $413,840, representing a decrease of $451,590 (or 52%) from the year ended December 31, 1995. The decrease in 1996 was due to the termination of the KCD royalty agreement which represented 72% of revenues in 1995. Partially offsetting the loss of royalty revenues was the improving performance of the Microsphere and Lab Services, which included revenues of $98,095 from the Phase One Research Grant with the NIH. Without the revenues associated with the NIH grant Microsphere and Lab Services increased $69,102 or 28%. The increase was the result of the first year of use of the automated analysis and counting system based on a Beckton-Dickenson flow cytometer.

     Overall, the Company reduced total operating expenses $1,251,162 (39%) for 1996 compared to 1995. Management has directed Company efforts and resources to the introduction of the new personal care and nutrient supplement products. Although significant strides have been made in reducing the costs of operations, the acquisition of new product offerings and the development of marketing tools for the launch of these products, while enhancing its existing operating units production capabilities, until such time the new products are established in the marketplace, the Company will continue to be dependent on private or institutional investment capital to support the planned 1997 growth.

Results of Operations - 1996 Compared to 1995

     For the year ended December 31, 1996, total operating expenses were $1,949,444 compared to $3,200,606 for 1995. Total expenses for the year ended December 31, 1996, included selling, general and administrative (SG&A) of $1,287,587, cost of revenues for products and services of $132,068, cost of revenues for lease operations of $288,504 and research and development of $241,285, compared to $2,061,403 for SG&A, $398,238 for cost of revenues for products and services, $481,357 cost of revenues for lease operations and $259,608 for research and development, in 1995. This decrease, except for the decrease in lease operations which resulted from the abandonment of the non-operational MRI system at the end of 1995, directly reflects the full year benefit of the cost cutting programs implemented by the Company beginning in May 1995.

     The overall cost of revenues for products and services as a percentage of sales decreased for 1996 to 32% from 46% for 1995, improving gross profit margins approximately 14%. Decreases in cost of revenues for 1996 resulted from increased sales of high margin microspheres to large volume customers.

     Research and development expense decreased to $241,285 from $259,608 for the year ended December 31, 1996 from 1995. 1996 reflected costs of $94,702 associated with the Phase One Research Grant from the NIH which was reimbursed by the NIH. A proposal is being prepared for submittal to the NIH for Phase Two Funding, which if received would provide $750,000 over a three year period.

     SG&A expense decreased to $1,287,587 from $2,061,403 for 1996 from 1995, amounting to an overall reduction of $773,816, or 38%, resulting from restructuring and down sizing of operations which includes significant reductions in accounting fees, salaries, wages, selling and marketing expenses, and shareholder expenses all of which were phased in beginning in June 1995.

     Interest expense for operations for 1996 was $20,048 compared to $368,526 for 1995, an decrease of $348,478. Interest expense for 1995 includes non-cash expenditures for amortization of deferred financing costs of $276,466 incurred in connection with financial advisory services and a private placement of convertible notes in November 1994 as well as accrued interest on such notes, which were converted in 1995 and thereby reducing 1996 interest expense. Interest expense for MRI lease operations decreased to $114,476 in 1996 from $142,005 in 1995, as a result of the 1995 abandonment of one of the MRI systems to the lien holder.

     Interest income decreased to $17,273 for 1996 compared to $70,624 for 1995 due to 1995 interest earned on the then outstanding note receivable from a shareholder and interest on delinquent royalties receivable.

     During 1996 the Company has provided $734,744 for the operating losses from the pending acquisitions of Pastels and Nutra Quest. To date, both companies have not achieved the performance criteria that have been specified in the acquisition proposals. If the Company and selling parties are unable to reach agreement to complete the transactions, the relationships will be terminated and in the case of Nutra Quest the Company will receive a note for the amounts advanced, less salaries. The Company also provided a $63,450 loss for the remaining equity and lease payments receivable associated with the remaining MRI system. The Company is currently in discussions with the lessor and lien holder of the MRI whereby the Company will provide title to the lessee with the lease assumption, to be agreed to by the lien holder, of the outstanding debt. During 1995 provisions were made for settlements of an employee termination, an arbitration award in connection with royalty matters and certain litigation aggregating $554,757. In addition, as of December 31, 1995, the Company elected to write-off the remaining net book value of the second MRI unit in the amount of $964,286.

     There are no assurances that increases in sales of microspheres, the Investigator Partner Services program, sales or royalties from the re-licensing of a fat sequesterant product or the introduction of new products will be achieved during 1997, or that the Company will ultimately generate revenues from the contrast microspheres in the future. Moreover, the Company estimates that to initiate and complete the clinical development program for the first diagnostic indication for its contrast microspheres will require an significant expenditure which the Company does not believe will be available from operating revenues. The Company expects that it will need to finance some portions of clinical development through the sale of additional securities, payments from potential strategic partners such as E-Z-EM, licensees, research grants such as the National Institute of Health grant, or a combination of these.

     No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through December 31, 1996, the Company incurred net operating losses for tax purposes of approximately $14,800,000 and approximately $18,624,000 for accounting purposes. Differences between accounting and tax losses consist primarily of differences in the accounting and tax treatment of depreciation, allowance for doubtful accounts and research and development expenses. The net operating loss carry forward may be used to reduce taxable income through the year 2011. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.

     Liquidity and Capital Resources

     On December 31, 1996, the Company had assets of $1,902,888 compared to $2,439,606 on December 31, 1995. The Company had a total shareholders' deficit of $(962,782) on December 31, 1996 compared to $(282,419) on December 31, 1995, a decrease of $680,363 compared to a $1,323,046 decrease that resulted for the year ended December 31, 1995. The decrease for the year ended December 31, 1996 was the result of a net loss of $2,066,727 offset by the issuance of stock for note conversions and sale of stock totaling $1,386,365.

     As of December 31, 1996, the Company's working capital position decreased by $33,276 from a negative $1,242,016 at December 31, 1995 to a negative $1,208,740 primarily as a result of increases in the current portion long term debt resulting from the delinquent payments on the MRI system and the increase in other accrued liabilities associated with the loss provision made on the pending MRI system release of title and the settlement amounts due to Dr. Shell. These increases were offset by decreases, as a result of payments of Professional Services Payable and Royalties Payable. At December 31, 1996, the Company's cash position had decreased to $192,421 from $374,128 as of December 31, 1995. During 1996, cash was provided by issuance of convertible notes of $300,000, the issuance of callable convertible notes of $268,000, and private placements of the Company's common stock and notes which converted to common stock of $1,396,365, offset by payments on notes payable of $168,831.

Managements 1996 Plan of Operations

     The Company has continuously lost money since its formation. As of December 31, 1996, the Company had an accumulated deficit of $17,464,873 and negative working capital of $1,208,740. To survive, the Company has depended on capital from private investors, issuance of private party debt, and bank financing to fund operations. Historically, the Company has been able to generate funds from private placements to provide capital to help sustain operations and for growth. The cumulative effect of the continuing losses became evident in April 1995 when investors withdrew a private placement commitment. In the future, raising investment capital to fund losses will become impossible unless the Company can reduce expenses and increase revenues.

     Beginning in May 1995, the Company's newly installed management began developing A plan intended to move the Company away from its dependence on investment capital and toward profitability. Management began by making significant cuts in the Company's operational expense, the effect of which began in June 1995, and resulted in an overall decrease of 1995 operating expenses of approximately $1,001,023, or 23% as compared to 1994 with an additional decrease in operating expenses of $1,251,162, or 39%, comparing 1996 to 1995. Management developed the operational plan described below:

     Objectives of the Plan


     1. make significant and lasting reductions in general and administrative costs while centralizing administrative operations,temporarily reduce spending on all research and development programs not directed at producing immediate revenues; and,

     2. reorganize all Company subsidiaries to operate as profit centers by cost cutting, elimination of non-essential operations, and by the elimination of duplicate general and administrative costs; and,

     3.   secure existing revenue base by eliminating licensee's default; and,

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

     Results of the Plan (as of April 10, 1997)

     The plan described above was phased in beginning in June of 1995. The Company accomplished the majority of the goals set out in the plan including (1) the Company made significant and lasting reductions in G&A, temporarily halted all research and development, which it later resumed in order to manufacture contrast microspheres for pre clinical testing required as a result of a strategic agreement signed with E-Z EM and the NIH research grant; and, (2) reorganizing the E-Z Trac subdivision to operate as a profit center; and (3) secured sequesterant licensing revenues (temporarily, KCD defaulted again and was terminated); and, (4) increased E-Z Trac revenues; and, (5) began studying the feasibility of adapting the colored microsphere products for commercial pathology applications; and, (6) began development on a series of new products in October 1995, which the Company announced completion of first stage development of those products in March 1996; and, (7) signed an strategic agreement with E-Z EM to develop contrast microspheres for commercial applications; and, (8) applied for and received a research grant from the National Institute of Health and, (9) developed investment banking relationships; and (IO) have entered into acquisition agreements for two consumer product companies. Additionally, the Company raised approximately $3,163,000 from private placements from August 1995 to December 1996.

     Research and Development Component of Management's 1997 Plan of Operations

     The Company spent $ 241,285 in 1996 as compared to $259,608 in 1995 on research and development. The Company considers its research and development programs as the foundation upon which everything else is to be built and has been assigned it the highest priority, second only to generating immediate revenues. The Company intends to balance future research budgets and activities between long term diagnostic imaging programs based on the Company's colored and contrast microspheres, and less complex commercial programs which can develop more immediate revenues such as the dietary and food supplement products currently in development. During 1996, the colored and contrast microsphere programs will be funded from grants such as the NIH grant (see below), and from strategic partners such as E-Z EM (see below), and to some extend from operating fiends. The dietary and food supplement programs, which are significantly less costly than the microsphere programs, will be funded from operational funds when possible. The new product development group, which was established in October 1995, and which will grow as needed, will act as project coordinator with the responsibility of managing the Company's research and development programs, including supervising clinical studies for both food supplement and diagnostic programs, management of regulatory affairs including FDA and FTC related matters, managing and coordinating the Company's new research grant program (See Grant Programs below) in which the Company intends to apply for simultaneous grants in four potential human diagnostic imaging applications including detection of lung blood clots using CAT scanning, ultrasound contrast microspheres for detection of myocardial perfusion, oral contrast microsphere for gastrointestinal tract visualization, and an NM contrast microsphere to replace x-ray contrast media in detecting liver, heart or brain dysfunction, all of which are applications targeted toward radiologists and other physicians doing body imaging, which is the non invasive imaging of human organs from outside the body. The research group is also project coordinator for off site programs such as the current contrast microsphere pre clinical program being conducted Dartmouth Hitchcock Medical Center, and the University of Massachusetts Medical Center with E-Z EM, the Company's contrast microsphere strategic partner.

     Grant Program

     The US government sponsors a number of programs intended to give promising technologies and companies a competitive chance to get their products or applications through the government regulatory process. Such programs are extremely valuable to small companies. The Company's 1997 research and development program includes applying for grants in four potential human diagnostic imaging applications which include, detection of lung blood clots using CAT scanning, ultrasound contrast microspheres for detection of myocardial perfusion, oral contrast microsphere for gastrointestinal tract visualization, and an MRI contrast microsphere to replace x-ray contrast media in detecting liver, heart or brain dysfunction, all of which are applications targeted toward radiologists and other physicians doing body imaging, which is the non invasive imaging of human organs from outside the body. The Company also intends to apply for grants actual FDA clinical studies of pulmonary emboli application of contrast microspheres. The Company's product development unit will coordinate submission of applications, assignment of principle investigators, and manage the individual programs from through the clinical study.

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

ITEM 7. FINANCIAL STATEMENTS

     The following financial statements and schedules beginning after page XX are filed as a part of the Form 10-KSB:

     Report of Independent Public Accounts on the financial statments of Interactive Medical Technologies Limited, and Subsidiaries.

     Consolidated Balance Sheets for December 31, 1995 and 1996.

     Consolidated Statement of Operations for the Years Ended December 31, 1995 and 1996.

     Consolidated Statements of Shareholders' Deficit for the Years Ended 1995 and 1996.

     Notes to Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT, PROMOTERS AND CONTROL
          PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors
----------------------

 The officers and directors of the Company are:


          Name                      Age            Position            Since
          ----                      ---            --------            -----

     Steven R. Westlund              50      Chairman of the Board &    1995
       Chief Executive Officer

     Peter T. Benz                   36      President & Director       1995

     William R. Neil                 46      Vice President & Chief
                                             Financial Officer          1996


     All directors hold office until the next annual meeting of stockholders, and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

STEVEN WESTLUND has been the Chief Executive Officer and a director of the Company since May 1995. Mr. Westlund was Chairman of the Board and Chief Executive Officer of Vitafort International Corporation from May 1993 through May 1995. Vitafort was a financially troubled public company engaged in research and development of functional foods ( foods having bio/medical value ) vitamin enriched beverages, and proprietary feeds for farm bred salmon. Mr. Westlund restructured and converted Vitafort into an operational company engaged in the manufacture, sales and marketing of fat free foods. He was Chief Executive Officer of Lorenz/Germaine Incorporated from January 1991 through May 1993, and Chairman of the Board and Chief Executive Officer of Auto Giant from January 1991 through June 1992. Mr. Westlund specializes in corporate restructuring and market development. Mr. Westlund was elected Chairman of the Board by the Company's Board of Directors in December 1995.

PETER BENZ joined the Company as Chief Financial Officer and a director in May 1995 and was elected President of the Company in December 1995. Mr. Benz was a Senior Vice President and a Partner at Gilford Securities, Inc., a New York based banking firm from 1989 through 1992. He was Chief Operating Officer and a Director of Vitafort International Corporation, a public company in the fat free food business from 1992 through 1994. From 1994 to date, Mr. Benz has been a private investor and an investment banker. Mr. Benz is also the Chairman of North American Health and Fitness, a Canadian corporation trading over the counter. He graduated from the University of Notre Dame with a BS in Business Administration in 1982.

WILLIAM R. NEIL has been the Vice President, Chief Financial Officer since September, 1996. For approximately ten years prior thereto, Mr. Neil was employed by Perceptronics, Inc., a public company initially as its corporate controller and thereafter as Senior Vice President, Chief Financial Officer and a Director. While at Perceptronics, Mr. Neil was responsible for compliance with SEC financial and reporting requirement as well as all aspects of the company's budget, planning and accounting functions. He was also involved in the placement and maintaince of credit facilities and bank working capital lines. From 1984 -1986, Mr. Neil was the Vice President, Chief Financial Officer of Clifford Electronics, Inc. Following his graduation from California State University, Northridge in 1973 with a Bachelor of Science degree in Business Administration and Accounting, he became a Certified Public Accountant in the state of California and was employed as a senior account by Arthur Andersen & Co. until 1978. From 1978-1984 he held various auditing and accounting related positions at Aerojet General Corporation, General Valve, a division of Aerojet and Max Factor and Company.


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

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the compensation Steven Westlund, Chairman of the Board and Chief Executive Officer, Dr. William E. Shell, the former Chairman of the Board and Chief Scientific Officer, William Pelzer, the former President and Chief Executive Officer, and Michael Grechko, the former Chief Operating Officer and Secretary, of the Company (collectively, the "Named Executive Officers). No other executive of the Company received more than $1,000,000 total annual compensation during that period.

                                                                Annual Compensation                Long Term Compensation
                                                      -------------------------------------     ------------------------------
Name and Current Principle                                                     Other Annual     Stock           Underlying
       Position                        Year            Salary         Bonus    Compensation     Awards        Options/Saris (#)
       --------                        ----            -------        -----    ------------     ------        -----------------
Steven Westlund                        1996            $131,076         -             -                -          3,000,000
 Chairman of the Board                 1995            $ 42,000         -             -                -                  -
 & CEO                                 1994                   -         -             -                -                  -

Michael Grechko                        1996            $ 54,000         -              -               -                  -
 Former COO and Sec                    1995            $ 72,000         -              -               -                  -
                                       1994            $104,000         -              -        $208,630                  -

Dr. William Shell                      1996                   -         -              -               -                  -
 Former Chief Science Officer          1995            $ 72,000 (1)     -              -               -                  -
 & CEO                                 1994            $150,000         -         $6,000 (2)           -                  -

William Pelzer                         1996                   -         -              -               -                  -
 Former Pres. & CEO                    1995                   -         -              -               -                  -
                                       1994            $240,000 (3)     -         $9,000 (3)           -                  -

     There were no bonuses paid, long term incentive plan pay-outs or other compensation provided during the periods reported.

     (1). Shell was compensated by the Company pursuant to a consulting agreement and not as an employee of the Company.

     (2). Included in Dr. Shell's compensation is a $500.00 monthly automobile allowance.

     (3). 15% of this amount has been accrued but not paid as of December 31, 1994. Mr. Pelzer's compensation includes a $750.00 monthly auto allowance.

Stock Option Exercises and Option Values

     None of the Named Executive Officers exercised any stock options during 1996. The following table contains information concerning stock options unexercised at the end of fiscal year 1996 with respect to the Named Executive Officers. No options have been exercised through March 31, 1997.

     Year End Option Values

                                                                                       Number of Unexercised
                                                       Number of Unexercised         In the Money Option Shares
                                                     Option Shares at Year End              at Year End
                                                     -------------------------       --------------------------
          Name                 Date                 Exercisable    Unexercised       Exercisable    Unexercised
          ----                 ----                 -----------    ------------      -----------    -----------
     Steven Westlund          Jan-96                 3,000,000       3,000,000            $0            $0

     Peter Benz               Jan-96                 2,000,000       2,000,000            $0            $0

     John Osborne             Jan-96                 1,250,000       1,250,000            $0            $0

     Michael Grechko          Jan-96                 1,000,000       1,000,000            $0            $0

     William Shell            Aug-95                   750,000         750,000            $0            $0

     William Pelzer              94                    400,000         200,000            $0            $0


     1. Represents the amount by which the aggregate market price of the shares of the Company's Common Stock subject to such options exceeded the exercise prices of such options on December 31, 1996.

     2. Represents options that were actually awarded January 6, 1996, which become exercisable on June 20, 1996, and expire on June 20, 1999.


Employment Agreements and Directors' Compensation

Steven Westlund

     In May 1995 (revised in January 1996), the Board of Directors approved a compensation agreement with Steven R. Westlund, Chief Executive
Officer and Director. Pursuant to the agreement, Mr. Westlund's salary is $6,000 per month from July 1995 until such time as the Company's revenues exceed expenditures by an amount sufficient to increase his salary, or at the choosing of the Board of Directors, his salary will then be increased in increments based on the Company's ability to pay, up to a maximum amount of $15,000 per month. Mr. Westlund's current compensation is $11,833 per month. Although coverage is available Mr. Westlund has elected not to partcipate under the Company's medical coverage. The Company will obtain directors and officers insurance. Mr. Westlund employment agreement is three years. In partial consideration for his services, Mr. Westlund was to receive warrants to acquire up to 1.5 million shares of Common Stock, exercisable for a period of 5-years from date of issuance with vesting to occur over the term of the agreement at exercise prices ranging from thirty to fifty cents per share. In January 1996, the agreement was modified as to the number warrants he was to receive which were increased from 1.5 million to 3 million with an exercise price of $0.15 for a period of three years beginning June 1996 and ending June 1999.

Peter T. Benz

     In June 1995 (revised in January 1996), the Board of Directors approved a compensation agreement with Peter Benz, President and Director.
Pursuant to the agreement, Mr. Benz salary is $4,000 per month from July 1995 until such time as the Company's revenues exceed expenditures by an amount sufficient to increase his salary, or at the choosing of the Board of Directors, his salary will then be increased in increments based on the Company's ability to pay, up to a maximum amount of $10,000 per month. Mr. Benz's current compensation is $7,333 per month. Mr. Benz and his family have been provided coverage under the Company's medical insurance and the Company will obtain directors and officers insurance. Mr. Benz employment agreement is three years. In partial consideration for his services, Mr. Benz was to receive warrants to acquire up to 750,000 shares of Common Stock, exercisable for a period of 3 years from date of issuance with vesting to occur over the term of the agreement at exercise prices ranging from thirty to fifty cents per share. In January 1996, the agreement was modified as to the number warrants he was to receive which were increased from 750,000 to 2 million with an exercise price of $0.15 for a period of three years beginning June 1996 and ending June 1999.


Directors Compensation

     Directors received no compensation for their services as such for the fiscal year ended December 31, 1996. The Company reimburses directors for out-of-pocket expenses they incur on behalf of the Company.

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

Summary Table of Beneficial Ownership of Company's Common Stock

     The table below sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 28, 1997 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.


     Name and Address of              Number of Shares
       Beneficial Owner              Beneficially Owned     Percentage
       ----------------              ------------------     ----------
     Steven Westlund                      3,000,000 (2)        6.13%
      1717 Stewart Street
      Santa Monica, CA 90404

     Peter Benz                           2,000,000 (2)        4.17%
      1717 Stewart Street
      Santa Monica, CA 90404

     John Osborne (6)                     1,250,000 (2)        2.65%
      1717 Stewart Street
      Santa Monica, CA 90404

     Michael Grechko (6)                  1,671,933 (3)        3.56%
      1717 Stewart Street
      Santa Monica, CA 90404

     William Shell (6)                    1,229,000 (4)        2.63%
      1717 Stewart Street
      Santa Monica, CA 90404

     Directors and Officers as
     a Group (Six Persons)                9,700,933 (5)       17.99%

     (1) Included for purposes of this calculation are shares of Common Stock outstanding as of February 28, 1997, plus in the case of a particular person or group the shares of Common Stock subject to currently exercisable options and warrants (which are deemed to include options and warrants exercisable within 60 days after February 28, 1997) held by that person or group.

     (2) Amounts are options that are currently exercisable

     (3) Includes 1,000,000 options that are currently exercisable

     (4) Includes 750,000 options that are currently exercisable and 11,000 shares in an Individual Retirement Account.

     (5) Includes 8,400,000 options that are currently exercisable

     (6) No longer a director and/or officer


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officers and Directors

     In March 1995, Richard N. Shell guaranteed $20,000 of debt to an unrelated third party on behalf of the Company. In April, 1995, the Company entered into an agreement and issued a promissory note in the principal amount of $25,000 with Richard N. Shell in consideration of Richard Shell's loan to the Company of $25,000. The note was due on December 31, 1995 together with interest at the rate of 8% per annum. At any time during the term of this note, the holder may elect to take payment of the principal and accrued interest thereon in the form of restricted shares of the Company common stock at a price equal to that provided in the Company's next private placement after the date of the note. As of December 31, 1996, this note was still outstanding.

     In August 1995, a consulting company, wholly owned by Mr. Benz, was paid a fee of $25,000 for consulting services rendered to the Company. (See Executive Compensation)

     Shareholder Loans

     In February 1995, the Company entered into an agreement and issued a promissory note in the principal amount of $50,000 with Sam Shell, father of Dr. Shell and Richard N. Shell, in consideration of Sam Shell's loan to the Company of $50,000. The note was due on December 31, 1995 together with interest at the rate of 8% per annum. At any time during the term of this note, the holder may elect to take payment of the principal and accrued interest thereon in the form of restricted shares of Company common stock at a price equal to that provided in the Company's next private placement after the date of the note. Sam Shell exercised his option to convert $25,000 of the principal amount of this note on July 3, 1995 and received 138,889 shares of the Company's common stock, and warrants to acquire an additional 100,000 shares of the Company's common stock. As of December 31, 1996, $25,000 was still outstanding.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8K

 (a) Exhibits

     3.   Articles of Incorporation and bylaws of the Company, as amended. (1)

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

    10.2 Agreements between F.A.T. Co. Research, Inc. and Dr. Shell and Jackie See for Development and Exploitation of Patented Invention. (1)

    10.3 Consulting Agreements between See/Shell and Drs. Dr. Shell and Jackie See. (1)

    10.4 Original Equipment Manufacturing Agreement between Olympus Corporation and E-Z Trac, Inc. (3)

    10.5 Distribution Agreement between E-Z Trac Inc., and Triton Technology, Inc. (3)

    10.6 Employment Agreement between the Company and William Peizer, Jr. dated December 24, 1992. (4)

    10.7 Agreement between William Peizer, Jr. and Clark M. Holcomb dated February 1, 1993. (4)

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

    10.13 Agreement concerning MRI System, dated as of February 10, 1994 by and between Siemens Credit Corporation, Venus Management, Inc., the Company, Medical Funding of America, Inc. and Tri-County Mobile MRI, L.P. and related Transfer of Interest Agreement, Corporate Guaranty by the Company, Amendment to Promissory Note of Medical Funding of America, Inc. payable to Siemens Credit Corporation and Agreement concerning Lease Payment between Venus Management, Inc. and Td-County Mobile MRI, L.P. (4)

    10.14 Agreement dated August 27, 1992 by and between Dr. William Shell and Clark M. Holcomb related to shares of the Company's Common Stock owned by Dr. Shell. (4)

    10.15 Agreement dated September 23, 1993 by and between Ladenburg, Thalmann Co., Inc. and the Company. (4)

    10.16 Consulting Agreement for Financial Public Relations dated as of February 25, 1994 by and between the Company and Robert Bienstock and Richard Washor. (4)

    10.17 License Agreement, dated March 23, 1994 by and between EffecUve Health, Inc. and KCD Incorporated. (4)

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

    10.19 Consulting Agreement and Stock Plan dated as of August 25, 1994 by and between the Company and Hy Ochberg. (4)

    10.20 Memorandum of Understanding dated as of August 16, 1994 by and between the Company and Raifinanz (USA), Inc. (4)

    10.21 Resonex Equipment Lease as of June 30, 1993 between Venus Management Company and Medical Funding of America. (4)

    10.22 Becton Dickenson Supply Agreement dated November 2, 1994.

    10.23 Form 12b-25 dated March 30, 1995.

    10.24 2/nd/ & Final Revised Proposal to Acquire Pastels International, Incorporated

    10.25 Revised Proposed Acquisition of Nutra Quest, Incorporated

    22.1  Subsidiaries of the Company & See/Shell Biotechnology, Inc. (1)

    22.1 Subsidiaries of the Company & E-Z Trac, Inc.-Articles of Incorporation, Amendments and By-Laws. (1)

    22.3 Subsidiaries of the Company & Effective Health, Inc.-Articles of Incorporation, Amendments and By-Laws. (1)

    22.4 Subsidiaries of the Company & Venus Management, Inc. Certificate of Incorporation, Amendments and By-Laws. (Included in Exhibit 10.9.)

    25.   Subsidiaries of the Company. (4)

    27.   Financial Data Schedule (included only in EDGAR filing).

          (1) Previously filed as an exhibit to the Company's registration statement on Form S-1 8, file number 33-17548-NY, as amended on August 7, 1990, and incorporated herein by reference.

          (2) Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on February 12, 1991, and incorporated herein by reference.

          (3) Previously filed as an exhibit to the Company's registration statement on Form S-1 8, file number 33-17548-NY, as amended on June 24, 1991, and incorporated herein by reference.

     (4) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, file number 33-51684-NY, as amended on September 19, 1994, and incorporated herein by reference.

     (5) Previously filed as an exhibit to the Company's Form 10-QSB filed for the quarterly period ended September 30, 1996.

(b)  Reports on Form 8-K:

         None

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                      Date
     ---------                       -----                      ----

/s/Steven R. Westlund         Chief Executive Officer       April 11, 1997
---------------------          and Director
Steven R. Westlund



/s/Peter T. Benz              President                     April 11,1997
---------------------          and Director
Peter T. Benz



/s/William R. Neil            Vice President and            April 11, 1997
---------------------          Chief Financial Officer
William R. Neil


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

April 10, 1997

Board of Directors and Shareholders
Interactive Medical Technologies Ltd.
and Subsidiaries
Santa Monica, California

We have audited the consolidated balance sheet of Interactive Medical Technologies Ltd. (a Delaware Corporation) and subsidiaries as of December 31, 1996, and 1995, and the related statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Interactive Medical Technologies Ltd. and subsidiaries, as of December 31, 1996 and 1995, and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principals.

The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiaries will continue as a going concern. The following matters raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 1 to the financial statements the Company operates under extreme liquidity constraints and, because of recurring losses, increasing difficulty in raising necessary additional capital. As of December 31, 1996, the Company has an accumulated deficit of $17,464,873 and negative working capital of $1,208,740. The Company faces continuing significant business risks, including but not limited to its ability to maintain vendor and supplier relationships by making timely payments and overcoming future and ongoing product development and distribution issues.

Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                         /s/ Beckman & Associates

            INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------

                                              For the Year Ended December 31,
                                                  1995            1996
                                                  ----            ----
CURRENT ASSETS
  Cash                                          $  374,128        192,422
  Account receivables, net of allowance for
    doubtful accounts of $20,516 in 1995 and
    $0 in 1996                                      65,377         15,897
  Lease receivables                                 79,241        226,448
  Prepaid Expenses                                   1,725             --
                                                ----------      ---------
    Total Current Assets                           520,471        434,767

PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, at cost, net of accumulated
  depreciation of $1,303,661 in 1995 and
  $1,747,219 in 1996
    Office Equipment                               110,974         50,259
    Leasehold improvements                         145,860        101,038
    Magnetic resonance imaging system            1,298,247        946,293
                                                ----------      ---------
      Total property, equipment and
        leasehold improvements, net              1,555,081      1,097,590

OTHER ASSETS
Patents, net of accumulated amortization
  of $107,466 in 1995 and $131,554 in 1996         289,486        265,399

Investment in pending acquisitions (Note 5)              -         70,000

Deposits and other assets                           74,568         35,132
                                                ----------     ----------
      TOTAL ASSETS                              $2,439,606     $1,902,888
                                                ==========     ==========

                  The accompanying notes are an integral part of these consolidated financial statements

            INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

                                                                               For the Year Ended December 31,
                                                                                 1995                  1996
                                                                             ------------          --------------
CURRENT LIABILITIES
  Loans payable                                                              $     88,500          $     78,330
  Convertible notes payable                                                        75,000               106,001
  Current portion of note payable - MIR equipment                                 318,171               454,716
  Accrued compensation and payroll taxes                                          206,106               145,065
  Professional services payable                                                   413,135               227,604
  Trade payables and other accrued expenses                                        75,500               215,292
  Royalties payable                                                               535,518               238,186
  Income taxes payable                                                              3,946                 7,946
  Interest payable - note payable - MRI equipment                                  21,609                63,799
  Interest payable - convertible note                                              16,542                27,116
  Deferred rent                                                                     8,460                 8,460
  Other accrued liabilities                                                             -                70,992
                                                                             ------------          ------------
    Total Current Liabilities                                                   1,762,487             1,643,507

LONG TERM NOTES PAYABLE, net of current portion (Note 3)
  Note Payable - MRI equipment                                                    959,538               654,163
  Convertible Notes                                                                     -               300,000
  Callable convertible notes                                                            -               268,000
                                                                             ------------          ------------
    Total Liabilities                                                           2,722,025             2,865,670

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' DEFICIT
  Common stock authorized 50,000,000 shares of $.001 par value;
    issued and outstanding 32,282,082 in 1995 and 45,654,872 in
    1996                                                                           32,282                45,655
  Additional paid-in capital                                                   15,083,445            16,456,437
  Accumulated deficit                                                         (15,398,146)          (17,464,873)
                                                                             ------------          ------------
    Total Shareholders' Deficit                                                  (282,419)             (962,781)
                                                                             ------------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                  $  2,439,606          $  1,902,888
                                                                             ============          ============


                  The accompanying notes are an integral part of these consolidated financial statements

            INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     For the Year Ended
                                                                                         December 31,
                                                                                 1995                  1996
                                                                             ------------          --------------
REVENUES
  Products and services                                                      $    865,480          $    413,840
  Lesse rentals                                                                   319,072               388,322
                                                                             ------------          ------------
                                                                                1,184,552               802,162

COST AND EXPENSES
  Cost of revenues
    Product and services                                                          398,238               132,068
    Lease operations                                                              481,357               288,504
                                                                             ------------          ------------
                                                                                  879,595               420,572

  Research and development                                                        259,608               241,285
  Selling, general and administrative expenses                                  2,061,403             1,287,587
                                                                             ------------          ------------
                                                                                3,200,606             1,949,444
                                                                             ------------          ------------
    Loss from operations                                                       (2,016,054)           (1,147,282)

INTEREST EXPENSE AND OTHER
  Interest expense - other                                                        368,526                20,048
  Interest expense - lease obligations                                            142,005               114,476
  Interest income                                                                 (70,624)              (17,273)
  Settlements and arbitration award                                               554,757                     -
  Loss provision on MRI equipment                                                 964,286                63,450
  Net losses on pending acquisitions                                                    -               734,744
                                                                             ------------          ------------
    Total interest expense and other, net                                       1,958,950               915,445
                                                                             ------------          ------------
      Loss before provision for state income taxes                             (3,975,004)           (2,062,727)

PROVISION FOR STATE INCOME TAXES                                                    3,575                 4,000
                                                                             ------------          ------------
NET LOSS                                                                     $ (3,978,579)         $ (2,066,727)
                                                                             ============          ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                           20,495,000            39,608,832
                                                                             ============          ============

NET LOSS PER SHARE                                                           $      (0.19)         $      (0.05)
                                                                             ============          ============

                  The accompanying notes are an integral part of these consolidated financial statements

            INTERACTIVE MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996


                                                           Common Stock                            Note Receivable
                                                      ----------------------                        and Prepaid
                                                        Shares                    Paid-in          Consulting and      Accumulated
                                                      Outstanding    Amount       Capital          Financing Cost         Deficit
                                                      -----------    -------    -----------        ---------------     ------------
BALANCE, December 31, 1994                            17,173,121     $17,173    $12,828,395           $(385,374)       $(11,419,587)

 Warrants exercised                                      566,279         566         73,945
 Warrants issued for services                                                        68,500
 Common stock issued for conversion of notes           6,328,000       6,328        768,672
 Common stock issued in private placements             7,746,907       7,747      1,083,497
 Common stock issued for debt converted to equity        467,775         468         88,991
 Additional capital contribution from shareholder                                   171,446
 Prepaid consulting and financing cost                                                                  385,374
 Net loss                                                                                                                (3,978,579)

                                                      ----------     -------    -----------           ---------        ------------
BALANCE, December 31, 1995                            32,282,082      32,282     15,083,446                   0         (15,398,146)

 Warrants exercised                                       50,000          50          4,950
 Common stock issued in Arbitration settlement           300,000         300         44,700
 Common stock issued for conversion of notes           2,251,095       2,251        201,699
 Common stock issued in private placements             9,900,062       9,900      1,083,100
 Common stock issued for service                         150,000         150         17,850
 Common stock issued for debt converted to equity        600,000         600         74,600
 Common stock issued for debt restructure                100,800         101         11,995
 Common stock issued for interest on convertible note     20,833          21          2,479
 Adjustment in prepaid financing costs                                              (68,382)
 Net loss                                                                                                                (2,066,727)
                                                      ----------     -------    -----------           ---------        ------------
BALANCE, December 31, 1996                            45,654,872     $45,655    $16,456,437           $       0        $(17,464,873)
                                                      ==========     =======    ===========           =========        ============

                  The accompanying notes are an integral part of these consolidated financial statements

            INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          For the Years Ended
                                                              December 31,
                                                           1995         1996
                                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              ($3,978,579)      ($2,066,727)
Adjustments to reconcile net loss to net
 cash (used in) operating activities:
   Research and development efforts
    contributed as capital                                 30,000                 -
   Issuance of warrents                                    68,500                 -
   Depreciation and amortization                        1,244,954           467,646
   Loss provisions on MRI systems                         964,286            63,450
   Stock issued in settlement                                   -            55,000
   Stock issued for services                                    -            18,000
   Stock issued for services payable                            -            75,200
   Stock issued for note restructure                            -            12,096
   Stock issued for interest on note                            -             2,500
Decrease (increase) in:
   Accounts receivable                                     45,210            49,480
   Interest receivable                                      3,795                 -
   Notes receivable                                        60,186                 -
   Lease receivable                                        35,173          (147,207)
   Inventory                                               11,200                 -
   Other                                                  (14,668)           41,161
Increase (decrease) in:
   Due related parties and former shareholders              3,865                 -
   Professional fees and other payables                   829,326          (265,671)
   Deferred rent                                           (3,840)                -
   Interest payable                                        (9,404)           52,764
                                                       ----------       -----------
Net cash used in operating activities                    (709,996)       (1,642,308)
                                                       ----------       -----------

            The accompanying notes are an integral part of these
                       consolidated financial statements

            INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                                 For the Years Ended
                                                                    December 31,
                                                                1995            1996
                                                                ----            ----
CASH FLOWS USED IN INVESTING
ACTIVITIES
 Investment in pending acquisitions                                    -         (70,000)
 Expenditures for property, equipment and
  leasehold improvements                                          (22,928)        (49,517)
 Expenditures for patents                                         (30,071)              -
                                                               ----------      ----------
   Net cash used in investing activities                          (52,999)       (119,517)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on notes payable                                        (50,000)        (10,170)
 Payments on long term note                                      (195,293)       (168,830)
 Proceeds from exercise of warrants                                74,511           5,000
 Proceeds from loans payable                                       50,000               -
 Proceeds from issuance of convertible notes                            -         771,950
 Net proceeds from the sales of common stock                    1,091,244         982,168
 Additional capital contributions from shareholders               141,446               -
                                                               ----------      ----------
   Net cash provided by financing activities                    1,111,908       1,580,118

NET INCREASE (DECREASE) IN CASH                                   348,913        (181,707)

CASH, beginning of period                                          25,215         374,128
                                                               ----------      ----------
CASH, end of period                                            $  374,128      $  192,421
                                                               ==========      ==========

             The accompanying notes are an integral part of these
                       consolidated financial statements

            INTERACTIVE MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1995 AND 1996

   NOTE 1. SIGNIFICANT RISK RESULTING FROM CONTINUING LOSSES

             The Company has incurred net losses of $3,978,579 and $2,066,727 for the years ended December 31, 1995 and 1996, respectively. The continuing losses are the result of unprofitable operations, unbalanced G&A expense ( excessive in light of the Company's unprofitable history), inability to successfully commercialize and market products and in the past excessive litigation and defense costs resulting from the Company's previous business relationships and activities including repeated regulatory agency investigations relating to possible securities violations and false or misleading marketing claims for its dietary products. The accumulative effect of the continuing losses have adversely affected the liquidity of the Company. Future losses will likely negatively impact the Company's ability to raise future working capital.

             As of December 31, 1996, the Company had an accumulated deficit of $17,464,873 and negative working capital of $1,208,740. In addition, the Company remains subject to various business risks including but not limited to its ability to maintain vendor and supplier relationships by paying bills when due, and overcoming future and ongoing product development, distribution and marketing issues.

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

   MANAGEMENT'S PLAN OF OPERATIONS

             The Company has continuously lost money since its formation. As of December 31, 1996, the Company had an accumulated deficit of $17,464,873 and negative working capital of $1,208,740. To survive, the Company has depended on capital from private investors, issuance of private party debt, and bank financing to fund operations. Historically, the Company has been able to generate funds from private placements to provide capital to help sustain operations and for growth. The cumulative effect of the continuing losses became evident in April 1995 when investors withdrew a private placement commitment. In the future, raising investment capital to fund losses will become impossible unless the Company can REduce expenses and increase revenues.

             Beginning in May 1995, the Company's newly installed management began developing a plan intended to move the Company away from its dependence on investment capital and toward profitability. Management began by making significant cuts in the Company's operational expense, the effect of which began in June 1995, and resulted in an overall decrease of 1995 operating expenses of approximately $1,208,740 or 34% as compared to 1994 with an additional decrease in operating expenses of $1,251,162, or 39%, comparing 1996 to 1995. Management developed the operational plan described below:

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

   Results of the Plan (as of April 10, 1997)

             The plan described above was phased in beginning in June of 1995. The Company accomplished the majority of the goals set out in the plan including (1) the Company made significant and lasting reductions in G&A, temporarily halted all research and development, which it later resumed in order to manufacture contrast microspheres for pre clinical testing required as a result of a strategic agreement signed with E-Z EM and the NIH research grant; and, (2) reorganizing the E-Z Trac subdivision to operate as a profit center; and (3) secured sequesterant licensing revenues (temporarily, KCD defaulted again and was terminated); and, (4) increased E-Z Trac revenues; and, (5) began studying the feasibility of adapting the colored microsphere products for commercial pathology applications; and, (6) began development on a series of new products in October 1995, which the Company announced completion of first stage development of those products in March 1996; and,
   (7) signed a strategic agreement with E-Z EM to develop contrast microspheres for commercial applications; and, (8) applied for and received a research grant from the National Institute of Health and, (9) developed investment banking relationships; and (1O) have entered into acquisition agreements for two consumer product companies which are pending. Additionally, the Company raised approximately $3,163,000 from private placements from August 1995 to December 1996.

  Research and Development Component of Management's 1997 Plan of Operations

            The Company spent $241,285 in 1996 as compared to $259,608 in 1995 on research and development. The Company considers its research and development programs as the foundation upon which everything else is to be built and has been assigned it the highest priority, second only to generating immediate revenues. The Company intends to balance future research budgets and activities between long term diagnostic imaging programs based on the Company's colored and contrast microspheres, and less complex commercial programs which can develop more immediate revenues such as the dietary and food supplement products currently in development. During 1996, the colored and contrast microsphere programs will be funded from grants such as the NIH grant (see below), and from strategic partners such as E-Z-EM (see below), and to some extent from operating funds. The dietary and food supplement programs, which are significantly less costly than the microsphere programs, will be funded from operational funds when possible. The new product development group, which was established in October 1995, and which will grow as needed, will act as project coordinator with the responsibility of managing the Company's research and development programs, including supervising clinical studies for both food supplement and diagnostic programs, management of regulatory affairs including FDA and FTC related matters, managing and coordinating the Company's new research grant program (See Grant Programs below) in which the Company intends to apply for simultaneous grants in four potential human diagnostic imaging applications including detection of lung blood clots using CAT scanning, ultrasound contrast microspheres for detection of myocardial perfusion, oral contrast microsphere for gastrointestinal tract visualization, and an NM contrast microsphere to replace x-ray contrast media in detecting liver, heart or brain dysfunction, all of which are applications targeted toward radiologists and other physicians doing body imaging, which is the non invasive imaging of human organs from outside the body. The research group is also project coordinator for off site programs such as the current contrast microsphere pre clinical program being conducted Dartmouth Hitchcock Medical Center, and the University of Massachusetts Medical Center with E-Z-EM, the Company's contrast microsphere strategic partner.

  Grant Program

            The US government sponsors a number of programs intended to give promising technologies and companies a competitive chance to get their products or applications through the government regulatory process. Such programs are extremely valuable to small companies. The Company's 1997 research and development program includes applying for grants in four potential human diagnostic imaging applications which include, detection of lung blood clots using CAT scanning, ultrasound contrast microspheres for detection of myocardial perfusion, oral contrast microsphere for gastrointestinal tract visualization, and an MRI contrast microsphere to replace x-ray contrast media in detecting liver, heart or brain dysfunction, all of which are applications targeted toward radiologists and other physicians doing body imaging, which is the non invasive imaging of human organs from outside the body. The Company also intends to apply for grants for actual FDA clinical studies of pulmonary emboli application of contrast microspheres. The Company's product development unit will coordinate submission of applications, assignment of principle investigators, and manage the individual programs throughout the clinical study.

             While the Company believes that the effects of the plan have begun to turn the Company away from its dependence on investment capital to sustain operations and toward developing its own business revenues, and the Company believes that its is on schedule to release new products during 1997, there can be no assurance that the Company's plan will be successful, or that the failure of one or more components of the plan will not result in the overall failure of the plan and ultimately the Company.

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

             The consolidated financial statements include the activity of See/Shell and its subsidiary E-Z Trac, Inc. consolidated with Interactive Medical Technologies Ltd. from January 17, 1990 when Interactive and See/Shell merged as well as the Company's subsidiary Effective Health, from its inception in May 1990. The merger is reflected as a re-capitalization of See/Shell and the issuance of stock for cash for See/Shell. Effective June 30, 1993, the Company acquired Venus Management, Inc. which has been included in the consolidated financial statements since that date.

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

   Revenue Recognition - Products and Services

             The Company markets its products and technology through distributors, license agreements and Company personnel. Revenue from products is recognized upon shipment and revenue from services is recognized when the service has been performed. Revenue from products and services is comprised of the following:

                                      1995             1996
                                    --------         --------
   Laboratory services              $249,692         $413,840

   Licensing fees and
   royalties for fat sequesterant    618,788                -
                                    --------         --------
                                    $868,480         $413,840
                                    ========         ========

             For the year ended December 31, 1995, one customer accounted for over 70% of Company revenues from products and services. For the year ended December 31, 1996, two customers individually accounted for more 11% and 26% for a total of 37% of revenues from product and services.

             Foreign revenues were approximately 7% and 11% of revenues from products and services for the years ended December 31, 1995 and 1996, respectively. The foreign revenues for the years ended December 31, 1995 and 1996 were from Japan.

   Revenue Recognition - Lease Operations

             Revenues from lease operations are recognized when earned and were $319,072 for the year ended December 31, 1995 and $388,162 for the year ended December 31, 1996.


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

             Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the adjusted basis of fixed assets and patents for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences. Which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also being recognized to the extent that are expected to provide future benefits for operating losses that are available to offset future federal income taxes.

   Loss Per Share

             Loss per share is based upon weighted average number of common shares outstanding during the periods. Common share equivalents are not considered as they would be anti-dilutive.

   Note 3. Capital Transactions and Long Term Debt

             During December 1996 the Company began the placement of Callable Convertible Notes, with interest at the rate of 10% per annum, payable semi-annually, and convertible into restricted common shares three years from date of issue at $.125 per share. The notes are callable by the Company after six months from date of issue at a premium of 103% of face value on or before December 31, 1997, 102% of face value on or before December 31, 1998 and 101% of face value if called on or before December 31, 1999. Upon closure of the offering the Company is to maintain a $100,000 sinking fund until such time as it realizes positive cash flow from operations of $10,000 per month for three consecutive months. As of December 31, 1996, no sinking fund had yet been established. The investment banking firm managing the offering is entitled to commission of 10% of the offering, 2% for expenses, and warrants at $.125 per share for 80% of the comparable number of shares to be converted from the offering. For the year ended December 31, 1996 the Company had raised $268,000. Subsequent to December 31, 1996 an additional $300,000 notes have been placed.

             The Company in September raised $100,000 in convertible notes due in three years from date of issuance, with interest payable in restricted common shares payable quarterly and are convertible at $.125 per common share. The note holders also received 2,000,000 warrants to purchase common shares at $.125 valid until September 1999.

             The Company in October 1996 raised $200,000 in convertible notes with a rate of 10% per annum and convertible, in whole or part, into Common Shares at a price of $.125 per share, to be issued under the exemption provided by Reg. S. The note holder also received 1,333,333 warrants to purchase common shares at $.125 valid until October 1999.

             The Company converted outstanding professional fees of $142,078 into 600,000 shares of restricted common stock and a note of $50,000 with interest at 8% per annum, principal and interest of $5,185 payable monthly for ten months beginning January 2, 1997 and without a stated principal payment requirement. As of April 10, 1997 the Company is currently two months delinquent in paying this obligation.

             The Company's magnetic resonance imaging (MRI) systems (the
   "Unit") currently is installed in a mobile van at an operating site in Jefferson Valley, New York and has been in use since September 1992 and is leased to Tri-County Mobil MRI, L.P. ("Tri-County"), whose general partner is Diagnostics Resource Funding. This lease provides for monthly payments of $37,926 to Venus Management, Inc. ("VMI") through August 1999 and $68,589 in September 1999 (with such payments being guaranteed by Medical Funding of America, Inc., "MFA"), and VMI is required to make monthly installment payments (which includes interest at 10.5% per annum on the unpaid principal balance) for the Unit to a third party finance company of $32,360 through August 1999 and $68,589 in September 1999. As of December 31, 1996, the balance of this debt aggregated $1,172,678 (including interest currently due of $63,799) of which $518,515 is due within the next twelve months. This lease provides for a purchase option at the expiration of the initial term of such lease equal to the then fair market value of the Unit.

             Tri-County was delinquent in making certain of its lease payments to VMI under the terms of the lease agreement concerning the Unit, and MFA failed to make these payments to VMI under its guarantee of Tri-County's payments to VMI. Accordingly, VMI had not made certain payments due to the third party finance company for the Unit. As a result, the third party finance company has issued a notice of default to the Company. Tri-County is currently in discussions with the third party finance company to restructure the obligation, to assume the debt and to take title to the Unit. It is expected that the third party finance company will accept the restructure and the Company will release its title to the equipment in exchange for the third party finance company releasing the

   Company from its debt obligation. Accordingly, the Company has provided $63,450 to write off the Company's net investment in this equipment, including the lease receivable offset by the remaining debt and interest payable. However, if the parties are unable to resolve this matter, it is likely that the third party finance company will institute an action against the Company, VMI and Tri-County for the balance due plus other costs and relief.

             At December 31, 1995 and 1996 the Company had outstanding warrants to purchase 14,151,889 and 15,181,889 shares of the Company's common stock, respectively, at prices ranging from $.10 and $4.00 per share. The warrants expire at various dates through January 2002.

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

             In February 1996, 300,000 restricted common shares were issued for an arbitration settlement. The restricted shares were valued at $55,000.

   Note 4. Commitments and Contingencies

   Legal Proceedings

   SEC Proceedings
   ---------------

             In July 1993, based on a concern the Company formed an independent committee of its Board of Directors whose purpose was to determine whether certain prior private placements of the Company's securities complied with all of the registration requirements of federal and state securities laws. In certain prior private placements of the Company's shares, a total of approximately 2,506,982 shares of the Company's common stock was issued to a smaller number of individuals. Those issuances were structured in reliance upon the advice of the Company's then securities counsel, and the Company believes that these issuances, standing alone, would have qualified for exemptions from registration under federal and state securities laws. However, certain subsequent resale's of these shares, commencing in June 1992, by the original purchasers or their transferees to a total of approximately 330 investors raised an issue as to whether a technical distribution occurred that might have required either the original issuances or the resales to have been registered. All of the foregoing resales were either directly effected or arranged for by Clark M. Holcomb.

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

             The SEC has disclosed that it is seeking permanent injunctive relief against the Company. Previously, the Company sought to dissuade the SEC from taking formal action against the Company, but believed that is likely that the SEC would seek permanent injunctive relief against the Company. The Company is attempting to enter into a consent decree with the SEC in which in the Company, without admitting or denying any wrongdoing, would be enjoined from violating the registration provisions of the federal securities laws in the future. However, it also is possible that the SEC could seek to impose significant monetary penalties on the Company or to require the Company of offer rescission to the purchasers of some or all of the shares involved in the unregistered transactions. Although the Company believes that it is not likely that these additional forms of relief would be imposed upon the Company, any such additional relief imposed could have a materially adverse effect upon the Company. The Company also is not in a position to predict what, if any, additional remedies the SEC might seek against Dr. Shell. The Company and Dr. Shell are subject to a 1992 permanent injunction enjoing them form violating the federal securities laws.

             While the ultimate outcome of these issues, if claims were asserted and litigated, is complicated and not free from doubt, management with the advice of counsel believes, on the basis of the facts currently know, that it is not probable that the Company would have any material liability.

   Federal Trade Commission Proceedings
   ------------------------------------

             The Seattle Regional Office of the Federal Trade Commission has advised the Company that the staff believes that the Company's fat sequesterant product, which currently is marketed by KCD, a former licensee, under the name "SeQuester," has been improperly represented in advertising claims, and that the sequesterant product, when previously marketed by the Company under the name "Lipitrol", also was improperly represented in advertising claims. The staff has indicated that it is prepared to recommend that a complaint be filed against the licensee, the Company and certain individuals in connection with the foregoing. The Company presently is discussing this matter with the FTC staff with the objective of settling the matter. There is no assurance that a settlement will be reached or as to the impact on the Company of any settlement, although it is presently believed that any settlement may impact the claims utilized in the marketing of the sequesterant product and is likely to involve the payment of a fine or other financial penalty by the Company. The Company and the FTC staff have agreed upon the terms of a proposed settlement in this matter, pursuant to which the Company would consent to a permanent injunction prohibiting it from making misrepresentations relating to weight loss or weight reduction products or services, or with respect to tests or studies relating to such programs or services. In addition, the Company would pay consumer redress to the

   FTC in an aggregate amounts of $35,000 over a period of twelve months. The Company's Board of Directors voted to accept the proposal in March 1996, which now must be formally approved by the FTC.

   Other matters
   -------------

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

             Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of December 31, 1996.

             While the ultimate outcome of these issues, if claims were asserted and litigated, is complicated and not free from doubt, management with the advice of legal counsel believes, on the basis of the facts currently known, that it is not probable that the Company would have any material liability. However, there can be no assurance that the Company will prevail in any of the above proceedings. Also the Company may be required to continue to defend itself resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing an unfavorable settlement or judgment could be awarded against the Company which could have a material adverse effect upon the Company.

   Leases

             During February 1992, the Company entered into a three-year lease for its presently occupied premises from an unaffiliated third party for 4,400 square feet of space in Los Angeles, California at $4,750 per month for the first year, $5,200 per month for the second year and $5,700 per month for the third year, with an option to extend for an additional two years at $6,000 per month. During February 1995, the Company exercised this option. The Company is currently negotiating a three year extension to this lease. These offices are used for manufacturing and laboratory research and development. In anticipation of the acquisition Nutra Quest during October 1996, the Company entered into a three year lease for a 9,000 square feet building for its use as corporate offices of the Company and Nutra Quest.
   The lease obligation is for $7,112, November and December 1996, $7,593 for January and February 1997, $8,169 for March and April 1997, $9,419 for May 1997 to March 1998, and $9,995 for April 1998 to September 1999.

   Employment Contracts

             Steven Westlund

             In May 1995 (revised in January 1996), the Board of Directors approved a compensation agreement with Steven R. Westlund, Chief Executive Officer and Director. Pursuant to the agreement, Mr. Westlund's salary is $6,000 per month from July 1995 until such time as the

   Company's revenues exceed expenditures by an amount sufficient to increase his salary, or at the choosing of the Board of Directors, his salary will then be increased in increments based on the Company's ability to pay, up to a maximum amount of $15,000 per month. As soon as practicable Mr. Westlund will be added to the Company's medical insurance and the Company will obtain directors and officers insurance. Mr. Westlund employment agreement is three years. In partial consideration for his services, Mr. Westlund was to receive warrants to acquire up to 1.5 million shares of Common Stock, Exercisable for a period of 5-years from date of issuance with vesting to occur over the term of the agreement at exercise prices ranging from thirty to fifty cents per share. In January 1996, the agreement was modified as to the number warrants he was to receive which were increased from 1.5 million to 3 million with an exercise price of $.150 for a period of three years beginning June 1996 and ending June 1999.

             Peter Benz

             In June 1995 (revised in January 1996), the Board of Directors approved a compensation agreement with Peter Benz, President, and Director. Pursuant to the agreement, Mr. Benz salary is $4,000 per month from July 1995 until such time as the Company's revenues exceed expenditures by an amount sufficient to increase his salary, or at the choosing of the Board of Directors, his salary will then be increased in increments based on the Company's ability to pay, up to a maximum amount of $10,000 per month. As soon as practicable Mr. Benz will be added to the Company's medical insurance and the Company will obtain directors and officers insurance. Mr. Benz employment agreement is three years. In partial consideration for his services, Mr. Benz was to receive warrants to acquire up to 750,000 shares of Common Stock, Exercisable for a period of 3 years from date of issuance with vesting to occur over the term of the agreement at exercise prices ranging from thirty to fifty cents per share. In January 1996, the agreement was modified as to the number warrants he was to receive which were increased from 750,000 to 2 million with an exercise price of $.150 for a period of three years beginning June 1996 and ending June 1999.


             Directors received no compensation for their services as such for the fiscal year ended December 31, 1996. The Company reimburses directors for out-of-pocket expenses they incur on behalf of the Company.

             The Company offers health and disability insurance, reimbursement of medical expenses, and other medical benefits to its full-time employees. No retirement, pension, profit sharing, or other similar programs have been adopted by the Company. However, benefits may be adopted in the future, if they are authorized by the Board of Directors. In May 1993, the Company's shareholders approved the adoption of Stock Option Plans pursuant to which options covering a total of up to 1,500,000 shares of the Company's Common Stock may be granted to the Cornpany's officers, directors, employees and other persons providing services to the Company. No shares have been granted under such plan. (See "Certain Transactions" for a description of the securities issued to the Company's officers and directors in 1994).

   Note 5.  Pending Acquisitions

             On May 17, 1996, the Company made a proposal to acquire all of the assets, subject to liabilities, of Pastels International, Inc., a private California company that has developed and distributes several beauty and skin care formulations sold commercially. Under the proposal, the Company would be obligated to pay Ms. Cecilia Lascu, Pastels' founder and sole shareholder, a total of $250,000 and warrants to purchase 500,000 shares of the Company's common stock exerciseable for a period of 5 years at $.15 per share, subject to the achievement of certain performance criteria As of December 31, 1996, the Company advanced $280,193 to Pastels. These advances have been expensed in full. Subsequent to December 31, 1996, an additional $30,419 had been advanced.

             The Company has one other pending acquisition, Nutra Quest. The Company is obligated to pay a total of $600,000 for all of Nutra Quest issued and outstanding shares, of which $200,000 is to be paid in cash over a period of 15 months, subject to Nutra Quest achieving certain predetermined levels of gross sales within specific time period, and the balance of $400,000 is payable in shares of the Company's common on stock valued at $.15 per share. The total number of shares payable to Nutra is also subject to Nutra Quest achieving set performance goals. As of December 31, 1996, $524,551 had been advanced on the acquisition of which $70,000 has been capitalized, with the balance being expensed. Subsequent to December 31, 1996, an additional $510,295 had been advanced.

   Note 6. Stock Option Plans

             In May 1993, the Company's shareholders approved the adoption of Stock Option Plans pursuant to which options covering a total of up to 1,500,000 shares of the Company's common stock may be granted to the Company's officers, directors, employees and other persons providing services to the Company. To date, the Company has granted options, at fair market value as of the grant date (which range from $0.875 to $2.625 per share), to officers, directors and employees covering 673,000 shares of common stock under a plan that will be formally adopted by the Company's Board of Directors pursuant to the foregoing shareholder authorization. None of the issued options have been exercised as of December 31, 1996.

             Any shares issued under these Plans are subject to an effective registration statement with the Securities and Exchange Commission.

   Note 7. Related Parties

              In settlement of all litigation between the Company and Dr. William Shell, the Company and Dr. Shell agreed to an amount due to Dr. Shell of $50,000. $15,000 is currently payable with six additional quarterly payments of $5,833 to settle in full.

             In February 1995, the Company entered into an agreement and issued a promissory note in the principal amount of $50,000 with Sam Shell, father of Dr. Shell and Richard N. Shell, in consideration of Sam Shell's loan to the Company of $50,000. The note was due on December 31,

   1995 together with interest at the, rate of 8% per annum. At any time during the term of this note, the holder may elect to take payment of the principal and accrued interest thereon in the form of restricted shares of Company common stock at a price equal to that provided in the Company's next private placement after the date of the note. Sam Shell exercised his option to convert $25,000 of the principal amount of this note in July, 1995 and received 138,889 restricted shares of the Company's common stock, and warrants to acquire an additional 100,000 restricted shares of the Company's common stock at $.10 per share. In January 1995, the Company and Sam Shell agreed to exercise 50,000 wan-ants to purchase 50,000 shares of restricted common stock and to repay the balance of the note plus accrued interest in installments through April 15, 1996, as of December 31, 1996, $25,000 remains unpaid.

   Note 8.  Statement of Cash Flows

             The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. Cash equivalents include cash in banks and short-term money market funds with original maturaties of less than three months.

             During 1995, a shareholder contributed research and development efforts and the value assigned was accounted for as contribution to capital.

             The Company paid interest of $139,923 and $60,151 in 1995 and 1996.

             During 1995, the Company converted $89,459 of outstanding liabilities into 467,775 restricted shares.

             During 1996, common shares were issued in connection with financial advisory and consulting services. The value of the common shares of $18,000 for the year ended December 31, 1996, was charged to consulting expense.

             During the year ended December 31, 1996, common shares were issued for interest expense under the terms of the convertible note. The fair market value of the common shares on date of issuance of $2,500 charged to interest expense.

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

Note 9. Unaudited Quarterly Results

     Unaudited quarterly results of operations for each of the quarters in the three years ended December 31, 1996:


                                               Quarter Ending
                         ---------------------------------------------------
                         March 31      June 30    September 30   December 31
                         ---------    ---------   ------------   -----------
1996
----
  Revenues               $ 258,904   $ 178,331      $ 297,533    $    67,394
  Gross Profit             148,933      63,007        158,905         10,745
  Net loss                (286,505)   (312,535)      (477,650)      (990,038)
  Net loss per share     $   (0.01)  $   (0.01)     $   (0.01)   $     (0.02)

1995
----
  Revenues               $ 398,378   $ 390,738      $ 350,906    $   125,530
  Gross Profit             230,518     131,190        138,404        203,318
  Net loss                (721,630)   (460,940)      (509,102)    (2,286,907)
  Net loss per share     $   (0.04)  $   (0.03)     $   (0.03)   $     (0.09)

Note 11.  Income Taxes.

     The components of the income tax provisions charged to operations were:

                                                      1995             1996
                                                     ------           ------
Current
  Federal                                            $    -           $    -
  State                                               3,575            4,000

Deferred
  Net Change in deferred tax asset                        -                -
  Net Change in deferred tax liability                    -                -
                                                     ------           ------
                                                     $3,575           $4,000
                                                     ======           ======


     The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes:

                                                      1995             1996
                                                     ------           ------
Federal statutory rate                                34.0%             34.0%
Increases (Decreases)
  State tax, net of
    Federal income tax benefit                        -0.1%             -0.1%
    Increases in value allowance                     -34.0%            -34.0%
                                                     -----             -----
                                                      -0.1%             -0.1%
                                                     =====             =====

     The principal components of deferred tax assets were:


                                                  1995            1996
                                              ----------      -----------
Inventory capitalization                      $    99,654     $    99,654
Net operating loss carryforwards                5,084,336       5,597,704
Less: Value allowance                          (5,183,990)     (5,697,358)
                                              -----------     -----------
                                              $         -     $         -
                                              ===========     ===========

     At December 31, 1996, the Company has available to offset future federal and state income taxes, net operating loss caryforwards of $14,767,087 and $6,203,164, respectively. These loss carryfordwards expire as follows:

Years Ending December 31,                        Federal           State
-------------------------                     -------------      ----------
          1997                                                   $1,811,522
          1998                                                    1,607,410
          1999                                                      876,570
          2000                                                    1,907,662
          2001
          2002                                $     16,140
          2003                                     327,786
          2004                                     446,370
          2005                                   1,877,963
          2006                                     777,716
          2007                                     967,634
          2008                                   3,214,821
          2009                                   1,753,139
          2010                                   3,815,323
          2011                                   1,570,195
                                               -----------       ----------
                                               $14,767,087       $6,203,164
                                               ===========       ==========

  U.S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change were to occur, the limitation could reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.