Form 10QSB
period 1997-03-31
INTERACTIVE MEDICAL TECHNOLOGIES LTD
filed 1997-05-20
CIK 822997

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1997
                                               ----------------

                                      OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For the transition period from                 to
                                      ---------------    ---------------

                        Commission file number 0-21384
                                               -------

                     INTERACTIVE MEDICAL TECHNOLOGIES LTD.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                              13-3367421
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                            identification number)

          1717 Stewart Street, Santa Monica, California         90404
        -------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

      Registrant's Telephone number, including area code: (310) 586-5532
                                                          --------------

                                Not Applicable
  --------------------------------------------------------------------------
 (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X       No
                                              ---         ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
                                                  Outstanding at
               Class of Common Stock              April 30, 1997
               ---------------------              --------------
                  $.001 par value               50,654,872 shares

Transitional Small Business Disclosure Format      Yes    No  X
                                                      ---    ---

Number of sequentially numbered pages in the document: 21
                                                       --

                                  FORM 10-QSB
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                     INTERACTIVE MEDICAL TECHNOLOGIES LTD.

                                     Index

PART I - FINANCIAL INFORMATION                                                 Page
                                                                               ----

     Item 1. Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at
              December 31, 1996 and March 31, 1997 (unaudited)                   3

             Condensed Consolidated Statements of Operations
              for the three months ended March 31, 1996 (unaudited)
              and 1997 (unaudited)                                               5

             Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 1996 (unaudited)
              and 1997 (unaudited)                                               6

             Notes to Condensed Consolidated Financial Statements                7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                         12

     Item 3. Legal Proceedings                                                  17


PART II. - OTHER INFORMATION

     Item 5. Other Information                                                  20

     Item 6. Exhibits and Reports on Form 8-K                                   20

Signatures                                                                      21



                         PART I. FINANCIAL INFORMATION
                         -----------------------------

            INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     December 31, 1996 and March 31, 1997

                                    ASSETS
                                    ------

                                                     December 31,       March 31,
                                                        1996              1997
                                                     ----------        ----------
                                                                       (unaudited)

CURRENT ASSETS
        Cash                                         $  192,421        $  244,197
        Accounts receivables                             15,897            37,532
        Lease receivables                               226,448           317,039
                                                     ----------        ----------
           Total Current Assets                         434,766           598,767

PROPERTY, EQUIPMENT AND LEASEHOLD
 IMPROVEMENTS, at cost, net of accumulated
 depreciation of $1,747,219 in 1996 and $1,877,319
 in 1997
        Office Equipment                                 50,259            11,048
        Leasehold improvements                          101,038            84,774
        Magnetic resonance imaging system               946,293           874,167
                                                     ----------        ----------
           Total property, equipment and leasehold
             improvements, net                        1,097,590           969,989

OTHER ASSETS
Patents, net of accumulated amortization of $131,554
  in 1995 and $137,575 in 1997                          265,399           259,377


Investment in pending acqusitions (Note 4)               70,000            80,000

Deposits and other assets                                35,133            30,264

                                                     ----------        ----------
           TOTAL ASSETS                              $1,902,888        $1,938,397
                                                     ==========        ==========

                The accompanying notes are an integral part of these consolidated financial statements

            INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1996 AND MARCH 31, 1997

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

                                                               DECEMBER 31,           MARCH 31,
                                                                  1996                  1997
                                                                  ----                  ----
                                                                                    (unaudited)

CURRENT LIABILITIES
        Loans payable                                           $   78,330          $   78,330
        Convertible notes payable                                  106,001             104,001
        Current portion of note payable - MRI equipmen             454,716             541,150
        Accrued compensation and payroll taxes                     145,065             167,572
        Professional services payable                              227,604             222,779
        Trade payables and other accrued expenses                  215,292             207,485
        Royalties payable                                          238,186             213,050
        Reg S convertible notes                                          -             117,211
        Income taxes payable                                         7,946               8,746
        Interest payable - note payable - MRI equipment             63,799              87,502
        Interest payable - convertible note                         27,116              50,680
        Deferred rent                                                8,460               8,460
        Other accrued liabilities                                   70,992              76,823
                                                                 ---------           ---------
           Total Current Liabilities                             1,643,507           1,883,788

LONG TERM NOTES PAYABLE, net of current portion (Note 3)
        Note Payable - MRI equipment                               654,162             567,728
        Convertible Notes                                          300,000             300,000
        Callable convertible notes                                 268,000             578,109
                                                                 ---------           ---------
          Total Liabilites                                       2,865,669           3,329,625

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' DEFICIT
        Common stock, authorized 100,000,000 shares
         of $.001 par value; issued and outstanding
         45,654,872 in 1997 and 50,654,872 in 1996                  45,655              50,655
        Additional paid-in capital                              16,456,437          16,901,437
        Accumulated deficit                                    (17,464,873)        (18,343,319)
                                                                ----------          ----------
           Total Shareholders' Deficit                            (962,781)         (1,391,228)
                                                                ----------          ----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                     $1,902,888          $1,938,397
                                                                ==========          ==========

                  The accompanying notes are an integral part of these consolidated financial statements

            INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      For the Three Months Ended
                                                               March 31,
                                                      1996                  1997
                                                   ----------            ----------
REVENUES
 Products and services                              $ 161,823              $ 69,585
 Lease rentals                                         97,081                90,591
                                                   ----------            ----------
                                                      258,904               160,175
COST AND EXPENSES
 Cost of revenues
  Product and services                                 37,845                36,927
  Lease operations                                     72,126                27,126
                                                   ----------            ----------
                                                      109,971               109,053

 Research and development                              55,564                62,339
 Selling, general and
  administrative expenses                             346,548               283,931
                                                   ----------            ----------
                                                      512,083               455,323

                                                   ----------            ----------
    Loss from operations                             (253,179)             (295,148)

INTEREST EXPENSE AND OTHER
 Interest expense - other                               2,268                24,431
 Interest expense - lease obligations                  30,988                23,703
 Interest income                                       (3,130)                 (237)
 Net losses on pending acquistions                                          534,601
                                                   ----------            ----------
  Total interest expense and other, net                30,126               582,498
                                                   ----------            ----------
    Loss before provision for state
      income taxes                                   (283,305)             (877,646)

PROVISION FOR STATE INCOME TAXES                        3,200                   800
                                                   ----------            ----------
NET LOSS                                            ($286,505)             (878,446)
                                                   ==========            ==========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                32,378,785            46,237,181
                                                   ==========            ==========

NET LOSS PER SHARE                                     ($0.01)               ($0.02)
                                                   ==========            ==========

                  The accompanying notes are an intgral part of these consolidated financial statements

            INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Three Months Ended
                                                                    March 31,
                                                             1996                1997
                                                          ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                          ($286,505)          ($878,446)
        Adjustments to reconcile net loss to net
          cash (used in) operating activities:
                Depreciation and amortization               121,128             136,121
        Decrease (increase) in:
                Accounts receivable                          37,742             (21,635)
                Lease receivable                            (17,893)            (90,591)
        Increase (decrease) in:
                Professional fees and other payables       (139,545)            (27,069)
                Accrued Compensation                        (52,194)             22,507
                Deferred rent                                (1,410)                  -
                Income taxes payable                          3,200                 800
                Interest payable                              9,379              47,267
                                                          ---------           ---------
        Net cash used in operating activities              (326,098)           (811,045)
                                                          ---------           ---------

CASH FLOWS USED IN INVESTING
 ACTIVITIES
        Investment in pending acquisitions                        -             (10,000)
        Expenditures for property, equipment and
          leasehold improvements                               (671)             (2,499)
                                                          ---------            - ------
                Net cash used in investing activities          (671)            (12,499)

CASH FLOWS FROM FINANCING ACTIVITIES
        Payments on notes payable                                 -              (2,000)
        Payments on long term note                          (57,376)                  -
        Proceeds from Reg S convertible note
          subscription                                            -             117,211
        Proceeds from loans payable                         110,000                   -
        Proceeds from issuance of convertible notes               -             310,109
        Net proceeds from the sale of common stock           70,569             450,000
                                                           --------            --------
                Net cash provided by financing
                  activities                                123,193             875,320

NET INCREASE (DECREASE) IN CASH                            (203,576)             51,776

CASH, beginning of period                                   374,128             192,421

                                                           --------            --------
CASH, end of period                                        $170,552            $244,197
                                                           ========            ========

The accompanying notes are an integral part of these consolidated financial statements

            INTERACTIVE MEDICAL TECHNOLOGIES LTD. and SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                March 31, 1997

 1. Significant Risks
    -----------------

  The Company has incurred net losses of $3,978,579 and $2,066,727 for the years ended December 31, 1995 and 1996, respectively and an additional loss of $878,446 for the three months ended March 31, 1997. The continuing losses are the result of unprofitable operations, unbalanced G&A expense ( excessive in light of the Company's unprofitable history), start up costs associated with the pending acquisition of two consumer product companies, and in the past excessive litigation and defense costs resulting from the Company's previous business relationships and activities including repeated regulatory agency investigations relating to possible securities violations and false or misleading marketing claims for its dietary products. The accumulative effect of the continuing losses have adversely affected the liquidity of the Company. Future losses will likely negatively impact the Company's ability to raise future working capital.

  As of March 31, 1997, the Company had an accumulated deficit of $18,343,319 and negative working capital of $1,285,021. In addition, the Company remains subject to various business risks including but not limited to its ability to maintain vendor and supplier relationships by paying bills when due, and overcoming future and ongoing product development, distribution and marketing issues.

  The Company's condensed consolidated financial statements have been prepared on the assumption the Company will continue as a going concern. The Company has suffered recurring losses from operations, has an accumulated deficit and has negative working capital, and faces significant product development and distribution issues that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continue as a going concern.

  Beginning in June 1995, new management implemented a plan of restructure. Initial efforts were focused on reducing losses, settling the accumulation of debt and lawsuits, and raising working capital. By October 1995, Management began shifting some of its resources to the internal development of new dietary and food supplement products, development of alternative financing for research projects, and the acquisition of strategic consumer product companies.

  The results of these efforts have produced a research grant for the National Institute of Health (NIH) to help finance ongoing contrast microshpere studies, a strategic partner agreement which includes a provision for funding advanced pre-clinical and FDA studies as well as outlining a basic manufacturing and distribution understanding. Additionally, the Company has pending the acquisition of two consumer products companies, each with a number of ready to market personal care and nutritional consumer products. The acquisition of the personal care product line company has been postponed and will be reviewed during the second and third quarter to determine whether there will sufficient resources to acquire. The nutritional products company (Nutra Quest, Inc.) acquisition is proceeding with the Company funding its initial distribution phase. The funding advanced during this start up phase was provided under a "Proposed Acquisition". agreement. The agreement contains contingencies concerning pre-established performance criteria based on gross product sales, which if not achieved by Nutra Quest allows for the Company to terminate the agreement and convert the monies previously invested into a promissory note to be repaid by Nutra Quest.

  Even though operating losses have been substantially reduced from previous years, Management anticipates that the revenues from the sales of existing microsphere products, laboratory services, and the consumer products operations during their initial phases of distribution will not be adequate to fund present scaled down commercial operations. Management intends to raise additional working capital to fund present commercial operations during the initial distribution phase of the new consumer products.

  Due to the above factors, losses are expected to continue at least for the immediate future. In the event working capital is not available to the Company, the Company would curtail all non commercial operations while accelerating the distribution and sale of consumer products and its efforts to license its contrast microsphere technologies.

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

  In the opinion of the management of the Company, the accompanying condensed unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 1997, the results of its operations for the three months ended March 31, 1996 and 1997 and the cash flows for the three months ended March 31, 1996 and 1997. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1996 Form 10-KSB.

  The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1997.

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


3.   Capital Transactions and Long Term Debt
     ---------------------------------------

  There were privately held warrants outstanding as of March 31, 1997, to purchase a total of 17,151,889 shares of the Company's common stock at purchase prices per share ranging from $0.09 to $4.00.

  The Company's magnetic resonance imaging (MRI) systems (the "Unit") currently is installed in a mobile van at an operating site in Jefferson Valley, New York and has been in use since September 1992 and is leased to Tri-County Mobil MRI, L.P. ("Tri-County"), whose general partner is Diagnostics Resource Funding. This lease provides for monthly payments of $37,926 to Venus Management, Inc. ("VMI") through August 1999 and $68,589 in September 1999 (with such payments being guaranteed by Medical Funding of America, Inc., "MFA"), and VMI is required to make monthly installment payments (which includes interest at 10.5% per annum on the unpaid principal balance) for the Unit to a third party finance company of $32,360 through August 1999 and $68,589 in September 1999. As of

March 31, 1997, the balance of this debt aggregated $1,196,380 (including interest currently due of $87,502) of which $541,150 is due within the next twelve months. This lease provides for a purchase option at the expiration of the initial term of such lease equal to the then fair market value of the Unit.

  Tri-County was delinquent in making certain of its lease payments to VMI under the terms of the lease agreement concerning the Unit, and MFA failed to make these payments to VMI under its guarantee of Tri-County's payments to VMI. Accordingly, VMI had not made certain payments due to the third party finance company for the Unit. As a result, the third party finance company has issued a notice of default to the Company. Tri-County is currently in discussions with the third party finance company to restructure the obligation, to assume the debt and to take title to the Unit. It is expected that the third party finance company will accept the restructure and the Company will release its title to the equipment in exchange for the third party finance company releasing the Company from its debt obligation. Accordingly, the Company, as of December 31, 1996, had provided $63,450 to write off the Company's net investment in this equipment, including the lease receivable offset by the remaining debt and interest payable. However, if the parties are unable to resolve this matter, it is likely that the third party finance company will institute an action against the Company, VMI and Tri-County for the balance due plus other costs and relief.

  During the quarter ended March 31, 1997, a subscription was placed for 5,000,000 common shares at $.09 per share and warrants to purchase an additional 3,000,000 at $.09 per share for $450,000. Shares to be issued under the transaction exemption afforded by Regulation S.

  During the quarter ended March 31, 1997, the Company placed $117,211 Convertible Debentures due 365 days from date of subscription, bearing interest at 10% per annum and convertible (including accrued interest) at any time by the buyer into Company's common stock at a conversion price to be calculated by applying a 35% discount to the market price based upon the average bid price of the Company's common stock for the 5 day period immediately prior to conversion, with a floor of $.08 and a ceiling of $.14 per share, in reliance upon the transaction exemption afforded by Regulation S. Subsequent to March 31, 1997, an additional $250,000 of these convertible debentures were placed.

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

  In April 1997, as a result of a Special Shareholder Meeting, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000.

4.        Pending Acquisitions
          --------------------

  On May 17, 1996, the Company made a proposal to acquire all of the assets, subject to liabilities, of Pastels International, Inc., a private California company that has developed and distributes several beauty and skin care formulations sold commercially. Under the proposal, the Company was to pay Ms. Cecilia Lascu, Pastels' founder and sole shareholder, a total of $250,000 and warrants to purchase 500,000 shares of the Company's common stock exerciseable for a period of 5 years at $.15 per share, subject to the achievement of certain performance criteria. The proposed acquisition is currently under review to determine whether to proceed. As of March 31, 1997, the Company advanced $272,437 to Pastels. These advances have expensed in full.

  The Company has one other pending acquisition for Nutra Quest Inc. The
Company was to pay a total of $600,000 for all of Nutra Quest issued and outstanding shares, of which $200,000 was to be paid in cash over a period of 15 months, subject to Nutra Quest achieving certain predetermined levels of gross sales within specific time period, and the balance of $400,000 was payable in shares of the Company's common stock valued at $.15 per share. The total number of shares payable to Nutra Quest was also subject to Nutra Quest achieving set performance goals. A new agreement to acquire is currently being negotiated. As of March 31, 1997, $1,038,733 had been advanced on the acquisition of which $80,000 has been capitalized, $454,551 was expensed for the year ended December 31, 1996 and $504,182 was expensed during the three months ended March 31, 1997.

5.        Contingencies
          -------------

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

  The SEC has disclosed that it is seeking permanent injunctive relief against the Company. Previously, the Company sought to dissuade the SEC from taking formal action against the Company, but believed that is likely that the SEC would seek permanent injunctive relief against the Company. The Company is attempting to enter into a consent decree with the SEC in which in the Company, without admitting or denying any wrongdoing, would be enjoined from violating the registration provisions of the federal securities laws in the future. However, it also is possible that the SEC could seek to impose significant monetary penalties on the Company or to require the Company of offer rescission to the purchasers of some or all of the shares involved in the unregistered transactions. Although the Company believes that it is not likely that these additional forms of relief would be imposed upon the Company, any such additional relief imposed could have a materially adverse effect upon the Company. The Company also is not in a position to predict what, if any, additional remedies the SEC might seek against Dr. Shell. The Company and Dr. Shell are subject to a 1992 permanent injunction enjoin them form violating the federal securities laws.

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

  Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of March 31, 1997.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Company is currently funding the startup phase of Nutra Quest, Inc. for which the acquisition is pending. This acquisition represents a significant opportunity for future growth in both revenues and income. In April 1997, Nutra Quest began distribution of its "Royal Hawaiian Noni", natural botanical for restoring and regenerating the body. Nutra Quest, Inc. is beginning to experience significant sales growth, although a break-even level of sales is not expected until the fourth quarter of 1997. The Company has funded Nutra Quest Inc. under a "Proposal to Acquire". The Company is currently in the final stages of negoiating the agreement to acquire Nutra Quest, Inc. and is expected to be completed by the end of May 1997. If agreement is not reached, the "Proposal to Acquire" provides for a note to the Company for the amounts advanced, less amounts for salaries. As of March 31, 1997 the Company has funded a total of $1,039,270.

RESULTS OF OPERATIONS

Three Months Ended March 31,1996 Compared to March 31, 1997:
------------------------------------------------------------

                                                                    For the Three Months Ended March 31
                                                                    -----------------------------------
                                                                    1996                          1997
                                                                    ----                          ----
                                                                          % of                          % of
                                                              $         Revenues            $         Revenues
                                                           --------     --------         -------      --------
Revenues - Product & Services
  Microspheres & Lab Services                              $ 71,823          44%         $69,585          100%
  Fat Sequesterant - License Fees & Royalties                90,000          56%               -            0%
                                                           --------         ----         -------          ----
                                                            161,823         100%          69,585          100%

Cost of Revenues - Product & Services
  Microspheres & Lab Services                                37,845          53%          36,927           53%
  Fat Sequesterant - License Fees & Royalties                     -           0%               -           N/A
                                                           --------         ----         -------          ----
                                                             37,845          23%          36,927           53%
                                                           --------         ----         -------          ----
Gross Margin - Product & Services                          $123,978          77%         $32,658           47%
                                                           ========         ====         =======          ====

Revenues - Lease Operations                                $ 97,081         100%         $90,591          100%
Cost of Revenues - Lease Operations                         120,339         124%          72,126           80%
                                                           --------         ----         -------          ----
Gross Margin - Lease Operations                            ($23,258)        -24%         $18,465           20%
                                                           ========         ====         =======          ====


For the three months ended March 31, 1997, revenues from products and services were approximately $70,000, a decrease of 57% from 1996. The decrease was due to the termination of the fat sequestrant license agreement with KCD which during the first three months of 1996 had generated approximately $90,000 in license revenues.

  Revenues from product and services decreased approximately $2,200 or 3% for the three months ended March 31, 1997 over 1996. The decrease was a result of repairs that had to be performed on the Company's flow cytometer during the first quarter of 1997. In order to avoid future problems that have been encountered with reliance on one critical piece of equipment and to meet an increasing level of demand, the Company has leased another flow cytometer.

  The overall cost of revenues for products and services as a percentage of sales for the three months ended March 31, 1997 were 53%, compared to 23% for 1996. Increase in cost of revenues as a percentage of sales resulted primarily from absence of license revenues from KCD.

  Research and development expense increased approximately $7,000 or 12% for the three month period ended March 31, 1997 from the comparable 1996 period due to the increased efforts associated with the Company's National Institute of Health research grant report and Phase II proposal efforts and the Company's consumer products research and development.

  SG&A expense decreased to approximately $63,000 from approximately $347,000 for the three months of 1996, to approximately 284,000 for the three months ended March 31, 1996, a reduction of 18%. The decrease was a result of restructuring and down sizing of operations which includes reductions in accounting fees, salaries, wages, selling and marketing expenses, and shareholder expenses.

  Interest expense for operations increased 997% for the three month period ended March 31, 1997 from the comparable 1996 period. The 1997 period increase resulted from the issuance to the convertible notes which occurred during six month period ending March 31, 1997.

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

  No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through December 31, 1996, the Company incurred net operating losses for tax purposes of approximately $14,767,000. The net operating loss carry forward may be used to reduce taxable income through the year 2011. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.


Liquidity and Capital Resources
-------------------------------

  Since the inception of S/S, the Company has received capital for operations and research from private investors, issuance of private party debt, bank financing, and from licensing and product sales. Revenues have been insufficient to cover operating expenses, research and development, costs of litigation, construction costs, and patent development, which costs have been unnecessarily well above the revenues from licensing and product sales. The Company, therefore, has been dependent on private placements of securities, bank debt, loans from private investors and the exercise of warrants in order to sustain operations. To correct this imbalance management made significant cuts and changes in the Company's operations resulting in reduced operating expense. However, until such time as the Company can increase revenues the Company will continue to be dependent on private or institutional investment capital to support a percentage of the planned 1997 operations. Historically, the Company has been able to generate private placement funds to provide capital for operations and growth. During 1995 and 1996, new management was responsible for approximately $2,500,000 in private placements of debt and equity. Subsequent to December 31, 1996, an additional $1,277,000 has been raised. However, there can be no assurances that private or other capital will continue to be available, or that revenues will increase to meet the Company's cash needs, and there can be no assurance that a sufficient amount of the Company's securities can or will be sold or that any warrants will be exercised to fund any operating needs of the Company or its research and development programs. (Even assuming all of the warrants outstanding as of March 31, 1997 with exercise prices at or below the current market price of the common stock were to be exercised, the total gross proceeds to the Company from such exercise would be insignificant).

  As of March 31, 1997, the Company's working capital position declined to a negative $1,285,021 from a negative $1,208,741 at December 31, 1996, primarily as a result of the Reg S stock subscriptions and convertible notes, totaling $567,211, which will be converted to equity during the quarter ended June 30, 1997. At March 31, 1997, the Company's cash position had increased to $244,197 from $192,421 at December 31, 1996.

  At March 31, 1997, the Company had assets of $1,938,397 compared to $1,902,888 on December 31, 1996. In addition, the Company had a total shareholders' deficit of $1,391,228 on March 31, 1997 compared to $962,781 on December 31, 1996, an increase of $428,447. The increase was the result of a net loss from operations of $878,446, which included losses of $534,601 resulting from the funding of pending acquisitions offset by $450,000 from the issuance of common stock under Regulation S. Payments on a long term note with a balance of $1,162,679 (including interest currently due of $42,494) as of March 31, 1997 of which $403,144 is due within the next twelve months had been assumed by the Company as part of its acquisition of VMI; this note is secured by guaranteed lease payments of an equivalent amount.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 4.   SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

     During April 1997, a Special Shareholder Meeting was held at which the shareholders of the Company approved amendments to the Company's certificate of Incorporation to provide for an increase in the number of authorized shares of common stock from 50,000,000 to 100,000,000.


ITEM 5.   OTHER INFORMATION

     On July 6, 1995, the Company's common stock was deleted from the Nasdaq Small-Cap Market. The Company then requested a hearing before the Nasdaq Hearing Review Committee ("Committee"). On September 22, 1995, the Committee affirmed its original delisting decision.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Form 8-K - Common Stock and Convertible Debentures Issuance - dated March 17, 1997

     (27) Financial Data Schedule (included only in EDGAR filing).

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         INTERACTIVE MEDICAL TECHNOLOGIES LTD.
         -------------------------------------
                    (Registrant)


Date:     5-16-97             By: /s/ STEVEN  R. WESTLUND
       -------------------        ---------------------------
                                      Steven Westlund
                                      (Chief Executive Officer)


Date:     5-16-97             By: /s/ PETER T. BENZ
       -------------------        --------------------------
                                      Peter T. Benz
                                      (President)


Date:     5-16-97             By: /s/ WILLIAM R. NEIL
       -------------------        ----------------------------
                                      William R. Neil, CPA
                                      (Chief Financial Officer)