Form 10QSB
period 1997-06-30
INTERACTIVE MEDICAL TECHNOLOGIES LTD
filed 1997-08-19
CIK 822997

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended    June  30, 1997
                                              --------------------

                                      OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                        Commission file number  0-21384
                                               --------

                     INTERACTIVE MEDICAL TECHNOLOGIES LTD.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                    13-3367421
-------------------------------                 ----------------------
(State or other jurisdiction of                    (I.R.S. employer
incorporation or organization)                  identification number)

    1717 Stewart Street, Santa Monica, California                     90404
    --------------------------------------------------------------------------
       (Address of principal executive offices)                     (Zip Code)

      Registrant's Telephone number, including area code: (310) 586-5532
                                                          --------------

                                Not Applicable
 ----------------------------------------------------------------------------
 (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X       No
                                              ---         ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                            Outstanding at
               Class of Common Stock       June 30, 1997
               ---------------------       -------------
                  $.001 par value        54,986,841 shares

        Transitional Small Business Disclosure Format  Yes       No  X
                                                           ---      ---

            Number of sequentially numbered pages in the document: 21
                                                                  ___

                                  FORM 10-QSB
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                     INTERACTIVE MEDICAL TECHNOLOGIES LTD.

                                     Index

PART I - FINANCIAL INFORMATION                                                                    Page
                                                                                                  ----
     Item 1. Consolidated Financial Statements

            Condensed Consolidated Balance Sheets at
             December 31, 1996 and June 30, 1997 (unaudited)                                        3

            Condensed Consolidated Statements of Operations
             for the three and six months ended June 30, 1996 (unaudited)
             and 1997 (unaudited)                                                                   5

            Condensed Consolidated Statements of Cash Flows
             for the six months ended June 30, 1996 (unaudited)
             and 1997 (unaudited)                                                                   6

            Notes to Condensed Consolidated Financial Statements                                    7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                                             14

     Item 3. Legal Proceedings                                                                      17


PART II. - OTHER INFORMATION

     Item 4. Submission of Matters of a Vote to Security Holders                                    20

     Item 6. Exhibits and Reports on Form 8-K                                                       20

Signatures                                                                                          21

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

             INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 1996 and June 30, 1997

                                    ASSETS
                                    ------
                                                         December 31,     June 30,
                                                             1996           1997
                                                         ------------    ----------
                                                                         (unaudited)
CURRENT ASSETS
   Cash                                                   $  192,421        59,463
   Accounts receivables                                       15,897        28,145
   Lease receivables                                         226,448       317,039
   Prepaid expense                                                             248
                                                          ----------     ---------
      Total Current Assets                                   434,766       404,895

PROPERTY, EQUIPMENT AND LEASEHOLD
 IMPROVEMENTS, at cost, net of accumulated
 Depreciation of $1,747,219 in 1996 and $2,025,429
 In 1997
       Total property, equipment and leasehold
          Improvements, net                                1,097,590       873,292

OTHER ASSETS
Patents, net of accumulated amortization of $131,554
  In 1996 and $143,597 in 1997                               265,399       253,355

 Investment in pending acquisitions (Note 4)                  70,000       436,912

Deposits and other assets                                     35,133        30,264
                                                          ----------     ---------
    TOTAL ASSETS                                          $1,902,888     1,998,718
                                                          ----------     ---------

          See the accompanying notes to these consolidated statements

            INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1996 AND JUNE 30, 1997

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

                                                           December 31,       June 30,
                                                               1996             1997
                                                           ------------     ------------
                                                                             (unaudited)
CURRENT LIABILITIES
 Loans payable                                              $    78,330          78,330
 Convertible note payable                                       106,001         309,945
 Current portion of notes payable - MRI equipment               454,716         454,716
 Accrued compensation and payroll taxes                         145,065         153,464
 Professional services and other accrued expenses               227,604         221,779
 Trade payables and other accrued expenses                      215,292         227,224
 Royalties payable                                              238,186         195,050
 Reg S convertible notes                                              -         244,720
 Income taxes payable                                             7,946           8,746
 Interest payable - note payable - MRI equipment                 63,799          87,502
 Interest payable - convertible note                             27,116          87,265
 Deferred rent                                                    8,460           8,460
  Other accrued liabilities                                      70,992         184,565
                                                            -----------     -----------
    Total Current Liabilities                                 1,643,507       2,261,766

LONG TERM NOTES PAYABLE, net of current portion (Note 3)
 Note payable - MRI equipment                                   654,162         654,162
 Convertible notes                                              568,000       1,018,109
                                                            -----------     -----------
    Total Liabilities                                         2,865,669       3,934,037

COMMITMENT AND CONTINGENCIES (Note 5)

SHAREHOLDERS' DEFICIT
 Common stock, authorized 100,000,000 shares
 of $.001 par value; issued and outstanding
 54,986,841 in 1997 and 50,654,872 in 1996                       45,655          50,655
 Additional paid-in-capital                                  16,456,437      16,901,437
 Accumulated deficit                                        (17,464,873)    (18,897,411)
                                                            -----------     -----------
    Total Shareholders' Deficit                                (962,781)     (1,945,320)

                                                            -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS; DEFICIT                 $ 1,902,888       1,998,718
                                                            -----------     -----------

          See the accompanying notes to these consolidated statements

            INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND SIX MONTHS ENDED
                            JUNE 30, 1996 and 1997
                                  (unaudited)

                                                    For the                               For the
                                               Three Months Ended                     Six Months Ended
                                                   June 30,                               June 30,
                                               ------------------                     ----------------
                                               1996          1997                     1996         1997
                                               ----          ----                     ----         ----
REVENUES
Products and Services                       $   81,251     $  73,801                $  243,074    $   143,386
Lease Rentals                                   97,080             -                   194,161         90,590
                                            ----------     ---------                ----------    -----------
                                               178,331        73,801                   437,235        233,976
COSTS and EXPENSES
Cost of Revenues
 Product and Services                           43,198        15,056                    81,043         51,983
 Lease                                          72,126        72,126                   144,252        144,252
                                            ----------     ---------                ----------    -----------
                                               115,324        87,182                   225,295        196,235

Research and development                        73,065        18,000                   128,627         80,339
Selling, general and administrative            275,351       286,220                   621,899        570,151
                                            ----------     ---------                ----------    -----------
  Total Expenses                               463,738       391,402                   975,821        846,725
                                            ----------     ---------                ----------    -----------
Loss from Operations                          (285,407)     (317,601)                 (538,586)      (612,749)

INTEREST EXPENSE and OTHER
Interest expense - other                           660        36,585                     2,928         61,016
Interest expense - lease operations             29,238             -                    60,226         23,703
Interest Income                                 (3,570)          (94)                   (6,700)          (331)
Net Losses on pending acquisition                            200,000                                  734,601
                                            ----------     ---------                ----------    -----------
   Total interest expense and other             26,328       236,491                    56,454        818,989
                                            ----------     ---------                ----------    -----------
Loss before provision for state
Income tax                                    (311,735)     (554,092)                 (595,040)    (1,431,738)

Provision for state income taxes                   800             -                     4,000            800

NET LOSS                                      (312,735)     (554,082)                 (595,040)    (1,432,538)
                                            ----------     ---------                ----------    -----------

Weighted average shares outstanding         37,610,579    47,086,400                34,994,682     47,620,610
                                            ----------    ----------                ----------     ----------
Net loss per share                          $     0.01    $     0.01                $     0.02     $     0.03
                                            ----------    ----------                ----------     ----------

          See the accompanying notes to these consolidated statements

             INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 and 1997
                                  (unaudited)

                                                                                     For the
                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                                 1996          1997
                                                                                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                     $ (599,040)   $(1,432,538)
Adjustments to reconcile net loss to
 net cash (used in) operating activities:
      Depreciation and amortization                                             242,258        239,115
Decrease (increase) in:
      Accounts receivable                                                        27,776        (12,248)
      Lease receivable                                                          (98,486)       (90,591)
      Prepaid expenses                                                         (111,710)          (248)
      Increase (decrease) in:
      Professional fees and other payables                                     (311,277)        76,544
      Accrued compensation                                                      (64,578)         8,399
      Deferred Rent                                                              (2,820)             -
      Income taxes payable                                                        4,000            800
      Interest payable                                                           38,617         83,852
                                                                             ----------    -----------
         Net cash used in operating activities                                 (875,260)   $(1,126,915)
                                                                             ----------    -----------
CASH FLOWS USED IN INVESTING ACTIVTIES
      Investment in Nutra Quest                                                       -       (366,912)
      Expenditures for property, equipment and
       Leasehold improvements                                                   (22,813)        (2,773)
                                                                             ----------    -----------
         Net cash used in investing activities                                  (22,813)      (369,685)

CASH FLOWS FROM FINANCING ACTIVITES
      Decrease in Deposits                                                            -          4,868
      Payments on notes payable                                                 (10,170)             -
      Payments on long term note                                                (57,706)             -
      Proceeds from Reg S convertible note subscription                               -        244,720
      Proceeds from loans payable                                               177,379              -
      Proceeds from issuance of convertible notes                                     -        664,053
      Proceeds from issuance of common stock                                  1,104,818        450,000
                                                                             ----------    -----------
         Net cash provided by financing activities                            1,214,321      1,363,641
                                                                             ----------    -----------

NET INCREASE (DECREASE) IN CASH                                                 316,248       (132,959)
                                                                             ----------    -----------
CASH, beginning of period                                                       374,128        192,421
                                                                             ----------    -----------
CASH, end of period                                                          $  690,376    $    59,463
                                                                             ----------    -----------

          See the accompanying notes to these consolidated statements

            INTERACTIVE MEDICAL TECHNOLOGIES LTD. and SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 June 30, 1997

1. Significant Risks
   -----------------

      The Company has incurred net losses of $3,978,579 and $2,066,727 for the years ended December 31, 1995 and 1996, respectively and an additional loss of $534,082 and $1,431,738 for the three and six months ended June 30, 1997. The continuing losses are the result of unprofitable operations, excessive general and administrative expense and start up costs associated with the pending acquisition of two consumer product companies (Nutra Quest was acquired in July 1997, Pastels was aborted). The accumulative effect of the continuing losses have adversely affected the liquidity of the Company. Future losses will likely negatively impact the Company's ability to raise future working capital.

      As of June 30, 1997, the Company had an accumulated deficit of $18,897,411 and negative working capital of $1,856,871. In addition, the Company remains subject to various business risks including but not limited to its ability to maintain vendor and supplier relationships by paying bills when due, and overcoming future and ongoing product development, distribution and marketing issues.

      The Company's condensed consolidated financial statements have been prepared on the assumption the Company will continue as a going concern. The Company has suffered recurring losses from operations, has an accumulated deficit, has negative working capital and faces significant product development and distribution issues that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continue as a going concern.

      Beginning in June 1995, new management implemented a plan of restructure. Initial efforts were focused on reducing losses, settling the accumulation of debt and lawsuits and raising working capital. By October 1995, Management began shifting some of its resources to the internal development of new dietary and food supplement products, development of alternative financing for research projects and the acquisition of strategic consumer product companies.

      The results of these efforts have produced a research grant for the National Institute of Health (NIH) to help finance ongoing contrast microshpere studies, a strategic partner agreement which includes a provision for funding advanced pre-clinical and FDA studies as well as outlining a basic manufacturing and distribution understanding. Additionally, the Company has pending the acquisition of two consumer products companies, each with a number of ready to market personal care and nutritional consumer products. The acquisition of the personal care product line company did not go through as a result of to the personal care company not meeting certain key criteria necessary for the acquisition to be successful. The nutritional products company (Nutra Quest, Inc.) acquisition was completed in July 1997, with the Company funding its initial distribution phase. The funding advanced during this start up phase was provided under a "Proposed Acquisition" agreement.

     Even though operating losses have been substantially reduced from previous years, Management anticipates that the revenues from the sales of existing microsphere products, laboratory services and nutritional products operations during its initial phases of distribution will not be adequate to fund present scaled down commercial operations. Management intends to raise additional working capital to fund present commercial operations during the initial distribution phase of the new consumer products.

     Due to the above factors, losses are expected to continue at least for the immediate future. In the event working capital is not available to the Company, the Company would curtail all non commercial operations while accelerating the distribution and sale of nutritional products and its efforts to license its contrast microsphere technologies.

     The Company carries no direct product liability insurance, relying instead on the coverage afforded by its distributors and the manufacturers from whom it obtains products. These coverages directly protect the insured whom pay the premiums and only secondarily the Company. There is no assurance that such coverages will adequately cover any claims that may be brought against the Company. In addition, the Company does not have any general liability coverage.

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

      In the opinion of the management the accompanying consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at June 30, 1997, the results of its operations for three and six months ended June 30, 1996 and 1997 and the cash flows for six months ended June 30, 1996 and 1997. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1996 Form 10-KSB.

     The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1997.

     Income Taxes
     ------------

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of state income taxes currently due. No federal income taxes are due as a result of the Company's net operating loss carryforward.

     Loss Per Share
     --------------

     Loss per share is based upon weighted average number of common shares outstanding during the periods.


3.   Capital Transactions and Long Term Debt
     ---------------------------------------

     The Company's magnetic resonance imaging (MRI) system (the "Unit") currently is installed in a mobile van at an operating site in Jefferson Valley, New York and has been in use since September 1992 and is leased to Tri-County Mobil MRI, L.P. ("Tri-County"), whose general partner is Diagnostics Resource Funding. This lease provides for monthly payments of $37,926 to Venus Management, Inc. ("VMI") through August 1999 and $68,589 in September 1999 (with such payments being guaranteed by Medical Funding of America, Inc., "MFA"), and VMI is required to make monthly installment payments (which includes interest at 10.5% per annum on the unpaid principal balance) for the Unit to a third party finance company of $32,360 through August 1999 and $68,589 in September 1999. As of June 30, 1997, the balance of this debt aggregated $1,196,380 (including interest currently due of $87,502) of which $541,150 is due within the next twelve months. This lease provides for a purchase option at the expiration of the initial term of such lease equal to the then fair market value of the Unit.

     Tri-County was delinquent in making certain of its lease payments to VMI under the terms of the lease agreement concerning the Unit, and MFA failed to make these payments to VMI under its guarantee of Tri-County's payments to VMI. Accordingly, VMI had not made certain payments due to the third party finance company for the Unit. As a result, the third party finance company has issued a notice of default to the Company. Tri-County is currently in discussions with the third party finance company to restructure the obligation, to assume the debt and to take title to the Unit. At this time it is uncertain that the third party finance company will accept the restructure. Accordingly, the Company, as of December 31, 1996, had provided $63,450 to write off the Company's net investment in this equipment, including the lease receivable offset by the remaining debt and interest payable. However, if the parties are unable to resolve this matter, it is likely that the third party finance company will institute an action against the Company, VMI and Tri-County for the balance due plus other costs and relief.

     During the quarter ended March 31, 1997, a subscription was placed for 5,000,000 common shares at $.09 per share and warrants to purchase an additional 3,000,000 at $.09 per share. The shares were issued under the transaction exemption afforded by Regulation S.

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

     During the quarter ended June 30, 1997, the Company placed $240,000 Convertible Debentures due 365 days and $250,000 Convertible Debentures due three years from date of subscription, bearing interest at 10% per annum and convertible (including accrued interest) at any time by the buyer into Company's common stock at a conversion price to be calculated by applying a 35% discount to the market price based upon the average bid price of the Company's common stock for the 5 day period immediately prior to conversion, with a floor of $.08 and a ceiling of $.14 per share, in reliance upon the transaction exemption afforded by Regulation S.

     In April 1997, as a result of a Special Shareholder Meeting, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000.

4. Pending Acquisitions
   --------------------

     On May 17, 1996, the Company made a proposal to acquire all of the assets, subject to liabilities, of Pastels International, Inc., a private California company that has developed and distributes several beauty and skin care formulations sold commercially. Under the proposal, the Company was obligated to pay Ms. Cecilia Lascu, Pastels' founder and sole shareholder, a total of $250,000 and warrants to purchase 500,000 shares of the Company's common stock exerciseable for a period of 5 years at $.15 per share, subject to the achievement of certain performance criteria. It was decided not to proceed with the proposed acquisition. As of June 30, 1997, the Company had advanced $272,437 to Pastels. These advances have been expensed in full.

     The Company has one other pending acquisition for Nutra Quest Inc. The Company was obligated to pay a total of $600,000 for all of Nutra Quest issued and outstanding shares, of which $200,000 was to be paid in cash over a period of 15 months, subject to Nutra Quest achieving certain predetermined levels of gross sales within specific time period, and the balance of $400,000 was payable in shares of the Company's common stock valued at $.15 per share. The total number of shares payable to Nutra Quest was also subject to Nutra Quest achieving set performance goals. The acquisition was completed in July 1997. As of March 31, 1997, $1,038,733 had been advanced on the acquisition of which $80,000 has been capitalized, $454,551 was expensed for the year ended December 31, 1996 and $504,182 was expensed during the three months ended March 31, 1997. During the three months ended June 30, 1997 an additional $556,912 was advanced to Nutra Quest, of which $200,000 was expensed and $356,912 was capitalized.

5.    Contingencies
      -------------

            SEC Proceedings
            ---------------

     In July 1993 the Company formed an independent committee of its Board of Directors to determine whether certain prior private placements of the Company's securities complied with all of the registration requirements of federal and state securities laws. In certain prior private placements, a total of approximately 2,506,982 shares of the Company's common stock was issued to a smaller number of individuals. Those issuances were structured in reliance upon the advice of the Company's then securities counsel, and the Company believes that these issuances, standing alone, would have qualified for exemptions from registration under federal and state securities laws. However, certain subsequent resale's of these shares, commencing in June 1992, by the original purchasers or their transferees, to a total of approximately 330 investors, raised an issue as to whether a technical distribution occurred that might have required either the original issuances or the resales to have been registered. All of the foregoing resales were either directly effected or arranged for by Clark M. Holcomb.

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

     In October 1995, the staff of the SEC advised the Company that it was considering filing a civil injunctive action against the Company and Dr. William Shell for alleged violations of the registration provisions of the federal securities laws. The alleged violations related to the sale by the Company of unregistered shares of its common stock which involved a series of resales of these shares that were either directly effected or were arranged for by Clark Holcomb. These transactions have been the subject of an SEC investigation which was previously disclosed by the Company.

     The SEC disclosed in 1995 that it was seeking permanent injunctive relief against the Company concerning the above matters. The Company entered into a consent decree with the SEC in which in the Company, without admitting or denying any wrongdoing, would be enjoined from violating the registration provisions of the federal securities laws in the future. This consent agreement was accepted by the SEC in June, 1997. No monetary penalties were assessed against Interactive.

     Federal Trade Commission Proceedings
     ------------------------------------

     The Seattle Regional Office of the Federal Trade Commission had advised the Company that the staff believed that the Company's fat sequesterant product, which was marketed by KCD, a former licensee, under the name "SeQuester," had been improperly represented in advertising claims, and that the sequesterant product, when previously marketed by the Company under the name "Lipitrol", also was improperly represented in advertising claims. (Note, this product is no longer marketed). The FTC indicated that it was prepared to recommend that a complaint be filed against the licensee, the Company and certain individuals in connection with the foregoing. Subsequently the Company and the FTC agreed upon a proposed settlement in this matter in which the Company would consent to a permanent injunction prohibiting it from making misrepresentations relating to weight loss or weight reduction products or services, or with respect to tests or studies relating to such programs or services. In addition, the Company would pay consumer redress to the FTC in an aggregate amount of $35,000 over a period of twelve months. The Company's Board of Directors voted to accept the proposal in March 1996, which was formally approved by the FTC on June 16, 1997.

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

     Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of June 30, 1997.

     While the ultimate outcome of these issues, if claims were asserted and litigated, is complicated and not free from doubt, management with the advice of legal counsel believes, on the basis of the facts currently known, that it is not probable that the Company would have any material liability. However, there can be no assurance that the Company will prevail in any of the above proceedings. Also the Company may be required to continue to defend itself resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing an unfavorable settlement or judgment could be awarded against the Company which could have a material adverse effect upon the Company

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is currently funding the startup phase of Nutra Quest, Inc., a network marketing company acquired in 1996. This acquisition, which was finalized in July 1997, represents a significant opportunity for future growth in both revenues and income. In April 1997, Nutra Quest began distribution of its "Royal Hawaiian Noni", a natural fruit used for restoring and regenerating the body. The Noni fruit, which is based on Morinda Citrifolia, has a 2000 year history of use with Tahitian and Hawaiian people. Nutra Quest, Inc. is beginning to experience sales growth, and a break-even level of sales is expected in the fourth quarter of 1997. The Company has funded Nutra Quest Inc. under a "Proposal to Acquire". As of June 30, 1997 the Company has funded a total of $1,589,182.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1996 Compared to June 30, 1997

                                                          For the                                   For the
                                                     Three Months Ended                        Six Months Ended
                                                          June 30,                                  June 30,
                                                     ------------------                        ----------------
                                                     1996          1997                        1996        1997
                                                     ----         -----                        ----        ----
(Thousands)

Revenues -  Products and Services
     Microspheres & Lab Services                     $82           $74                         $153        $143
     Fat Sequestration - License Fees
           and Royalties                               -             -                           90           -
                                                     ---          ----                         ----        ----
                                                      82            74                          243         143

Cost of Revenues
Microspheres & Lab Services                           44            15                           81          52
 Fat Sequestration  License Fees
        And Royalties                                  -             -                            -           -
                                                     ---          ----                         ----        ----
                                                      44            15                           81          52
Gross Margin Product & Services                       38            59                          162         138
                                                     ---          ----                         ----        ----
Revenues - Lease Operations                           97             -                          194          90
Cost of Revenues - Lease operations                   84            72                          204         144
                                                     ---          ----                         ----        ----
    Gross margin - lease operations                  $13          $(72)                        $(10)       $(54)
                                                     ---          ----                         ----        ----

For the three and six months ended June 30, 1997, revenues from products and services were approximately $74,000 and $143,000, a decrease of 9.7% and 41.1%, respectively, over the same periods in 1996. The decrease was due to the termination of the fat sequestrant license agreement with KCD which during the first three months of 1996 had generated approximately $90,000 in license revenues.

     Revenues from product and services decreased approximately $8,000 or 9.7% and $10,000 or 6.5% from prior year for the three months and six months respectively ending June 30, 1997. The decrease in the quarter as well as the six months ended June 30, 1997 was due to a temporary shortage of product to ship to customers.

     The overall cost of revenues for products and services as a percentage of sales for the three and six months ended June 30, 1997 were 20.3% and 36.4% respectively, compared to 53.6% and 33.3% for 1996. The decrease in the cost of revenues for the three month period ended June 30, 1997 compared to the same period prior year is a result of a reduction in repair costs to the Company's flow cytometer. The increase in cost of revenues as a percentage of sales for the six months ended June 30, 1997 resulted primarily from absence of license revenues from KCD.

     Research and development expense decreased approximately $55,065 or 75.4% for the three month period ended June 30, 1997 from the comparable 1996 period due reductions in personnel. The decrease in the six month period ended June 30, 1997 of $48,288 from the comparable period in 1996 was a result of the expenditure reduction in personnel that was discussed above.

     SG&A expense increased to $286,200 from $275,351 or 3.9% over prior year for the three months ended June 30, 1997. This increase is due to fees incurred in securing capital. For the six months ended June 30, 1997, SG&A decreased to $570,151 from $621,899 in 1996, a reduction of 8.3%. The decrease was a result of restructuring and down sizing of operations which includes reductions in accounting fees, salaries, wages, selling and marketing expenses, and shareholder expenses.

     Interest expense for operations for the three month period ended June 30, 1997 was $36,585 compared to $60 for the comparable three month period prior year. The increase for the six month period ended June 30, 1997 was $58,088 from the comparable 1996 period. The increase resulted from interest due on convertible notes which were issued during the six month period ending June 30, 1997.

     Interest income decreased to approximately $94 for the second quarter of 1997 compared to $3,570 for 1996. For the six months ended June 30, 1997 interest income decreased to $331 from $6,700 from the comparable 1996 six month period. The decreases were due to interest earned on an outstanding note receivable from a shareholder and an outstanding note receivable from the sale of stock.

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

Liquidity and Capital Resources
-------------------------------

     The Company has received capital for operations and research from private investors, through issuance of private party debt, bank financing and from licensing and product sales. Currently, revenues generated from licensing and product sales have been insufficient to cover operating expenses, research and development, costs of litigation, construction costs and patent development costs. As a result, in order to sustain operations, the Company has been dependent on private placements of securities, bank debt, loans from private investors and the exercise of warrants. To correct this imbalance, management has made cuts and changes in the Company's operations in an effort to reduce operating expense. Until such time as the Company can increase revenues, the Company will continue to be dependent on private or institutional investment capital to support a large percentage of the planned 1997 operations. Historically, the Company has been able to generate private placement funds to provide capital for operations and growth. During 1995 and 1996, new management was responsible for approximately $2,500,000 in private placements of debt and equity. Subsequent to December 31, 1996, an additional $1,358,773 has been raised. However, there can be no assurances that private or other capital will continue to be available, or that revenues will increase to meet the Company's cash needs. Additionally, there can be no assurance that a sufficient amount of the Company's securities can or will be sold or that any warrants will be exercised to fund any operating needs of the Company or its research and development programs. (Even assuming all of the warrants outstanding as of June 30, 1997 with exercise prices at or below the current market price of the common stock were to be exercised, the total gross proceeds to the Company from such exercise would be insignificant).

     As of June 30, 1997, the Company's working capital position declined to a negative $1,856,871 from a negative $1,208,741 at December 31, 1996 primarily as a result of funding pending acquisitions and the note on the MRI equipment totaling $989,381. At June 30, 1997, the Company's cash position had decreased to $59,463 from $192,421 at December 31, 1996.

     At June 30, 1997, the Company had assets of $1,988,718 compared to $1,902,888 on December 31, 1996. In addition, the Company had a total shareholders' deficit of $1,945,320 on June 30, 1997 compared to $962,781 on December 31, 1996, an increase of $982,539. The increase was the result of a net loss from operations of $1,432,538, which included losses of $734,601 resulting from the funding of pending acquisitions offset by $450,000 from the issuance of common stock under Regulation S. Payments on a long term note with a balance of $1,162,679 (including interest currently due of $42,494) as of June 30, 1997 of which $403,144 is due within the next twelve months had been assumed by the Company as part of its acquisition of VMI, this note is secured by guaranteed lease payments of an equivalent amount.

ITEM 3.  LEGAL PROCEEDINGS

           SEC Proceedings
           ---------------

     In July 1993 the Company formed an independent committee of its Board of Directors to determine whether certain prior private placements of the Company's securities complied with all of the registration requirements of federal and state securities laws. In certain prior private placements, a total of approximately 2,506,982 shares of the Company's common stock was issued to a smaller number of individuals. Those issuances were structured in reliance upon the advice of the Company's then securities counsel, and the Company believes that these issuances, standing alone, would have qualified for exemptions from registration under federal and state securities laws. However, certain subsequent resale's of these shares, commencing in June 1992, by the original purchasers or their transferees, to a total of approximately 330 investors, raised an issue as to whether a technical distribution occurred that might have required either the original issuances or the resales to have been registered. All of the foregoing resales were either directly effected or arranged for by Clark M. Holcomb.

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

     In October 1995, the staff of the SEC advised the Company that it was considering filing a civil injunctive action against the Company and Dr. William Shell for alleged violations of the registration provisions of the federal securities laws. The alleged violations related to the sale by the Company of unregistered shares of its common stock which involved a series of resales of these shares that were either directly effected or were arranged for by Clark Holcomb. These transactions have been the subject of an SEC investigation which was previously disclosed by the Company.

     The SEC disclosed in 1995 that it was seeking permanent injunctive relief against the Company concerning the above matters. The Company entered into a consent decree with the SEC in which in the Company, without admitting or denying any wrongdoing, would be enjoined from violating the registration provisions of the federal securities laws in the future. This consent agreement was accepted by the SEC in June, 1997. No monetary penalties were assessed against Interactive.

     Federal Trade Commission Proceedings
     ------------------------------------

     The Seattle Regional Office of the Federal Trade Commission had advised the Company that the staff believed that the Company's fat sequesterant product, which was marketed by KCD, a former licensee, under the name "SeQuester," had been improperly represented in advertising claims, and that the sequesterant product, when previously marketed by the Company under the name "Lipitrol", also was improperly represented in advertising claims. The FTC indicated that it was prepared to recommend that a complaint be filed against the licensee, the Company and certain individuals in connection with the foregoing. Subsequently the Company and the FTC agreed upon a proposed settlement in this matter in which the Company would consent to a permanent injunction prohibiting it from making misrepresentations relating to weight loss or weight reduction products or services, or with respect to tests or studies relating to such programs or services. In addition, the Company would pay consumer redress to the FTC in an aggregate amount of $35,000 over a period of twelve months. The Company's Board of Directors voted to accept the proposal in March 1996, which was be formally approved by the FTC on June 16, 1997.

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

      Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of June 30, 1997.

     While the ultimate outcome of these issues, if claims were asserted and litigated, is complicated and not free from doubt, management with the advice of legal counsel believes, on the basis of the facts currently known, that it is not probable that the Company would have any material liability. However, there can be no assurance that the Company will prevail in any of the above proceedings. Also the Company may be required to continue to defend itself resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing an unfavorable settlement or judgment could be awarded against the Company which could have a material adverse effect upon the Company

      The Company currently has no firm commitments for material capital expenditures, with any such future commitments being dependent upon the availability of funds. The Company does not anticipate that future compliance with existing environmental and occupational safety regulations will have a significant impact on its capital expenditures or on its financial condition or future operating results.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Exhibits

         27  Financial Data Schedule

     (b) The Company filed the following Reports on form 8-K:

         1. Form 8-K dated March 17, 1997, reporting Common Stock and Convertible debentures Issuance.

         2. Form 8-K dated July 21, 1997, reporting pursuant to an Acquisition Agreement between the Company and Nutra Quest, Inc., a Nevada Corporation, the Company purchased from Nutra Quest all its issued and outstanding shares of common stock.

                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     INTERACTIVE MEDICAL TECHNOLOGIES LTD.
                    --------------------------------------
                                 (Registrant)



Date:     August 19, 1997                By: /s/ STEVEN R. WESTLUND
     ----------------------------            ---------------------------
                                               Steven Westlund
                                               (Chief Executive Officer)


Date:     August 19, 1997                By: /s/ PETER T. BENZ
     ----------------------------            ---------------------------
                                               Peter T. Benz
                                               (President)



Date:     August 19, 1997                By: /s/ OWEN M. NACCARATO
     ----------------------------            ---------------------------
                                               Owen M. Naccarato
                                               (Chief Financial Officer)