Form 10QSB
period 1997-09-30
INTERACTIVE MEDICAL TECHNOLOGIES LTD
filed 1997-11-19
CIK 822997

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

           For the quarterly period ended    September  30, 1997
                                            --------------------------

                                       OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                        Commission file number  0-21384
                                               ---------

                     INTERACTIVE MEDICAL TECHNOLOGIES LTD.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        13-3367421
-------------------------------                       -----------------------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                         identification number)

  2139 Pontius Avenue, Los Angeles , California                        90021
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X       No ___
                                              ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
           Class of Common Stock                    September 30, 1997
           ---------------------                    ------------------
              $.001 par value                       69,066,761 shares

Transitional Small Business Disclosure Format      Yes      No  X
                                                      -----   -----

Number of sequentially numbered pages in the document: 21
                                                       --

                                  FORM 10-QSB
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                     INTERACTIVE MEDICAL TECHNOLOGIES LTD.

                                     Index

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
     Item 1. Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at
              December 31, 1996 and September 30, 1997 (unaudited)           3

             Condensed Consolidated Statements of Operations
              for the three and nine months ended September 30,
              1996 (unaudited) and 1997 (unaudited)                          5

             Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1996 (unaudited)
              and 1997 (unaudited)                                           6

             Notes to Condensed Consolidated Financial Statements            7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.                 14


PART II. - OTHER INFORMATION

     Item 1. Legal Proceedings                                              17

     Item 4. Submission of Matters of a Vote to Security Holders            19

     Item 5. Other Information                                              19

     Item 6. Exhibits and Reports on Form 8-K                               20

Signatures                                                                  21

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

             INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 1996 and September 30, 1997

                                     ASSETS
                                     ------

                                                          December 31,   September 30,
                                                              1996           1997
                                                          ------------   -------------
                                                                          (unaudited)

CURRENT ASSETS
  Cash                                                      $  192,421          12,850
  Accounts receivables                                          15,897          68,340
  Lease receivables                                            226,448         317,039
  Prepaid expense                                               60,874          60,874
                                                            ----------       ---------
    Total Current Assets                                       434,766         459,103

PROPERTY, EQUIPMENT AND LEASEHOLD
 IMPROVEMENTS, at cost, net of accumulated
 Depreciation of $1,747,219 in 1996 and $2,107,569
 In 1997
 Total property, equipment and leasehold
     Improvements, net                                       1,097,590         791,152

OTHER ASSETS
Patents, net of accumulated amortization of $131,554
 In 1996 and $149,619 in 1997                                  265,399         247,334

Investment in pending acquisitions (Note 4)                     70,000         769,216

Deposits and other assets                                       35,133          30,264
                                                            ----------       ---------
   TOTAL ASSETS                                             $1,902,888       2,297,069
                                                            ----------       ---------

              See the accompanying notes to these consolidated statements

             INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 1996 and September 30, 1997

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

                                                               December 31,        September 30,
                                                                  1996                 1997
                                                              -------------       --------------
                                                                                    (unaudited)
CURRENT LIABILITIES
 Loans payable                                                  $     78,330           78,330
 Convertible note payable                                            106,001          333,945
 Current portion of notes payable - MRI equipment                    454,716          454,716
 Accrued compensation and payroll taxes                              145,065          168,808
 Professional services and other accrued expenses                    227,604          219,279
 Trade payables and other accrued expenses                           215,292          269,703
 Royalties payable                                                   238,186          195,050
 Reg S convertible notes                                                   -          204,720
 Income taxes payable                                                  7,946            8,746
 Interest payable - note payable - MRI equipment                      63,799           87,502
 Interest payable - convertible note                                  27,116          102,807
 Deferred rent                                                         8,460            8,460
  Other accrued liabilities                                           70,992          167,066
                                                                ------------      -----------
   Total Current Liabilities                                       1,643,507        2,299,132

LONG TERM NOTES PAYABLE, net of current portion (Note 3)
 Note payable - MRI equipment                                        654,162          654,162
 Convertible notes                                                   568,000        1,037,655
                                                                ------------      -----------
   Total Liabilities                                               2,865,669        3,990,949

COMMITMENT AND CONTINGENCIES (Note 5)

SHAREHOLDERS' DEFICIT
     Common stock, authorized 100,000,000 shares
  of $.001 par value; issued and outstanding
  69,066,761 in 1997 and 50,654,872 in 1996                           45,655           61,881
  Additional paid-in-capital                                      16,456,437       17,457,445
  Accumulated deficit                                            (17,464,873)     (19,215,206)
                                                                ------------      -----------
   Total Shareholders' Deficit                                      (962,781)      (1,693,880)
                                                                ------------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS;
 DEFICIT                                                        $  1,902,888        2,297,069
                                                                ------------      -----------

             See the accompanying notes to these consolidated statements

             INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1997
                                  (unaudited)

                                                                 For the                      For the
                                                           Three Months Ended             Six Months Ended
                                                              September 30,                 Septemeber 30,
                                                      --------------------------     --------------------------
                                                          1996           1997            1996           1997
                                                      -----------     ----------     -----------    -----------
REVENUES
Products and Services                                 $   200,452     $    72,392    $   443,526    $   215,778
Lease Rentals                                              97,081               -        281,242         90,590
                                                      -----------     -----------    -----------    -----------
                                                          297,533          72,392        734,768        306,368
COSTS and EXPENSES
Cost of Revenues
   Product and Services                                    66,502          54,706        147,545        106,689
   Lease                                                   72,126          72,126        216,378        216,378
                                                      -----------     -----------    -----------    -----------
                                                          138,628         126,832        363,923        323,067

Research and development                                   71,177           5,156        199,804         85,495
Selling, general and administrative                       498,356         234,311      1,120,255        804,462
                                                      -----------     -----------    -----------    -----------
   Total Expenses                                         708,161         366,299      1,683,982      1,213,024
                                                      -----------     -----------    -----------    -----------
Loss from Operations                                     (410,628)       (293,907)      (949,214)      (906,656)

INTEREST EXPENSE and OTHER
Interest expense - other                                    6,952          19,292          9,880         80,308
Interest expense - lease operations                        28,072               -         88,299         23,703
Interest Income                                            (3,802)          2,264        (10,502)         2,264
Net Losses on pending acquisition                          35,000                         35,000        734,601
                                                      -----------                    -----------    -----------
   Total interest expense and other                        66,222          21,887        122,677        840,876
                                                      -----------     -----------    -----------    -----------
Loss before provision for state
 Income  tax                                             (476,850)       (315,794)    (1,071,889)    (1,747,532)

Provision for state income taxes                              800               -          4,800            800

NET LOSS                                                 (477,650)       (315,794)    (1,076,689)    (1,748,332)
                                                      -----------     -----------    -----------    -----------
Weighted average shares outstanding                    45,875,066      61,394,301     38,621,477     52,393,463
                                                      -----------     -----------    -----------    -----------
Net loss per share                                    $      0.01     $      0.01    $      0.09    $      0.03
                                                      -----------     -----------    -----------    -----------

                     See the accompanying notes to these consolidated statements

             INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE AND NINE  MONTHS ENDED SEPTEMBER 30, 1996 and 1997
                                  (unaudited)

                                                                  For the
                                                         Nine Months Ended September 30,
                                                         ------------------------------
                                                              1996            1997
                                                         ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                  $(1,076,689)    $(1,748,332)
Adjustments to reconcile net loss to net cash
   (used in) operating activities:
     Depreciation and amortization                            271,581         327,276
Decrease (increase) in:
     Accounts receivable                                      (17,363)        (52,443)
     Lease receivable                                         (66,306)        (90,591)
     Inventories                                             (109,800)
     Prepaid expenses                                          (7,112)        (60,874)
     Increase (decrease) in:
     Professional fees and other payables                    (249,677)         99,024
     Accrued compensation                                     (16,761)         23,743
     Deferred Rent                                             (2,820)              -
     Income taxes payable                                       2,019             800
     Interest payable                                          27,837          99,394
                                                         ------------    ------------
          Net cash used in operating activities            (1,245,091)     (1,402,003)
                                                         ------------    ------------
CASH FLOWS USED IN INVESTING ACTIVTIES
     Investment in Nutra Quest                               (122,504)       (699,217)
     Expenditures for property, equipment and
      Leasehold improvements                                  (71,463)         (2,773)
                                                         ------------    ------------
          Net cash used in investing activities              (193,967)       (701,990)
CASH FLOWS FROM FINANCING ACTIVITES
     Decrease in Deposits                                           -           4,868
     Payments on notes payable                                (10,170)              -
     Payments on long term note                               (48,524)              -
     Proceeds from loans payable                              258,379               -
     Proceeds from issuance of convertible notes                    -         902,319
     Proceeds from issuance of common stock                 1,104,818       1.017,235
                                                         ------------    ------------
          Net cash provided by financing activities         1,304,503       1,924,422
                                                         ------------    ------------
NET INCREASE (DECREASE) IN CASH                              (134,555)       (179,571)
                                                         ------------    ------------
CASH, beginning of period                                     374,128         192,421
                                                         ------------    ------------
CASH, end of period                                      $    239,573    $     12,850
                                                         ------------    ------------

          See the accompanying notes to these consolidated statements

             INTERACTIVE MEDICAL TECHNOLOGIES LTD. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                               September 30, 1997

1.  Significant Risks
    -----------------

     The Company has incurred net losses of $3,978,579 and $2,066,727 for the years ended December 31, 1995 and 1996, respectively and an additional loss of $315,794 and $1,748,332 for the three and nine months ended September 30, 1997. The continuing losses are the result of unprofitable operations, excessive general and administrative expense and start up costs associated with the pending acquisition of Nutra Quest (which was reported as acquired in July
1997), as well as the costs of being a publicly reported company. The accumulative effect of the continuing losses have adversely affected the liquidity of the Company. Future losses will likely negatively impact the Company's ability to raise future working capital.

      As of September 30, 1997, the Company had an accumulated deficit of $19,215,206 and negative working capital of $1,840,029. In addition, the Company remains subject to various business risks including but not limited to its ability to maintain vendor and supplier relationships by paying bills when due, and overcoming future and ongoing product development, distribution and marketing issues.

      The Company's condensed consolidated financial statements have been prepared on the assumption the Company will continue as a going concern. The Company has suffered recurring losses from operations, has an accumulated deficit, has negative working capital and faces product development and distribution issues that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

      The results of these efforts produced a research grant for the National Institute of Health (NIH) to help finance ongoing contrast microshpere studies, a strategic partner agreement which includes a provision for funding advanced pre-clinical and FDA studies as well as outlining a basic manufacturing and distribution understanding. Additionally, the Company had pending the acquisition of two consumer products companies, each with a number of ready to market personal care and nutritional consumer products. The acquisition of the personal care product line company did not go through as a result of to the personal care company not meeting certain key criteria necessary for the acquisition to be successful. The nutritional products company (Nutra Quest, Inc.)

acquisition was completed in July 1997, with the Company funding its initial distribution phase. The funding advanced during this start up phase was provided under a "Proposed Acquisition" agreement. Proforma financials for Nutra Quest, Inc. will be included in the period ending December 31, 1997.

      On October 24, 1997, a letter of intent was signed to merge Interactive Medical Technologies, Ltd. with Kaire International, Inc. ("Kaire"), a network marketing firm based in Colorado. Best known for its introduction of Pycnogenol to network marketing in 1994, Kaire currently markets more than 35 products to an active network of approximately eighty thousand (80,000) home based distributors. The final agreement has not been signed as of this filing.

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

      The Company carries no direct product liability insurance, relying instead on the coverage afforded by its distributors and the manufacturers from whom it obtains products. These coverages directly protect the insured that pay the premiums and only secondarily the Company. There is no assurance that such coverages will adequately cover any claims that may be brought against the Company. In addition, the Company does not have any general liability coverage.

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

      In the opinion of the management the accompanying consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at September 30, 1997, the results of its operations for three and nine months ended September 30, 1996 and 1997 and the cash flows for nine months ended September 30, 1996 and 1997. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1996 Form 10-KSB.

      The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1997.

        Income Taxes
        ------------

      Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of state income taxes currently due. No federal income taxes are due as a result of the Company's net operating loss carryforwards.

        Loss Per Share
        --------------

      Loss per share is based upon weighted average number of common shares outstanding during the periods.


3.      Capital Transactions and Long Term Debt
        ---------------------------------------

      The Company's magnetic resonance imaging (MRI) system (the "Unit") currently is installed in a mobile van at an operating site in Jefferson Valley, New York and has been in use since September 1992 and is leased to Tri-County Mobil MRI, L.P. ("Tri-County"), whose general partner is Diagnostics Resource Funding. This lease provides for monthly payments of $37,926 to Venus Management, Inc. ("VMI") through August 1999 and $68,589 in September 1999 (with such payments being guaranteed by Medical Funding of America, Inc., "MFA"), and VMI is required to make monthly installment payments (which includes interest at 10.5% per annum on the unpaid principal balance) for the Unit to a third party finance company of $32,360 through August 1999 and $68,589 in September 1999. As of September 30, 1997, the balance of this debt aggregated is $1,082,797. This lease provides for a purchase option at the expiration of the initial term of such lease equal to the then fair market value of the Unit.

      Venus Management, Inc. ("VMI") and Medical Management, Inc. ("MMI") entered into an agreement on or about October 9, 1997 whereby VMI transferred (with the consent of Siemens Credit Corporation) its entire interest and obligations in the magnetic resonance imaging system contract to MMI. In addition to being released from the contract, VMI agreed that all Uniform Commercial Code financing statements covering the equipment and filed against VMI, shall remain filed until satisfaction of all obligations under the contract.

      During the quarter ended March 31, 1997, a subscription was placed for 5,000,000 common shares at $.09 per share and warrants to purchase an additional 3,000,000 at $.09. The shares were issued under the transaction exemption afforded by Regulation S.

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

      During the quarter ended June 30, 1997, the Company placed $240,000 in Convertible Debentures due 365 days and $250,000 in Convertible Debentures due three years from date of subscription, bearing interest at 10% per annum and convertible (including accrued interest) at any time by the buyer into Company's common stock at a conversion price to be calculated by applying a 35% discount to the market price based upon the average bid price of the Company's common stock for the 5 day period immediately prior to conversion, with a floor of $.08 and a ceiling of $.14 per share, in reliance upon the transaction exemption afforded by Regulation S.

      During the quarter ended September 30, 1997, the company received $433,214 in funds derived from subscription agreements under both Regulation S and Regulation D. An additional $44,000 was received upon the exercise of a Convertible Debenture with shares being issued in reliance upon the transaction exemption afforded by Regulation S.

      In April 1997, as a result of a Special Shareholder Meeting, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000.

4.   Pending Acquisitions
     --------------------

      On May 17, 1996, the Company made a proposal to acquire all of the assets, subject to liabilities, of Pastels International, Inc. ("Pastels"), a private California company that has developed and distributes several beauty and skin care formulations sold commercially. During the quarter ended June 30, 1997 this acquisition was terminated as a result of Pastels not meeting certain key criteria necessary for the acquisition to be successful. Under the proposal, the Company was obligated to pay Ms. Cecilia Lascu, Pastels' founder and sole shareholder, a total of $250,000 and warrants to purchase 500,000 shares of the Company's common stock exerciseable for a period of 5 years at $.15 per share, subject to the achievement of certain performance criteria. It was decided not to proceed with the proposed acquisition. Prior to June 30, 1997, the Company had advanced $272,437 to Pastels. These advances have been expensed in full.

      The Company had one other pending acquisition for Nutra Quest Inc. The Company was obligated to pay a total of $600,000 for all of Nutra Quest issued and outstanding shares, of which $200,000 was to be paid in cash over a period of 15 months, subject to Nutra Quest achieving certain predetermined levels of gross sales within specific time period, and the balance of $400,000 was payable in shares of the Company's common stock valued at $.15 per share. The total number of shares payable to Nutra Quest was also subject to Nutra Quest achieving set performance goals. The acquisition was reported completed in July 1997. As of March 31, 1997, $1,038,733 had been advanced on the acquisition of which $80,000 has been capitalized, $454,551 was expensed for the year ended December 31, 1996 and $504,182 was expensed during the three months ended March
31, 1997.   During the three months ended June 30, 1997 an additional $556,912 was advanced to Nutra Quest, of which $200,000 was expensed and $356,912 was capitalized. Nutra Quest was advanced $332,304 during the three months ended September 30, 1997, of which the full amount was capitalized.

      On October 24, 1997, a letter of intent was signed to merge Interactive Medical Technologies, Ltd. with Kaire International, Inc. ("Kaire"), a network marketing firm based in Colorado. Best known for its introduction of Pycnogenol to network marketing in 1994, Kaire currently markets more than 35 products to an active network of approximately eighty thousand (80,000) home based distributors. The final agreement has not been signed as of this filing.

5.      Contingencies
        -------------

               SEC Proceedings Settled
               -----------------------

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

     Federal Trade Commission Proceedings Settled
     --------------------------------------------

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

      On or about October 17, 1997, the CEO of Nutra Quest, Inc., a wholly owned subsidiary of Interactive Medical Technologies, Ltd. ("IMT") was terminated. On or about that time, the terminated CEO took possession of and removed certain company financial and administrative records of the company and is disputing IMT's ownership of Nutra Quest, Inc. This matter is currently in litigation whereby IMT has obtained a restraining order whereby the terminated CEO cannot represent himself as being connected with Nutra Quest, Inc. and for the return of company records. All remaining matters in this litigation are expected to be settled some time in November 1997. The dollar value of the remaining assets in the possession of the terminated CEO are not of material value to the operations of the company. Proforma financial statements will be reported once the litigation is settled.

      Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of September 30, 1997.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Company is currently funding the startup phase of Nutra Quest, Inc., a network marketing company acquired in 1996. This acquisition, which was reported finalized in July 1997, represents a significant opportunity for future growth in both revenues and income. In April 1997, Nutra Quest began distribution of "Royal Hawaiian Noni", a natural fruit used for restoring and regenerating the body. The Noni fruit, which is based on Morinda Citrifolia, has a 2000 year history of use with Tahitian and Hawaiian people. The Company
has funded Nutra Quest Inc. under a "Proposal to Acquire".   As of September 30,
1997, under the proposal to acquire, the Company has funded Nutra Quest, a total of $1,921,486.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1996 Compared to September 30, 1997

                                                         For the           For the
                                                       Three Months      Nine Months
                                                          Ended             Ended
                                                       September 30,    September 30,
                                                       -------------    -------------
                                                        1996   1997     1996     1997
                                                        ----   ----     ----     ----
($ Thousands)
Revenues - Products and Services
     Microspheres & Lab Services                        $201   $  72    $ 354    $ 216
     Fat Sequestration - License Fees
           and  Royalties                                  -       -       90        -
                                                        ----   -----    -----    -----
                                                         201      72      444      216

Cost of Revenues
Microspheres & Lab Services                               67      55      148      106
 Fat Sequestration - License Fees
        And Royalties                                      -       -        -        -
                                                        ----   -----    -----    -----
                                                          67      55      148      106
Gross Margin Product & Services                          134      17      296      110
                                                        ----   -----    -----    -----

Revenues - Lease Operations                               97       -      291       90
Cost of Revenues - Lease operations                      100      72      304      216
                                                        ----   -----    -----    -----
Gross margin - lease operations                         $  3     (72)    ($13)    (126)
                                                        ----   -----    -----    -----

     For the three and nine months ended September 30, 1997, revenues from products and services were approximately $72,000 and $216,000, a decrease of $129,000 or 64.1% and $228,000 or 51.3%, respectively, from the same periods in 1996. The decrease was for the three months ended September 30, 1997 was due to the recording of approximately $97,000 in 1996 third quarter of revenues from Pastels and Nutra Quest (1997 does not include revenues from Pastels and Nutra Quest). The nine month decrease is partially due to the termination of the fat sequestrant license agreement with KCD which during the first three months of 1996 had generated approximately $90,000 in license revenues with the remaining decrease a result of the revenues recorded for Pastels and Nutra Quest in the third quarter of 1996.

     The overall cost of revenues for products and services as a percentage of sales for the three and nine months ended September 30, 1997 were 76.3% and 49.1% respectively, compared to 33.3% and 33.3% for 1996. The increase in cost of revenues as a percentage of sales for the three and nine months ended September 30, 1997 resulted primarily from absence of license revenues from KCD and revenues from Pastels and Nutra Quest.

     Research and development expense decreased approximately $66,021 or 92.6% for the three month period ended September 30, 1997 from the comparable 1996 period due reductions in personnel. The decrease in the nine month period ended September 30, 1997 of $114,309 or 57.2% from the comparable period in 1996 was a result of the expenditure reduction in personnel that was discussed above.

     SG&A expense decreased to $234,311 from $498,356 or 53.0% over prior year for the three months ended September 30, 1997. This decrease is due to the effects of cost reduction programs implemented during the current quarter. For the nine months ended September 30, 1997, SG&A decreased to 804,462 from $1,102,255 or $315,793 in 1996, a reduction of 28.2%. The decrease was a result of restructuring and down sizing of operations which includes reductions in accounting fees, salaries, wages, selling and marketing expenses, and shareholder expenses.

     Interest expense for operations for the three month period ended September 30, 1997 was $19,292 compared to $6,952 for the comparable three month period prior year. The increase for the nine month period ended September 30, 1997 was $70,428 from the comparable 1996 period. The increase resulted from interest due on convertible notes which were issued during the nine month period ending September 30, 1997.

     Interest income for the third quarter of 1997 was $0 compared to $3,802 for 1996. For the nine months ended September 30, 1997 interest income decreased to $0 from $10,502 from the comparable 1996 six month period. The decreases were due to 1996 interest earned on an outstanding note receivable from a shareholder and an outstanding note receivable from the sale of stock.

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


Liquidity and Capital Resources
-------------------------------

     The Company has received capital for operations and research from private investors, through issuance of private party debt, bank financing and from licensing and product sales. Currently, revenues generated from licensing and product sales have been insufficient to cover operating expenses, research and development, costs of litigation, construction costs and patent development costs. As a result, in order to sustain operations, the Company has been dependent on private placements of securities, bank debt, loans from private investors and the exercise of warrants. To correct this imbalance, management has made cuts and changes in the Company's operations in an effort to reduce operating expense. Until such time as the Company can increase revenues, the Company will continue to be dependent on private or institutional investment capital to support a large percentage of the planned 1997 operations. Historically, the Company has been able to generate private placement funds to provide capital for operations and growth. During 1995 and 1996, new management was responsible for approximately $2,500,000 in private placements of debt and equity. Subsequent to December 31, 1996, an additional $1,924,422 has been raised. However, there can be no assurances that private or other capital will continue to be available, or that revenues will increase to meet the Company's cash needs. Additionally, there can be no assurance that a sufficient amount of the Company's securities can or will be sold or that any warrants will be exercised to fund any operating needs of the Company or its research and development programs. (Even assuming all of the warrants outstanding as of September 30, 1997 with exercise prices at or below the current market price of the common stock were to be exercised, the total gross proceeds to the Company from such exercise would be insignificant).

     As of September 30, 1997, the Company's working capital position declined to a negative $1,840,029 from a negative $1,208,741 at December 31, 1996 primarily as a result of funding pending acquisitions and the note on the MRI equipment totaling approximately $989,381. The stock subscriptions and convertible notes will be converted to equity over the next four quarters. At September 30, 1997, the Company's cash position had decreased to $12,850 from $192,421 at December 31, 1996.

     At September 30, 1997, the Company had assets of $2,297,069 compared to $1,902,888 on December 31, 1996. In addition, the Company had a total shareholders' deficit of $1,693,880 on September 30, 1997 compared to $962,781 on December 31, 1996, an increase of $731,099. The increase was the result of a net loss from operations of $1,748,332, which included losses of $734,601 resulting from the funding of pending acquisitions. The balance of $1,082,797 as part of September 30, 1997 liabilities is a note for MRI equipment which had been assumed by the Company as part of its acquisition of VMI. This note has been assigned to Medical Management,

Inc. as of October 9, 1997. The assignment is a complete transfer of VMI's interest and obligations in the contract.


                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

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

      On or about October 17, 1997, the CEO of Nutra Quest, Inc., a wholly owned subsidiary of Interactive Medical Technologies, Ltd. ("IMT") was terminated. On or about that time, the terminated CEO took possession of and removed certain company financial and administrative records of the company and is disputing IMT's ownership of Nutra Quest, Inc. This matter is currently in litigation whereby IMT has obtained a restraining order whereby the terminated CEO cannot represent himself as being connected with Nutra Quest, Inc. and for the return of company records. All remaining matters in this litigation are expected to be settled some time in November 1997. The dollar value of the remaining assets in the possession of the terminated CEO are not of material value to the operations of the company. Proforma financial statements will be reported once the litigation is settled.

      Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of September 30, 1997.

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


ITEM 5.   OTHER INFORMATION

Termination of Nutra Quest, Inc. Chief Executive Officer
--------------------------------------------------------

      On or about October 17, 1997, the CEO of Nutra Quest, Inc., a wholly owned subsidiary of Interactive Medical Technologies, Ltd. ("IMT") was terminated. On or about that time, the terminated CEO took possession of and removed certain company financial and administrative records of the company and is disputing IMT's ownership of Nutra Quest, Inc. This matter is currently in litigation whereby IMT has obtained a restraining order prohibiting the terminated CEO from representing himself as being connected with Nutra Quest, Inc. and for the return of company records. All remaining matters being litigated in this action are expected to be settled some time in November 1997. The dollar value of the assets in the possession of the terminated CEO are not of material value to the operations of the company. Proforma financial statements will be reported once the litigation is settled.

Letter of Intend Signed to Merge With Kaire International, Inc.
---------------------------------------------------------------

      On October 24, 1997, a letter of intent was signed to merge Interactive Medical Technologies, Ltd. with Kaire International, Inc. ("Kaire"), a network marketing firm based in

Colorado. Best known for its introduction of Pycnogenol to network marketing in 1994, Kaire currently markets more than 35 products to an active network of approximately eighty thousand (80,000) home based distributors. The final agreement has not been signed as of this filing.

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

                INTERACTIVE MEDICAL TECHNOLOGIES LTD.
              -----------------------------------------
                  (Registrant)



Date:  11/18/97                   By: /s/ STEVEN R. WESTLUND
       -------------------------      --------------------------
                                      Steven Westlund
                                      (Chief Executive Officer)



Date:  11/18/97                   By: /s/ PETER T. BENZ
       ------------------------       --------------------------
                                      Peter T. Benz
                                      (President)



Date:  11/18/97                   By:  /s/ OWEN M. NACCARATO
       -------------------------       -------------------------
                                       Owen M. Naccarato
                                       (Chief Financial Officer)