Form 10KSB40
period 1997-12-31
KAIRE HOLDINGS INC
filed 1999-02-22
CIK 822997

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

     (MarkOne)
[X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______________ to _______________

                        Commission file number  0-21384
                                               ---------

                          KAIRE HOLDINGS INCORPORATED
                -----------------------------------------------
                (Name of small business issuer in its charter)

            Delaware                                    13-3367421
-------------------------------                  -----------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

2139 Pontius Avenue, Los Angeles , California              90025
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
Yes     No  X
    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                  ---

The issuer had revenues of $292,750 for the fiscal year ended December 31, 1997.

The aggregate market value of the voting stock held by non-affiliates on September 28, 1998 was approximately $294,280 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of Sept 28, 1998, 12,794,788 shares of the issuer's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's report on Form 8-K dated March 23, 1998: Items 4, 5 and 7

The Company's report on Form S-8 dated January 9, 1998: Part II

The Company's report on Form 8-K dated December 23, 1997: Items 1 and 2

The Company's report on Form S-8 dated November 24, 1997: Part II

The Company's report on Form 8-K dated July 21, 1997: Items 2 and 7

The Company's report on Form S-8 dated July 18, 1997: Part I

Transitional Small Business Disclosure Format  Yes       No  X
                                                   ---      ---

                                     PART I

ITEM 1.        Description of Business

General Business Development

     The Company, which was formerly known as Interactive Medical Technologies Ltd., was incorporated in Delaware in 1986. The Company provides non-radioactive diagnostic products and laboratory analysis services to private and government research facilities, academic centers, and hospitals engaged in studying the effects of experimental drugs and/or surgical procedures have on regional blood flow. The Company's products and services are sold through the Company's E-Z Trac division.

     In 1993, the Company acquired Venus Management, Incorporated, ("VMI") which was incorporated in New York on August 1, 1989. VMI's principle assets at the time were two MRI systems, one which was leased to an MRI service provider operating in New York and the second unit which was not operational. The non-operational unit was returned to the finance company upon which VMI received a release of claims agreement. Concerning the leased system, on or about March 1, 1995, VMI entered into a transfer of interest agreement with Siemens Credit Corp., Medical Funding of America ("MFA") and Tri-county whereby Kaire gave its corporate guaranty for all of Venus' obligations under this agreement. MFA defaulted on the loan and on April 2, 1997 Siemens Credit Corporation filed a civil action against Kaire for the accelerated amount due plus costs. Subsequently, a Transfer of Interest Agreement was drawn up between Venus Management, Siemens Credit Corporation and Medical Management, Inc. (NYSE symbol
CMI) whereby CMI would take over the lease and at the same time the legal action was put on hold. (see legal Proceedings).

     In May 1996, the Company made a proposal to acquire Pastels International, Inc. ("Pastels"), a private California personal care products company that manufactured several beauty and skin care formulations. Prior to June 1997, the Company decided not to proceed with the acquisition due to Pastels not meeting certain key performance criteria. The company had advanced $302,856 to Pastels, of which $272,437 was expensed in 1996 and the balance of $30,419 was expensed in 1997.

     In September 1996, the Company attempted to enter into an agreement to acquire Nutra Quest, Incorporated ("NQI"), a start-up network marketing company, which distributed food supplement and nutrition consumers products. Due to difficulties with NQI's CEO and management, the anticipated business growth expected by NQI never materialized which lead to the termination of NQI's CEO during the fourth quarter of 1997. Subsequently, the NQI CEO seized the Company's headquarters along with certain assets, thus permanently damaging NQI's business. As a result of these of chain of events, NQI operations were terminated during the fourth quarter of 1997. At this time any remaining distributor downlines were transferred to Kaire International and the remaining NONI inventory was also transferred to Kaire International, Inc. The Company funded NQI $2,0003,728 of which $502,728 and $1,501,000 was expensed in 1996 and 1997 respectively. (see Legal Proceedings).

     In December 1997 the Company entered into an agreement (the "Agreement") to acquire 80% of Kaire International, Inc. ("KII"), a network marketing firm based in Longmont, Colorado, with 1997 annual sales of approximately $31,000,000. In exchange for KII's Common Stock, the Agreement called for the Company to invest an initial $1,000,000 plus Company Common Stock, and to subsequently provide additional capital totaling $2,000,000 by the latter of February 15, 1998 or the completion of KII's year-end audit. Determining that the Company was not going to raise the additional capital needed by such dates, the Company and KII entered into an agreement whereby the Company assigned approximately two thirds of its equity position in KII to a third party, and the third party was to fund KII $2,000,000. For consideration, the Company received an option from KII repurchase the same number of KII shares that it had assigned to the third party $2,000,000. The Company was unable to raise the funds and the option expired on August 5, 1998. After the occurrence of these events, the Company owns 24% of KII. A write down of $2,632,003 in the KII investment was reflected in the Company's 1997 financial statements. KII filed an S-1 Registration Statement on February 11, 1998 and an Amended S-1 Registration Statements on July 10, 1998 and October 23, 1998. The Registration statement provides for the selling of 1,000,000 shares of KII at $6.00 a share. The under writer is the May Davis Group Incorporated, located in Baltimore, MD, and the attorney is Gusrae, Kaplan & Bruno located in New York, NY. Subsequent to the filing of the amended Registration Statement, KII decided not to proceed with the offering. On December 10, 1998, Natural Health Trends Corp., ("NHTC") (NASDAQ: Symbol NHTCC), announced it had signed an agreement as of November 24, 1998 to purchase certain assets of KII for a combination of Series E and Series F Preferred stock, Acquisition Warrants and a percentage of NHTC's net income for a period of five years. It is not known what effect the NHTC agreement will have on Kaire Holding's investment in KII, thus due to the uncertainty in Kaire Holding's ability to recover its investment in KII, its investment in KII was written off for the year ending December 1997.

     On February 19, 1998, Kaire Holdings, Incorporated changed its name from Interactive Medical Technologies, Ltd., changed its NASDAQ OTC BBS symbol to "KAHI" from "NONI" and reverse split its Common Stock at a ratio of seventy-five
(75) to one (1).

     In March 1998, the Company entered into an agreement to acquire 35% of Potomac Worldwide, Ltd., ("Potomac") a BVI company, and its primary subsidiary, Nanjing Potomak Beauty & Care Co. Ltd. ("Nanjing") located in Mainland China. Nanjing retails and wholesales health foods, household chemicals, cosmetics and shape forming underwear. A condition to this agreement was the Company's ability to cross license the sale of products between Potomac and Kaire International, Inc. Kaire Holdings, Inc.'s inability to meet that condition resulted in the voiding of the acquisition.

Business of Kaire Holdings Incorporated

     The Company markets three products, two of which are designed for animal blood flow studies, the E-Z Trac Ultraspheres and the NuFlow fluorescent microspheres. The third product is a service the Company provides for its clients which counts NuFlow fluorescent microspheres used in the blood flow studies and measures regional blood flow under laboratory conditions.

     The E-Z Trac Ultraspheres are microspheres designed for small research studies measuring regional blood flow. The NuFlow fluorescent microspheres are designed to measure regional blood flow for both small or large regional blood flow research studies using E-Z Trac's Investigative Partner Service ("IPS") to analyze the studies samples. The Company markets microsphere products to pharmaceutical companies, universities, hospitals and other academic centers engaged in regional blood flow studies o experimental drugs or surgical procedures.

E-Z Trac Ultrasphere Microspheres

     The E-Z Trac Ultrasphere colored microspheres are the Company's original product developed for regional blood flow studies. The raw materials necessary for the production of the colored microspheres are available from numerous sources. The microspheres are non-radioactive polystyrene spheres ranging from 3 to 200 microns in size. The Company treats and labels the microspheres in its laboratory based upon a proprietary trade secret process. Eight non-radioactive colored dyes are attached to the microspheres, giving them distinctive colors when viewed and counted using a light microscope. The patented process also involves a technology for separating the Ultrasphere from tissue and blood. The Company also sells the reagents that are used in this patented process. The Company's non-radioactive technique, has proven to be at least as accurate as the radioactive microspheres technique, and eliminates the need and additional cost required to dispose of radioactive waste. Other strengths offered by the Ultraspheres are that they are stable over time and include eight different colors that can be visualized simultaneously.

     Ultrasphere sales are made by the Company both directly to customers and through two distributors in the U.S. and Japan. The distributors are Triton Technology and Primetec respectively. Customers include Bowman Gray School of Medicine, New York, Texas A&M, Cornell and Columbia Universities, Rhode Island Hospital, Hospital du Sacre Coeur de Montreal, University of New South Wales and others.

Investigative Partner Services (IPS) with NuFlow Fluorescent Microspheres

     In connection with the development of NuFlow fluorescent microspheres, the Company established Investigator Partners Service ("IPS"). This service combines a national reference service with an automated laboratory analysis that includes counting the microspheres used in the blood flow studies. Here the Company offers a fast accurate method of measuring regional blood flow under laboratory conditions. The NuFlow fluorescent microspheres are counted using a customized Becton-Dickenson flow cytometer and the Company's own proprietary software. Besides achieving accurate results with this process, the Company has the capacity of analyzing approximately 800 samples per week.

     IPS typically receives its business from customers within the U.S. Depending on the order, the Company usually supplies its customer with a product kit that contains the necessary supplies, i.e. microspheres, test tubes, and instructions. Upon receiving the kit, the customer would run their experiment, placing the resulting tissue samples derived from the experiment into the tubes supplied from the kit and forward the kit to IPS for analysis. IPS typically returns the analysis results in seven to ten days. IPS sales are made both directly and through a distributor. The distributor is Triton Technology. Customers include SmithKline Beecham Pharmaceutical, Alliance Pharmaceutical, Case Western Reserve University and others. Further information can be found in Kaire Holdings above referenced website.

National Institute of Health - Contrast Microspheres

     In October 1995, the Company applied to the National Institute of Health ("NIH") for a research grant to further develop the contrast microsphere for use in human diagnostic application. This application was approved in January 1996 granting the Company $98,405 for Phase One of the project. Phase One was completed in 1996, but due to difficulties in coordinating efforts with the Company and NIH's researchers, the project was terminated.

Sequesterant Products

     The Company no longer markets directly or indirectly any product based on the Sequesterant technology. (see Legal Proceedings)

Research & Development

     In 1997 there were no funds allocated for new research and development projects.

Product Liability Insurance

     Although the Company believes its products are safe, it may be subject to product liability claims from persons injured through the use of the Company's marketed products or services. The Company carries no direct product liability insurance, relying instead on the coverage maintained by its distributors and manufacturing sources from which it obtains product. There is no assurance that this insurance will adequately cover any liability claims brought against the Company. There also can be no assurance that the Company will be able to obtain its own liability insurance (should it seek to do so) on economically feasible terms. The Company's failure to maintain its own liability insurance could materially adversely affect its ability to sell its products in the future. Although no product liability claims have been brought against the Company to date, if there were any such claims brought against the Company, the cost of defending against such claims and any damages paid by the Company in connection with such claims could have a materially adverse impact upon the company, including its financial position, results of operations and cashflows.

Status of New Products or Services

Personal Care Products - Pastels International, Inc.

     In May 1996, the Company made a proposal to acquire Pastels International, Inc. ("Pastels"), a private California personal care products company that manufactured several beauty and skin care formulations. Prior to June 1997, the Company decided not to proceed with the acquisition due to Pastels not meeting certain key performance criteria. The company had advanced $302,856 to Pastels, of which $272,437 was expensed in 1996 and the balance of $30,419 was expensed in 1997.

Nutritional Products - Nutra Quest, Inc.

     In September 1996, the Company entered into an agreement to acquire Nutra Quest, Incorporated ("NQI"), a start-up network marketing company, which distributed food supplement and nutrition consumers products. Due to difficulties with NQI's CEO and management, the anticipated business growth expected by NQI never materialized which lead to the termination of NQI's CEO during the fourth quarter of 1997. Subsequently, the NQI CEO seized the Company's headquarters along with certain assets, thus permanently damaging NQI's business. As a result of these of chain of events, NQI operations were terminated during the fourth quarter of 1997. At this time any remaining distributor downlines were transferred to Kaire International and the remaining NONI inventory was also transferred to Kaire International, Inc. The Company funded NQI $2,003,728 of which $502,728 and $1,501,000 was expensed in 1996 and 1997 respectively. (see Legal Proceedings).

Kaire International, Inc.

In December 1997 the Company entered into an agreement (the "Agreement") to acquire 80% of Kaire International, Inc. ("KII"), a network marketing firm based in Longmont, Colorado, with 1997 annual sales of approximately $31,000,000. In exchange for KII's Common Stock, the Agreement called for the Company to invest an initial $1,000,000 plus Company Common Stock, and to subsequently provide additional capital totaling $2,000,000 by the latter of February 15, 1998 or the completion of KII's year-end audit. Determining that the Company was not going to raise the additional capital needed by such dates, the Company and KII entered into an agreement whereby the Company assigned approximately two thirds of its equity position in KII to a third party, and the third party was to fund KII $2,000,000. For consideration, the Company received an option from KII repurchase the same number of KII shares that it had assigned to the third party $2,000,000. The Company was unable to raise the funds and the option expired on August 5, 1998. After the occurrence of these events, the Company owns 24% of KII. A write down of $2,632,003 in the KII investment was reflected in the Company's 1997 financial statements. KII filed an S-1 Registration Statement on February 11, 1998 and an Amended S-1 Registration Statements on July 10, 1998 and October 23, 1998. The Registration statement provides for the selling of 1,000,000 shares of KII at $6.00 a share. The under writer is the May Davis Group Incorporated, located in Baltimore, MD, and the attorney is Gusrae, Kaplan & Bruno located in New York, NY. Subsequent to the filing of the amended Registration Statement, KII decided not to proceed with the offering. On December 10, 1998, Natural Health Trends Corp., ("NHTC") (NASDAQ: Symbol NHTCC), announced it had signed an agreement as of November 24, 1998 to purchase certain assets of KII for a combination of Series E and Series F Preferred stock, Acquisition Warrants and a percentage of NHTC's net income for a period of five years. It is not known what effect the NHTC agreement will have on Kaire Holding's investment in KII, thus due to the uncertainty in Kaire Holding's ability to recover its investment in KII, its investment in KII was written off for the year ending December 1997.

Competition

     The Company and its subsidiaries operate in a highly competitive technology environment. The Company competes primarily on the basis of product uniqueness by establishing a point of difference usually based on technological content, quality, service and reliability.

     Although the Company believes that its microspheres are unique in application and performance, there is no assurance that a highly competitive market with more powerful competitors will not emerge if competitors are able to develop microspheres substantially similar to, or better than those of the Company. Although the Company knows of only two other competitors at this time using non-radioactive microspheres for measuring animal blood flow, the Company does compete directly against companies producing radioactive microspheres.

     The Company was trying to expand into the nutritional food supplemental area and the beauty and skin formulation areas through mergers and acquisitions. These acquisitions were unsuccessful and the Company has abandoned this avenue for growth. Currently the Company is looking to develop its core business.

Patents, Licenses and Trademarks

     The Company held a United States patent for the use of colored microspheres in measuring blood flow in laboratory animals as well as for methods of separating the microspheres from blood and body flow in laboratory animals as well as for methods of separating the microspheres from blood and body tissue and determining the number of microspheres in tissue without separation which expires in 2003. Similar patents were held by the Company for Canada, Australia and Israel.

     The Company also held a United States patent for the preparation and application of contrast microspheres in the detection of pulmonary emboli and certain other conditions. This patent expires in 2004.

     The Company took a one time charge of $206,922 to write down Patents for the year ending December 1997. The write down adjusts for the patents that are either no longer being used or have not been maintained with the U.S. Patent Office.

Royalty Agreements

     The company is required to pay inventors royalties equal to 6% of the Company's sales of microspheres to Dr. Shell, M.D. Dr. Shell developed both the colored microspheres and the proprietary technology for the measurement of blood flow in research animals utilizing the colored microspheres.

Government Regulations

     All pharmaceutical and medical diagnostic equipment manufacturers are subject to extensive regulation by the federal government, principally through the United States Food and Drug Administration ("FDA"). For the marketing of the Company's colored microspheres for animal blood flow research, the FDA does not require the Company to prove its safety and efficacy.

     The Company's products are not subject to material environmental regulation at this time. While the Company's current scope of microsphere operations is relatively limited and all of the product is used without wastage, issues of environmental compliance could arise in the future if increased manufacturing of the microspheres were to require disposal of hazardous chemicals.

Research and Development Plan

     The Company spent $62,363 in 1997 as compared to $241,285 in 1996 on research and development ("R&D"). In 1997 the company did not enter into any new R&D projects in order redirect the necessary funds into existing and pending acquisitions. The R&D expenditures in 1997 are related to the completion of Phase One of the NIH research project started in 1996. No new projects were started in 1997.

Employees

     As of December 31, 1997 the Company had 9 full time employees. As of September 28, 1998 the Company has four full time employees and should remain at that level for the remainder of the year.

ITEM 2.   Description of Property

     Kaire Holdings Inc. corporate offices and E-Z Trac Investigative Partner Services operations are conducted in a leased facility located in West Los Angeles, California. The facility is approximately 3200 square feet at $6,500 per month. The lease expires in July 1999. There is no renewable clause in the lease agreement and it is undetermined whether the Company will negotiate an extension in the lease terms.

     On September 17, 1996, Kaire Holdings in conjunction with Nutra Quest signed a lease for property at 1717-1719 Stewart Street, Santa Monica, California to provide space for the Nutra Quest operations. This lease was assigned to Station X Studios, LLC on December 5, 1997 in a move to consolidate operations with the unsuccessful acquisition of the Nutra Quest operations.


ITEM 3.   Legal Proceedings

Rudolf Steiner Research Foundation - No Longer a Party to the Complaint

     In February 1996, the Rudolf Steiner Research Foundation filed a complaint in the United States District Court for the Central District of California against Clark M. Holcolm, Lawrence Gibson, Murray Bettingen, Bettingen, Inc., and the Company. This action alleges civil RICO, violation of the Securities Act of 1933, violation of California Corporation Code, fraud, deceit and intentional misrepresentation, negligent misrepresentation, conversion, constructive trust and breach of contract. The Company has been removed as a party to this action.

SEC Proceeding - Settled

     Prior to June 1992, the Company, in executing a private placement, issued approximately 2,506,982 shares of the Company's common stock to individuals. This placement was structured in reliance upon the advice of the Company's then securities counsel and was believed that the shares issued qualified for exemption from registration under federal and state securities laws. However, certain subsequent resale's of these shares, commencing in June 1992, by the original purchasers or their transferees, raised an issue as to whether a technical distribution occurred that might have required either the original shares issued or the shares resold to have been registered. All of the foregoing resales were either directly effected or arranged for by Clark M. Holcomb.

     In October 1993, the Company filed a registration statement with the SEC to register all of the foregoing 2,506,982 shares with the SEC. Never the less, the SEC investigated the above transactions and on October 1995, advised the Company that it was filing a civil injunctive action against the Company, Dr. William Shell and Clark M. Holcomb for alleged violations of the registration provisions of the federal securities laws.

     The Company entered into a consent decree ("Decree") with the SEC in which in the Company, without admitting or denying any wrongdoing, would be enjoined from violating the registration provisions of the federal securities laws in the future. The SEC accepted the Decree in June, 1997. No monetary penalties were assessed against the Company.

Federal Trade Commission Proceeding - Settled

     The Seattle Regional Office of the Federal Trade Commission had advised the Company that it believed the Company's fat sequesterant product, which was marketed by KCD, a former licensee, under the name "SeQuester," had been improperly represented in advertising claims, and that the sequesterant product, when previously marketed by the Company under the name "Lipitrol", also was improperly represented in advertising claims. (Note, this product is no longer marketed by Kaire Holdings). On June 16, 1996 the FTC filed a complaint be filed against the licensee, the Company and certain individuals in connection with the foregoing. Subsequently the Company and the FTC agreed upon a proposed settlement in which the Company would consent to a permanent injunction prohibiting it from making misrepresentations relating to weight loss or weight reduction products or services, or with respect to tests or studies relating to such programs or services. In addition, the Company would pay consumer redress to the FTC in an aggregate amount of $35,000 over a period of twelve months.
The Company's Board of Directors voted to accept the proposal in March 1996, which was formally approved by the FTC in June 1997. Final payment was made to the FTC on April 16, 1998.

Siemens Credit Corporation  - MRI Equipment Assigned to Third Party

     On or about February 19, 1992, Medical Funding of America ("MFA") leased to
Tri-County a Siemens Mobile Magneton Impact MRI System with a Van.   On or about
June 24, 1992 Siemens and MFA entered into a loan and security agreement in the amount of $2,019,496, which was, paid directly to Siemens Medical Systems, Inc. On or about March 1, 1995 Siemens, MFA, Tri-County and Venus Management (an Interactive Medical Technologies (Kaire Holdings) subsidiary ("Kaire")) entered into a transfer of interest agreement whereby Kaire gave its corporate guaranty of all of Venus' obligations under this agreement. Venus and MFA defaulted on the loan and on April 2, 1997 Siemens Credit Corporation filed a civil action for the accelerated amount due plus costs. This action is still pending. On or about October 9, 1997, a Transfer of Interest Agreement was drawn up between Venus Management, Siemens Credit Corporation and Medical Management, Inc. ("CMI") (NYSE: symbol CMI) whereby CMI would take over the lease. CMI took possession of the MRI. All parties executed the agreement except Siemens who continued to negotiate with CMI in an attempt to get CMI to pay all of the arrearages owed Siemens. At present CMI and Siemens are still negotiating over the terms of the agreement. It is the opinion of the Company's management that its obligations under this agreement have been assigned and that Siemens will not pursue this matter any further.

Nutra Quest Inc. - Counter Claim Settled

     On or about October 17, 1997, the CEO of Nutra Quest, Inc. ("CEO"), considered a wholly owned subsidiary of Kaire Holdings (formerly Interactive Medical Technologies, Ltd. (the "Company")) was terminated. On or about that time, the CEO took possession of and removed certain company financial and administrative records of the Company and disputed the Company's ownership of Nutra Quest, Inc. The Company obtained a permanent injunction preventing CEO from representing himself as Nutra Quest Inc. and filed a complaint concerning ownership of Nutra Quest Inc. The CEO appealed the injunction and served the Company a cross complaint in July 1998. Concerning the Appeal, Nutra Quest's opening appellate brief was due on September 11, 1998. Concerning the Cross-Complaint, on August 21, 1998, the Company filed the following motions; 1) Demurrer to Cross-Complaint, 2) Motion to Strike Cross-Complaint and 3) Motion to Dismiss Cross-Complaint. On November 3, 1998 the respective parties engaged mediation and successfully and completely resolved all claims. The settlement is a "walk away" for all involved and does not require payment or receipt of any funds or transfer of any assets or property.

     The effect of the CEO's actions against the Company in 1998 permanently damaged Nutra Quest's business to the extent that the Company terminated its operation in December 1997. The amount invested in Nutra Quest was written off in 1997 (see financial statements for more detail).

M&A West, Inc. - Claim Against Company for Breach of Contract

     On or about July 2, 1998, M&A West, Inc. a Nevada corporation, filed a Complaint against the Company claiming acts that constitute a breach of action. M&A West, Inc. is a public relations firm that was contracted to help the Company obtain additional funding through the creation of interest in our stock. Kaire contends that M&A West did not perform as contracted and in turn filed an answer and a counterclaim for return of compensation paid. The parties are
scheduled to attend Non-Binding Arbitration on March 29, 1999.   The maximum
award is $40,000. Currently settlement offers have exchanged and are being reviewed by both sides.

     Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of December 31, 1997. However, there can be no assurance that the Company will prevail in any of the above proceedings. Also the Company may be required to continue to defend itself resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing an unfavorable settlement or judgment could be awarded against the Company which could have a material adverse effect upon the Company.

Ex-employee Files Various Claims against the Company

On November 18, 1998, an ex-employee who was released from the Company on or about January 1998 due to downsizing, filed suit against the Chief Executive Officer and the Company for sexual harassment/discrimination, failure to maintain a work environment free from harassment, wrongful termination/constructive discharge in violation of public policy, breach of implied-in fact contract, breach of covenant of good faith and fair dealing, intentional infliction of emotional distress, negligence and retaliation.

The complaint was served the last week of December 1998. The damages prayed are as follows: special damages - $250,000, general damages - $1,000,000 and punitive damages - $3,000,000.

The response to the complaint was filed January 29, 1999 with the discovery process to begin shortly thereafter. The status conference is scheduled for June 18, 1999. It is the opinion of the Company that there is no basis for the above claims, however, there can be no assurance that the Company will prevail.

ITEM 4.   Submission of Matters to a Vote of Securities Holders

     On or about October 1, 1997, a proposal to increase the number of authorized shares to 400,000,000 for the purpose to provide for the merger with Kaire International, Inc. was voted upon and authorized by a majority of Kaire Holdings, Inc. shareholders.

     On or about January 30, 1998, a proposal to 1) reverse split the Company's common stock up to and not to exceed a reverse ratio of seventy-five to one, 2) amend the Company's Articles of Incorporation changing the Company name to Kaire Holdings Incorporated and 3) changing the Company's NASDAQ symbol to KHI was voted and authorized by a majority of Kaire Holdings, Inc. shareholders. These changes became effective on February 19, 1998.

                                    PART II

ITEM 5.   Market for Common Equity and Related Shareholder Matters

     The Company's Common Stock is quoted on the over - the - counter market and quoted on the National Association of Securities Dealers Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "KAHI". It was previously traded under the ticker symbol "NONI" until February 19, 1998, and before July 23, 1997 it was traded under the ticker symbol "ITAM". The high and low bid prices for the Common Stock, as reported by the National Quotation Bureau, Inc., are indicated for the periods described below. Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                    1996                      Low      High
                    ------                    ------   ----

                    First Quarter             $0.07    $0.15
                    Second Quarter             0.13     0.28
                    Third Quarter              0.11     0.145
                    Fourth Quarter             0.09     0.17
                    1997                      Low      High
                    ------                    -----    ----

                    First Quarter             $0.08    $0.145
                    Second Quarter             0.07     0.128
                    Third Quarter              0.05     0.098
                    Fourth Quarter             0.035    0.093
                    1998                      Low      High
                    ------                    -----    ----
                    (Post reverse split)
                    First Quarter             $0.53    $1.09
                    Second Quarter            $0.56    $0.56

To date, the Company has not declared or paid dividends on its Common Stock.

     As of September 28, 1998, there were approximately 608 shareholders of record of the company's Common Stock.

     During the fiscal year ended December 31, 1997, to raise capital, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation S, as follows:

     For the period beginning on or about May 5, 1997 through December 31, 1997, there were 25,566,804 shares (340,891 shares on a post reverse split basis) of common stock sold issued pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation S for approximately $1,222,639.

     For the period beginning May 23, 1997 through December 31, 1997, $441,500 of convertible promissory notes were converted into 7,354,321 shares (98,058 shares on a post reverse split basis) of common stock. The majority of these shares were issued in reliance on Regulation S with the remainder made pursuant to Section 4(2) of the Securities Act of 1933.

     1997 quarterly interest payments totaling $6,417.60 due on a convertible promissory note held by the Wolas Family Trust were paid with 134,426 shares (1,792 shares on a post reverse split basis) of the Company's common stock, issued pursuant to Section 4(2) of the Securities Act of 1933.

     On December 18, 1997, 118,209,200 shares (1,576,123 shares on a post reverse split basis) of the Company's common stock were issued to the shareholders of Kaire International Inc., in exchange for at least 80% of Kaire International's outstanding shares of common stock. The Company's common stock were issued pursuant to Section 4(2) of the Securities Act of 1933.

     On or about January 1, 1998 through September 28, 1998, the Company issued securities using exemptions available under the Securities Act of 1933 including sales made pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation S, as follows (please note that the below 1998 shares issued reflect the 75 to 1 reverse split that occurred on February 19, 1998).

     On or about January 1, 1998 through September 28, 1998 there were 37,153 shares of common stock sold issued pursuant to pursuant to Regulation S for approximately $12,765.

     On or about January 1, 1998 through September 28, 1998, $1,035,654 of convertible promissory notes were converted into 8,257,529 shares of common stock. The majority of these shares were issued in reliance on Regulation S and pursuant to Section 5 of the Securities Act of 1933.

     On or about January 1, 1998 through September 28, 1998, 1,394,138 registered shares of common stock were issued for consulting services rendered.

     Certain 1998 quarterly interest payments through August 30, 1998 totaling $53,987 due on a convertible promissory note held by various note holders were paid with 113,284 shares of the Company's common stock, issued pursuant to
Section 4(2) of the Securities Act of 1933.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company is engaged in the business of developing, manufacturing and marketing diagnostic imaging products and services relating to blood flow research in animals and the research and development of propriety diagnostic imaging products and procedures for human applications that use existing imaging equipment such as x-ray, CAT scan, MRI and ultra sound. The Company markets three products, two of which are designed for animal blood flow studies, the E-Z Trac Ultraspheres and the NuFlow fluorescent microspheres. The third product is a service the Company provides for its clients which counts NuFlow fluorescent microspheres used in the blood flow studies and measures regional blood flow under laboratory conditions.

     The E-Z Trac Ultraspheres are microspheres designed for small research studies measuring regional blood flow. The NuFlow fluorescent microspheres are designed to measure regional blood flow for both small or large regional blood flow research studies using E-Z Trac's Investigative Partner Service ("IPS") to analyze the studies samples. The Company markets microsphere products to pharmaceutical companies, universities, hospitals and other academic centers engaged in regional blood flow studies o experimental drugs or surgical procedures.

     In 1996 and 1997, the Company attempted to enter into the Personal Care Products area with Pastels International, Inc. ("Pastels"), and the Nutritional Supplements area with Nutra Quest Incorporated ("NQI") through acquisitions. Pastels manufactured several beauty and skin care formulations sold commercially under the names AloeBare, a depilatory, and Skinnergy, an anti-aging skin treatment. The Company ended its involvement with Pastels in early 1997 as a result of Pastels not meeting certain key criteria necessary for the acquisition to be successful. The company had advanced $302,856 to Pastels, all of which has been expensed in full.

     NQI was a start up operation that the Company attempted to acquire in 1996 and 1997. NQI had a broad line of products with specific emphasis on nutritional alternatives to coffee, tea and soda, herbal supplements to more efficiently process calories, mineral and enzyme supplements for use as digestive aids, athletic performance products containing a blend of amino acids and rice protein as well as a personalized profile to evaluate the health and nutritional needs of each individual. Due to difficulties with NQI's CEO and management, the anticipated business growth expected by NQI never materialized and by December 1997 NQI operations were terminated. The total amount advanced Nutra Quest was $2,003,728 of which $502,728 was written off in 1996 with the remainder of $1,501,000 being written off in 1997.

          In December 1997 the Company entered into an agreement (the "Agreement") to acquire 80% of Kaire International, Inc. ("KII"), a network marketing firm based in Longmont Colorado with 1997 annual sales of approximately thirty one million dollars ($31,000,000). In exchange for KII's Common Stock, the Agreement called for the Company to invest an initial $1,000,000 plus Company Common Stock, and to subsequently provide additional capital totaling two million dollars ($2,000,000) by the latter of February 15, 1998 or when their independent accountants signed off on KII's year-end audit. Determining that the Company was not going to raise the additional capital needed, the Company and KII entered into a third party agreement whereby the Company assigned two thirds of its position in KII to a third party and the third party was to fund KII two million dollars ($2,000,000). For consideration, the Company received an option from KII to purchase back the same number of KII shares that it had assigned to the third party, for two million dollars ($2,000,000). The Company was unable to raise the funds and the option expired on August 5, 1998. The Company currently owns 24% of KII and therefore is reported on the equity basis. A write down of $2,632.003 in the KII investment was reflected in the Company's financial statements based on the Company's assignment of approximately two thirds of its equity position to a third party for a release of $2,000,000 funding obligation. On December 10, 1998, Natural Health Trends Corp., ("NHTC") (NASDAQ: Symbol NHTCC), announced it had signed an agreement as of November 24, 1998 to purchase certain assets of KII for a combination of Series E and Series F Preferred stock, Acquisition Warrants and a percentage of NHTC's net income for a period of five years. It is not known what effect the NHTC agreement will have on Kaire Holding's investment in KII, thus due to the uncertainty in Kaire Holding's ability to recover this investment, the Company wrote off its investment in KII of $4,694,038 for the year ending December 1997.

     On February 19, 1998, Kaire Holdings, Incorporated changed its name from Interactive Medical Technologies, Ltd., changed its NASDAQ OTC BBS symbol to "KAHI" from "NONI" and reverse split its Common Stock at a ratio of one (1) to seventy-five (75).

     In March 1998, the Company attempted to enter into an agreement to acquire 35% of Potomac Worldwide, Ltd. ("Potomac"), a BVI company, and its primary subsidiary, Nanjing Potomak Beauty & Care Co. Ltd. ("Nanjing") located in Mainland China. Nanjing retails and wholesales health foods, household chemicals, cosmetics and shape forming underwear. The basis for this agreement was to cross license products between Potomac and KII. Due to Kaire Holdings, Inc.'s reduced equity position in Kaire International, Inc., the Potomac agreement was not performed and is considered terminated.

Results of Operations

     The following table sets forth the Company's revenue and expense items for the years ended December 31, 1997 and 1996.

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                            1997                1996
Revenue
     Product and Services                               $    292,750        $   413,840
     Lease rentals                                                 -            388,322
                                                        ------------        -----------
     Total Revenue                                           292,750            802,162
Cost of Revenues                                             176,228            420,572
                                                        ------------        -----------
Gross Profit                                                 116,522            381,590
Operating Expenses
     Research and Development                                 62,363            241,285
     Selling, general and Administrative                   5,166,062          1,287,587
                                                                            -----------
     Total Operating Expenses                              5,228,425          1,528,872
                                                        ------------        -----------
     Loss From Operations                                 (5,111,903)        (1,149,282)

Other Income (Expense)
     Interest Expense                                       (556,867)          (134,524)
     Interest Income                                           2,766             17,273
     Other Income                                             26,158                  -
     Loss provision on MRI Equipment                        (125,000)           (63,450)
     Loss on failed acquisitions                          (1,540,457)          (734,744)
     Write-down on patents                                  (206,922)                 -
     Write-down of investment in Kaire Int'l Inc.          4,694,038                  -
                                                        ------------        -----------
     Total Other Income (Expense)                         (7,094,360)          (915,445)

     Loss before provision of income taxes               (12,206,263)        (2,062,727)
     Provision for Income taxes                                4,000              4,000
                                                        ------------        -----------
     Net Loss                                           $(12,210,263)       $(2,066,727)

Comparison of years ended December 31, 1997 and 1996:

     Net revenue for the year ended December 31, 1997 was $292,750, a decrease of $509,412 or 63.5% from the year ended December 31, 1996. The decrease in net revenues is due to the divestiture of the MRI business that accounted for $388,322 or 76% of the decrease and a decrease in product sales and lab services revenues of $121,090 or 24% of the decrease.

     Gross profit for the year ended December 31, 1997 was $116,522, a decrease of $265,068 or 69.5% compared to the same period in 1996. The decrease in gross profit was attributable to the divestiture of the MRI business that accounted $99,818 or 37.6% of the decrease and a decrease in product sales and lab services gross profit of $165,250 or 62.4% of the decrease.

     Research and Development costs were $62,363 for the year ended December 31, 1997 which represents a decrease of $178,922 or 74.2% over the same period last year. The decrease is attributable to a hold on new R&D projects combined with the completion of Phase One of the NIH research project.

     Selling, general and administrative expense ("SG&A") increased to $5,166,062 from $1,287,587 for 1997 from 1996, amounting to an increase of $3,878,475 or 301.2% over the same period last year. A charge for the difference between market value of the Company's common stock and the exercise price on the grant date on stock options issued to management and various consultants accounted for $1,747,500 of the increase. Consulting fees, outside services and legal fees accounted for approximately $1,210,000 of the increase, the majority of this amount being incurred as part of the Kaire International transaction. The bulk of these fees were paid in common stock. An evaluation of warrants and options , which were issued in the year 1996, as required per
SFAS No. 123 resulted in a charge of $464,909.   Fees paid to financial advisors
who assisted in the capital structuring of the attempted acquisitions accounted for $210,000 of the increase. Other miscellaneous expenditures account for the remainder of the increase in SG&A over the same period last year.

     Interest expense was $556,867 for the year ended December 31, 1997, which represents an increase of $422,343 or 314% from the same period last year. The December 31, 1997 interest expense increase is primarily a result of recording the effect the beneficial conversion feature granted on several notes payables issued in 1997 which are convertible below the trading price of the Company's common stock on the date of conversion.

     Other income of $26,158 represents the cost of the portion of NONI inventory transferred to Kaire International that was sold on or before December 31, 1997 by Kaire International. This figure is determined based on the assumption that the NONI inventory is being held on consignment by Kaire International.

     The loss provision of $125,000 on MRI Equipment represents the amount MFA owed on the MRI equipment at the time the equipment was assigned to Medical Management, Inc. ("CMI") (NYSE: symbol CMI). Venus Management is the guarantor on the MFA note and is therefore liable for the defaulted amount that is owed to Siemens Credit Corporation.

     Loss on failed acquisitions for the year ended December 31, 1997 of $1,540,457 represents $1,510,038 of funds advanced to NQI (nutritional supplements company) in 1997 and $30,419 of funds advanced to Pastels (personal care products company). For the year ended December 31, 1996, losses were recorded of $502,728 for NQI and $242,016 for Pastels. As of December 31, 1998, the Company ceased its business relationships with these companies.

     A one time charge of $206,922 to write down Patents was incurred in 1997. The write down adjusts for the patents that are either no longer being used or have not been maintained with the U.S. Patent Office.

     The write-down of the investment in Kaire International Inc. ("KII"), of $4,694,038 is a result of KII's announcement on December 10, 1998 that it was selling its assets to, Natural Health Trends Corp., ("NHTC") (NASDAQ: Symbol NHTCC) based on an agreement signed as of November 24, 1998. This sale leads to the uncertainty in Kaire Holding's ability to recover its investment in KII, thus its investment in KII of $4,694,038 was written off for the year ending December 1997.

     No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception.

Liquidity and Capital Losses

     The Company's revenues have been insufficient to cover acquisition costs, cost of revenues and operating expenses. Therefore, the Company has been dependent on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations. In addition, there can be no assurances that private or other capital will continue to be available, or that revenues will increase to meet the Company's cash needs, or that a sufficient amount of the Company's common stock or other securities can or will be sold or that any common stock purchase options/warrants will be exercised to fund the operating needs of the Company.

     On December 31, 1997 the Company had assets of $381,735 compared to $1,902,888 on December 31, 1996. The Company had a total stockholders' deficit of $3,915,311 on December 31, 1997 compared to a deficit of $962,781 on December 31, 1996, a decrease of $2,952,530. This decrease for the year ended December 31, 1997 was the result of a net loss of $12,210,263 offset by the following; 1) issuance of stock for note conversions and sale of stock totaling $1,664,139, 2) stock and stock options issued for services totaling $1,796,138, 3) issuance of stock totaling $3,694,038 for the acquisition of Kaire International and 4, compensation expense related to issuance of below-market stock options and charges related to beneficial conversion features of convertible notes payable totaling $2,217,000.

     As of December 31, 1997 the Company's working capital position decreased $818,858 from a negative $1,208,740 at December 31, 1996 to a negative $2,027,598, primarily as a result of the following: 1) increase in accounts payable of $183,000, 2) an accrual for $125,000 representing the default amount on the MRI equipment, 3) decrease in cash of $156,000, 4) accrued executive salaries of $179,000 and 4) miscellaneous reserves amounting to $176,000.

     In order to meet its current operating needs, the Company has cut all its operations except for the products and services sold through its E-Z division, including consolidation of operations to West Los Angeles, headcount reductions and elimination of all consultants and financial advisors. Going forward, the company's plan of operation is to concentrate its efforts on the sale of its colored microspheres and related laboratory and diagnostic services.

Year 2000 Issue

     The Company has attempted to evaluate the impact of the year 2000 issue on its business and does not expect the amounts, if any, to be expensed to be material. No such costs have been expensed to date, since the Company uses off the shelf software.

     Currently the Company anticipates commencing communication with its significant vendors and customers to determine the extent that year 2000 compliance issues of such parties may effect the Company. At this time, the Company believes there will be no disruption in business due to its customers' or vendors' year 2000 readiness. The Company has not established a contingency plan. There can be no guarantee that the systems of such other companies will be timely converted without a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 7.   Financial Statements

                                                          Page
                                                          ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
 As of and for the Year Ended December 31, 1996

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
  As of and for the Year Ended December 31, 1997           20

   Consolidated Balance Sheet                              21

   Consolidated Statements of Operations                   22

   Consolidated Statements of Stockholders' Deficit        23

   Consolidated Statements of Cash Flows                   25

   Notes to Consolidated Financial Statements              27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Kaire Holdings Incorporated

We have audited the accompanying consolidated balance sheet of Kaire Holdings Incorporated and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaire Holdings Incorporated and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $12,210,263 and had negative cash flows from operations for the year ended December 31, 1997. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 22, 1998, except Note 3, Note 6,
 and Note 8, as to which the date is
 January 26, 1999

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               December 31, 1997

================================================================================

                                     ASSETS

Current assets
  Cash and cash equivalents                                        $     35,928
  Accounts receivable, net of allowance for doubtful accounts
     of $4,000                                                           47,431
  Inventory                                                             115,042
  Prepaid expenses and other assets                                      70,947
                                                                   ------------

       Total current assets                                             269,348

Furniture and equipment, net                                             58,196
Investment in Kaire International, Inc., net of valuation reserve
  of $2,062,035                                                               -
Deposits                                                                  9,500
Patents, net                                                             44,691
                                                                   ------------

          Total assets                                             $    381,735
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable                                                    $     25,000
  Accounts payable and accrued expenses                               2,271,946
                                                                   ------------

     Total current liabilities                                        2,296,946

Convertible notes payable and debentures                              2,000,100
                                                                   ------------

       Total liabilities                                              4,297,046
                                                                   ------------

Commitments and contingencies

Stockholders' deficit
  Common stock, $0.075 par value
     400,000,000 shares authorized
     2,832,401 shares issued and outstanding                            212,430
  Additional paid-in capital                                         25,547,395
  Accumulated deficit                                               (29,675,136)
                                                                   ------------

       Total stockholders' deficit                                   (3,915,311)
                                                                   ------------

          Total liabilities and stockholders' deficit              $    381,735
                                                                   ============

  The accompanying notes are an integral part of these financial statements.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                For the Years Ended December 31,

================================================================================

                                                                 1997            1996
                                                             ------------    -----------
Revenues
  Products and services                                      $    292,750    $   413,840
  Lease rentals                                                         -        388,322
                                                             ------------    -----------

     Total revenues                                               292,750        802,162

Cost of revenues                                                  176,228        420,572
                                                             ------------    -----------

Gross profit                                                      116,522        381,590
                                                             ------------    -----------

Operating expenses
  Research and development                                         62,363        241,285
  Selling, general, and administrative expenses                 5,166,062      1,287,587
                                                             ------------    -----------

     Total operating expenses                                   5,228,425      1,528,872
                                                             ------------    -----------

Loss from operations                                           (5,111,903)    (1,147,282)
                                                             ------------    -----------

Other income (expense)
  Interest expense                                               (556,867)      (134,524)
  Interest income                                                   2,766         17,273
  Other income                                                     26,158              -
  Loss provision on MRI equipment                                (125,000)       (63,450)
  Loss on failed acquisitions                                  (1,540,457)      (734,744)
  Write-down of patents                                          (206,922)             -
  Write-down of investment in Kaire International, Inc.        (4,694,038)             -
                                                             ------------    -----------

     Total other income (expense)                              (7,094,360)      (915,445)
                                                             ------------    -----------

Loss before provision for income taxes                        (12,206,263)    (2,062,727)

Provision for income taxes                                          4,000          4,000
                                                             ------------    -----------

Net loss                                                     $(12,210,263)   $(2,066,727)
                                                             ============    ===========

Basic loss per share                                         $     (14.40)   $     (3.91)
                                                             ============    ===========

Diluted loss per share                                       $     (14.40)   $     (3.91)
                                                             ============    ===========

Weighted-average shares outstanding                               847,982        528,118
                                                             ============    ===========

  The accompanying notes are an integral part of these financial statements.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                For the Years Ended December 31,

================================================================================

                                    Common Stock        Additional
                                --------------------     Paid-In       Accumulated
                                 Shares      Amount      Capital         Deficit         Total
                                ---------   --------   ------------   -------------   ------------
Balance, December 31,
 1995                             430,428   $ 32,282   $15,083,446    $(15,398,146)   $  (282,418)
Issued for warrants
 exercised                            667         50         4,950                          5,000
Issued for arbitration
 settlement                         4,000        300        44,700                         45,000
Issued for conversion
 of notes payable                  30,015      2,251       201,699                        203,950
Issued in private
 placements                       132,000      9,900     1,083,100                      1,093,000
Issued for services                 2,000        150        17,850                         18,000
Issued for debt
 conversion                         8,000        600        74,600                         75,200
Issued for debt
 restructure                        1,344        101        11,995                         12,096
Issued for convertible
 note interest                        278         21         2,479                          2,500
Adjustment to
 prepaid financing                                         (68,382)                       (68,382)
Net loss                                                                (2,066,727)    (2,066,727)
                                ---------   --------   -----------    ------------    -----------

Balance, December 31,
 1996                             608,732     45,655    16,456,437     (17,464,873)      (962,781)
Issued for options/
 warrants exercised                40,000      3,000        79,450                         82,450
Issued for conversion
 of notes payable                 117,603      8,820       429,922                        438,742
Issued in private
 placements                       301,346     22,601     1,001,846                      1,024,447
Issued for services               186,806     14,011     1,358,218                      1,372,229
Issued for acquisition
 of Kaire International,
 Inc.                           1,576,122    118,209     3,575,829                      3,694,038
Issued for convertible
 note interest                      1,792        134         6,284                          6,418
Charge related to
 beneficial conversion
 feature of convertible
 notes payable                                             427,000                        427,000
Issuance of stock options/
 warrants for services                                     422,409                        422,409

  The accompanying notes are an integral part of these financial statements.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)
                                                For the Years Ended December 31,

================================================================================

                                 Common Stock        Additional
                             ---------------------     Paid-In      Accumulated
                               Shares      Amount      Capital        Deficit          Total
                             ----------   --------   -----------   ------------    ------------
Compensation expense
 related to issuance of
 below-market stock
 options                                  $          $ 1,790,000   $               $  1,790,000
Net loss                                                            (12,210,263)    (12,210,263)
                             ----------   --------   -----------   ------------    ------------

Balance, December 31,
 1997                         2,832,401   $212,430   $25,547,395   $(29,675,136)   $ (3,915,311)
                             ==========   ========   ===========   ============    ============

  The accompanying notes are an integral part of these financial statements.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,

================================================================================

                                                                      1997            1996
                                                                  ------------    -----------
Cash flows from operating activities
 Net loss                                                         $(12,210,263)   $(2,066,727)
 Adjustments to reconcile net loss to net cash
  used in operating activities
   Amortization expense                                                 13,786         24,089
   Depreciation expense                                                 95,811        443,557
   Common stock issued in settlement                                         -         55,000
   Common stock issued for services                                  1,372,229         93,200
   Common stock issued for interest on notes                             6,418          2,500
   Common stock issued for note restructure                                  -         12,096
   Loss provision on MRI system                                              -         63,450
   Charge related to beneficial conversion feature of
     convertible notes payable/debentures                              427,000              -
   Write-down and valuation provision related to investment
     in Kaire International, Inc.                                    4,694,038              -
   Write-down of patents                                               206,922              -
   Write-off of investment in Nutra Quest, Inc.                         87,000              -
   Expense related to issuance of stock options/warrants for
     services                                                          422,409              -
   Compensation expense related to below-market stock
     options granted                                                 1,790,000              -
 (Increase) decrease in
  Accounts receivable                                                  (31,534)        49,480
  Lease receivable                                                           -       (147,207)
  Prepaid expenses and other assets                                    178,901         41,161
  Inventory                                                           (115,042)             -
 Increase (decrease) in
  Accounts payable and accrued expenses                              1,244,719       (212,907)
                                                                  ------------    -----------

      Net cash used in operating activities                         (1,817,606)    (1,642,308)
                                                                  ------------    -----------

Cash flows from investing activities
 Purchase of furniture and equipment                                    (2,710)       (49,517)
 Investments in affiliates                                          (1,017,000)       (70,000)
                                                                  ------------    -----------

      Net cash used in investing activities                         (1,019,710)      (119,517)
                                                                  ------------    -----------

  The accompanying notes are an integral part of these financial statements.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                For the Years Ended December 31,

================================================================================

                                                                 1997          1996
                                                              ----------    ----------
Cash flows from financing activities
 Payments on notes payable                                    $        -    $ (179,000)
 Proceeds from the issuance of common stock and from the
  exercise of options/warrants                                 1,106,897       987,168
 Proceeds from issuance of convertible notes                   1,573,926       771,950
                                                              ----------    ----------

      Net cash provided by financing activities                2,680,823     1,580,118
                                                              ----------    ----------

       Net decrease in cash and cash equivalents                (156,493)     (181,707)

Cash and cash equivalents, beginning of year                     192,421       374,128
                                                              ----------    ----------

Cash and cash equivalents, end of year                        $   35,928    $  192,421
                                                              ==========    ==========

Supplemental disclosures of cash flow information

  Interest paid                                               $  106,063    $   60,151
                                                              ==========    ==========

Supplemental schedule of non-cash investing and financing activities
During the year ended December 31, 1997, the Company entered into the following non-cash transactions:

 . Issued 98,058 shares of common stock for conversion of $321,500 of notes payable. Additionally, the Company issued 19,545 shares of common stock for conversion of $117,242 of notes payable and accrued interest, which were issued in March 1997.

 . Issued 1,576,122 shares of common stock for acquisition of Kaire
  International, Inc.

 . Issued 186,806 shares of common stock for services valued at $1,372,229.

  The accompanying notes are an integral part of these financial statements.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1997

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Line of Business
     ---------------------------------
     Kaire Holdings Incorporated ("Kaire"), a Delaware corporation, was incorporated on June 2, 1986. Effective February 3, 1998, Kaire changed its name to Kaire Holdings Incorporated from Interactive Medical Technologies, Ltd. in connection with its investment in Kaire International, Inc. ("KII"). The principal activity of Kaire is the sale of colored microspheres to pharmaceutical companies, universities, hospitals, and other academic centers engaged in blood flow and pharmaceutical research. In connection with these sales, Kaire also provides a national reference and laboratory analysis service through its subsidiary, E-Z TRAC, Inc.

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of Kaire and its wholly-owned subsidiaries (collectively the "Company"). The Company's subsidiaries include See/Shell Biotechnology, Inc., E-Z TRAC, Inc., Venus Management, Inc., and EFFECTIVE Health, Inc. Except for E-Z TRAC, Inc., these subsidiaries have no operations.

     The Company's investment in KII has been accounted for using the equity method as more fully described in Note 3. All significant intercompany transactions and accounts have been eliminated.

     Estimates
     ---------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents
     -------------------------
     For purpose of the statements of cash flows, cash equivalents include amounts invested in a money market account with a financial institution. The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market.

     Revenue Recognition
     -------------------
     The Company recognizes revenue at the time the product is shipped to the customer or services are rendered. Outbound shipping and handling charges are included in net sales. A significant portion of the Company's sales are within the United States. International sales are minimal.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1997

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Net Loss Per Share
     ------------------
     In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

     Inventory
     ---------
     Inventory consists entirely of health care products and is stated at the lower of cost or market.

     Furniture and Equipment
     -----------------------
     Furniture and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to five years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the asset life or the life of the respective lease.

     Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

     Patents
     -------
     Patents are stated at cost and are amortized using the straight-line method over their estimated useful lives, or their legal lives of 17 years, whichever is shorter. Accumulated amortization on patents at December 31, 1997 was $34,671.

     Research and Development
     ------------------------
     Research and development expenses consist principally of payroll and related expenses for development of the contrast microsphere. All research and development costs are expensed as incurred.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1997

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income Taxes
     ------------
     The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     Fair Value of Financial Instruments
     -----------------------------------
     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

     Stock Split
     -----------
     Subsequent to year end, the Company effected a 1-for-75 reverse stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split.

     Stock Options
     -------------
     SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1997

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Major Customers
     ---------------
     During the year ended December 31, 1997, the Company had sales to two major customers that accounted for approximately 14% and 47% of net sales and an aggregate 31% of accounts receivable at December 31, 1997.

     Reclassification
     ----------------
     Certain 1996 amounts have been reclassified to conform with the 1997 presentation.


NOTE 2 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $12,210,263 and $2,066,727 for the years ended December 31, 1997 and 1996, respectively. In addition, the Company continues to use, rather than provide, cash from its operations and had a working capital deficit of $2,027,598 at December 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to raise sufficient capital to fund its working capital requirements until the Company can generate sufficient sales volume to cover its operating expenses. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     The losses for the years ended December 31, 1997 and 1996 are mainly the result of the Company's failed acquisition attempt of Nutra Quest, Inc. ("Nutra") and KII. The operations for Nutra were terminated on or about October 1997. Additionally, the Company wrote-off its investment in Nutra which resulted in a non-recurring charge to operations of $1,540,457. The Company also recorded significant impairment and valuation charge related to its investment in KII as described in Note 3.

     In the latter half of 1997 and in 1998, the Company took significant steps toward reducing losses and improving cash flow from operations, including the assignment of its Santa Monica property lease, significant reduction of its workforce, and consolidation of all California operations to its West Los Angeles facility. However, cash flow generated from sales and by its research laboratory is still insufficient to meet past operating debt, as well as provide for the retirement of debt securities that are coming due.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1997

================================================================================

NOTE 2 - GOING CONCERN (Continued)

     Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions.


NOTE 3 - INVESTMENT IN KAIRE INTERNATIONAL, INC.

     On December 9, 1997, the Company entered into an agreement with KII, a multi-level marketing company, and certain KII stockholders ("KII Stockholders") that collectively owned 3,573,351 shares, or approximately 80%, of KII's issued and outstanding common stock. Based on the terms of the agreement, the Company issued 1,576,122 shares of its common stock to the KII Stockholders in exchange for 3,573,351 shares of KII's common stock. The 1,576,122 shares issued by the Company were valued at approximately $3,694,000 which is equal to the number of shares issued multiplied by the market price of the Company's common stock at the date of the transaction. In addition to the exchange of shares, the Company committed to provide $3,000,000 in additional capital to KII, or the Company would forfeit a portion of its KII equity holdings based on certain provisions of the agreement. The Company provided $1,000,000 in additional equity capital and committed to provide an additional $500,000, $500,000, and $1,000,000 by December 25, 1997, January 15, 1998, and February 15, 1998, respectively.

     The Company was unsuccessful in obtaining the additional $2,000,000 and sold to an unrelated third party 2,500,155 shares of its KII common stock for nominal consideration. The purchaser of these shares agreed to provide KII with the additional $2,000,000 in capital, thereby relieving the Company of its additional $2,000,000 capital commitment described above. Additionally, KII granted the Company an option to purchase 2,500,155 shares of KII common stock for $2,000,000, which expired on August 5, 1998. The Company was not able to raise sufficient funds to exercise this option.

     As a result of the above transactions, the Company's ownership in KII has been decreased from 80% to approximately 24% (1,073,196 shares), which occurred subsequent to December 31, 1997. Based on the Company's temporary controlling interest in KII, the Company accounted for its investment in KII using the equity method.

     A $2,632,000 impairment charge related to the Company's investment in KII was recorded due to the Company's subsequent loss of ownership interest and the doubtfulness of recovering this investment. Additionally, the Company provided a full valuation charge on the remaining balance of the Company's investment in KII equal to $2,062,035.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1997

================================================================================

NOTE 3 - INVESTMENT IN KAIRE INTERNATIONAL, INC. (Continued)

     The consolidated financial position and results of operations of KII as of and for the year ended December 31, 1997 is summarized as follows:

                                                                                     (unaudited)
                                                                                     -----------
          Condensed Statement of Operations Information
            Revenues                                                                 $35,681,512
                                                                                     ===========

            Net loss                                                                 $(6,528,646)
                                                                                     ===========

          Condensed Balance Sheet Information
            Current assets                                                           $ 2,641,881
            Non-current assets                                                         1,681,795
                                                                                     -----------

               Total assets                                                          $ 4,323,676
                                                                                     ===========

            Current liabilities                                                      $ 9,134,169
            Non-current liabilities                                                       14,713
                                                                                     -----------

               Total liabilities                                                     $ 9,148,882
                                                                                     ===========

               Stockholders' deficit                                                 $(5,024,842)
                                                                                     ===========

NOTE 4 - FURNITURE AND EQUIPMENT

     Furniture and equipment at December 31, 1997 consisted of the following:

          Furniture and equipment                             $460,077
          Leasehold improvements                               431,397
                                                              --------

                                                               891,474
          Less accumulated depreciation and amortization       833,278
                                                              --------

            Total                                             $ 58,196
                                                              ========

     Depreciation and amortization expense for the years ended December 31, 1997 and 1996 was $95,811 and $443,557, respectively.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1997

================================================================================

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 1997 consisted of the following:

          Accounts payable                                    $  358,746
          Accrued professional and related fees                  943,734
          Accrued compensation and related payroll taxes         421,563
          Accrued interest payable                               121,552
          Other accrued expenses                                 426,351
                                                              ----------

            Total                                             $2,271,946
                                                              ==========

NOTE 6 - CONVERTIBLE NOTES PAYABLE AND DEBENTURES

     During October through December 1997, the Company issued 8% convertible debentures due three years from the date of issuance. The debentures are convertible beginning with the 41st day after issuance and at a conversion price equal to 70% of the average closing bid price of the Company's common stock during the last five days prior to the conversion date. In connection with the issuance of these debentures, the Company recorded additional interest amounting to $364,000 related to the beneficial conversion feature of the debentures. The note holders have certain registration rights. At December 31, 1997, convertible debentures outstanding aggregated to $850,000.

     During the year ended December 31, 1997, the Company issued convertible debentures with face amounts of $85,000, $17,000, $10,000 and $5,000. Each of these debentures had a term of one year and were convertible at a 35% discount to the average bid price of the Company's common stock for a five-day period immediately prior to conversion with a floor of $6.00 and a ceiling of $10.50 per share. In connection with the issuance of these debentures, the Company recorded additional interest amounting to $63,000 related to the beneficial conversion feature of the debentures. These debentures were converted during the year ended December 31, 1997 into 19,545 shares of the Company's common stock.

     During January through May 1997, the Company issued convertible notes aggregating to $479,655, which are due in the same months in 2000. The notes have a stated interest rate of 10% per annum, which interest is payable semi-annually. The notes are convertible at $9.38 per share, which approximated the average trading price of the Company's common stock. At December 31, 1997, $469,655 of these notes were outstanding.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1997

================================================================================

NOTE 6 - CONVERTIBLE NOTES PAYABLE AND DEBENTURES (Continued)

     During 1996, the Company began the placement of callable convertible notes with interest at the rate of 10% per annum, payable semi-annually, and convertible into restricted common shares three years from the date of issuance at $9.38 per share. The notes are callable by the Company after six months from the date of issuance at a premium of 103% of face value on or before December 31, 1997, 102% of face value on or before December 31, 1998, and 101% of face value if called on or before December 31, 1999.
     Upon closure of the offering, the Company is to maintain a $100,000 sinking fund until such time as it realizes positive cash flow from operations of $10,000 per month for three consecutive months. As of December 31, 1997, no sinking fund had yet been established. As of December 31, 1997 and 1996, notes aggregating to $688,655 and $268,000 were outstanding.

     During September 1996, the Company issued $100,000 in convertible notes due in 1999 with interest payable in restricted common shares, payable quarterly, and are convertible at $9.38 per common share. The note holders also received 666,667 warrants to purchase common shares at $9.38 per share, which are exercisable until September 1999. During September 1997, the exercise price of the warrants was decreased to $4.50 per share.

     In October 1996, the Company raised $200,000 in convertible notes with a rate of 10% per annum and convertible, in whole or part, into common shares at a price of $9.38 per share, to be issued under the exemption provided by Reg. S. The note holder also received 1,333,333 warrants to purchase common shares at $9.38, valid until October 1999.

     During 1996, the Company converted outstanding professional fees of $142,078 into 600,000 shares of restricted common stock and a note of $50,000 with interest at 8% per annum, principal and interest of $5,185 payable monthly for ten months beginning January 2, 1997, and without a stated principal payment requirement. As of December 31, 1997, the Company was delinquent in paying this obligation.

     These convertible notes payable and debentures are scheduled to mature as follows:

         Year Ending
         December 31,
         ------------
            1998                                    $        -
            1999                                     1,710,445
            2000                                       289,655
                                                    ----------

               Total                                $2,000,100
                                                    ==========

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1997

================================================================================

NOTE 7 - INCOME TAXES

     Significant components of the provision for taxes based on income for the years ended December 31 are as follows:

                                                        1997             1996
                                                       ------           ------
          Current
            Federal                                    $    -           $    -
            State                                       4,000            4,000
                                                       ------           ------

                                                        4,000            4,000
                                                       ------           ------

          Deferred
            Federal                                         -                -
            State                                           -                -
                                                       ------           ------

                                                            -                -
                                                       ------           ------

               Provision for income taxes              $4,000           $4,000
                                                       ======           ======

     A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31 is as follows:

                                                                         1997            1996
                                                                         ----            ----
          Income tax provision (benefit) computed at federal
            statutory tax rate                                          (34.0)%          34.0%
          State taxes, net of federal benefit                               -            (0.1)
          Increase in the valuation allowance                            34.0           (34.0)
                                                                        -----           -----

               Total                                                        -%           (0.1)%
                                                                        =====           =====

     Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

                                                            1997         1996
                                                        -----------   ----------
         Deferred tax asset
           Net operating loss carryforwards             $ 7,877,695   $5,597,704
           Impairment of assets                           2,099,571            -
           Options/warrants                               1,103,734            -
           Inventory capitalization                          99,654       99,654
           Other                                              3,074            -
                                                        -----------   ----------

                                                         11,183,728    5,697,358
          Valuation allowance                            10,519,338    5,697,358
                                                        -----------   ----------

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1997

================================================================================

NOTE 7 - INCOME TAXES (Continued)

                                                            1997         1996
                                                            ----         ----
                                                         $ 664,390      $   -
          Deferred tax liability
           State income taxes                             (664,390)         -
                                                         ---------      -----

              Net deferred tax asset                     $       -      $   -
                                                         =========      =====

     At December 31, 1997, the Company has available approximately $19,000,000 and $14,000,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2012 and 2002, respectively.

     Tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change occurred in 1997, which will limit the utilization of the net operating losses in subsequent years.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     Litigation
     ----------
     In February 1996, the Rudolf Steiner Research Foundation filed a complaint in the United States District Court for the Central District of California against Clark M. Holcolm, Lawrence Gibson, Murray Bettingen, Bettingen, Inc., and the Company. This action alleges civil RICO, violation of the Securities Act of 1933, violation of California Corporation Code, fraud, deceit and intentional misrepresentation, negligent misrepresentation, conversion, constructive trust, and breach of contract. The Company has been removed as a party to this action.

     Prior to June 1992, the Company, in executing a private placement, issued approximately 2,506,982 shares of the Company's common stock to individuals. This placement was structured in reliance upon the advice of the Company's then securities counsel and was believed that the shares issued qualified for exemption from registration under federal and state securities laws. However, certain subsequent resales of these shares, commencing in June 1992, by the original purchasers or their transferees, raised an issue as to whether a technical distribution occurred that might have required either the original shares issued or the shares resold to have been registered. All of the foregoing resales were either directly effected or arranged for by Clark M. Holcomb.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1997

================================================================================

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

     Litigation (Continued)
     ----------
     In October 1993, the Company filed a registration statement with the Securities Exchange Commission ("SEC") to register all of the foregoing 2,506,982 shares with the SEC. Nevertheless, the SEC investigated the above transactions and on October 1995, advised the Company that it was filing a civil injunctive action against the Company, Dr. William Shell, and Clark
     M. Holcomb for alleged violations of the registration provisions of the federal securities laws. The Company entered into a consent decree (the "Decree") with the SEC in which in the Company, without admitting or denying any wrongdoing, would be enjoined from violating the registration provisions of the federal securities laws in the future. The SEC accepted the Decree in June, 1997. No monetary penalties were assessed against the Company.

     The Seattle Regional Office of the Federal Trade Commission (the "FTC") had advised the Company that it believed the Company's fat sequesterant product, which was marketed by KCD, a former licensee, under the name "SeQuester," had been improperly represented in advertising claims, and that the sequesterant product, when previously marketed by the Company under the name "Lipitrol," also was improperly represented in advertising claims. (This product is no longer marketed by Kaire Holdings). On June 16, 1996, the FTC filed a complaint be filed against the licensee, the Company, and certain individuals in connection with the foregoing. Subsequently, the Company and the FTC agreed upon a proposed settlement in which the Company would consent to a permanent injunction prohibiting it from making misrepresentations relating to weight loss or weight reduction products or services, or with respect to tests or studies relating to such programs or services. In addition, the Company would pay consumer redress to the FTC in an aggregate amount of $35,000 over a period of twelve months. The Company's Board of Directors voted to accept the proposal in March 1996, which was formally approved by the FTC in June 1997. Final payment was made to the FTC on April 16, 1998.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1997

================================================================================

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

     Litigation (Continued)
     ----------
     On or about February 19, 1992, Medical Funding of America ("MFA") leased to Tri-County a Siemens Mobile Magneton Impact MRI System with a Van. On or about June 24, 1992, Siemens and MFA entered into a loan and security agreement in the amount of $2,019,496, which was paid directly to Siemens Medical Systems, Inc. On or about March 1, 1995, Siemens, MFA, Tri-County, and Venus Management (an Interactive Medical Technologies (Kaire Holdings) subsidiary ("Kaire")) entered into a transfer of interest agreement whereby Kaire gave its corporate guaranty of all of Venus' obligations under this agreement. Venus and MFA defaulted on the loan, and on April 2, 1997, Siemens Credit Corporation filed a civil action for the accelerated amount due plus costs. This action is still pending. On or about October 9, 1997, a Transfer of Interest Agreement was drawn up between Venus Management, Siemens Credit Corporation, and Medical Management, Inc. ("CMI," NYSE symbol CMI) whereby CMI would take over the lease. CMI took possession of the MRI. All parties executed the agreement, except Siemens, who continued to negotiate with CMI in an attempt to get CMI to pay all of the arrearages owed Siemens. At present CMI and Siemens are still negotiating over the terms of the agreement. It is the opinion of the Company's management that its obligations under this agreement have been assigned and that Siemens will not pursue this matter any further.

     On or about October 17, 1997, the Chief Executive Officer of Nutra Quest, Inc. (the "CEO"), considered a wholly-owned subsidiary of the Company, was terminated. On or about that time, the CEO took possession of and removed certain company financial and administrative records of the Company and disputed the Company's ownership of Nutra Quest, Inc. The Company obtained a permanent injunction preventing the CEO from representing himself as Nutra Quest, Inc. and filed a complaint concerning ownership of Nutra Quest, Inc. The CEO appealed the injunction and served the Company a cross complaint in July 1998. Concerning the Appeal, Nutra Quest's opening appellate brief was due on September 11, 1998. Concerning the Cross-Complaint, on August 21, 1998, the Company filed the following motions: 1) Demurrer to Cross-Complaint, 2) Motion to Strike Cross-Complaint, and 3) Motion to Dismiss Cross-Complaint. On November 3, 1998, the respective parties engaged mediation and successfully and completely resolved all claims. The settlement is a "walk away" for all involved and does not require payment or receipt of any funds or transfer of any assets or property. The effect of the CEO's actions against the Company in 1998 permanently damaged Nutra Quest, Inc.'s business to the extent that the Company terminated its operation in December 1997. The amount invested in Nutra Quest, Inc. was written off in 1997.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1997

================================================================================

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

     Litigation (Continued)
     ----------
     On or about July 2, 1998, M&A West, Inc. a Nevada corporation, filed a Complaint against the Company claiming acts that constitute a breach of action. M&A West, Inc. is a public relations firm that was contracted to help the Company obtain additional funding through the creation of interest in its stock. Kaire contends that M&A West, Inc. did not perform as contracted and in turn filed an answer and a counterclaim for return of compensation paid. The parties are scheduled to attend Non-Binding Arbitration on March 29, 1999. The maximum award is $40,000. Currently, settlement offers have exchanged and are being reviewed by both sides.

     On November 18, 1998, an ex-employee who was released from the Company on or about January 1998 due to downsizing filed suit against the Chief Executive Officer and the Company for sexual harassment/discrimination, failure to maintain a work environment free from harassment, wrongful termination/constructive discharge in violation of public policy, breach of implied-in fact contract, breach of covenant of good faith and fair dealing, intentional infliction of emotional distress, negligence, and retaliation. The complaint was served the last week of December 1998. The damages prayed are as follows: special damages - $250,000, general damages
     - $1,000,000, and punitive damages - $3,000,000. The response to the complain was filed January 29, 1999 with the discovery process to begin shortly thereafter. The status conference is scheduled for June 18, 1999. It is the opinion of the Company that there is no basis for the above claims; however, there can be no assurance that the Company will prevail.

     Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 1997. However, there can be no assurance that the Company will prevail in any of the above proceedings. In addition, the Company may be required to continue to defend itself resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing, an unfavorable settlement or judgment could be awarded against the Company which could have a material adverse effect upon the Company.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1997

================================================================================

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

     Guarantee of Lease Payments
     ---------------------------
     The Company's magnetic resonance imaging ("MRI") systems (the "Unit") currently is installed in a mobile van at an operating site in Jefferson Valley, New York and has been in use since September 1992. It is leased to Tri-County Mobile MRI, L.P. ("Tri-County"), whose general partner is Diagnostics Resource Funding. This lease provides for monthly payments of $37,926 to Venus Management, Inc. ("VMI") through August 1999 and $68,589 in September 1999 (with such payments being guaranteed by Medical Funding of America, Inc. ("MFA")), and VMI is required to make monthly installment payments (which include interest at 10.5% per annum on the unpaid principal balance) for the Unit to a third party finance company of $32,360 through August 1999 and $68,589 in September 1999. As of December 31, 1996, the balance of this debt aggregated to $1,172,678 (including interest currently due of $53,799), of which $518,515 is due within the next twelve months. This lease provides for a purchase option at the expiration of the initial term of such lease equal to the then fair market value of the Unit.

     Tri-County was delinquent in making certain of its lease payments to VMI under the terms of the lease agreement concerning the Unit, and MFA failed to make these payments to VMI under its guarantee of Tri-County's payments to VMI. Accordingly, VMI had not made certain payments due to the third-party finance company for the Unit. As a result, the third-party finance company issued a notice of default to the Company. Tri-County is currently in discussions with the third-party finance company to restructure the obligation, to assume the debt, and to take title to the Unit. It is expected that the third-party finance company will accept the restructure, and the Company will release its title to the equipment in exchange for the third-party finance company releasing the Company from its debt obligation. Accordingly, the Company has provided $63,450 to write off the Company's net investment in this equipment, including the lease receivable offset by the remaining debt and interest payable. However, if the parties are unable to resolve this matter, it is likely that the third-party finance company will institute an action against the Company, VMI, and Tri-County for the balance due, plus other costs and relief.

     The Company formerly guaranteed lease payments for an MRI machine which was leased by one of the Company's subsidiaries. The machine is no longer in the Company's possession as it was transferred to an unrelated third party who has assumed the lease payments. Accordingly, the equipment and related note payable have been removed from the Company's balance sheet, which resulted in an immaterial change to operations. At December 31, 1997, the Company's guarantee totaled approximately $1,200,000.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1997

================================================================================

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

     Guarantee of Lease Payments (Continued)
     ---------------------------
     The Company formerly leased office facilities in Santa Monica under an operating lease which has been assigned to an unrelated third party. The Company remains contingently liable for the lease payments through the term of the lease, which expires in September 1999. Total lease payments through the expiration date amount to approximately $208,000.

     Employment and Consulting Agreements
     ------------------------------------
     The Company has employment agreements with its two executive officers that expire in June 2002. These are renewable thereafter for additional three-year terms. The agreements may be terminated by either party with a written notice six months prior to the expiration date of the initial term or any renewal term. The agreements provide for a monthly base salary with specified increases during the passage of time. A five-year option to purchase 200,000 shares of the Company's common stock at the price of $3.75 per share has been granted to each executive officer. Any compensation which has been accrued, but not paid, may be paid to the officers in cash or in the form of common stock valued at $3.75 per share. In addition, interest will be paid on accrued compensation at a rate of 8% per year. As of December 31, 1997, accrued compensation and interest to these officers amounted to $278,100. The agreements also provided for additional compensation to be paid in connection with the KII acquisition, if successful.

     The Company also has an employment agreement with its Chief Financial Officer which expired in June 1998. The agreement is renewable thereafter automatically for twelve-month periods, unless written notice is received by the employee ninety days prior to the expiration date. The agreement provides for a monthly base salary along with 8,000 shares of the Company's common stock for each twelve-month period. The Company also had a commitment to issue 26,667 shares of common stock to the Chief Financial Officer in connection with the Company's acquisition efforts and has an accrual for $54,000 at December 31, 1997 related to such services.

     The Company has various consulting agreements that provide for issuance of the Company's common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants. These agreements relate primarily to raising of capital and professional services rendered in connection with the Company's acquisition efforts.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1997

================================================================================

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

     Possible Claim for Rescission Rights
     ------------------------------------
     Certain investors who purchased approximately 33,333 shares of the Company's common stock in private placements during 1992 may have a right of rescission to recover the purchase price plus interest from the date of purchase. The Company believes that these holders do not have a valid and enforceable right of recission and has not set aside any reserves for possible claims. None of these investors have made any claims for rescission to date, and management does not expect any.

     Leases
     ------
     The Company leases a facility for its corporate office and certain office equipment under non-cancelable operating lease agreements that expire from 1999 through 2001. Future minimum lease payments under these non-cancelable operating leases are as follows:

         Year Ending
         December 31,
         ------------
            1998                                 $110,064
            1999                                   72,564
            2000                                   13,018
            2001                                    5,950
                                                 --------

               Total                             $201,596
                                                 ========

     Rent expense for the years ended December 31, 1997 and 1996 was $100,761 and $78,742, respectively.

NOTE 9 - STOCKHOLDERS' DEFICIT

     Common Stock
     ------------
     During the year ended December 31, 1997, the Company issued 186,806 shares of common stock for professional services valued at $1,372,229, based on the closing price of the Company's common stock on the date of issuance.

     During the year ended December 31, 1997, the Company established a 1997 Stock Compensation Plan, which authorized the issuance of 166,667 shares of the Company's common stock to compensate consultants of the Company. As of December 31, 1997, there are 26,667 shares issuable under the plan.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1997

================================================================================

NOTE 9 - STOCKHOLDERS' DEFICIT (Continued)

     Stock Options
     -------------
     The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31:

                                                           1997            1996
                                                       -------------   ------------
          Net loss
            As reported                                $(12,210,263)   $(2,066,727)
            Pro forma                                  $(12,210,263)   $(2,284,227)
          Basic and diluted loss per common share
            As reported                                $     (14.40)   $     (3.91)
            Pro forma                                  $     (14.40)   $     (4.33)

     The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 1997 and 1996: dividend yield of 0%; expected volatility of 40%; risk-free interest rate of 5.6% and 5.9%, respectively; and expected life of 0.2 to 2 years.

     The weighted-average fair value of options granted during the years ended December 31, 1997 and 1996 was as follows:

                                                                  1997    1996
                                                                  ----    ----
            Exercise price exceeds grant date market price        $0.75   $1.50
            Exercise price equal to grant date market price       $0.75   $3.00
            Exercise price less than grant date market price      $3.75   $5.25

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1997

================================================================================

NOTE 9 - STOCKHOLDERS' DEFICIT (Continued)

     Stock Options (Continued)
     -------------
     The following summarizes the Company's stock option and warrants activity:

                                                                 Warrants           Weighted-
                                                                   and               Average
                                                              Stock Options         Exercise
                                                               Outstanding            Price
                                                              --------------        ---------

            Outstanding, December 31, 1995 (restated)             72,425             $119.25
               Granted                                           154,192             $ 10.50
                                                                 -------

            Outstanding, December 31, 1996 (restated)            226,617             $ 26.25
               Granted                                           584,667             $  4.50
               Exercised                                         (40,000)            $  8.25
               Expired/cancelled                                 (46,099)            $ 62.25
                                                                 -------

                  Outstanding, December 31, 1997                 725,185             $  9.30
                                                                 =======

                  Exercisable, December 31, 1997                 665,525             $  6.00
                                                                 =======

     During the year ended December 31, 1997, the Company issued 400,000 stock options to employees when the exercise price was less than the trading price of the Company's common stock at the date of grant, which resulted in a charge to earnings of $1,500,000.

     During the year ended December 31, 1997, the Company issued 144,667 options and warrants to purchase the Company's common stock to consultants, which resulted in a charge to general and administrative expenses of $247,500.

     The Company recorded a compensation charge to general and administrative expenses of $290,000 related to the Company's 1996 issuance of 96,667 stock options and warrants to employees when the exercise price was less than the trading price of the Company's common stock. Additionally, the Company recorded a charge of $174,909 related to the Company's issuance of stock options to consultants for services.

     In connection with the sale of 66,667 shares of the Company's common stock for $450,000 in 1997, the Company issued to investors 40,000 warrants to purchase common stock at an exercise price of $6.75 per share.

                                                     KAIRE HOLDINGS INCORPORATED
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1997

================================================================================

NOTE 10 - SUBSEQUENT EVENTS (UNAUDITED)

     Potomac Chemicals Pte. Ltd. Acquisition
     ---------------------------------------
     In March 1998, the Company entered into a proposed acquisition agreement with Potomac Chemicals Pte. Ltd. ("Potomac") and Newel Resource Trading Pte. Ltd. ("Newel") to acquire a 35% equity interest in Newel in exchange for common stock of the Company. The agreement would grant exclusive territorial rights to Potomac to sell KII's products in China, Indonesia, Malaysia, Thailand, the Philippines, and Taiwan. The Company would acquire exclusive territorial rights to sell Newel products worldwide, except those countries exclusive to Potomac as previously listed. Subsequently, the Company and Potomac ceased negotiations related to the acquisition.

     Issuance of Convertible Notes
     -----------------------------
     Subsequent to the year ended December 31, 1997, the Company issued $100,000 of convertible notes payable, $35,000 of which was subsequently converted to shares of common stock by the holders of the notes. Additionally, the Company issued $60,000 of notes payable, which were also subsequently converted to common stock.

     Issuance of Common Stock
     ------------------------
     Subsequent to the year ended December 31, 1997, the Company sold 37,153 shares of common stock for $12,765, issued 1,394,138 shares of common stock for consulting services received by the Company with an approximate fair value of $1,114,229, and issued 2,058,509 shares of common stock for the conversion of certain notes payable, including principal and related interest of $640,433 and $53,987, respectively. Additionally, the Company placed approximately 1,800,000 common shares in escrow related to the conversion of certain notes payable.

     During 1998, the Company authorized the 1998 Stock Compensation Plan, which allowed the Company to issue up to 66,667 shares of common stock.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     A Change in accountants was previously reported on Form 8-K dated March 23, 1998. There were no disagreements with the Company's prior accountants over accounting or reporting matters.


                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Company's current officers and directors consist of the following persons:

     Name                          Age   Office                                 Since
     ----                          ---   ------                                 -----

     Steven R. Westlund             52   Chairman of the Board &                 1995
                                         Chief Financial Officer

     Peter T. Benz                  38   President & Director                    1995

     Owen M. Naccarato              48   Chief Financial Officer, Secretary &
                                         Director                                1997

     Steven Westlund has been the Chief Executive Officer and a director of the Company since May 1995 and was elected Chairman of the Board in December 1995. Mr. Westlund was Chairman of the Board and Chief Executive Officer of Vitafort International Corporation from May 1993 through May 1995. Vitafort manufactured and sold fat free foods. From January 1991 to May 1993, Mr. Westlund was Chief Executive Officer of Lorenz/Germaine Incorporated and concurrently from January 1991 to June 1992 he acted as Chairman and Chief Executive Officer of Auto Giant. Mr. Westlund specializes in corporate restructuring and market development.

     Peter Benz joined the Company as Chief Financial Officer and director in May 1995 and was elected President of the Company in December 1995. From 1989 through 1992, Mr. Benz was senior Vice President and a Partner at Gilford Securities, Inc., a New York based banking firm. Mr. Benz was Chief Operating Officer and a Director of Vitafort International Corporation from 1992 through 1994. From 1994 to present, Mr. Benz has been a private investor and an investment banker. Mr. Benz is also President of 1st Miracle Group, Inc., a publicly traded company that produces primarily low action movies and has an interest in several health clubs. In 1982, Mr. Benz graduated from the University of Notre Dame with a BS in Business Administration.

     Owen Naccarato Joined the Company in July 1997 as Chief Financial Officer and Secretary on a one- year renewable contract and was elected to the board of directors in January 1998. Mr. Naccarato has held various operating positions, most recently as Chief Financial Officer for Bikers Dream, Inc. a NASDAQ traded motorcycle assembler and parts distributor and divisional vice president/controller for Baxter Healthcare, Inc., a NYSE traded health care manufacturer and distributor. Mr. Naccarato is a licensed attorney and is a member of the California State Bar Association. He is also a Certified Public Accountant.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.  Executive Compensation

     The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended December 31, 1996 and 1997, respectively, to the Company's Chief Executive Officer, President and Chief Financial Officer during such period.

                           Summary Compensation Table

                                                  Annual Compensation                           Long-Term Compensation
                                                                                                      Securities
                              Year                                                                    Underlying
Name and Principal           Ending                                           Other Annual            Options/Sars
     Position             December 31           Salary          Bonus         Compensation                (#)
------------------     -----------------     ------------     ----------     --------------     -----------------------

Steven Westlund                1997            $ 49,154                          $96,346                 200,000
Chairman & CEO                 1996             131,076

Peter Benz                     1997            $ 30,462                          $81,346                 200,000
                               1996            $ 82,462


              Option Grants in Fiscal Year Ended December 31, 1997
                              (Individual Grants)

                         Number of        Percent of
                        Securities       Total Options
                        Underlying         Granted            Exercise or
                          Options        to Employees         Base Price        Expiration
       Name               Granted          in 1997            ($/Share)            Date
------------------      ----------      --------------      -------------      -------------

                                                                               C>
Steven Westlund           240,000            51.4%              $3.75             May 2002

Peter Benz                226,667            48.6%              $3.75             May 2002

                         Aggregated Option Exercises in
             Fiscal Year Ended December 31, 1997 and Option Values

                                                                                                           Value of
                                                                Number of Shares                         Unexercised
                            Shares                           Underlying Unexercised                      In The Money
                          Acquired on       Value             Options at 12/31/97                   Options ay 12/31/97 (1)
        Name               Exercise        Realized      Exercisable        Unexercisable       Exercisable        Unexercisable
---------------------    -------------    ----------    ------------       ---------------     -------------      ----------------

Steven Westlund                0               -           240,000                0                   0                   0

Peter Benz                     0               -           226,667                0                   0                   0

John Osborne                   0               -            16,667                0                   0                   0

Michael Grechko                0               -            13,333                0                   0                   0

Willian Shell                  0               -            10,000                0                   0                   0


(1) The value of the Company's Common Stock for purposes of the calculation was based upon the average of the bid and asked prices for the common Stock as reported by the OTC Bulletin Board, minus the exercise price. Since the above average as of 8/31/98 is less than $0.03 and the exercise price is $3.75, the significantly higher exercise price would qualify the options as not in the money.

     The company entered into a five-year employment agreement with Steven
Westlund as Chief Executive Officer of the Company as of May 15, 1997.    The
Company will compensate Mr. Westlund fifteen thousand ($15,000) dollars per month for the months May 15, 1997 through May 15, 1998, then twenty thousand ($20,000) dollars per month for the months May 15, 1998 through May 15, 1999, then increasing by fifteen percent (15%) per year for the remainder of this Employment Agreement. Mr. Westlund also received a five-year option to purchase two hundred thousand (200,000 post-reverse split) shares of the company's common stock at the price of $3.75 (post-reverse split price) per share. Also included in this Agreement is a provision to compensate the employee for his efforts if the employer is either acquires, is acquired or merges with another entity in an amount equal to two and one half (2.5%) percent of the total value of such transaction.

     The company entered into a five-year employment agreement with Peter Benz
as President of the Company as of May 15, 1997.    The Company will compensate
Mr. Benz twelve thousand ($12,000) dollars per month for the months May 15, 1997 through May 15, 1998, then fifteen thousand ($15,000) dollars per month for the months May 15, 1998 through May 15, 1999, then increasing by fifteen percent (15%) per year for the remainder of this Employment Agreement. Mr. Benz also received a five-year option to purchase two hundred thousand (200,000 post-reverse split) shares of the company's common stock at the price of $3.75 (post-reverse split price) per share. . Also included in this Agreement is a provision to compensate the employee for his efforts if the employer is either acquires, is acquired or merges with another entity in an amount equal to two and one half (2.5%) percent of the total value of such transaction.

     Mr. Westlund and Mr. Benz were paid partial compensation in 1997 with the remainder being accrued. In calendar year 1998, Mr. Westlund and Mr. Benz have not received any compensation as of August 31, 1998.

     In May 1993, the Company's shareholders approved the adoption of Stock Option Plans pursuant to which options covering a total up to 1,500,000 shares of the Company's Common Stock may be granted to the Company's officers, directors, employees and other such persons providing services to the company. No shares have been granted under such plan.

     The Company offers disability insurance to all its employees and health insurance to certain employees. The Company has adopted no retirement, pension, profit sharing or other similar programs.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 28, 1998 based on information available to the Company by (I) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Name and Address of                   Number of Shares
  Beneficial Owner                   Beneficially Owned  (1)   Percentage
-------------------                  ------------------        ----------

Steven Westlund                            240,000       (2)       1.84%
2139 Pontius Ave.
Los Angeles, CA 90025

Peter Benz                                 226,667       (2)       1.74%
2139 Pontius Ave.
Los Angeles, CA 90025

Owen Naccarato                              27,000                 0.21%
2139 Pontius Ave.
Los Angeles, CA 90025

John Osborne                                16,667       (2)       0.13%
2139 Pontius Ave.
Los Angeles, CA 90025

Michael Grecko                              22,299       (3)       0.17%
2139 Pontius Ave.
Los Angeles, CA 90025

William Shell                               15,573       (4)       0.12%
2139 Pontius Ave.
Los Angeles, CA 90025

Directors and Officers as a Group
Group (three persons)                      493,667       (5)       3.72%

(1) Included for purposes of this calculation are shares of Common Stock outstanding as of September 28, 1998, plus, in the case of a particular person or group, the shares of Common Stock subject to currently exercisable options and warrants (which are deemed to include options and warrants exercisable within 70 days after September 28, 1998 held by that person or group.

(2)  Amounts are options that are currently exercisable.

(3)  Includes 13,333 options that are currently exercisable

(4)  Includes 10,000 options that are currently exercisable

(5)  Includes 466,667 options that are currently exercisable.

ITEM 12.  Certain Relationships and Related Transaction

     There were no transactions during the last two years, or proposed transactions, to which the small business issuer was or is to be a party, in which any executive officer or director, or any nominee for election as a director, or any individual with security ownership of certain beneficial owners and management and any member of the immediate family of the aforementioned, had or is to have a direct or indirect material interest.

ITEM 13.  Exhibits, List and Reports in Form 8-K

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

    10.11 Letter dated August 20, 1993 between the Company and Lewis,
          D'Amato, Brisbois & Bisgaard re Debt Conversion Agreement. (4)
    10.12 Letter agreement dated March 13, 1993 between the Company and Clark M. Holcomb; Sale of Stock Agreement, dated November 1, 1992 by and between the Company and Clark M. Holcomb; and related Promissory Note from Clark M. Holcomb to the Company. (4)
    10.13 Agreement concerning MRI System, dated as of February 10, 1994 by and between Siemens Credit Corporation, Venus Management, Inc., the Company, Medical Funding of America, Inc. and Tri-County Mobile MRI, L.P. and related Transfer of Interest Agreement, Corporate Guaranty by the Company, Amendment to Promissory Note of Medical Funding of America, Inc. payable to Siemens Credit Corporation and Agreement concerning Lease Payment between Venus Management, Inc. and Tri-County Mobile MRI, L.P. (4)
    10.14 Agreement dated August 27, 1992 by and between Dr. William Shell and Clark M. Holcomb related to shares of the Company's Common Stock owned by Dr. Shell. (4)
    10.15 Agreement dated September 23, 1993 by and between Ladenburg, Thalmann Co., Inc. and the Company. (4)
    10.16 Consulting Agreement for Financial Public Relations dated as of February 25, 1994 by and between the Company and Robert Bienstock and Richard Washor. (4)
    10.17 License Agreement, dated March 23, 1994 by and between Effective Health, Inc. and KCD Incorporated. (4)
    10.18 Professional Services Agreement, dated April 15, 1994 by and between RAI Finanz, and the Company. (4)
    10.19 Consulting Agreement and Stock Plan dated as of August 25, 1994 by and between the Company and Hy Ochberg. (4)
    10.20 Memorandum of Understanding dated as of August 16,1994 by and between the Company and Raifinanz (USA), Inc. (4)
    10.21 Resonex Equipment Lease as of June 30, 1993 between Venus Management Company and Medical Funding of America. (4)
    10.22 Becton Dickenson Supply Agreement dated November 2, 1994.*
    10.23 Form 12b-25 dated March 30,1995.*
    10.24 2/nd/ & Final Revised Proposal to Acquire Pastels International, Incorporated (6)
    10.25 Revised Proposed Acquisition of Nutra Quest, Incorporated (6)
    10.26 Number skipped
    10.27 The 1998 Stock Compensation Plan (7)
    10.28 The Amendment to the 1998 Stock Compensation Plan (8)
    22.1  Subsidiaries of the Company & See/Shell Biotechnology, Inc. (1)
    22.2 Subsidiaries of the Company & E-Z Trac, Inc.-Articles of Incorporation, Amendments and By-Laws. (1)
    22.3 Subsidiaries of the Company & Effective Health, Inc.-Articles of Incorporation, Amendments and By-Laws. (1)

    22.4 Subsidiaries of the Company & Venus Management, Inc. Certificate of Incorporation, Amendments and By-Laws. (Included in Exhibit 10.9.)
    25.   Subsidiaries of the Company. (4)
    27.   Financial Data Schedule (included only in EDGAR filing).

     --------------------------------------------------------------------------

          (1) Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on August 7, 1990, and incorporated herein by reference.
          (2) Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on February 12, 1991, and incorporated herein by reference.
          (3) Previously filed as an exhibit to the Company's registration statement on Form S-1 8, file number 33-17548-NY, as amended on June 24, 1991, and incorporated herein by reference.
          (4) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, file number 33-51684-NY, as amended on September 19, 1994, and incorporated herein by reference.
          (5) Previously filed as an exhibit to the Company's Form 10-QSB filed for the quarterly period ended September 30, 1996.
          (6) Previously filed as an exhibit to the Company's Form 10-KSB filed for the period ended December 31, 1996.
          (7)  Incorporated by reference to the Company's Form S-8 dated January
               9, 1998 and filed with the Commission on January 9, 1998.
          (8)  Incorporated by reference to the Company's Form S-8 dated March
               25, 1998 and filed with the Commission on March 25, 1998.
           *   Previously filed.

     (b)  Reports on Form 8-K:

     The company filed the following reports on Form 8-K during the quarters ended December 31, 1997 and March 31, 1998:

     1. Form 8-K dated December 12, 1997 reporting the acquisition of Kaire International, Inc. in accordance with the terms of an Agreement and Plan of Reorganization among the Registrant, Kaire and the stockholders of Kaire holding in excess of 80% of the issued and outstanding stock of Kaire. Upon the consummation of the acquisition Mr. Robert L. Richards, Chief Executive Officer and a director of Kaire, and Mr. Loren Bagley, a director of Kaire, were elected to the Board of Directors of the Registrant.

     Resignations from the Registrants Board were received from both Mr. Richards and Mr. Bagley on July 27, 1998.

     2. Form 8-K dated February 19, 1998 reporting a change in the Company's independent account, a name change, a seventy - five to one reverse common stock split, and the signing of an agreement to purchase thirty - five percent in a Singapore company and its Mainland China multi level marketing subsidiary.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Kaire Holdings Incorporated

                         By:  /s/ Steven R. Westlund
                              ----------------------
                              Steven R. Westlund Chief Executive Officer

                         Dated:  February 22, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/  Steven R. Westlund                               February 22, 1999
--------------------------------------------
Steven R. Westlund Chief Executive Officer and
Director


/s/  Peter T. Benz                                    February 22, 1999
--------------------------------------------
Peter T. Benz President and
Director

/s/  Owen M. Naccarato                                February 22, 1999
--------------------------------------------
Owen M. Naccarato Chief Financial Officer and
Director