Form 10QSB
period 1998-03-31
KAIRE HOLDINGS INC
filed 1999-03-03
CIK 822997

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 1998
                                             --------------

                                      OR

              [_] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                        Commission file number  0-21384
                                                -------

                          KAIRE HOLDINGS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            13-3367421
-------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                          identification number)

2139 Pontius Avenue, Los Angeles, California                    90025
--------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

       Registrant's Telephone number, including area code: (310) 312-9652
                                                           --------------

                       INTERACTIVE MEDICAL TECHNOLOGIES LTD.
--------------------------------------------------------------------------------
 (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes       No  X
                                              ---      ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                               Outstanding at
                  Class of Common Stock        March 31, 1998
                  ---------------------       ----------------
                    $.075 par value           4,371,650 shares

        Transitional Small Business Disclosure Format  Yes        No  X
                                                           ---       ---

                                  FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                          KAIRE HOLDINGS INCORPORATED

                                     Index

PART I - FINANCIAL INFORMATION


     Item 1. Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at
              December 31, 1997 and March 31, 1998 (unaudited)

             Condensed Consolidated Statements of Operations
              for the three months ended March 31, 1997 (unaudited) and 1998 (unaudited)

             Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 1997 (unaudited) and 1998 (unaudited)

             Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II. - OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 4. Submission of Matters of a Vote to Security Holders

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

   ITEM I.   FINANCIAL STATEMENTS

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      December 31, 1997 and March 31, 1998

                            ASSETS
                            ------
                                               December 31,     March 31,
                                                  1997            1998
                                               ------------    -----------
                                                               (unaudited)
   Current assets
      Cash and cash equivalents                   $   35,928  $   20,921
      Accounts receivables, net                       47,431      74,142
      Inventory                                      115,042     115,850
      Prepaid expense                                 70,947      73,819
                                                  ----------  ----------

         Total current assets                        269,348     284,732

   Furniture and equipment, net                       58,196      41,545
   Other Assets                                                   75,198
   Deposits                                            9,500       9,500
   Patents, net                                       44,691      42,829
                                                  ----------  ----------
       Total assets                               $  381,735  $  453,804
                                                  ----------  ----------

                LIABILITIES AND SHAREHOLDERS' DEFICIT
                -------------------------------------

   Current liabilities
      Notes payable                                   25,000      25,000
      Accounts payable and accrued expenses        2,271,946   2,428,764
                                                  ----------  ----------
              Total current liabilities            2,296,946   2,453,764
   Convertible notes payable                       2,000,100   1,437,600
                                                  ----------  ----------
              Total liabilities                    4,297,046   3,891,364
                                                  ----------  ----------


   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      December 31, 1997 and March 31, 1998

Shareholders' deficit
  Common stock, $0.075 par value
   authorized 400,000,000 shares,
   4,371,650 issued and outstanding                          212,430            214,085
  Additional paid-in-capital                              25,547,395         26,374,523
  Accumulated deficit                                    (29,675,136)       (30,026,168)
                                                        ------------       ------------
    Total Shareholders' Deficit                           (3,915,311)        (3,437,560)

Total liabilities and stockholders' deficit             $    381,735       $    453,804
                                                        ------------       ------------



   The accompanying notes are an integral part of these financial statements.

                   KAIRE HOLDING INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Quarters Ended March 31,

                                                         (Unaudited)    (Unaudited)
                                                             1997          1998
                                                         -----------    -----------
   REVENUES
        Products and Services                             $  69,585    $   99,958
        Lease Rentals                                        90,590             0
                                                          ---------    ----------
          Total revenues                                    160,175        99,958

   Cost of Revenues
        Product and Services                                 36,927        53,811
        Lease                                                72,126             0
                                                          ---------    ----------
          Total cost of revenues                            109,053        53,811

    Gross profit                                             51,122        46,147
                                                          ---------    ----------

   Operating Expenses
        Research and development                             62,339             0
        Selling, general and administrative expenses        283,931       365,852
                                                          ---------    ----------
         Total operating expenses                           346,270       365,852
                                                          ---------    ----------
   Loss from Operations                                    (295,148)     (319,704)

   Other income (expense)
        Interest expense - other                            (24,431)      (30,927)
        Interest expense - lease operations                 (23,703)            0
        Interest Income                                         237             0
        Loss on failed acquisitions                        (534,601)           -
                                                          ---------    ----------

          Total other income (expense)                     (582,498)      (30,927)

   Loss before provision for income tax                    (877,646)     (350,632)
   Provision for income taxes                                   800           400

   Net Loss                                               $(878,446)   $ (351,032)
                                                          ---------    ----------

   Basic loss per share                                   $   (1.42)   $    (0.12)
                                                          ---------    ----------

   Diluted loss per share                                 $   (1.42)   $    (0.12)
                                                          ---------    ----------

   Weighted average shares outstanding                      616,496     2,978,284
                                                          ---------    ----------

   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Quarters Ended March 31,

                                                             (Unaudited)     (Unaudited)
                                                                 1997           1998
                                                             ------------   -------------
Cash flows from operating activities
Net Loss                                                      $ (878,446)     $ (423,712)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Amortization and Depreciation                                136,121          18,513
    Common stock issued for services
    Common stock issued for interest on notes                                      6,205
    Compensation expenses related to below-market stock
     Options granted
(Increase) decrease in:
    Accounts receivable                                          (21,635)        (26,711)
    Lease receivable                                             (90,591)              -
    Prepaid expenses and other assets
    Inventories                                                                     (808)
Increase (decrease) in:
    Accounts payable and accrued expenses                         43,506         156,818
                                                              ----------      ----------

         Net cash used in operating activities                  (811,045)       (275,085)
                                                              ----------      ----------

Cash flows from investing activities
    Purchase of furniture and equipment
    Investment in affiliates                                      (2,499)            -

         Net cash used in investing activities                   (10,000)            -

Cash flows from financing activities
    Payments on notes payable                                     (2,000)            -
    Proceeds from issuance of common stock                       450,000             -
    Proceeds from issuance of convertible notes                  427,320          60,000

         Net cash provided by financing activities               875,320         260,078
                                                              ----------      ----------



   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Quarters Ended March 31,

                                                    (Unaudited)   (Unaudited)
                                                       1997           1998
                                                    -----------   ------------

Net decrease in cash and cash equivalents               51,775       (15,007)
                                                      --------      ---------

Cash and cash equivalents, beginning of period         192,421        35,928
                                                      --------      --------

Cash and cash equivalents, end of period              $244,196      $ 20,921
                                                      --------      --------


   The accompanying notes are an integral part of these financial statements.

                 KAIRE HOLDINGS INCORPORATED and SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 March 31, 1998

1.  Significant Risks
    -----------------

        The Company has incurred net losses of $2,066,727 and $12,210,263 for the years ended December 31, 1996 and 1997, respectively and an additional loss of $878,446 and $351,032 for the three months ended March 31, 1997 and March 31, 1998. The loss in 1997 resulted from a combination of failed acquisitions and the related write down of investments. The continued loss in 1998 is a result of remaining expenses related to the failed Kaire International acquisition coupled by continuing losses in operations. Future losses will negatively impact the Company's ability to raise future working capital.

        As of March 31, 1998, the Company had an accumulated deficit of $30,026,168 and negative working capital of $2,169,032. In addition, the Company remains subject to various business risks including but not limited to its ability to maintain vendor and supplier relationships by paying bills when due, and overcoming future and ongoing product development, distribution and marketing issues.

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

        In September 1996, the Company attempted to enter into an agreement to acquire Nutra Quest, Incorporated ("NQI"), a start-up network marketing company, which distributed food supplement and nutrition consumer's products. Due to difficulties with NQI's CEO and management, the anticipated business growth expected by NQI never materialized which lead to the termination of NQI's CEO during the fourth quarter of 1997. Subsequently, the NQI CEO seized the Company's headquarters along with certain assets, thus permanently damaging NQI's business. As a result of these of chain of events, NQI operations were terminated during the fourth quarter of 1997. At this time any remaining distributor downlines were transferred to Kaire International and the remaining NONI inventory was also transferred to Kaire International, Inc. The Company funded NQI $2,003,728 of which $502,728 and $1,501,000 was expensed in 1996 and 1997 respectively. (see Legal Proceedings).

        In December 1997 the Company entered into an agreement (the "Agreement") to acquire 80% of Kaire International, Inc. ("KII"), a network marketing firm based in Longmont, Colorado, with 1997 annual sales of approximately $31,000,000. In exchange for KII's Common Stock, the Agreement called for the Company to invest an initial $1,000,000 plus Company Common Stock, and to subsequently provide additional capital totaling $2,000,000 by the latter of February 15, 1998 or the completion of KII's year-end audit. Determining that the Company was not going to raise the additional capital needed by such dates, the Company and KII entered into an agreement whereby the Company assigned approximately two thirds of its equity position in KII to a third party, and the third party was to fund KII $2,000,000. For consideration, the Company received an option from KII repurchase the same number of KII shares that it had assigned to the third party $2,000,000. The Company was unable to raise the funds and the option expired on August 5, 1998. After the occurrence of these events, the Company owns 24% of KII. A write down of $2,632,003 in the KII investment was reflected in the Company's 1997 financial statements. KII filed an S-1 Registration Statement on February 11, 1998 and an Amended S-1 Registration Statements on July 10, 1998 and October 23, 1998. The Registration statement provides for the selling of 1,000,000 shares of KII at $6.00 a share. The under writer is the May Davis Group Incorporated, located in Baltimore, MD, and the attorney is Gusrae, Kaplan & Bruno located in New York, NY. Subsequent to the filing of the amended Registration Statement, KII decided not to proceed with the offering. On December 10, 1998, Natural Health Trends Corp., ("NHTC") (NASDAQ: Symbol NHTCC), announced it had signed an agreement as of November 24, 1998 to purchase certain assets of KII for a combination of Series E and Series F Preferred stock, Acquisition Warrants and a percentage of NHTC's net income for a period of five years. On February 19, 1999, NHTC announced that the acquisition was completed. It is not known what effect the NHTC agreement will have on Kaire Holding's investment in KII, thus due to the uncertainty in Kaire Holding's ability to recover its investment in KII, its investment in KII was written off for the year ending December 1997.

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

        In the opinion of the management the accompanying consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at March 31, 1998, the results of its operations for three months ended March 31, 1998 and the cash flow for three months ended March 31, 1998. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1997 Form 10-KSB.

        The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.

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

        Stock Split
        -----------

        On or about February 19, 1999, the Company effected a 1-for-75 reverse stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split.

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


3.      Capital Transactions, Convertible Notes Payable and Debentures

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

       A $2,632,000 impairment charge related to the Company's investment in KII was recorded in the year ended December 31, 1997 due to the Company's subsequent loss of ownership interest and the doubtfulness of recovering this investment. Additionally, the Company provided a full valuation charge on the remaining balance of the Company's investment in KII equal to $2,062,035.

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

       During the three months ended March 31, 1998, $487,500 of the 8% convertible debenture notes had converted into 707,974 shares of common stock. On March 30, 1998 the Company issued a four year $100,000 convertible debenture at a 6% annual interest. The holder of this debenture was entitled to convert the entire principal amount at any time during the period beginning forty-five
(45) days after the execution and prior to maturity. The conversion price provided for a 65% discount of the average Closing Bid Price of the Shares for the five (5) trading days immediately preceding the day prior to the Conversion Date.

       During the three months ended June 30, 1998, $15,000 of the 8% convertible debentures notes had converted into 183,019 shares of common stock and $35,000 of the 6% convertible debenture had converted into 673,420 shares of common stock.

       During the three months ended September 30, 1998, $82,500 of the 8% convertible debentures notes had converted into 3,980,156 shares of common stock and the final $65,000 of the 6% convertible debenture had converted into 2,332,147 shares of common stock.

       During the three months ended December 31, 1998, $40,000 of the 8% convertible debenture notes had converted into 1,725,795 shares of common stock with $225,000 remaining to be converted.

       In February 1998, as a result of a Special Shareholder Meeting, the Company effected a 1-for-75 reverse stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split.

4.      Pending Acquisitions
        --------------------

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

5.   Contingencies
     -------------

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


     Results of Operations

     Three Months Ended March 31, 1997 Compared to March 31, 1998

                                           For the                     For the
                                     Three Months Ended            Three Months Ended
                                           March 31,                   March 31,
                                           --------                    --------
                                             1997                         1998
                                             ----                         ----
($ Thousands)

Revenues - Products and Services
 Microspheres & Lab Services                  $70                         $100

       Total Product & Services                70                          100


Cost of Revenues
Microspheres & Lab Services                     37                            54
                                                 -                             -
                                              ----                          ----
                                                37                            54
Gross Margin Product & Services                 33                            46
                                              ----                          ----
Revenues - Lease Operations                     90                             -
Cost of Revenues - Lease operations             72                             -
Gross Margin-lease operations                 ----                          ----
                                               $18                           $ -
                                              ----                          ----

   Net revenue for the three months ended March 31, 1998 from products and services was approximately $100,000, an increase of $30,000 or 43% from the same period in 1997. The increase was due to a combination of new customers and increased activity by the current Company's clients. The decrease in lease revenues was due to the Company shutting down that aspect of its business.

   Gross profit for products and services was $46,000 for the three month period ended March 31, 1998 an increase of $13,000 or 40% over the same period prior year, though the percentage to sales remained flat or 46% and 47% respectively. Research and development expense for the three month period ended March 31, 1998 was $0, a decrease of approximately $62,339 from the comparable 1997 period. The decrease was due to no new R&D projects entered into.

   SG&A expense increased to $365,852 from $283,911 amounting to an increase of 81,941 or 28.8% over prior year for the three months ended March 31, 1998. This increase is due consulting expenses relating to the failed Kaire International acquisition and increased auditing costs offset by decreases in depreciation, legal fees and shareholders expense.

   Interest expense for operations for the three month period ended March 31, 1998 was $30,927 compared to $24,431 for the comparable three month period prior year. The increase resulted from interest due on convertible notes which were issued during 1996, 1997 and the first quarter of 1998. The decrease in interest expense on lease operations is due to the assignment of the MRI lease to a third party in 1997.

   No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through March 31, 1998, the Company incurred net operating losses for tax purposes of approximately $30,026,168. The net operating loss carry forward may be used to reduce taxable income through the year 2012. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.

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

   On March 31, 1998 the Company had assets of $453,804 compared to $381,735 on December 31, 1997. The Company had a total stockholders' deficit of $3,437,560 on March 31, 1998 compared to a deficit of $3,915,311 on December 31, 1997, an increase of $477,751. This increase for the quarter ended March 31, 1998 was the result of an increase of $828,783 consisting of the following; 1) issuance of stock for note conversions and sale of stock totaling $727,884 and 2) stock and stock options issued for services totaling $100,896 offset by the quarterly net operating loss of $351,032.

   As of March 31, 1998 the Company's working capital position decreased $141,434 from a negative $2,027,598 at December 31, 1997 to a negative $2,169,032, primarily as a result of the following: 1) increase in accounts payable of $115,700, 2) an increase in payroll liabilities of $18,000, 3) a decrease in cash of $15,000, 4) an increase in accrued interest expense of $17,000 offset by an increase in accounts receivable of $26,000.

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



                          PART II.  OTHER INFORMATION
                          ---------------------------



   Item 1.  Legal Proceedings

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

   The complaint was served the last week of December 1998. The damages prayed are as follows: special damamges - $250,000 general damages -$1,000,000 and punitive damages - $3,000,000.

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

           1.  Form 8-K dated  March 23, 1998: Items 4, 5 and 7.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     KAIRE HOLDINGS INCORPORATED.
                     ----------------------------
                         (Registrant)



   Date:  March 3, 1999              By: /s/ STEVEN R. WESTLUND
         -------------------            ---------------------------------
                                                Steven Westlund
                                                (Chief Executive Officer)


   Date:  March 3, 1999              By:  /s/ PETER T. BENZ
         -------------------            ---------------------------------
                                                Peter T. Benz
                                                (President)


   Date:  March 3, 1999              By: /s/ OWEN M. NACCARATO
         -------------------            ---------------------------------
                                                Owen M. Naccarato
                                                (Chief Financial Officer)