Form 10QSB/A
period 1998-03-31
KAIRE HOLDINGS INC
filed 1999-03-04
CIK 822997

                                AMENDMENT NO. 1
                                      TO
                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

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

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Quarters Ended March 31,

                                                             (Unaudited)     (Unaudited)
                                                                 1997           1998
                                                             ------------   -------------
Cash flows from operating activities
Net Loss                                                      $ (878,446)     $ (423,712)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Amortization and Depreciation                                136,121          18,513
    Common stock issued for services
    Common stock issued for interest on notes                                      6,205
    Compensation expenses related to below-market stock
     Options granted
(Increase) decrease in:
    Accounts receivable                                          (21,635)        (26,711)
    Lease receivable                                             (90,591)              -
    Prepaid expenses and other assets
    Inventories                                                                     (808)
Increase (decrease) in:
    Accounts payable and accrued expenses                         43,506         156,818
                                                              ----------      ----------

         Net cash used in operating activities                  (811,045)       (275,085)
                                                              ----------      ----------

Cash flows from investing activities
    Purchase of furniture and equipment                           (2,499)            -
    Investment in affiliates                                     (10,000)            -

         Net cash used in investing activities                   (12,499)            -

Cash flows from financing activities
    Payments on notes payable                                     (2,000)            -
    Proceeds from issuance of common stock                       450,000         200,078
    Proceeds from issuance of convertible notes                  427,320          60,000

         Net cash provided by financing activities               875,320         260,078
                                                              ----------      ----------



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

        Stock Split
        -----------

        On or about February 19, 1998, the Company effected a 1-for-75 reverse stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split.

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



   Date:  March 4, 1999              By: /s/ STEVEN R. WESTLUND
         -------------------            ---------------------------------
                                                Steven Westlund
                                                (Chief Executive Officer)


   Date:  March 4, 1999              By:  /s/ PETER T. BENZ
         -------------------            ---------------------------------
                                                Peter T. Benz
                                                (President)


   Date:  March 4, 1999              By: /s/ OWEN M. NACCARATO
         -------------------            ---------------------------------
                                                Owen M. Naccarato
                                                (Chief Financial Officer)