Form 10QSB
period 1998-06-30
KAIRE HOLDINGS INC
filed 1999-03-05
CIK 822997

                                 FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended  June 30, 1998
                                             ----------------

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
  (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes        No  X
                                              ---       ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                           Outstanding at
               Class of Common Stock       June 30, 1998
               ---------------------      ----------------
                 $.075 par value          8,152,815 shares

        Transitional Small Business Disclosure Format  Yes        No  X
                                                           ---       ---

                                  FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                          KAIRE HOLDINGS INCORPORATED

                                     Index

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at
              December 31, 1997 and June 30, 1998 (unaudited)

             Condensed Consolidated Statements of Operations
              for the three and six months ended June 30, 1997 (unaudited) and 1998 (unaudited)

             Condensed Consolidated Statements of Cash Flows
              for the six months ended June 30, 1997 (unaudited) and 1998 (unaudited)

             Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II. - OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 4. Submission of Matters of a Vote to Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

   ITEM I.   FINANCIAL STATEMENTS

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      December 31, 1997 and June 30, 1998

                           ASSETS
                           ------

                                     December 31,    June 30,
                                         1997          1998
                                     ------------   -----------
                                                    (unaudited)
   Current assets
      Cash and cash equivalents        $   35,928   $    8,667
      Accounts receivables, net            47,431       81,146
      Inventory                           115,042      115,965
      Prepaid expense                      70,947      134,300
                                       ----------   ----------

         Total current assets             269,348      340,078

   Furniture and equipment, net            58,196       24,894
   Other Assets                                         26,612
   Deposits                                 9,500        9,500
   Patents, net                            44,691       40,966
                                       ----------   ----------
       Total assets                    $  381,735   $  442,050
                                       ----------   ----------

                  LIABILITIES AND SHAREHOLDERS' DEFICIT
                  -------------------------------------

   Current liabilities
      Notes payable                        25,000       25,000
      Accounts payable and accrued
       expenses                         2,271,946    2,201,421
                                       ----------   ----------
       Total current liabilities        2,296,946    2,226,421

   Convertible notes payable            2,000,100    1,612,600
                                       ----------   ----------
       Total liabilities                4,297,046    3,839,021
                                       ----------   ----------

   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      December 31, 1997 and June 30, 1998

Shareholders' deficit
 Common stock, $0.075 par value
  authorized 400,000,000 shares,
  8,152,815 issued and outstanding                          212,430             215,924

 Additional paid-in-capital                              25,547,395          26,625,627
 Accumulated deficit                                    (29,675,136)        (30,238,522)
                                                       ------------        ------------

   Total Shareholders' Deficit                           (3,915,311)         (3,396,971)

Total liabilities and stockholders' deficit            $    381,735        $    442,050
                                                       ------------        ------------



   The accompanying notes are an integral part of these financial statements.

             INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 and 1998

                                                        Three Months Ended            Six Months Ended
                                                              June 30,                    June 30,
                                                    ---------------------------    ------------------------
                                                         1997          1998           1997         1998
                                                    -----------     -----------    -----------    ---------
REVENUES
     Products and Services                           $  73,801      $  125,793    $   143,480    $ 225,751
     Lease Rentals                                           -               -         90,590            -
                                                     ---------      ----------    -----------    ---------
       Total Revenue                                    73,801         125,793        233,976      225,751

Cost of Revenues                                        87,182          48,343        196,235      102,154

Gross Profit                                           (13,381)         77,450         37,741      123,597

Operating Expenses
    Research and development                            18,000           1,088         80,339        1,088
     Selling, general and administrative               286,220         257,388        570,151      623,240
                                                     ---------      ----------    -----------    ---------
      Total Operating Expenses                         304,220         258,476        650,490      624,328
                                                     ---------      ----------    -----------    ---------
Loss from Operations                                  (317,601)       (181,027)      (612,749)    (500,731)

Interest Expense and Other
Interest expense - other                                36,585          30,928         61,016       61,855
Interest expense - lease operations                          -               -         23,703            -
Interest Income                                            (94)              -           (331)           -
Net Losses on pending acquisition                      200,000               -        731,601            -
                                                     ---------      ----------    -----------    ---------
   Total interest expense and other                    236,491          30,928        818,989       61,855

                                                     ---------      ----------    -----------    ---------
 Loss before provision for state                      (554,092)       (211,954)    (1,431,738)    (562,586)

Provision for state income taxes                             -             400            800          800

Net Loss                                              (554,082)       (212,354)    (1,431,538)    (563,386)
                                                     ---------      ----------    -----------   ----------

Basic Loss per Share                                 $    0.88      $     0.08    $      2.25   $     0.25

Diluted Loss per Share                               $    0.88      $     0.08    $      2.25   $     0.25

Weighted average shares outstanding                    627,819       2,662,116        634,941    2,293,122
                                                     ---------      ----------    -----------   -----------

          See the accompanying notes to these consolidated statements

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1997 and 1998

                                                      (Unaudited)     (Unaudited)
                                                         1997            1998
                                                     -------------   -------------
Cash flows from operating activities
Net Loss                                              $(1,432,538)   $(563,386)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Amortization and Depreciation                         239,115       37,027
    Common stock issued for services                                   357,551
    Common stock issued for interest on notes                           53,987
    Compensation expenses related to below-market
     stock Options granted
(Increase) decrease in:
    Accounts receivable                                   (12,248)     (37,715)
    Lease receivable                                      (90,591)           -
    Prepaid expenses and other assets                       4,620      (89,965)
    Inventories                                                           (923)
Increase (decrease) in:
    Accounts payable and accrued expenses                 169,595      (70,525)
                                                      -----------    ---------

         Net cash used in operating activities         (1,122,047)    (309,949)
                                                      -----------    ---------

Cash flows from investing activities
    Purchase of furniture and equipment                    (2,773)           -
    Investment in affiliates                             (366,912)           -
                                                      -----------    ---------
         Net cash used in investing activities           (369,685)           -

Cash flows from financing activities
    Payments on notes payable                                   -      (10,000)
    Proceeds from issuance of common stock                450,000      132,688
    Proceeds from issuance of convertible notes           908,773      160,000
                                                      -----------    ---------
         Net cash provided by financing activities      1,358,773      282,688
                                                      -----------    ---------


   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1997 and 1998

                                                         (Unaudited)   (Unaudited)
                                                            1997          1998
                                                         -----------   -----------

          Net decrease in cash and cash equivalents        (132,959)      (27,261)
                                                          ---------      --------

Cash and cash equivalents, beginning of period              192,421       35,9328
                                                          ---------      --------

Cash and cash equivalents, end of period                  $  59,463      $  8,667
                                                          ---------      --------




   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 June 30, 1998

1.  Significant Risks
    -----------------

        The Company has incurred net losses of $2,066,727 and $12,210,263 for the years ended December 31, 1996 and 1997, respectively and an additional loss of $1,431,538 and $563,386 for the six months ended June 30, 1997 and June 30, 1998. The loss in 1997 resulted from a combination of failed acquisitions and the related write down of investments. The continued loss in 1998 is a result of remaining expenses related to the failed Kaire International acquisition attempt coupled by continuing losses in operations. The accumulative effect of the continuing losses have adversely affected the liquidity of the Company. Future losses will likely negatively impact the Company's ability to raise future working capital.

        As of June 30, 1998, the Company had an accumulated deficit of $30,238,522 and negative working capital of $1,886,343. In addition, the Company remains subject to various business risks including but not limited to its ability to maintain vendor and supplier relationships by paying bills when due, and overcoming future and ongoing product development, distribution and marketing issues.

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

        In the opinion of the management the accompanying consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at June 30, 1998, the results of its operations for three and six months ended June 30, 1998 and the cash flow for three and six months ended June 30, 1998. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1997 Form 10-KSB.

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

       During October through December 1997, the Company issued 8% convertible debentures due three years from the date of issuance. The debentures are convertible beginning with the 41st day after issuance and at a conversion price equal to 70% of the average closing bid price of the Company's common stock during the last five days prior to the conversion date. In connection with the issuance of these debentures, the Company recorded additional interest amounting to $364,000 related to the beneficial conversion feature of the debentures. The note holders have certain registration rights. At December 31, 1997, convertible debentures outstanding aggregated to $850,000. These funds were issued to Kaire International Inc. As of December 31, 1998, $225,000 remains to be converted.

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


Results of Operations

   Three and Six Months Ended June 30, 1997 Compared to June 30, 1998

                                                          Three Months Ended            Six Months Ended
                                                                June 30,                    June 30,
                                                     ---------------------------    ------------------------
                                                         1997            1998            1997         1998
                                                     ----------      -----------    -----------    ---------
   ($ Thousands)

   Revenues - Products and Services
        Microspheres & Lab Services                       $ 74          $ 126            $ 143         $ 226
        Fat Sequestration - License Fees
         and Royalties                                       -              -                              -
                                                          ----          -----            -----         -----
                                                            74            126               143          226

   Cost of Revenues
   Microspheres & Lab Services                              15             48               52           102

   Fat Sequestration - License Fees
    And Royalties                                            -              -                -             -
                                                          ----          -----            -----         -----
                                                            15             48               52           102
   Gross Margin Product & Services                          59             78               91           124
                                                          ----          -----            -----         -----


   Revenues - Lease Operations                               -              -               90             -
   Cost of Revenues - Lease operations                      72              -              144             -
                                                          ----          -----            -----         -----
     Gross margin - lease operations                       (72)                            (54)            -
                                                          ----          -----            -----         -----

     The three and six months ended June 30, 1998, revenues from products and services were approximately $125,793 and $225,751, an increase of 70% and 58% from the same period in 1997. The increase was due to a combination of new customers and increased activity by the current Company's clients.

     Gross profit for products and services was $77,450 and $123,597 for three and six months ended June 30, 1998, an increase of $13,000 and 33,000 or 22% and 36% over the same periods prior year. The swing in gross margins are caused by the timing of manufacturing supply purchases, which are expensed upon receipt. Lease operations in 1997 experienced an additional decrease in gross margin due to expenses relating to the MRI equipment which had not be assigned to a third at that time.

     Research and development expense for the three and six month period ended June 30, 1998 was $1,088 and $1088 respectively, a decrease of approximately $17,000 and 79,000 from the comparable 1997 periods. The decrease was due to no new R&D projects entered into in 1998.

     SG&A expense decreased to $257,388 from $286,220 for the three month period ended June 30, 1998 and increased to $623,240 from $570,151 for the six month period ended June 30, 1998. The three month decrease resulted from reduced payroll expense and the phasing out of outside consultants. The increase in the six month figure is due to the consulting expense that was incurred during the first quarter of 1998.

     Interest expense for operations for the three and six month period ended June 30, 1998 was $30,928 compared to $36,585 for the comparable three month period prior year and $61,016 compared to $61,855 for the comparable six month period prior year. The increase resulted from interest due on convertible notes which were issued during first quarter of 1998. The decrease in interest expense on lease operations is due to the assignment of the MRI lease to a third party in 1997.

     No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through June 30, 1998, the Company incurred net operating losses for tax purposes of approximately $30,238,522. The net operating loss carry forward may be used to reduce taxable income through the year 2012. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.



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

       On June 30, 1998 the Company had assets of $442,050 compared to $381,735 on December 31, 1997. The Company had a total stockholders' deficit of $3,396,971 on June 30, 1998 compared to a deficit of $3,915,311 on December 31, 1997, an increase of $518,340. This increase for the six month period ended June 30, 1998 was the result of an increase of $1,081,726 in stockholders equity consisting of the following; 1) issuance of stock for note conversions and sale of stock totaling $640,433 and 2) stock and stock options issued for services totaling $441,293 offset by the quarterly net operating loss of $563,386.

        As of June 30, 1998 the Company's working capital position decreased $141,255 from a negative $2,027,598 at December 31, 1997 to a negative $1,886,343, primarily as a result of the following: 1) increase in prepaid assets of $63,353, 2) a decrease in accounts payable of $70,525, 3) an increase in receivables of $33,715 offset by 4) a decrease in cash of $27,261.

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

      The complaint was served the last week of December 1998. The damages prayed are as follows: special damages - $250,000, general damages -$1,000,000 and punitive damages - $3,000,000.

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

                                      KAIRE HOLDINGS INCORPORATED.
                                      ----------------------------
                                      (Registrant)



   Date: March 5, 1999                By: /s/ Steven  R.Westlund
                                         ------------------------------
                                              Steven Westlund
                                              (Chief Executive Officer)


   Date: March 5, 1999                By: /s/ Peter T. Benz
                                         ------------------------------
                                              Peter T. Benz
                                              (President)


   Date: March 5, 1999                By: /s/ Owen M. Naccarato
                                         ------------------------------
                                              Owen M. Naccarato
                                              (Chief Financial Officer)