Form 10QSB
period 1998-09-30
KAIRE HOLDINGS INC
filed 1999-03-09
CIK 822997

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the quarterly period ended   September 30, 1998
                                            ------------------------

                                      OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                        Commission file number  0-21384
                                                -------

                          KAIRE HOLDINGS INCORPORATED
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                               13-3367421
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                            identification number)

  2139 Pontius Avenue, Los Angeles , California                     90025
  ---------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)

       Registrant's Telephone number, including area code: (310) 312-9652
                                                           --------------

                     INTERACTIVE MEDICAL TECHNOLOGIES LTD.
--------------------------------------------------------------------------------
 (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes       No  X
                                              ---      ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                             Outstanding at
               Class of Common Stock       September 30, 1998
               ---------------------      ---------------------
                  $.075 par value           12,794,788 shares

        Transitional Small Business Disclosure Format  Yes       No  X
                                                           ---      ---

                                  FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                          KAIRE HOLDINGS INCORPORATED

                                     Index

PART I - FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at
           December 31, 1997 and September 30, 1998 (unaudited)

          Condensed Consolidated Statements of Operations for the three and six months ended September 30, 1997 (unaudited) and 1998 (unaudited)

          Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 1997 (unaudited) and 1998 (unaudited)

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

  Item 4. Submission of Matters of a Vote to Security Holders

  Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

   ITEM I.     FINANCIAL STATEMENTS

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    December 31, 1997 and September 30, 1998


                                    ASSETS
                                    ------

                                                 December 31,   September 30,
                                                     1997            1998
                                                 ------------   --------------
                                                                 (unaudited)

   Current assets
      Cash and cash equivalents                   $  35,928       $  22,243
      Accounts receivables, net                      47,431          31,632
      Inventory                                     115,042         115,042
      Prepaid expense                                70,947          38,896
                                                  ---------       ---------
         Total current assets                       269,348         207,813

   Furniture and equipment, net                      58,196          21,099
   Other Assets                                                      26,612
   Deposits                                           9,500           9,500
   Patents, net                                      44,691          39,104

                                                  ---------       ---------
       Total assets                               $ 381,735       $ 304,128
                                                  ---------       ---------

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

   Current liabilities
      Notes payable                                  25,000          25,000
      Accounts payable and accrued expenses       2,271,946       1,446,855
                                                  ---------       ---------

       Total current liabilities                  2,296,946       1,471,855

   Convertible notes payable                      2,000,100       1,395,099

                                                  ---------       ---------
       Total liabilities                          4,297,046       2,866,954
                                                  ---------       ---------


   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    December 31, 1997 and September 30, 1998

  Shareholders' deficit
     Common stock, $0.075 par value
      authorized 400,000,000 shares,
      ____________ issued and outstanding                 212,430             222,393
     Additional paid-in-capital                        25,547,395          27,499,534
     Accumulated deficit                              (29,675,136)        (30,284,753)
                                                     ------------        ------------

       Total Shareholders' Deficit                     (3,915,311)         (2,562,826)

   Total liabilities and stockholders' deficit       $    381,735        $    304,128
                                                     ------------        ------------



   The accompanying notes are an integral part of these financial statements.

             INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Nine Months Ended September 30, 1997 and 1998

                                                Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                              ----------------------    -------------------------
                                                 1997         1998           1997         1998
                                                 ----         ----           ----         ----
REVENUES
    Products and Services                        72,392       $ 79,742    $   215,778    $  305,483
    Lease Rentals                                     -              -         90,590             -
                                              ---------     ----------    -----------    ----------
       Total Revenue                              2,392         79,742        306,368       305,483

Cost of Revenues                                126,892         35,719        323,067       137,873

Gross Profit                                    (54,441)        44,023        (16,699)      167,610

Operating Expenses
    Research and development                      5,156         (1,088)        84,495             0
    Selling, general and administrative         234,311         68,077        804,462       691,317
                                              ---------     ----------    -----------    ----------
       Total Operating Expenses                 366,299         66,989        888,957       691,317
                                              ---------     ----------    -----------    ----------
Loss from Operations                           (293,907)       (22,976)      (906,656)     (523,707)

Interest Expense (Income) and Other
Interest expense - other                         19,292         22,855         80,308        84,710
Interest expense - lease operations                   -              -         23,703             -
Interest Income                                   2,264              -          2,264             -
Net Losses on pending acquisition                     -              -        734,601             -
                                              ---------     ----------    -----------    ----------
       Total interest expense and other          21,887         22,855        840,876        84,710

                                              ---------     ----------    -----------    ----------
 Loss before provision for state
    income tax                                 (315,794)       (45,831)    (1,747,532)     (608,417)

Provision for state income taxes                      -            400            800         1,200

Net Loss                                       (315,794)       (46,231)    (1,748.332)     (609,617)
                                              ---------     ----------    -----------    ----------
Basic Loss per Share                          $    0.39     $     0.01    $      2.50    $     0.18

Diluted Loss per Share                        $    0.39     $     0.01    $      2.50    $     0.18

Weighted average shares outstanding             818,591      3,928,699        698,580     3,432,841


          See the accompanying notes to these consolidated statements

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1997 and 1998

                                                      (Unaudited)     (Unaudited)
                                                          1997           1998
                                                     -------------    -----------
Cash flows from operating activities
Net Loss                                              $(1,432,538)    $(609,617)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Amortization and Depreciation                         239,115        42,684
    Common stock issued for services                                    358,530
    Common stock issued for interest on notes                            65,706
    Compensation expenses related to below-
     market stock Options granted
(Increase) decrease in:
    Accounts receivable                                   (12,248)       15,799
    Lease receivable                                      (90,591)            -
    Prepaid expenses and other assets                       4,620         5,439
    Inventories                                                               -
Increase (decrease) in:
    Accounts payable and accrued expenses                 169,595      (174,914)
                                                      -----------     ---------

        Net cash used in operating activities          (1,122,047)     (296,378)
                                                      -----------     ---------

Cash flows from investing activities
    Purchase of furniture and equipment                    (2,773)            -
    Investment in affiliates                             (366,912)            -
                                                      -----------     ---------
        Net cash used in investing activities            (369,685)            -

Cash flows from financing activities
    Payments on notes payable                                           (10,000)
    Proceeds from issuance of common stock                450,000       132,688
    Proceeds from issuance of convertible notes           908,773       160,000
                                                      -----------     ---------
        Net cash provided by financing activities       1,358,773       282,688
                                                      -----------     ---------

   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1997 and 1998

                                                    (Unaudited)   (Unaudited)
                                                       1997          1998
                                                    -----------   -----------

Net decrease in cash and cash equivalents             (132,959)      (13,685)
                                                     ---------      --------

Cash and cash equivalents, beginning of period         192,421        35,928
                                                     ---------      --------

Cash and cash equivalents, end of period             $  59,463      $ 22,243
                                                     ---------      --------

   The accompanying notes are an integral part of these financial statements.

                 KAIRE HOLDINGS INCORPORATED and SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 1998

   1.   Significant Risks
        -----------------

        The Company has incurred net losses of $2,066,727 and $12,210,263 for the years ended December 31, 1996 and 1997, respectively and an additional loss of $1,748,332 and $609,617 for the nine months ended September 30, 1997 and September 30, 1998. The loss in 1997 resulted from a combination of failed acquisitions and the related write down of investments. The continued loss incurred in the first two quarters of 1998 is a result of remaining expenses related to the failed Kaire International acquisition attempt coupled by continuing losses in operations, with the loss during the third quarter a result of a loss in operations. The accumulative effect of the continuing losses have adversely affected the liquidity of the Company. Future losses will likely negatively impact the Company's ability to raise future working capital.

        As of September 30, 1998, the Company had an accumulated deficit of $30,284,753 and negative working capital of $1,264,042. In addition, the Company remains subject to various business risks including but not limited to its ability to maintain vendor and supplier relationships by paying bills when due, and overcoming future and ongoing product development, distribution and marketing issues.

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

        In the opinion of the management the accompanying consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at September 30, 1998, the results of its operations for the three and nine months ended September 30, 1998 and the cash flow for nine months ended September 30, 1998. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1997 Form 10-KSB.

        The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.

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

        As of September 30, 1998, there were approximately 608 shareholders of record of the company's Common Stock.

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

        On or about January 1, 1998 through September 30, 1998, the Company issued securities using exemptions available under the Securities Act of 1933 including sales made pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation S, as follows (please note that the below 1998 shares issued reflect the 75 to 1 reverse split that occurred on February 19, 1998).

        On or about January 1, 1998 through September 30, 1998 there were 37,153 shares of common stock sold issued pursuant to pursuant to Regulation S for approximately $12,765.

        On or about January 1, 1998 through September 30, 1998, $1,035,654 of convertible promissory notes were converted into 8,257,529 shares of common stock. The majority of these shares were issued in reliance on Regulation S and pursuant to Section 5 of the Securities Act of 1933.

        On or about January 1, 1998 through September 30, 1998, 1,394,138 registered shares of common stock were issued for consulting services rendered.

        Certain 1998 quarterly interest payments through September 30, 1998 totaling $65,706 due on a convertible promissory note held by various note holders were paid with 256,534 shares of the Company's common stock, issued pursuant to Section 4(2) of the Securities Act of 1933.

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

    Results of Operations

   Three and Nine Months Ended September 30, 1997 Compared to September 30, 1998

                                                                  For the                      For the
                                                           Three Months Ended            Nine Months Ended
                                                              September 30,                September 30,
                                                        -----------------------       ------------------------
                                                          1997          1998            1997           1998
                                                          ----          ----            ----           ----
   ($ Thousands)

   Revenues - Products and Services
     Microspheres & Lab Services                          $ 72          $   80         $ 216           $ 305
     Fat Sequestration - License Fees
       and Royalties                                         -               -                             -
                                                          ----          ------         -----           -----
                                                            72              80           216             305

   Cost of Revenues
     Microspheres & Lab Services                            55              36           107             138

     Fat Sequestration - License Fees
       And Royalties                                         -               -             -               -
                                                          ----          ------         -----           -----
                                                            55              36           107             138
   Gross Margin Product & Services                          17              44           109             167
                                                          ----          ------         -----           -----


   Revenues - Lease Operations                               -               -            90               -
   Cost of Revenues - Lease operations                      72               -           216               -
                                                          ----          ------         -----           -----
     Gross margin - lease operations                       (72)                         (126)              -
                                                          ----          ------         -----           -----

     The three and nine months ended September 30, 1998, revenues from products and services were approximately $79,742 and $305,483, an increase of $7,352 or 10% and $89,705 or 42% from the same period in 1997. The increase was due to a combination of new customers and increased activity by the current Company's clients.

     Gross profit for products and services was $44,023 and $167,610 for three and nine months ended September 30, 1998, an increase of $27,023 or 152% and $58,521 or 27% over the same periods prior year. The increase in gross profit for the quarter was a mainly a result in reduced head count plus lower equipment costs and a reduction in cost of supplies. The increase in profit for the nine months ending September 30, 1998 is a result for increase sales plus reduced head count and savings directly from cost reductions. Lease operations in 1997 experienced an additional decrease in gross margin due to expenses relating to the MRI equipment which had not be assigned to a third at that time.

     Research and development expense decrease in the three and nine month period ended September 30, 1998 as a result if no new R&D expenditures in 1998. There were no new R&D projects entered into in 1998.

     SG&A expense decreased to $68,077 from $234,311 for the three month period ended September 30, 1998 and decreased to $391,317 from $804,462 for the nine month period ended September 30, 1998. The three month decrease resulted from reduced payroll expense and the phasing out of outside consultants. The decrease in the nine month figure is due cost reductions throughout all areas of administration.

     Interest expense for operations for the three and six month period ended September 30, 1998 was $22,855 compared to $19,292 for the comparable three month period prior year and $84,710 compared to $80,308 for the comparable nine month period prior year. The increase resulted from interest due on convertible notes which were issued during first quarter of 1998. The decrease in interest expense on lease operations is due to the assignment of the MRI lease to a third party in 1997.

     No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through September 30, 1998, the Company incurred net operating losses for tax purposes of approximately $30,284,753. The net operating loss carry forward may be used to reduce taxable income through the year 2012. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.


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

     On September 30, 1998 the Company had assets of $304,128 compared to $381,735 on December 31, 1997. The Company had a total stockholders' deficit of $2,562,826 on September 30, 1998 compared to a deficit of $3,915,311 on December 31, 1997, a decrease of $1,351,485. This decrease for the nine month period ended June 30, 1998 was the result of an increase of $1,962,102 in stockholders equity consisting of the following; 1) issuance of stock for note conversions, sale of stock and stock issued for interest totaling $1,520,809 and 2) stock and stock options issued for services totaling $441,293 and 3) offset by the annual net operating loss of $609,617.

     As of September 30, 1998 the Company's working capital position decreased $763,356 from a negative $2,027,598 at December 31, 1997 to a negative $1,264,042, primarily as a result of a decrease in accounts payable and miscellaneous accruals of $825,091 offset by a decrease in receivables of $15,799, a decrease in prepaid expenses of 32,051 and a decrease in cash of $13,685.

     In order to meet its current operating needs, the Company has cut all its operations except for the products and services sold through its E-Z division, including consolidation of operations to West Los Angeles, headcount reductions and elimination of all consultants and financial advisors. Going forward, the company's plan of operation is to expand its efforts on the sale of its colored microspheres and related laboratory and diagnostic services, as well as launch related health products through an internet e-commerce site the Company is developing.

     Outlook

     The Company has developed a new strategic plan that is expected to expand the Company's presence and provide its customers with the ability to transact business in a secure and informed environment via an internet e-commerce site. It is anticipated that this facility will be operational sometime in April 1999.

     Along with the Company's current product line, the Company will be introducing approximately eighteen new products which fall within the following five categories: 1) sport nutrition, 2) executive nutrition, which will provide nutritional products for people in high stress positions, 3) Specialty Nutrition, which will provide nutritional assistance for people with special physical needs, 4) Ayurveda Medicinal, which are traditional products that focus on the bodies main organs, and 5) Aphrodisiac Products. There will be sixteen to eighteen additional products introduced within the subsequent thirty to sixty days.

     The Company's e-commerce facility will allow the Company to receive individual customer orders through its commercial site which will alert the designated manufacturer and fulfillment center to process the order.

     The e-commerce business provides several operational advantages for the Company including no inventory cost or related capital expenditures, no need for warehousing, shipping, large support staffs and the various related costs.

     Although there can be no assurance that the Company will be successful in its attempt to implement the new business, the Company has already executed agreements with key manufactures and a fulfillment center and is on schedule to debut the new commercial site as planned.

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

                         KAIRE HOLDINGS INCORPORATED.
                       --------------------------------
                                 (Registrant)



   Date: March 9, 1999                 By: /s/ STEVEN R. WESTLUND
                                          --------------------------
                                           Steven Westlund
                                           (Chief Executive Officer)


   Date: March 9, 1999                 By:  /s/ PETER T. BENZ
                                          --------------------------
                                           Peter T. Benz
                                           (President)


   Date: March 9, 1999                 By:  /s/ OWEN M. NACCARATO
                                          --------------------------
                                           Owen M. Naccarato
                                           (Chief Financial Officer)