Form 10KSB
period 1998-12-31
KAIRE HOLDINGS INC
filed 1999-04-16
CIK 822997

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

     (Mark One)
     [X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1998.

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______________ to _______________

                        Commission file number  0-21384
                                               ---------

                          KAIRE HOLDINGS INCORPORATED
               ------------------------------------------------
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

Yes X  No
    --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

The issuer had revenues of $370,338 for the fiscal year ended December 31, 1998.

The aggregate market value of the voting stock held by non-affiliates on December 31, 1998 was approximately $538,558 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of December 31, 1998, 15,387,384 shares of the issuer's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's report on Form 8-K dated April 8, 1999: Items 6 and 7

The Company's report on Form S-8 dated March 19, 1999: Part II

The Company's report on Form 8-K dated March 23, 1998: Items 4, 5 and 7

The Company's report on Form S-8 dated January 9, 1998: Part II

Transitional Small Business Disclosure Format  Yes ____  No  X
                                                            ---

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

     The E-Z Trac Ultraspheres are microspheres designed for small research studies measuring regional blood flow. The NuFlow fluorescent microspheres are designed to measure regional blood flow for both small or large regional blood flow research studies using E-Z Trac's Investigative Partner Service ("IPS") to analyze the studies samples. The Company markets microsphere products to pharmaceutical companies, universities, hospitals and other academic centers engaged in regional blood flow studies of experimental drugs or surgical procedures.

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

Sequesterant Products

     The Company no longer markets directly or indirectly any product based on the Sequesterant technology. (see Legal Proceedings)

Research & Development

     In 1998 and 1997 there were no funds allocated for new research and development projects.

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

     The Company took a one time charge of $206,922 to write down Patents for the year ending December 1997. The 1997 write down adjusts for the patents that are either no longer being used or have not been maintained with the U.S. Patent Office. The Company has discontinued maintaining the remaining patents and took a charge of $44,691 to write down these patents for the year ending December 1998.

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

Research and Development Plan

     In 1997 the company did not enter into any new R&D projects in order redirect the necessary funds into existing and pending acquisitions. The R&D expenditures in 1997 are related to the completion of Phase One of the NIH research project started in 1996. No new projects were started in 1997 and 1998.

Employees

     As of December 31, 1997 the Company had 9 full time employees. As of December 31, 1998 the Company had four full time employees.

ITEM 2.  Description of Property

     Kaire Holdings Inc. corporate offices and E-Z Trac Investigative Partner Services operations are conducted in a leased facility located in West Los Angeles, California. The facility is approximately 3200 square feet at $6,500 per month. The lease expires in July 1999. The company is currently in negotiations for a new location that will have a less rate per square foot.

     On September 17, 1996, Kaire Holdings in conjunction with Nutra Quest signed a lease for property at 1717-1719 Stewart Street, Santa Monica, California to provide space for the Nutra Quest operations. This lease was assigned to Station X Studios, LLC on December 5, 1997 with the shutdown of the Nutra Quest operations.

ITEM 3.  Legal Proceedings

Rudolf Steiner Research Foundation - No Longer a Party to the Complaint

     In February 1996, the Rudolf Steiner Research Foundation filed a complaint in the United States District Court for the Central District of California against Clark M. Holcolm, Lawrence Gibson, Murray Bettingen, Bettingen, Inc., and the Company. This action alleges civil RICO, violation of the Securities Act of 1933, violation of California Corporation Code, fraud, deceit and intentional misrepresentation, negligent misrepresentation, conversion, constructive trust and breach of contract. The Company has been removed as a party to this action in 1997.

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

M&A West, Inc. - Claim Settled

     On or about July 2, 1998, M&A West, Inc. a Nevada corporation, filed a Complaint against the Company claiming acts that constitute a breach of action. M&A West, Inc. is a public relations firm that was contracted to help the Company obtain additional funding through the creation of interest in our stock. Kaire contends that M&A West did not perform as contracted and in turn filed an answer and a counterclaim for return of compensation paid. The parties attended Non-Binding Arbitration on March 29, 1999 where the parties mutually decided not to pursue this matter and agreed to a "walk away" settlement.

Ex-employee Files Various Claims against the Company

An ex-employee who was released from the Company on or about January 1998 due to downsizing, filed suit on November 18, 1998 against the Chief Executive Officer and the Company for sexual harassment/discrimination, failure to maintain a work environment free from harassment, wrongful termination/constructive discharge in violation of public policy, breach of implied-in fact contract, breach of covenant of good faith and fair dealing, intentional infliction of emotional distress, negligence and retaliation. The complaint was served the last week of December 1998. The damages prayed are as follows: special damages - $250,000, general damages - $1,000,000 and punitive damages - $3,000,000.

The response to the complaint was filed January 29, 1999 with the discovery process to begin shortly thereafter. The status conference is scheduled for June 18, 1999. On or about April 2, 1999 the parties had a conference where settlement offers were exchanged. The party's attorneys are currently reviewing the offers. It is the opinion of the Company that there is no basis for the above claims, however, there can be no assurance that the Company will prevail.

     Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of December 31, 1998. However, there can be no assurance that the Company will prevail in any of the above proceedings. Also the Company may be required to continue to defend itself resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing an unfavorable settlement or judgment could be awarded against the Company which could have a material adverse effect upon the Company.

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



                        1997                       Low      High
                        ----                       ---      ----
                        First Quarter             $ 0.08   $0.145
                        Second Quarter              0.07    0.128
                        Third Quarter               0.05    0.098
                        Fourth Quarter             0.035    0.093


                        1998                       Low      High
                        ----                       ---      ----
                        (Post reverse split)
                        First Quarter             $ 0.53   $ 1.09
                        Second Quarter              0.56     0.56
                        Third Quarter               0.03     0.02
                        Fourth Quarter              0.02     0.02


To date, the Company has not declared or paid dividends on its Common Stock.

     As of December 31, 1998, there were approximately 610 shareholders of record of the company's Common Stock.

     During the fiscal year ended December 31, 1998, to raise capital, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation S, as follows:

     The Company issued 11,106,602 shares of common stock for conversion of $795,000 of notes payable and $80,051 of interest incurred on these notes.

     The Company issued 186,806 shares of common stock for services valued at $1,372,229. Some of these expenses were recognized in the prior year.

     The Company issued 461,437 share of common stock for conversion of debt valued at $142,266.

     The Company issued 337,153 shares of common stock for sale of stock valued at $43,552.

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

Results of Operations

     The following table sets forth the Company's revenue and expense items for the years ended December 31, 1998 and 1997.


                                               FOR THE YEARS ENDED DECEMBER 31,
                                                     1998            1997
                                                 ------------   --------------

     Product and Services                        $   370,338     $    292,750
     Lease rentals                                         -                -
                                                 -----------     ------------
     Total Revenue                                   370,338          292,750
Cost of Revenues                                     156,075          176,228
                                                 -----------     ------------
Gross Profit                                         214,263          116,522
Operating Expenses
     Research and Development                              0           62,363
     Selling, general and Administrative             981,605        5,166,062
                                                 -----------     ------------
     Total Operating Expenses                        981,605        5,228,425
                                                 -----------     ------------
     Loss From Operations                           (767,342)      (5,111,903)

Other Income (Expense)
Interest Expense                                    (226,985)        (556,867)
Interest Income                                          159            2,766
Other Income                                           4,851           26,158
Loss provision on MRI Equipment                                      (125,000)
Loss on failed acquisitions                                        (1,540,457)
Write-down on patents                                (44,691)        (206,922)
Write-down of investment in Kaire Int'l Inc.                        4,694,038
                                                 -----------     ------------
Total Other Income (Expense)                        (266,666)      (7,094,360)

Loss before provision of income taxes             (1,034,608)     (12,206,267)
Provision for Income taxes                             3,600            4,000
                                                 -----------     ------------
Net Loss                                         $(1,037,608)    $(12,210,263)


Comparison of years ended December 31, 1998 and 1997:

     Net revenue for the year ended December 31, 1998 was $370,338, an increase of $77,587 or 26.5% from the year ended December 31, 1997. The increase in net revenues was due to increased research projects being conducted by existing customers

     Gross profit for the year ended December 31, 1998 was $214,263, an increase of $97,741 or 71.7% compared to the same period in 1997. The increase in gross profit was attributable to headcount reductions coupled with increased sales

     Research and Development costs were $0 for the year ended December 31, 1998 compared to $62,363 for the same period ended December 31, 1997. The company discontinued starting new research projects in 1997 and the costs incurred in 1997 were attributable to 1996 projects that were completed in 1997.

     Selling, general and administrative expense ("SG&A") decreased to $981,605 from $5,166,062 for 1998 from 1997, amounting to a decrease of $4,184,457 or 84.7% from the same period last year. 1997 contained a charge for the difference between market value of the Company's common stock and the exercise price on the grant date on stock options issued to management and various consultants accounted for $2,264,293 of the difference. A decrease in consulting fees, outside services and legal fees accounted for approximately $1,254,323 of the difference, the majority of this amount being incurred as part of the 1997 Kaire International transaction. The difference was also attributable to an evaluation of warrants and options , which were issued in the year 1996, as required per SFAS No. 123 resulted in a 1997 charge of $464,909. The remaining decrease of $200,000 is attributable to reduced spending resulting from downsizing.

     Interest expense was $226,985 or the year ended December 31, 1998, which represents an decrease of $329,882 or 59.2% from the same period last year. The December 31, 1998 interest expense decrease is primarily a result of a large below market discount on convertible notes issued throughout 1997.

     Other income of $26,158 recognized in 1997 represents the cost of the portion of NONI inventory transferred to Kaire International that was sold on or before December 31, 1997 by Kaire International. This figure is determined based on the assumption that the NONI inventory is being held on consignment by Kaire International. Due to the uncertainty of collecting these proceeds, there was no amount recognized as income in 1998.

     In 1997 there was a loss provision of $125,000 on MRI Equipment represents the amount MFA owed on the MRI equipment at the time the equipment was assigned to Medical Management, Inc. ("CMI") (NYSE: symbol CMI). Venus Management is the guarantor on the MFA note and is therefore liable for the defaulted amount that is owed to Siemens Credit Corporation.

     Additionally, losses on failed acquisitions for the year ended December 31, 1997 of $1,540,457 represents $1,510,038 of funds advanced to NQI (nutritional supplements company) in 1997 and $30,419 of funds advanced to Pastels (personal care products company). For the year ended December 31, 1996, losses were recorded of $502,728 for NQI and $242,016 for Pastels. As of December 31, 1997, the Company ceased its business relationships with these companies.

     A one time charge of $206,922 to write down Patents was incurred in 1997. The remaining patents were not maintained with the U.S. Patent Office resulting in a charge of $44,691 in 1998.

     The write-down of the investment in Kaire International Inc. ("KII"), of $4,694,038 was a result of KII's announcement on December 10, 1998 that it was selling its assets to, Natural Health Trends Corp., ("NHTC") (NASDAQ: Symbol NHTCC) based on an agreement signed as of November 24, 1998. This sale lead to the uncertainty in Kaire Holding's ability to recover its investment in KII, thus its investment in KII of $4,694,038 was written off for the year ending December 1997.

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

     On December 31, 1998 the Company had assets of $185,572 compared to $381,734 on December 31, 1997. The Company had a total stockholders' deficit of $2,610,593 on December 31, 1998 compared to a deficit of $3,915,311 on December 31, 1997, an increase of $(1,304,718). This increase for the year ended December 31, 1997 was the result 1) issuance of stock for note conversions and related interest expense totaling $1,010,474, 2) stock and stock options issued for services totaling $942,540 3) issuance of stock for the conversion of debt totaling $142,266 and 4) stock issued for the sale of stock and a beneficial conversion totaling $129,706 off set by the 1998 net loss of $890,948.

     As of December 31, 1998 the Company's working capital position increased $641,070 from a negative $2,027,598 at December 31, 1997 to a negative $1,386,528 at December 31, 1998, primarily as a result a decrease in accounts payable and accrued expenses of $753,000 offset by a decrease in cash of $29,597, a decrease in inventory of $45,000 and a decrease in other assets of $37,333.

     In order to meet its current operating needs, the Company has cut all its operations except for the products and services sold through its E-Z division. Going forward, the company's plan of operation is to expand its efforts on the sale of its colored microspheres and related laboratory and diagnostic services, as well as launch related health products through an internet e-commerce site the Company is developing. concentrate its efforts on the sale of its colored microspheres and related laboratory and diagnostic services.

Outlook

     The Company has developed a new strategic plan that is expected to expand the Company's presence and provide its customers with the ability to transact business in a secure and informed environment via an internet e-commerce site. It is anticipated that this facility will be operational sometime in April 999.

     Along with the Company's current product line, the Company will be introducing five product categories: 1) sport nutrition, 2) executive nutrition, that will provide nutritional products for people in high stress positions, 3) specialty nutrition, that will provide nutritional assistance for people with special physical needs, 4) ayueveda medicinal, that are traditional products that focus on the bodies main organs, and 5) aphrodisiac products. There will be sixteen to eighteen additional products introduced within the subsequent thirty to sixty days.

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

     Although the Company is on schedule to debut the new commercial site, there can be no assurance that the Company will be successful in its attempts to implement the new business.

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

ITEM 7.   Financial Statements


                                                               Page
                                                               ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
 As of and for the Year Ended December 31, 1997                 F-1

         Consolidated Balance Sheet                             F-2

         Consolidated Statements of Operations                  F-3

         Consolidated Statements of Stockholders' Deficit       F-4

         Consolidated Statements of Cash Flows                  F-5

         Notes to Consolidated Financial Statements             F-7


[LETTERHEAD OF BERG & COMPANY LLP]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Kaire Holdings Incorporated

We have audited the accompanying consolidated balance sheet of Kaire Holdings Incorporated and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Kaire Holdings Incorporated as of and for the year ended December 31, 1997, were audited by other auditors whose report dated May 22, 1998, on those statements included an explanatory paragraph that described a substantial doubt about the Company's ability to continue as a going concern as discussed in Note 2 to the financial statements. Our opinion in so far as it relates to the amounts included for the year ended December 31, 1997 is based solely on the reports of the other auditors

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaire Holdings Incorporated and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $1,034,008 and had negative cash flows from operations for the year ended December 31, 1998. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Berg & Company LLP

Berg & Company LLP
April 13, 1999

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 December 31,

                                                  ASSETS
                                                                        1998                    1997
                                                                    ------------            ------------
Current assets
  Cash and cash equivalents                                         $      6,331            $     35,928
  Accounts receivable, net of allowance
    for doubtful accounts of $1,000                                       55,260                  47,431
  Inventory                                                               70,042                 115,042
  Deposits                                                                 9,500
  Other asset                                                             28,404                  70,947
                                                                    ------------            ------------
    Total current assets                                                 169,537                 269,348
                                                                    ------------            ------------

Noncurrent assets
  Furniture and equipment, net                                            16,035                  58,196
  Deposits                                                                    -                    9,500
  Patents, net                                                                -                   44,891
                                                                    ------------            ------------
    Total noncurrent assets                                               16,035                 112,387
                                                                    ------------            ------------
        Total assets                                                $    185,572            $    381,735
                                                                    ============            ============

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes payable                                                     $     25,000            $     25,000
  Accounts payable and accured expense                                 1,531,065               2,271,946
                                                                    ------------            ------------
    Total current liabilities                                          1,556,065               2,296,946

  Convertiable notes payable and debentures                            1,240,100               2,000,100
                                                                    ------------            ------------
      Total liabilities                                                2,796,165               4,297,046
                                                                    ------------            ------------

Stockholders' deficit
  Common stock, $0.075 par value
    400,000,000 share authorized
    15,387,384 shares issued and outstanding                           1,154,054                 212,430
  Additional paid in capital                                          26,948,097              25,547,395
  Accumulated deficit                                                (30,712,744)            (29,675,136)
                                                                    ------------            ------------
      Total stockholders' deficit                                     (2,610,593)             (3,915,311)
                                                                    ------------            ------------
        Total liabilities and stockholders' deficit                 $    185,572            $    381,735
                                                                    ============            ============

          See Accountants' Report and Notes to Financial Statements.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 DECEMBER 31,

                                                                        1998                          1997
                                                                     -----------                  ------------
Revenues                                                             $   370,338                  $    292,750

Cost of goods sold                                                       156,075                       176,228
                                                                     -----------                  ------------
Gross Profit                                                             214,263                       116,522
                                                                     -----------                  ------------
Operating expenses
  Research and development                                                     -                        62,363
  Selling, general, and administrative expenses                          981,605                     5,166,062
                                                                     -----------                  ------------
    Total operating expenses                                             981,605                     5,228,425
                                                                     -----------                  ------------
Loss from operations                                                    (767,342)                   (5,111,903)
                                                                     -----------                  ------------
Other income (expense)
  Interest expense                                                      (226,985)                     (556,867)
  Interest income                                                            159                         2,766
  Other income                                                             4,851                        26,158
  Loss provision on MRI equipment                                              -                      (125,000)
  Loss on failed acquisitions                                                  -                    (1,540,457)
  Write-down of patents                                                  (44,691)                     (206,922)
  Write-down of investment in Kaire International, Inc.                        -                    (4,694,038)
                                                                     -----------                  ------------
    Total other (income) expenses                                       (266,666)                   (7,094,360)
                                                                     -----------                  ------------
Loss before provision for income taxes                                (1,034,008)                  (12,206,263)

Provision for income taxes                                                 3,600                         4,000
                                                                     -----------                  ------------
Net loss                                                             $(1,037,608)                 $(12,210,263)
                                                                     ===========                  ============
Basic loss per share                                                 $     (0.13)                 $     (14.40)
                                                                     ===========                  ============
Diluted loss per share                                               $     (0.13)                 $     (14.40)
                                                                     ===========                  ============
Weighted-average shares outstanding                                    7,929,788                       847,982
                                                                     ===========                  ============

          See Accountant's Report and Notes to Financial Statements.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                             Common Stock               Additional
                                       --------------------------        Paid-In         Accumulated
                                         Shares          Amount          Capital           Deficit            Total
                                       ----------      ----------      -----------      ------------       ------------
Balance, December 31,
      1996                                608,732      $   45,655      $16,456,437      $(17,464,873)      $   (962,781)
Issued for options/
      exercised                            40,000           3,000           79,450                               82,450
Issued for conversion
      of notes payable                    117,603           8,820          429,922                              438,742
Issued in private
      placements                          301,346          22,601        1,001,846                            1,024,447

Issued for services                       186,806          14,011        1,358,218                            1,372,229
Issued for acquisition
      of Kaire International, Inc.      1,576,122         118,209        3,575,829                            3,694,038
Issued for convertible
      note interest                         1,792             134            6,284                                6,418
Charge related to
      beneficial conversion
      feature of convertible
      notes payable                                                        427,000                              427,000
Issuance of stock options/
      warrants for services                                                422,409                              422,409
Compensation expense
      related to issuance of
      below-market stock options
      options                                                            1,790,000                            1,790,000

Net loss                                                                                 (12,210,263)       (12,210,263)
                                       ----------      ----------      -----------      ------------       ------------

Balance, December 31,
      1997                              2,832,401         212,430       25,547,395       (29,675,136)        (3,915,311)
Issued for conversion
      of notes payable                 10,773,292         807,999          138,835                              946,834
Issued for convertible
      note interest                       333,310          24,997           23,983                               48,980
Issued for professional
      services                            461,437          34,607          687,151                              721,758

Issued for services                       356,791          26,759          194,023                              220,782
Issued for conversion
      of debt                             293,000          21,975          120,291                              142,266

Sale of stocks                            337,153          25,287           18,265                               43,552

Beneficial Conversion                                                      218,154                              218,154

Net loss                                                                                  (1,037,608)        (1,037,608)
                                       ----------      ----------      -----------      ------------       ------------
Balance, December 31,                  15,387,384      $1,154,054      $26,948,097      $(30,712,744)      $ (2,610,593)
      1998                             ==========      ==========      ===========      ============       ============

           See Accountants' Report and Notes to Financial Statements

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,

                                                                           1998                  1997
                                                                        -----------          ------------
Cash flows from operating activities
  Net loss                                                              $(1,037,608)         $(12,210,263)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Amortization expense                                                        -                13,786
      Depreciation expense                                                   42,160                95,811
      Common stock issued in services                                       220,782                     -
      Common stock issued for professional services                         721,758             1,372,229
      Common stock issued for interest on notes                              48,980                 6,418
      Common stock issued for conversion of debt                            142,266                     -
      Common stock issued for note restructure                                    -                     -
      Common stock for conversion of notes payable                          946,834                     -
      Charge related to beneficial conversion feature of
        convertible notes payable/debentures                                218,154               427,000
      Write-down and valuation provision related to
        investment in Kaire International, Inc.                                                 4,694,038
      Write-down of patents                                                  44,691               206,922
      Write-off of investment in Nutra Quest, Inc.                                -                87,000
      Expense related to issuance of stock
        options/warrants for services                                             -               422,409
      Compensation expense related to below-market stock
        options granted                                                           -             1,790,000
    (Increase) decrease in
      Accounts receivable                                                    (7,828)              (31,534)
      Prepaid expenses and other assets                                      44,334               178,901
      Inventory                                                              43,208              (115,042)
    Increase (decrease) in
      Accounts payable and accrued expenses                                (740,880)            1,244,719
                                                                        -----------          ------------
        Net cash used in operating activities                               686,851            (1,817,606)
                                                                        -----------          ------------

Cash flows from investing activities
    Purchase of furniture and equipment                                           -                (2,710)
    Investments in affiliates                                                     -            (1,017,000)
                                                                        -----------          ------------
        Net cash used in investing activities                           $         -          $ (1,019,710)
                                                                        -----------          ------------

          See Accountants' Report and Notes to Financial Statements.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       FOR THE YEARS ENDED DECEMBER 31,

                                                                    1998               1997
                                                                  ---------         ----------
 Cash flows from financing activities
  Payments on notes payable                                       $(760,000)        $        -
  Proceeds from the issuance of common stock and from the
    exercise of options/warrants                                     43,552          1,106,897
  Proceeds from issuance of convertible notes                             -          1,573,926
                                                                  ---------         ----------
  Net cash provided by financing activities                        (716,448)         2,680,823
                                                                  ---------         ----------
    Net decrease in cash and cash equivalents                       (29,597)          (156,493)

Cash and cash equivalents, beginning of year                         35,928            192,421
                                                                  ---------         ----------
Cash and cash equivalents, end of year                            $   6,331         $   35,928
                                                                  =========         ==========
Supplemental disclosures of cash flow information
    Interest paid                                                 $   2,751         $  106,063
                                                                  ---------         ----------

Supplemental schedule of non-cash investing and financing activities
During the year ended December 31, 1998, the Company entered into the following non-cash transactions:

     Issued 11,106,602 shares of common stock for conversion of $795,000 of notes payable, and $80,051 of accured interest.

     Issued 356,791 shares of common stock for services valued at $220,782.

     Issued 461,437 shares of common stock for professional fees valued at $721,758.

     Issued 293,000 shares of common stock for conversion of debt valued at $142,266.

     Issued 337,153 shares of common stock for sale of stock valued at $43,552



          See Accountants' Report and Notes to Financial Statements.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


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

       Cash and Cash Equivalents
       -------------------------

       For purpose of the statements of cash flows, cash equivalents include amounts invested in a money market account with a financial institution. The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Revenue Recognition
       -------------------

       The Company recognizes revenue at the time the product is shipped to the customer or services are rendered. Outbound shipping and handling charges are included in net sales. A significant portion of the Company's sales is within the United States. International sales are minimal.

       Net Loss Per Share
       ------------------

       In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

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

       Patents
       -------

       Patents are stated at cost and are amortized using the straight-line method over their estimated useful lives, or their legal lives of 17 years, whichever is shorter. Accumulated amortization on patents at December 31, 1998 was $79,362. The patents were completely written off in 1998.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      Stock Split
      -----------

      Subsequent to year-end, the Company effected a 1-for-75 reverse stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split.

      Stock Options
      -------------

      SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Stock Options (Continued)
      -------------------------

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

      Major Customers
      ---------------

      During the year ended December 31, 1997, the Company had sales to two major customers that accounted for approximately 14% and 47% of net sales and as aggregate 31% of accounts receivable at December 31, 1998. During the year ended December 31, 1998, there were no major customers.

NOTE 2 - GOING CONCERN

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $1,034,008 and $12,210,263 for the years ended December 31, 1998 and 1997, respectively. In addition, the Company continues to use, rather than provide, cash from its operations and had a working capital deficit of $1,386,528 at December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to raise sufficient capital to fund its working capital requirements until the Company can generate sufficient sales volume to cover its operating expenses. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

      The loss for the year ended December 31, 1997 mainly is the result of the Company's failed acquisition attempt of Nutra Quest, Inc. ("Nutra") and KII. The operations for Nutra were terminated on or about October 1997. Additionally, the Company wrote-off its investment in Nutra which resulted in a non-recurring charge to operations of $1,540,457. The Company also recorded significant impairment and valuation charge related to its investment in KII as described in Note 3.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



NOTE 2 - GOING CONCERN (Continued)

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


      As a result of the above transactions, the Company's ownership in KII has been decreased from 80% to approximately 24% (1,073,196 shares), which occurred subsequent to December 31, 1998. Based on the Company's temporary controlling

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


NOTE 3 - INVESTMENT IN KAIRE INTERNATIONAL, INC. (Continued)

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

      The consolidated financial position and results of operations of KII as of and for the year ended December 31, 1997 is summarized as follows:

                                                                                                 (unaudited)

      Condensed Statement of operations information
         Revenues                                                                               $  35,681,512
                                                                                                =============

         Net loss                                                                               $  (6,528,646)
                                                                                                =============

      Condensed Balance Sheet Information
         Current assets                                                                         $   2,641,881
         Non-current assets                                                                     $   1,681,795
                                                                                                -------------

           Total assets                                                                         $   4,323,676
                                                                                                =============

         Current liabilities                                                                    $   9,134,163
         Non-current liabilities                                                                       14,713
                                                                                                -------------

           Total liabilities                                                                    $   9,148,882
                                                                                                =============

           Stockholders' deficit                                                                $  (5,024,842)
                                                                                                =============

NOTE 4 - FURNITURE AND EQUIPMENT

     Furniture and equipment at December 31, 1998 consisted of the following:

           Furniture and equipment                                                              $     460,076
           Leasehold improvements                                                                     431,397
                                                                                                -------------

                                                                                                      891,474
           Less accumulated depreciation and amortization                                             875,438
                                                                                                -------------
                  Total                                                                         $      16,035
                                                                                                =============

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


NOTE 4 - FURNITURE AND EQUIPMENT (continued)

     Depreciation and amortization expense for the years ended December 31, 1998 and 1997 was $42,159 and $95,811, respectively.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses at December 31, 1998 consisted of the following:

               Accounts payable                                                       $   356855
               Accrued professional and related fees                                     237,339
               Accrued compensation and related payroll taxes                            225,703
               Accrued interest payable                                                  132,597
               Other accrued expenses                                                    578,571
                                                                                     -----------
               Total                                                                  $1,531,065
                                                                                     ===========

NOTE 6 - CONVERTIBLE NOTES PAYABLE AND DEBENTURES

     During October through December 1997, the Company issued 8% convertible debentures due three years from the date of issuance. The debentures are convertible beginning with the 41st day after issuance and at a conversion price equal to 70% of the average closing bid price of the Company's common stock during the last five days prior to the conversion date. In connection with the issuance of these debentures, the Company recorded additional interest amounting to $364,000 related to the beneficial conversion feature of the debentures. The note holders have certain registration rights. At December 31, 1998, convertible debentures outstanding aggregated to $850,000.

     During January through May 1997, the Company issued convertible notes aggregating to $479,655, which are due in, the same months in 2000. The notes have a stated interest rate of 10% per annum, which interest is payable semi-annually. The notes are convertible at $9.38 per share, which approximated the average trading price of the Company's common stock. At December 31, 1998, $469,655 of these notes were outstanding.


     During 1996, the Company began the placement of callable convertible notes with interest at the rate of 10% per annum, payable semi-annually, and convertible into restricted common shares three years from the date of issuance at $9.38 per share.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


NOTE 6 - CONVERTIBLE NOTES PAYABLE AND DEBENTURES (Continued)


     The notes are callable by the Company after six months from the date of issuance at a premium of 103% of face value on or before December 31, 1998, 102% of face value on or before December 31, 1998, and 101% of face value if called on or before December 31, 1999. Upon closure of the offering, the Company is to maintain a $100,000 sinking fund until such time as it realizes positive cash flow from operations of $10,000 per month for three consecutive months. As of December 31, 1998 no sinking fund had yet been established. As of December 31, 1998, notes aggregating to $612,655 were outstanding.

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


     In October 1996, the Company raised $200,000 by issuing convertible notes with a rate of 10% per annum and convertible, in whole or part, into common shares at a price of $9.38 per share, to be issued under the exemption provided by Reg. S. The note holder also received 1,333,333 warrants to purchase common shares at $9.38, valid until October 1999.


     During 1996, the Company converted outstanding professional fees of $142,078 into 600,000 shares of restricted common stock and a note of $50,000 with interest at 8% per annum, principal and interest of $5,185 payable monthly for ten months beginning January 2, 1997, and without a stated principal payment requirement. As of December 31, 1998 the Company was delinquent in paying this obligation.


     On March 26, 1998, the Company issued 8% convertible debentures with face amounts of $30,000, $19,015, and $10,985. Each of these debentures were due two years from the date of issuance. On March 30, 1998, the Company issued a 6% $100,000 convertible debenture for $88,000, which matures 5 years from the date of issuance. The debentures are convertible at 35% discount of the market price of common stock at the time of conversion. In connection with issuance of these debentures, the Company recorded additional interest amounting to $86,154 related to the beneficial
     conversion feature of the debentures.   These debentures were converted
     into 940,420 shares of the Company's common stock during the year ended December 31, 1998.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


NOTE 6 - CONVERTIBLE NOTES PAYABLE AND DEBENTURES (Continued)

     These convertible notes payable and debentures are scheduled to mature as follows:


           Year Ending
           December 31,
           ------------
                                                             $
               1999                                                950,445
               2000                                                289,655
                                                             -------------

                                                             $   1,240,100
                                                             =============

NOTE 7 - INCOME TAXES

   Significant components of the provision for taxes based on income for the years ended December 31 are as follows:

                                                                              1998                    1997
                                                                          -------------           -------------
       Current
         Federal                                                           $          -            $          -
         State                                                                    3,600                   4,000
                                                                           ------------            ------------

                                                                                  3,600                   4,000
                                                                           ------------            ------------
       Deferred                                                                       -                       -
         Federal
         State                                                                        -                       -
                                                                                      -                       -
                                                                           ------------            ------------
                         Provision for income taxes                        $      3,600                   4,000
                                                                           ============            ============

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


     NOTE 7 - INCOME TAXES (Continued)

     A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31 is as follows:


                                                                          1998                1997
                                                                                         --------------
     Income tax provisions (benefit)                                           34.0%              (34.0)%
       computed at federal statutory tax rate

     State taxes, net of federal benefit                                       (0.3)               (0.1)

     Increase in the valuation allowance                                      (34.0)               34.0
                                                                    ---------------      --------------

          Total                                                                (0.3)%              (0.1)%
                                                                    ===============      ==============


     Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

                                                                            1998                  1997
                                                                    ---------------      -----------------
     Deferred tax asset
           Net operating loss carryforwards                         $     6,009,043      $       7,877,695
           Impairment of assets                                           2,032,518              2,099,571
           Options/warrants                                               1,103,734               1,103734
           Inventory capitalization                                          99,654                 99,654
           Other                                                              3,074                  3,074
                                                                    ---------------      -----------------

                                                                          9,248,024             11,183,728
     Valuation allowance                                                 (9,248,024)           (10,519,338)
                                                                    ----------------     -----------------

                                                                                   -               664,390

     Deferred tax liability
           State income taxes                                                      -              (664,390)
                                                                    ----------------     -----------------

           Net deferred tax asset                                   $              -     $               -
                                                                    ================     =================

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


NOTE 7 - INCOME TAXES (Continued)

     At December 31, 1998, the Company has available approximately $15,000,000 and $9,500,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2013 and 2003, respectively.

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

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


 NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

     Litigation (continued)
     ----------------------

     In February 1992, Medical Funding of America ("MFA") leased to Tri-County a Siemens Mobile Magneton Impact MRI System with a Van. On or about June 24, 1992, Siemens and MFA entered into a loan and security agreement in the amount of $2,019,496, which was paid directly to Siemens Medical Systems, Inc. On or about March 1, 1995, Siemens, MFA, Tri-County, and Venus Management (an Interactive Medical Technologies (Kaire Holdings) subsidiary ("Kaire") entered into a transfer of interest agreement whereby Kaire gave its corporate guaranty of all of Venus' obligations under this agreement. Venus and MFA defaulted on the loan, and on April 2, 1997, Siemens Credit Corporation filed a civil action for the accelerated amount due plus costs. This action is still pending. On or about October 9, 1997, a Transfer of Interest Agreement was drawn up between Venus Management, Siemens Credit Corporation, and Medical Management, Inc. ("CMI," NYSE symbol CMI) whereby CMI would take over the lease. CMI took possession of the MRI. All parties executed the agreement, except Siemens, who continued to negotiate with CMI in an attempt to get CMI to pay all of the arrearages owed Siemens. At present CMI and Siemens are still negotiating over the terms of the agreement. It is the opinion of the Company's management that its obligations under this agreement have been assigned and that Siemens will not pursue this matter any further.

     In October 1997, the Chief Executive Officer of Nutra Quest, Inc. (the "CEO") considered a wholly owned subsidiary of the Company was terminated. On or about that time, the CEO took possession of and removed certain company financial and administrative records of the Company and disputed the Company's ownership of Nutra Quest, Inc. The Company obtained a permanent injunction preventing the CEO from representing himself as Nutra Quest, Inc. and filed a complaint concerning ownership of Nutra Quest, Inc. The CEO appealed the injunction and served the Company a cross complaint in July 1998. Concerning the Appeal, Nutra Quest's opening appellate brief was due on September 11, 1998. Concerning the Cross-Complaint, on August 21, 1998, the Company filed the following motions: 1) Demurrer to Cross-Complaint, 2) Motion to Strike Cross-Complaint, and 3) Motion to Dismiss Cross-Complaint.

     On November 3, 1998, the respective parties engaged mediation and successfully and completely resolved all claims. The settlement is a "walk away" for all involved and does not require payment or receipt of any funds or transfer of any assets or property. The effect of the CEO's actions against the Company in 1998 permanently damaged Nutra Quest, Inc.'s business to the extent that the Company had terminated its operation in December 1997. The amount invested in Nutra Quest, Inc. was written off in 1997.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

     Litigation (continued)
     ----------------------

     In July 1998, M&A West, Inc. a Nevada corporation, filed a Complaint against the Company claiming acts that constitute a breach of action. M&A West, Inc. is a public relations firm that was contracted to help the Company obtain additional funding through the creation of interest in its stock. Kaire contends that M&A West, Inc. did not perform as contracted and in turn filed an answer and a counterclaim for return of compensation paid. The motion was settled March 29, 1999. The settlement is a "walk away" for all involved and does not require payment or receipt of any funds or transfer of any assets or property.

     On November 18, 1998, an ex-employee, who was released from the Company in January 1998 due to downsizing, filed suit against the Chief Executive Officer and the Company for sexual harassment/discrimination, failure to maintain a work environment free from harassment, wrongful termination/constructive discharge in violation of public policy, breach of implied-in fact contract, breach of covenant of good faith and fair dealing, intentional infliction of emotional distress, negligence, and retaliation. The complaint was served the last week of December 1998. The damages are as follows: special damages - $250,000, general damages - $1,000,000, and punitive damages - $3,000,000. The response to the complain was filed January 29, 1999 with the discovery process to begin shortly thereafter. The status conference is scheduled for June 18, 1999. It is the opinion of the Company that there is no basis for the above claims; however, there can be no assurance that the Company will prevail.


     Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 1998. However, there can be no assurance that the Company will prevail in any of the above proceedings. In addition, the Company may be required to continue to defend itself resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing, an unfavorable settlement or judgment could be awarded against the Company which could have a material adverse effect upon the Company.

     Guarantee of Lease Payments
     ---------------------------

     The Company's magnetic resonance imaging ("MRI") systems (the "Unit") currently is installed in a mobile van at an operating site in Jefferson Valley, New York and has been in use since September 1992. It is leased to Tri-County Mobile MRI, L.P. ("Tri-County"), whose general partner is Diagnostics Resource Funding.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

     Guarantee of Lease Payments (continued)
     ---------------------------------------

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


     The Company formerly guaranteed lease payments for an MRI machine, which was leased by one of the Company's subsidiaries. The machine is no longer in the Company's possession as it was transferred to an unrelated third party that has assumed the lease payments. Accordingly, the equipment and related note payable have been removed from the Company's balance sheet, which resulted in an immaterial change to operations. At December 31, 1998 the Company's guarantee totaled approximately $1,200,000.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

     The Company formerly leased office facilities in Santa Monica under an operating lease, which has been assigned, to an unrelated third party. The Company remains continently liable for the lease payments through the term of the lease, which expires in September 1999. Total lease payments through the expiration date amount to approximately $39,000.

     Employment and Consulting Agreements
     ------------------------------------

     The Company has employment agreements with its two executive officers that expire in June 2002. These are renewable thereafter for additional three-year terms. The agreements may be terminated by either party with a written notice six months prior to the expiration date of the initial term or any renewal term. The agreements provide for a monthly base salary with specified increases during the passage of time. A five-year option to purchase 200,000 shares of the Company's common stock at the price of $3.75 per share has been granted to each executive officer. Any compensation, which has been accrued, but not paid, may be paid to the officers in cash or in the form of common stock valued at $3.75 per share. In addition, interest will be paid on accrued compensation at a rate of 8% per year. Both officers received 100,000 shares of the companies stock during 1998 with a market value of $90,000 as partial payment of these liabilities.


     The Company also has an employment agreement with its Chief Financial Officer, which expired in June 1998. The agreement is renewable thereafter automatically for twelve-month periods, unless written notice is received by the employee ninety days prior to the expiration date. The agreement provides for a monthly base salary along with 8,000 shares of the Company's common stock for each twelve-month period. The Company also had a commitment to issue 26,667 shares of common stock to the Chief Financial Officer in connection with the Company's acquisition efforts and has an accrual for $46,000 at December 31, 1998 related to such services.


     The Company has various consulting agreements that provide for issuance of the Company's common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants. These agreements relate primarily to raising of capital and professional services rendered in connection with the Company's acquisition efforts.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


 NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

     Leases (continued)
     ------------------

     The Company leases a facility for its corporate office and certain office equipment under non-cancelable operating lease agreements that expire from 1999 through 2001. Future minimum lease payments under these non-cancelable operating leases are as follows:


                     Year Ending
                     December 31,
                     ------------

                         1999                                               $        56,142
                         2000                                                         1,428
                                                                            ---------------
                           Total                                            $        57,570
                                                                            ===============


     Rent expense for the years ended December 31, 1998 and 1997 was $90,144 and $100,761 respectively.

NOTE 9 - STOCKHOLDERS' DEFICIT

     Common Stock
     -------------

     During the year ended December 31, 1998, the Company issued 34,607 shares of common stock for professional services valued at $721,758, based on the closing price of the Company's common stock on the date of issuance.

     During the year ended December 31, 1998, the Company amended its Stock Compensation Plan, which authorized the issuance of 1,316,667 shares of the Company's common stock to compensate consultants of the Company. As of December 31, 1998, there are 621,667 shares issuable under the plan.

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

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


NOTE 9 - STOCKHOLDERS' DEFICIT (Continued)

                                                                            1998                       1997
                                                                      ---------------         --------------------
      Net loss
             As reported                                              $      (905,608)        $        (12,210,263)
             Pro forma                                                $      (905,608)        $        (12,210,263)
      Basic and diluted loss per common share
             As reported                                              $         (0.13)        $             (14.40)
             Pro forma                                                $         (0.13)        $             (14.40)

     Options are granted at prices are equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually related to the length of employment or consulting contract period.

     The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 1998 and 1997: dividend yield of 0%; expected volatility of 80% and 40%; risk-free interest rate of 6.0% and 5.6%, respectively; and expected life of 0.2 to 3 years.

     The weighted-average fair value of options granted during the years ended December 31, 1998 and 1997 was as follows:

 Stock Options (Continued)
 -------------------------

                                                                                1997                   1998
                                                                          -------------          -------------
     Exercise price exceeds grant date market price                       $        0.75          $         -0-
     Exercise price equal to grant date market price                      $        0.75          $         -0-
     Exercise price less than grant date market price                     $        3.75          $         -0-

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. . In 1998, the market share price has decreased to levels significantly below the per share option/warrant exercise price. Accordingly, the value of the options granted during 1998 are deemed to be deminimus.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


   NOTE 9 - STOCKHOLDERS' DEFICIT (Continued)

      The following summarizes the Company's stock option and warrants activity:

                                                         Warrants               Weighted
                                                           And                  Average
                                                      Stock Options             Exercise
                                                       Outstanding                Price
                                                    -----------------        ---------------
     Outstanding, December 31,
     1996 (restated)                                          226,617        $         26.25
         Granted                                              584,667        $          4.50
         Exerised                                             (40,000)       $          8.25
         Expired/Cancelled                                    (46,009)       $         62.25
                                                    -----------------

     Outstanding, December 31,1997                            725,185        $          9.30
         Granted                                               695,00        $           .60
         Expired/Cancelled                                    (14,493)       $        144.03
                                                    -----------------

     Outstanding December 31, 1998                          1,405,507        $          3.61
                                                    =================

     Exercisable, December 31, 1998                         1,379,025        $          3.56
                                                    =================


     During 1998, the trading price of the company's common stock fell below the $.075 par value of stock. During this period, the conversion of convertible notes payable to common stock resulted in common stock being issued at less than par value. In 1998, $492,430 was charged to paid in capital for these transactions.

     In connection with the sale of 66,667 shares of the Company's common stock for $450,000 in 1997, the Company issued to investors' 40,000 warrants to purchase common stock at an exercise price of $6.75 per share

NOTE 10 - SUBSEQUENT EVENTS

     Subsequent Events
     -----------------

     On March 15, 1999 the company's Board of Directors approved the issuance of 7,000,000 shares of common stock to the President and Chief Executive Officer for full settlement of amounts due for prior services.

     The President of the company resigned effective April 8, 1999.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     A Change in accountants was previously reported on Form 8-K dated April 9, 1999. There were no disagreements with the Company's prior accountants over accounting or reporting matters.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Company's current officers and directors consist of the following persons:


Name                     Age     Office                                 Since
----                     ---     ------                                 -----

Steven R. Westlund        53     Chairman of the Board &                 1995
                                 Chief Financial Officer

Peter T. Benz             39     President & Director                    1995

Owen M. Naccarato         49     Chief Financial Officer, Secretary &
                                 Director                                1997


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

     Peter Benz joined the Company as Chief Financial Officer and director in May 1995 and was elected President of the Company in December 1995. From 1989 through 1992, Mr. Benz was senior Vice President and a Partner at Gilford Securities, Inc., a New York based banking firm. Mr. Benz was Chief Operating Officer and a Director of Vitafort International Corporation from 1992 through 1994. From 1994 to present, Mr. Benz has been a private investor and an investment banker. Mr. Benz is also President of 1st Miracle Group, Inc., a publicly traded company that produces primarily low action movies and has an interest in several health clubs. In 1982, Mr. Benz graduated from the University of Notre Dame with a BS in Business Administration. Mr. Benz as of March 29, 1999 has resigned as President and Board member of the Company.

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

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.  Executive Compensation

     The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended December 31, 1996 and 1997, respectively, to the Company's Chief Executive Officer, President and Chief Financial Officer during such period.

                           Summary Compensation Table


                                              Annual Compensation                                             Long-Term Compensation
                                                                                                                     Securities
                                   Year                                                                              Underlying
Name and Principal                Ending                                                       Other Annual         Options/Sars
     Position                   December 31             Salary              Bonus              Compensation              (#)
----------------------     ------------------     ---------------     ---------------     ------------------  ----------------------
Steven Westlund                  1998                 $ 45,000                                          -
Chairman & CEO                   1997                 $ 49,154                                    $96,346           200,000
                                 1996                 $131,076

Peter Benz                       1998                 $ 45,000                                          -
                                 1997                 $ 30,462                                    $81,346           200,000
                                 1996                 $ 82,462

                        Aggregated Option Exercises in
             Fiscal Year Ended December 31, 1998 and Option Values


                                                                                                    Value of
                                                            Number of Shares                      Unexercised
                        Shares                           Underlying Unexercised                  In The Money
                      Acquired on       Value             Options at 12/31/98                  Options at 12/31/98 (1)
      Name             Exercise        Realized      Exercisable       Unexercisable      Exercisable        Unexercisable
---------------     --------------    ----------    -------------     ---------------    -------------      ---------------
Steven Westlund            0             -             200,000                0                0                   0

Peter Benz                 0             -             200,000                0                0                   0

John Osborne               0             -              16,667                0                0                   0

Michael Grecko             0             -              13,333                0                0                   0

William Shell              0             -              10,000                0                0                   0


(1) The value of the Company's Common Stock for purposes of the calculation was based upon the average of the bid and asked prices for the common Stock as reported by the OTC Bulletin Board, minus the exercise price. Since the above average as of 12/31/98 is less than $0.03 and the exercise price is $3.75, the significantly higher exercise price would qualify the options as not in the money.

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

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1998 based on information available to the Company by (I) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.


Name and Address of                     Number of Shares
  Beneficial Owner                     Beneficially Owned(1)   Percentage
------------------------------------   ------------------      ----------
Steven Westlund                              240,000(2)          46.0%
2139 Pontius Ave.
Los Angeles, CA 90025

Peter Benz                                   226,667(2)          43.5%
2139 Pontius Ave.
Los Angeles, CA 90025

John Osborne                                  16,667(2)           3.2%
2139 Pontius Ave.
Los Angeles, CA 90025

Michael Grecko                                22,299(3)           4.3%
2139 Pontius Ave.
Los Angeles, CA 90025

William Shell                                 15,573(4)           3.0%
2139 Pontius Ave.
Los Angeles, CA 90025

Directors and Officers as a Group
Group (two persons)                          466,667(5)          85.7%


(1) Included for purposes of this calculation are shares of Common Stock outstanding as of December 31, 1998.

(2)  Amounts are options that are currently exercisable.

(3)  Includes 13,333 options that are currently exercisable

(4)  Includes 10,000 options that are currently exercisable

(5)  All 466,667 options are currently exercisable.

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


     10.13 Agreement concerning MRI System, dated as of February 10, 1994 by and between Siemens Credit Corporation, Venus Management, Inc., the
             Company, Medical Funding of America, Inc. and Tri-County Mobile
             MRI, L.P. and related Transfer of Interest Agreement, Corporate
             Guaranty by the Company, Amendment to Promissory Note of Medical
             Funding of America, Inc. payable to Siemens Credit Corporation and
             Agreement concerning Lease Payment between Venus Management, Inc.
             and Tri-County Mobile MRI, L.P. (4)
     10.14 Agreement dated August 27, 1992 by and between Dr. William Shell and Clark M. Holcomb related to shares of the Company's Common
             Stock owned by Dr. Shell. (4)
     10.15   Agreement dated September 23, 1993 by and between Ladenburg,
             Thalmann Co., Inc. and the
             Company. (4)
     10.16   Consulting Agreement for Financial Public Relations dated as of
             February 25, 1994 by and between the Company and Robert Bienstock and Richard Washor. (4)
     10.17   License Agreement, dated March 23, 1994 by and between Effective
             Health, Inc. and KCD Incorporated. (4)
     10.18 Professional Services Agreement, dated April 15, 1994 by and between RAI Finanz, and the Company. (4)
     10.19 Consulting Agreement and Stock Plan dated as of August 25, 1994 by and between the Company and Hy Ochberg. (4)
     10.20 Memorandum of Understanding dated as of August 16,1994 by and between the Company and Raifinanz (USA), Inc. (4)
     10.21   Resonex Equipment Lease as of June 30, 1993 between Venus
             Management Company and Medical Funding of America. (4)
     10.22   Becton Dickenson Supply Agreement dated November 2, 1994.
     10.23   Form 12b-25 dated March 30,1995.
     10.24   2nd & Final Revised Proposal to Acquire Pastels International,
             Incorporated (6)
     10.25   Revised Proposed Acquisition of Nutra Quest, Incorporated (6)
     10.26   Number skipped
     10.27   The 1998 Stock Compensation Plan (7)
     10.28   The Amendment to the 1998 Stock Compensation Plan (8)
     22.1    Subsidiaries of the Company & See/Shell Biotechnology, Inc. (1)
     22.2    Subsidiaries of the Company & E-Z Trac, Inc.-Articles of
             Incorporation, Amendments and By-Laws. (1)
     22.3    Subsidiaries of the Company & Effective Health, Inc.-Articles of
             Incorporation, Amendments and By-Laws. (1)
     22.4    Subsidiaries of the Company & Venus Management, Inc. Certificate of
             Incorporation, Amendments and By-Laws. (Included in Exhibit 10.9.)
     25.     Subsidiaries of the Company. (4)
     27.     Financial Data Schedule (included only in EDGAR filing).

------------------
(1) Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on August 7, 1990, and incorporated herein by reference.

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

     (b)  Reports on Form 8-K:

     The company filed the following reports on Form 8-K during the quarters ended December 31, 1998 and March 31, 1999:

     1. Form 8-K dated February 19, 1998 reporting a change in the Company's independent account, a name change, a seventy - five to one reverse common stock split, and the signing of an agreement to purchase thirty - five percent in a Singapore company and its Mainland China multi level marketing subsidiary.

     2. Form 8-K dated April 9, 1999 reporting a change in the Company's independent account and the resignation of Peter Benz as the Company's President and Board member.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Kaire Holdings Incorporated

                         By:     /s/  Steven R. Westlund
                                 -----------------------
                                 Steven R. Westlund Chief Executive Officer

                         Dated:   April 16, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Steven R. Westlund                                     April 16, 1999
----------------------------------------------
Steven R. Westlund Chief Executive Officer and
Director


/s/  Owen M. Naccarato                                      April 16, 1999
--------------------------------------------------
Owen M. Naccarato Chief Financial Officer and
Director