Form 10KSB/A
period 1998-12-31
KAIRE HOLDINGS INC
filed 1999-04-26
CIK 822997

                                AMENDMENT NO. 1
                                      TO
                                 FORM 10-KSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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
                                                                                     ===========

NOTE 6 - CONVERTIBLE NOTES PAYABLE AND DEBENTURES

     During October through December 1997, the Company issued 8% convertible debentures due three years from the date of issuance. The debentures are convertible beginning with the 41st day after issuance and at a conversion price equal to 70% of the average closing bid price of the Company's common stock during the last five days prior to the conversion date. In connection with the issuance of these debentures, the Company recorded additional interest amounting to $364,000 related to the beneficial conversion feature of the debentures. The note holders have certain registration rights. At December 31, 1998, convertible debentures outstanding aggregated to $225,000.


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


Name and Address of                     Number of Shares
  Beneficial Owner                     Beneficially Owned(1)   Percentage
------------------------------------   ------------------      ----------
Steven Westlund                              240,000(2)           1.6%
2139 Pontius Ave.
Los Angeles, CA 90025

Peter Benz                                   226,667(2)           1.5%
2139 Pontius Ave.
Los Angeles, CA 90025

John Osborne                                  16,667(2)            .1%
2139 Pontius Ave.
Los Angeles, CA 90025

Michael Grecko                                22,299(3)            .1%
2139 Pontius Ave.
Los Angeles, CA 90025

William Shell                                 15,573(4)            .1%
2139 Pontius Ave.
Los Angeles, CA 90025

Directors and Officers as a Group
Group (two persons)                          466,667(5)           3.1%


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

                         Dated:   April 23, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Steven R. Westlund                                     April 23, 1999
----------------------------------------------
Steven R. Westlund Chief Executive Officer and
Director


/s/  Owen M. Naccarato                                      April 23, 1999
--------------------------------------------------
Owen M. Naccarato Chief Financial Officer and
Director