Form 10QSB
period 1999-03-31
KAIRE HOLDINGS INC
filed 1999-05-19
CIK 822997

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended   March 31, 1999
                                                 --------------

                                      OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                        Commission file number  0-21384
                                                -------

                          KAIRE HOLDINGS INCORPORATED
                 ---------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                             13-3367421
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                            identification number)

   2139 Pontius Avenue, Los Angeles , California                   90025
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

 (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes        No  X
                                              ---       ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                Outstanding at
                Class of Common Stock           March 31, 1999
                ---------------------           --------------
                  $.001 par value              22,387,384 shares

        Transitional Small Business Disclosure Format  Yes       No  X
                                                           ---      ---

                                  FORM 10-QSB
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                          KAIRE HOLDINGS INCORPORATED

                                     Index

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at
              December 31, 1998 and March 31, 1999 (unaudited)

             Condensed Consolidated Statements of Operations
              for the three months ended March 31, 1998 (unaudited) and 1999 (unaudited)

             Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 1998(unaudited) and 1999 (unaudited)

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

     Item 4. Submission of Matters of a Vote to Security Holders

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM I.   FINANCIAL STATEMENTS

                 KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     December 31, 1998 and March 31, 1999

                                    ASSETS
                                    ------

                                               December 31,   March 31,
                                                   1998         1999
                                               ------------   ---------
                                                             (unaudited)
Current assets
      Cash and cash equivalents                 $    6,331   $   82,959
      Accounts receivables, net                     55,260       50,046
      Inventory                                     70,042       70,042
      Deposits                                       9,500        9,500
      Other Asset                                   28,404       28,989
                                                ----------   ----------
         Total current assets                      169,537      241,536

Furniture and equipment, net                        16,035       10,972
Other Assets
Deposits
Patents, net
                                                ----------   ----------
         Total assets                           $  185,572   $  252,508
                                                ----------   ----------

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities
      Notes payable                                 25,000       25,000
      Accounts payable and accrued expenses      1,531,065    1,477,633
                                                ----------   ----------

         Total current liabilities               1,556,065    1,502,633

Convertible notes payable and Debentures         1,240,100    1,240,100

                                                ----------   ----------
         Total liabilities                       2,796,165    2,742,733
                                                ----------   ----------

  The accompanying notes are an integral part of these financial statements.

                 KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     December 31, 1998 and March 31, 1999

                                                   December 31,     March 31,
                                                      1998            1999
                                                   ------------     ---------
                                                                   (unaudited)
Shareholders' deficit
  Common stock, $0.075 and $0.001 par value
    authorized 400,000,000 shares, 15,387.384
    issued and outstanding at $0.075, 7,000,000
    issued and outstanding at $0.001                 1,154,054       1,163,210
  Additional paid-in-capital                        26,948,097      27,162,066
  Accumulated deficit                              (30,712,744)    (30,815,499)
                                                  ------------    ------------

    Total Shareholders' Deficit                     (2,610,593)     (2,490,224)

 Total liabilities and stockholders' deficit      $    185,572    $    252,508
                                                  ------------    ------------

   The accompanying notes are an integral part of these financial statements.

             INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the  Quarters Ended March 31,

                                               (Unaudited)   (Unaudited)
                                                  1998          1999
                                               -----------   -----------
REVENUES
      Products and Services                    $   99,958    $   69,089
      Lease Rentals                                     -             -
                                               ----------    ----------
        Total Revenue                              99,958        69,089

Cost of Revenues                                   53,811        32,177

Gross Profit                                       46,147        36,912

Operating Expenses
      Research and development                          0             0
      Selling, general and administrative         365,852       104,546
                                               ----------    ----------
        Total Operating Expenses                  365,852       104,546

                                               ----------    ----------
Loss from Operations                             (319,704)     ( 67,634)

Interest Expense (Income) and Other
Interest expense - other                          (30,927)      (34,723)
Interest expense - lease operations                     -             -
Interest Income                                         -             -
Net Losses on pending acquisition                       -             -
                                               ----------    ----------
      Total interest expense and other            (30,927)      (34,723)

                                               ----------    ----------
Loss before provision for state
  income tax                                     (350,632)    ( 102,357)

Provision for state income taxes                      400           400

Net Loss                                         (351,032)     (102,757)
                                               ----------    ----------

Basic Loss per Share                           $    (0.12)   $   (0.011)

Diluted Loss per Share                         $    (0.12)   $   (0.011)

Weighted average shares outstanding             2,978,284     9,217,537

          See the accompanying notes to these consolidated statements

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Quarters Ended March 31,

                                                           (Unaudited)   (Unaudited)
                                                              1998          1999
                                                           -----------   -----------
Cash flows from operating activities
Net Loss                                                    $(423,712)    $(102,757)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Amortization and Depreciation                              18,513         5,063
    Common stock issued for services                                        140,000
    Common stock issued for interest on notes                   6,205         3,125
    Compensation expenses related to below-market stock
     Options granted
(Increase) decrease in:
    Accounts receivable                                       (26,711)        5,214
    Other Asset                                                     -          (585)
    Prepaid expenses and other assets                          (6,197)            -
    Inventories                                                                   -
Increase (decrease) in:
    Accounts payable and accrued expenses                     156,818       (53,432)
                                                            ---------     ---------

        Net cash used in operating activities                (275,085)       (3,373)
                                                            ---------     ---------

Cash flows from investing activities
    Purchase of furniture and equipment                             -             -
    Investment in affiliates                                        -             -
                                                            ---------     ---------
        Net cash used in investing activities                       -             -

Cash flows from financing activities
    Payments on notes payable                                                     -
    Proceeds from issuance of common stock                    200,078        80,000
    Proceeds from issuance of convertible notes                60,000
                                                            ---------     ---------
        Net cash provided by financing activities             260,078        80,000
                                                            ---------     ---------

   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For Quarters Ended March 31,

                                                     (Unaudited)   (Unaudited)
                                                        1998          1999
                                                     -----------   -----------
Net decrease in cash and cash equivalents              (15,007)       76,628
                                                      --------       -------

Cash and cash equivalents, beginning of period          35,928         6,331
                                                      --------       -------

Cash and cash equivalents, end of period              $ 20,921       $82,959
                                                      --------       -------

  The accompanying notes are an integral part of these financial statements.

                 KAIRE HOLDINGS INCORPORATED and SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 March 31,1999

1.  Significant Risks
    -----------------

        The Company has incurred net losses of $12,210,263 and $1,037,608 for the years ended December 31, 1997 and 1998, respectively and an additional loss of $351,032 and $102,757 for the three months ended March 31,1998 and March 31, 1999. The loss in 1998 resulted from a combination of carryover costs related to the failed 1997 acquisitions, in particular the failed Kaire International Inc. transaction plus costs related to downsizing the Company. The continued loss incurred in the first quarter of 1999 is a result of the combination of a decline in first quarter sales from the Laboratory operations plus the high costs involved in running a public company. The accumulative effect of the continuing losses have adversely affected the liquidity of the Company. Future losses will likely negatively impact the Company's ability to raise future working capital.

        As of March 31, 1999, the Company had an accumulated deficit of $30,815,499 and negative working capital of $1,261,097. In addition, the Company remains subject to various business risks including but not limited to its ability to maintain vendor and supplier relationships by paying bills when due, and overcoming future and ongoing product development, distribution and marketing issues.

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

        In the opinion of the management the accompanying consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at March 31,1999, the results of its operations for the three months ended March 31, 1999 and the cash flow for three months ended March 31, 1999. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1998 Form 10-KSB.

        The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.

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

       As of December 31, 1998, there were approximately 608 shareholders of record of the company's Common Stock.

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

       During the fiscal year ended December 31, 1998, the Company issued securities using exemptions available under the Securities Act of 1933 including sales made pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation S, as follows (please note that the below 1998 shares issued reflect the 75 to 1 reverse split that occurred on February 19,
1998).

       For the period January 1, 1998 through December 31, 1998 there were 337,153 shares of common stock sold issued pursuant to pursuant to Regulation S for approximately $43,552.

       For the period January 1, 1998 through December 31, 1998, $1,089,100 of convertible promissory notes were converted into 11,066,292 shares of common stock. The majority of these shares were issued in reliance on Regulation S and pursuant to Section 5 of the Securities Act of 1933.

       During the fiscal year ended December 31, 1998, 1,394,138 registered shares of common stock were issued for consulting services rendered.

       Certain 1998 quarterly interest payments through December 30, 1998 totaling $48,980 due on a convertible promissory note held by various note holders were paid with 333,310 shares of the Company's common stock, issued pursuant to Section 4(2) of the Securities Act of 1933.

       In February 1998, as a result of a Special Shareholder Meeting, the Company effected a 1-for-75 reverse stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split.

       For the period January 1, 1999 through March 31, 1999, an option for 2,000,000 shares at $0.04 per share was exercised. The corresponding shares were issued April 20, 1999.

       On March 10, 1999, 4,000,000 shares of common stock were issued to Peter Benz, the then President of the Company for certain debt owed him for 1996 and 1997 services.

       On March 15, 1999, 3,000,000 shares of common stock were issued to Peter Benz, the then President of the Company for certain debt owed him for 1996 and 1997 services.


4.   Pending Acquisitions
     --------------------

Pastels - Not Consummated

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

     NQI - Not Consummated

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

     Kaire International Incorporated - Not Consummated

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

     Potomac Worldwide, Ltd. - Not Consummated

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

   Ex-employee Files Various Claims against the Company - Settlement Reached May 1999

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

     The response to the complaint was filed January 29, 1999 with the discovery process to begin shortly thereafter. The status conference is scheduled for June 18, 1999. On or about April 2, 1999 the parties had a conference where settlement offers were exchanged. The party's attorneys reviewed the offers and reached a settlement on or about May 17, 1999. The settlement was for $5,000 cash and 130,000 shares of common stock.



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

   Results of Operations

   Three Months Ended March 31, 1998 Compared to March 31, 1999

                                                For the
                                      Three Months Ended March 31,

                                              1998    1999
                                              ----    ----
   ($ Thousands)
   Revenues - Products and Services
        Microspheres & Lab Services           $100     $69
        Fat Sequestration - License Fees
           and  Royalties                        -       -
                                              ----    ----
                                               100      69
   Cost of Revenues
   Microspheres & Lab Services                  54      32
    Fat Sequestration - License Fees
           And Royalties                         -       -
                                              ----    ----
                                                54      32
   Gross Margin Product & Services              46      37
                                              ----    ----
   Revenues - Lease Operations                   -       -
   Cost of Revenues - Lease operations                   -
                                              ----    ----
     Gross margin - lease operations
                                              ----    ----

     The three months ended March 31, 1999, revenues from products and services were approximately $69,089, a decrease of $30,869 or 30% from the same period in 1998.

     Gross profit for products and services was $36,912 for three months ended March 31,1999, a decrease of $9,235 or 20% over the same period prior year. Lease operations in 1997 experienced an additional decrease in gross margin due to expenses relating to the MRI equipment which had not be assigned to a third at that time.

     Research and development expense decrease in the three month period ended March 31, 1999 as a result if no new R&D expenditures in 1998. There were no new R&D projects entered into in 1999.

     SG&A expense decreased to $104,546 from $365,852 for the three month period ended March 31, 1999. The three month decrease resulted from reduced payroll expense and the phasing out of outside consultants.

     Interest expense for operations for the three month period ended March 31,1999 was $34,723 compared to $30,927 for the comparable three month period prior year. The increase resulted from interest due on convertible notes which were issued during first quarter of 1998.

     No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through March 31, 1999, the Company incurred net operating losses for tax purposes of approximately $102,757. The net operating loss carry forward may be used to reduce taxable income through the year 2013. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.


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

        On March 31, 1999 the Company had assets of $252,508 compared to $185,572 on December 31, 1998. The Company had a total stockholders' deficit of $2,490,224 on March 31, 1999 compared to a deficit of $2,610,593 on December 31, 1998, a decrease of $120,369.

        As of March 31, 1999 the Company's working capital position decreased $125,431 from a negative $1,386,528 at December 31, 1998 to a negative $1,261,097, primarily as a result of a decrease in accounts payable and miscellaneous accruals of $53,432 plus an increase in cash of $76,628 offset by a decrease in receivables of $5,214.

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

   Outlook

     The Company has developed a new strategic plan that is expected to expand the Company's presence and provide its customers with the ability to transact business in a secure and informed environment via an internet e-commerce site (www.vitaplanet.com). It is anticipated that this facility will be operational sometime in May 1999.

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

   Ex-employee Files Various Claims against the Company - Settlement Reached May 1999

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

     The response to the complaint was filed January 29, 1999 with the discovery process to begin shortly thereafter. The status conference is scheduled for June 18, 1999. On or about April 2, 1999 the parties had a conference where settlement offers were exchanged. The party's attorneys reviewed the offers
   and reached a settlement on or about May 17, 1999.   The settlement was for
   $5,000 cash and 130,000 shares of common stock.

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

                                     KAIRE HOLDINGS INCORPORATED.
                                     --------------------------------
                                              (Registrant)



   Date:   May 19, 1999              By: /s/ Steven R. Westlund
          -------------------------      ----------------------------
                                            Steven R. Westlund
                                            (Chief Executive Officer)



   Date:   May 19, 1999              By: /s/ Owen M. Naccarato
          -------------------------      ----------------------------
                                            Owen M. Naccarato
                                            (Chief Financial Officer)