Form 10QSB
period 1999-06-30
KAIRE HOLDINGS INC
filed 1999-07-23
CIK 822997

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1999
                                                -------------

                                      OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                        Commission file number  0-21384
                                                -------

                          KAIRE HOLDINGS INCORPORATED
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                       13-3367421
-------------------------------                      ----------------------
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                       identification number)

     7348 Bellaire, North Hollywood, California               91605
     -----------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

      Registrant's Telephone number, including area code: (818) 255-4996
                                                          --------------

              2139 Pontius Ave., Los Angeles, California   90025
 ----------------------------------------------------------------------------
 (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  x      No
                                               -

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                             Outstanding at
          Class of Common Stock              June 30, 1999
          ---------------------              -------------
            $.001 par value                 49,709,616 shares

         Transitional Small Business Disclosure Format  Yes ___  No  X
                                                                     -

                                  FORM 10-QSB
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                          KAIRE HOLDINGS INCORPORATED

                                     Index

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at
              December 31, 1998 and June 30, 1999 (unaudited)

             Condensed Consolidated Statements of Operations
              for the three and six months ended June 30, 1998 (unaudited) and 1999 (unaudited)

             Condensed Consolidated Statements of Cash Flows
              for the six months ended June 30, 1998 (unaudited) and 1999 (unaudited)

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

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

   ITEM I.  FINANCIAL STATEMENTS

                 KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      December 31, 1998 and June 30, 1999

                                     ASSETS
                                     ------

                                        December 31,  June 30,
                                           1998         1999
                                          ------     -----------
                                                     (unaudited)

Current assets
  Cash and cash equivalents                $  6,331   $ 38,342
  Accounts receivables, net                  55,260     43,926
  Inventory                                  70,042     70,042
  Prepaid expense                            37,904     40,531
                                           --------   --------

    Total current assets                    169,537    192,841

Furniture and equipment, net                 16,036      5,909
Other Assets
Deposits
Patents net
                                           --------   --------
    Total assets                           $185,573   $198,750
                                           --------   --------

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities
  Notes payable                              25,000     25,000
  Accounts payable and accrued expenses   1,531,065    927,934
                                          ---------  ---------

    Total current liabilities             1,556,065    952,934

Convertible notes payable                 1,240,100    490,700
                                          ---------  ---------

    Total liabilities                     2,796,165  1,443,635
                                          ---------  ---------

  The accompanying notes are an integral part of these financial statements.

                 KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      December 31, 1998 and June 30, 1999



                                              December 31,    June 30,
                                                 1998           1999
                                             ------------   ------------
                                                             (unaudited)

Shareholders' deficit
  Common stock, $0.001 par value
    authorized 400,000,000 shares,
    49,709,616 issued and outstanding              15,387         49,711

  Additional paid-in-capital                   28,086,714     29,528,466
  Accumulated deficit                         (30,712,744)   (30,823,061)
                                             ------------   ------------

    Total Shareholders' Deficit                (2,610,593)    (1,244,884)

Total liabilities and stockholders' deficit  $    185,572   $    198,750
                                             ------------   ------------



  The accompanying notes are an integral part of these financial statements.

             INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 and 1999


                                               Three Months Ended            Six Months Ended
                                                    June 30,                     June 30,
                                               -------------------          ------------------
                                                1998         1999            1998        1999
                                                ----         ----            ----        ----
REVENUES
    Products and Services                   $  125,793   $    67,341     $  225,751   $   136,430
    Lease Rentals                                    -             -              -             -
                                            ----------   -----------     ----------   -----------
      Total Revenue                            125,793        67,341        225,751       136,430

Cost of Revenues                                48,343        13,453        102,154        20,707

Gross Profit                                    77,450        53,888        123,597       115,723

Operating Expenses
    Research and development                     1,088                        1,088
     Selling, general and administrative       257,388       192,062        623,240       321,531
                                            ----------   -----------     ----------   -----------
      Total Operating Expenses                  58,476       192,062        624,328       321,531

                                            ----------   -----------     ----------   -----------
Loss from Operations                          (181,027)     (138,174)      (500,731)     (205,808)

Other Income and (Expense)
Interest expense                               (30,928)      (17,351)       (61,855)      (52,073)
Other Expenses                                               (15,261)                     (15,261)
Below Market Note Conversion                         -      (235,493)             -      (235,493)
Other Income                                         -       399,118              -       399,118
                                            ----------   -----------     ----------   -----------
      Total interest expense and other         (30,928)      131,013         61,855        96,291

 Loss before provision for state
                                            ----------   -----------     ----------   -----------
                                              (211,954)       (7,161)      (562,586)     (109,517)

Provision for state income taxes                                 400            800           800

Net Loss                                      (212,354)       (7,561)      (563,386)     (110,317)
                                            ----------   -----------     ----------   -----------

Basic Loss per Share                        $     0.08   $    0.0002     $     0.25   $     0.003

Diluted Loss per Share                      $     0.08   $    0.0002     $     0.25   $     0.003

Weighted average shares outstanding          2,662,116    36,048,500      2,293,122    32,548,500

          See the accompanying notes to these consolidated statements

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1998 and 1999


                                                        (Unaudited)  (Unaudited)
                                                           1998         1999
                                                           ----         ----
Cash flows from operating activities
Net Loss                                                 $(563,386)   $(110,318)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Amortization and Depreciation                           37,027       10,127
    Common stock issued for services                       357,551      171,604
    Common stock issued for interest on notes               53,987        4,529
    Common stock issued for Convertible notes
    Compensation expenses related to below-market stock                 235,493
     Options granted
(Increase) decrease in:
    Accounts receivable                                    (37,715)      11,333
    Lease receivable                                             -            -
    Prepaid expenses and other assets                      (89,896)      (2,626)
    Inventories                                            (   923)
Increase (decrease) in:
    Accounts payable and accrued expenses                  (70,525)    (603,131)
                                                         ---------    ---------

          Net cash used in operating activities           (309,949)    (282,989)
                                                         ---------    ---------

Cash flows from investing activities
    Purchase of furniture and equipment                          -            -
    Investment in affiliates                                     -            -
                                                         ---------    ---------
          Net cash used in investing activities                  -            -

Cash flows from financing activities
    Payments on notes payable                              (10,000
    Proceeds from issuance of common stock                 132,688      240,000
    Proceeds from issuance of convertible notes            160,000       75,000
                                                         ---------    ---------
          Net cash provided by financing activities        282,688      315,000
                                                         ---------    ---------


  The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1998 and 1999

                                                       (Unaudited) (Unaudited)
                                                          1998         1999
                                                       ----------   ----------

          Net decrease in cash and cash equivalents       (27,261)      32,010
                                                       ----------   ----------

Cash and cash equivalents, beginning of period             35,928        6,331
                                                       ----------   ----------

Cash and cash equivalents, end of period               $    8,667   $   38,341
                                                       ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                 KAIRE HOLDINGS INCORPORATED and SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 June 30, 1999

   1. Significant Risks
      -----------------

        The Company has incurred net losses of $12,210,263 and $1,037,608 for the years ended December 31, 1997 and 1998, respectively and an additional loss of $563,386 and $110,317 for the six months ended June 30, 1998 and June 30, 1999. The loss in 1997 resulted from a combination of failed acquisitions and the related write down of investments. The continued loss in 1998 resulted from remaining expenses related to the failed Kaire International acquisition attempt coupled by continuing losses in operations. The losses in 1999 are a result of a decrease in lab revenue coupled by non-operational costs incurred in the ongoing effort to clean up the balance sheet. The accumulative effect of the continuing losses have adversely affected the liquidity of the Company. Future losses will likely negatively impact the Company's ability to raise future working capital.

        As of June 30, 1999, the Company had an accumulated deficit of ($30,823,061) and negative working capital of $760,093. In addition, the Company remains subject to various business risks including but not limited to its ability to maintain vendor and supplier relationships by paying bills when due, and overcoming future and ongoing product development, distribution and marketing issues.

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

        The Company, which was formerly known as Interactive Medical Technologies Ltd., was incorporated in Delaware in 1986. The Company's base business provides non-radioactive diagnostic products and laboratory analysis services to private and government research facilities, academic centers, and hospitals engaged in studying the effects of experimental drugs and/or surgical procedures have on regional blood flow. The Company's products and services are sold through the Company's E-Z Trac division.

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

        In September 1996, the Company attempted to enter into an agreement to acquire Nutra Quest, Incorporated ("NQI"), a start-up network marketing company, which distributed food supplement and nutrition consumer's products. Due to difficulties with NQI's CEO and management, the anticipated business growth expected by NQI never materialized which lead to the termination of NQI's CEO during the fourth quarter of 1997. Subsequently, the NQI CEO seized the Company's headquarters along with certain assets, thus permanently damaging NQI's business. As a result of these of chain of events, NQI operations were terminated during the fourth quarter of 1997. At that time any remaining distributor downlines were transferred to Kaire International, Inc. and the remaining NONI inventory was also transferred to Kaire International, Inc. The Company funded NQI $2,003,728 of which $502,728 and $1,501,000 was expensed in 1996 and 1997 respectively. (see Legal Proceedings).

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

        On or about April 19, 1999, the Company introduced its internet e-commerce website www.vitaplanet.com, which provides for purchase, five categories of nutritional products. The five categories are: 1) sport nutrition, 2) executive nutritional - nutritional products for people in high stress positions, 3) specialty nutrition - nutritional assistance for people with special physical needs, 4) ayueveda nutrition - products that focus on the bodies main organs, and 5) aphrodisiac products.

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

        Due to the above factors, losses are expected to continue at least for the immediate future. In the event working capital is not available to the Company, the Company would further reduce operations while accelerating the distribution and sale of nutritional products

        The Company carries no direct product liability insurance, relying instead on the coverage afforded by its distributors and the manufacturers from whom it obtains products. These coverages directly protect the insured that pay the premiums and only secondarily the Company. There is no assurance that such coverages will adequately cover any claims that may be brought against the Company. In addition, the Company does not have any general liability coverage.

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

        In the opinion of the management the accompanying consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at June 30, 1999, the results of its operations for the three and six months ended June 30, 1999 and the cash flow for six months ended June 30, 1999. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1998 Form 10-KSB.

        The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.

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

     On March 15, 1999, 3,000,000 shares of common stock were issued to Steve Westlund, the Chief Operating Officer of the company for certain debt owed him for 1996 and 1997 services.

     From April 1, 1999 through June 30, 1999, consultants were issued 6,100,000 shares of common stock and an ex-employee was issued 130,000 shares of common stock via Form S-8 registration, $835,350 of convertible promissory notes were converted into 20,883,750 shares of common stock and Certain 1999 quarterly interest payments totaling $4,894 due on a convertible promissory note held by various note holders were paid with 208,482 shares of the Company's common stock, issued pursuant to Section 4(2) of the Securities Act of 1933.

     As of June 30, 1999, there were approximately 608 non street name shareholders of record of the company's Common Stock.

4.     Acquisitions Attempts Terminated
       --------------------------------

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

     In March 1998, the Company attempted to enter into an agreement to acquire 35% of Potomac Worldwide, Ltd. ("Potomac"), a BVI company, and its primary subsidiary, Nanjing Potomak Beauty & Care Co. Ltd. ("Nanjing") located in Mainland China. Nanjing retails and wholesales health foods, household chemicals, cosmetics and shape forming underware, The basis for this agreement was to cross license products between Potomac and KII. Due to Kaire Holdings, Inc.'s reduced equity position in Kaire International, Inc., the Potomac agreement was not performed and is considered terminated.

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

     The effect of the CEO's actions against the Company in 1998 permanently damaged Nutra Quest's business to the extent that the Company terminated its operation in December 1997. The amount invested in Nutra Quest was written off in 1997.

M&A West, Inc. - Breach of Contract Claim Settled

     On or about July 2, 1998, M&A West, Inc. a Nevada corporation, filed a Complaint against the Company claiming acts that constitute a breach of action. M&A West, Inc. is a public relations firm that was contracted to help the Company obtain additional funding through the creation of interest in our stock. Kaire contends that M&A West did not perform as contracted and in turn filed an answer and a counterclaim for return of compensation paid. The parties are scheduled to attend Non-Binding Arbitration on March 29, 1999 where the parties mutually decided not to pursue this matter and agreed to a "walk away" settlement.

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

     A settlement was reached on or about May 17, 1999 for $5,000 cash and 130,000 shares of common stock.

     Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of December 31, 1997.

     Item 2.   Management's Discussion and Analysis or Plan of Operation

     The Company's base business is engaged in the manufacturing and marketing diagnostic imaging products and services relating to blood flow research in animals and the research and development of propriety diagnostic imaging products and procedures for human applications that use existing imaging equipment such as x-ray, CAT scan, MRI and ultra sound. The Company markets three products, two of which are designed for animal blood flow studies, the E-Z Trac Ultraspheres and the NuFlow fluorescent microspheres. The third product is a service the Company provides for its clients which counts NuFlow fluorescent microspheres used in the blood flow studies and measures regional blood flow under laboratory conditions.

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

     On or about April 19, 1999, the Company introduced its internet e-commerce site www.vitaplanet.com, which provides five categories of nutritional products. The five categories are: 1) sport nutrition, 2) executive nutritional - nutritional products for people in high stress positions, 3) specialty nutrition -nutritional assistance for people with special physical needs, 4) ayueveda nutrition - products that focus on the bodies main organs, and 5) aphrodisiac products. To date expenses for this project have been minimal. Promotional and advertising expenses will begin to ramp up sometime in the third quarter of 1999.

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

Results of Operations

Three and Six Months Ended June 30, 1998 Compared to June 30, 1999

                                               For the                For the
                                          Three Months Ended      Six Month Ended
                                                June 30,               June 30,
                                            ---------------        ---------------
                                              1998   1999             1998   1999
                                              ----   ----             ----   ----
($ Thousands)
Revenues - Products and Services
  Microspheres & Lab Services                  $126  $  67            $ 226  $ 136
  Vitaplanet.com                                  -      -                       -
                                               ----  -----            -----  -----
                                                126     67              226    136

Cost of Revenues
Microspheres & Lab Services                      48     13              102     21
Fat Sequestration - License Fees
  And Royalties                                   -      -                -      -
                                               ----  -----            -----  -----
                                                 48     13              102     21
Gross Margin Product & Services                  78     54              124    115
                                               ----  -----            -----  -----

     The three and six months ended June 30, 1999, revenues from products and services were approximately $67,341 and $136,430, an decrease of 46% and 40% from the same periods in 1998. The Decrease in revenue was due to a combination of workforce reduction and decreased activity by the Company's current clients. An addition, the EZ Trac laboratory and Kaire corporate offices moved operations from West Los Angeles to North Hollywood in June, which resulted in a two week period in June where very little billing occurred.

     Gross profit for products and services was $53,888 and $115,723 for three and six months ended June 30, 1999, an decrease of $24,000 and 9,000 respectively or 31% and 7% over the same periods prior year. The decrease in gross margins are a direct result of the decrease in revenue.

     Research and development expense for the three and six month period ended June 30, 1999 was zero, a decrease of approximately $1,088 from the comparable 1998 periods. The decrease was due to no new R&D projects entered into in 1999.

     SG&A expense decreased $62,326 to $192,062 from $257,388 or 25.4% for the three month period ended June 30, 1999 and decreased $301,709 to $321,531 from $623,240 or 48.3% for the six month period ended June 30, 1999. The three month decrease resulted from a combination of a reduction in workforce and a reduction in consulting expense. The decrease in the six month figure over the same period prior year is also due to a reduction in consulting expense of $300,000 plus reductions in depreciation and shareholder expense offset by an increase in outside audit expense.

     Interest expense for operations for the three and six month period ended June 30, 1999 was $17,351 compared to $30,928 for the comparable three month period prior year and $52,074 compared to $61,016 for the comparable six month period prior year. The decrease resulted from Conversion of significant amount of convertible notes into common stock during first and second quarters of 1999.

     Certain convertible notes that had been on the Company's books for over two years and whose maturity dates had expired, were allowed to be converted at a below market rate resulting in a charge of $235,493.

     Certain reserves and other liabilities were cleaned up which were related to legal claims settling and other claims which were determined to be no longer an issue, resulting in a pickup in income of $399,118.

     No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through June 30, 1999, the Company incurred net operating losses for tax purposes of approximately $507,648. The net operating loss carry forward may be used to reduce taxable income through the year 2012. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.

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

     On June 30, 1999 the Company had assets of $198,750 compared to $185,573 on December 31, 1998. The Company had a total stockholders' deficit of $1,244,884 on June 30, 1999 compared to a deficit of $2,610,593 on December 31, 1998, a decrease in the deficit of $1,366,092.

     As of June 30, 1999 the Company's working capital position increased $626,435 from a negative $1,386,528 at December 31, 1998 to a negative $760,093, primary a result of the paying up-to-date of all payroll liabilities to the state and federal government, and the general cleanup of reserves and liabilities.

     In order to meet its current operating needs, the Company has cut all its operations except for the products and services sold through its E-Z division, including consolidation of operations to West Los Angeles, headcount reductions and elimination of all consultants and financial advisors. Going forward, the company's plan of operation is to concentrate its efforts on the sale of its colored microspheres and related laboratory and diagnostic services as well as the promotion of its new e-commerce website www.vitaplanet.com..

  Year 2000 Issue
  ---------------

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

M&A West, Inc. - Breach of Contract Claim Settled

     On or about July 2, 1998, M&A West, Inc. a Nevada corporation, filed a Complaint against the Company claiming acts that constitute a breach of action. M&A West, Inc. is a public relations firm that was contracted to help the Company obtain additional funding through the creation of interest in our stock. Kaire contends that M&A West did not perform as contracted and in turn filed an answer and a counterclaim for return of compensation paid. The parties are scheduled to attend Non-Binding Arbitration on March 29, 1999 where the parties mutually decided not to pursue this matter and agreed to a "walk away" settlement.

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

     A settlement was reached on or about May 17, 1999 for $5,000 cash and 130,000 shares of common stock.

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

               2.  Form 8-K dated April 7, 1999: Items 4 and 6.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    KAIRE HOLDINGS INCORPORATED
                    ----------------------------
                            (Registrant)



Date:  July 22, 1999               By: /s/ Steven  R. Westlund
                                      --------------------------------
                                      Steven Westlund
                                      (Chief Executive Officer)



Date:  July 22, 1999               By:  /s/ OWEN M. NACCARATO
                                      --------------------------------
                                      Owen M. Naccarato
                                      (Chief Financial Officer)