Form 10QSB/A
period 1999-06-30
KAIRE HOLDINGS INC
filed 1999-07-30
CIK 822997

                                Amendment No.1
                                      to
                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

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

             INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 and 1999


                                               Three Months Ended            Six Months Ended
                                                    June 30,                     June 30,
                                               -------------------          ------------------
                                                1998         1999            1998        1999
                                                ----         ----            ----        ----
REVENUES
    Products and Services                   $  125,793   $    67,341     $  225,751   $   136,430
    Lease Rentals                                    -             -              -             -
                                            ----------   -----------     ----------   -----------
      Total Revenue                            125,793        67,341        225,751       136,430

Cost of Revenues                                48,343        13,453        102,154        20,707

Gross Profit                                    77,450        53,888        123,597       115,723

Operating Expenses
    Research and development                     1,088                        1,088
     Selling, general and administrative       257,388       192,062        623,240       321,531
                                            ----------   -----------     ----------   -----------
      Total Operating Expenses                 258,476       192,062        624,328       321,531

                                            ----------   -----------     ----------   -----------
Loss from Operations                          (181,027)     (138,174)      (500,731)     (205,808)

Other Income and (Expense)
Interest expense                               (30,928)      (17,351)       (61,855)      (52,073)
Other Expenses                                               (15,261)                     (15,261)
Below Market Note Conversion                         -      (235,493)             -      (235,493)
Other Income                                         -       399,118              -       399,118
                                            ----------   -----------     ----------   -----------
      Total interest expense and other         (30,928)      131,013         61,855        96,291

 Loss before provision for state
                                            ----------   -----------     ----------   -----------
                                               (11,954)       (7,161)      (562,586)     (109,517)

Provision for state income taxes                   400           400            800           800

Net Loss                                      (212,354)       (7,561)      (563,386)     (110,317)
                                            ----------   -----------     ----------   -----------

Basic Loss per Share                        $     0.08   $    0.0004     $     0.25   $     0.006

Diluted Loss per Share                      $     0.08   $    0.0004     $     0.25   $     0.006

Weighted average shares outstanding          2,662,116    18,800,606      2,293,122    18,304,909

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

                    KAIRE HOLDINGS INCORPORATED
                    ----------------------------
                            (Registrant)



Date:  July 30, 1999               By: /s/ Steven  R. Westlund
                                      --------------------------------
                                      Steven Westlund
                                      (Chief Executive Officer)



Date:  July 30, 1999               By:  /s/ OWEN M. NACCARATO
                                      --------------------------------
                                      Owen M. Naccarato
                                      (Chief Financial Officer)