Form 10QSB
period 1999-09-30
KAIRE HOLDINGS INC
filed 1999-11-08
CIK 822997

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the quarterly period ended  September 30, 1999
                                             ---------------------

                                      OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                        Commission file number  0-21384
                                               ---------

                          KAIRE HOLDINGS INCORPORATED
                      -----------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                             13-3367421
---------------------------                            ----------------------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                         identification number)

     7348 Bellaire, North Hollywood, California                  91605
     ----------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

       Registrant's Telephone number, including area code: (818) 255-4996
                                                           --------------

               2139 Pontius Ave., Los Angeles, California 90025
      ------------------------------------------------------------------
  (former, name, address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                          Outstanding at
          Class of Common Stock           September 30, 1999
          ---------------------           ------------------
             $.001 par value              59,144,616 shares

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

                          KAIRE HOLDINGS INCORPORATED

                                     Index

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at
              December 31, 1998 and September 30, 1999 (unaudited)


             Condensed Consolidated Statements of Operations
              for the three and nine months ended September 30, 1998 (unaudited) and 1999 (unaudited)

             Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1998 (unaudited) and 1999 (unaudited)

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

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM I. FINANCIAL STATEMENTS

                 KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                   December 31, 1998 and September 30, 1999


                                    ASSETS
                                    ------

                                                 December 31,  September 30,
                                                     1998           1999
                                                 ------------  -------------
                                                                (unaudited)
Current assets
   Cash and cash equivalents                      $     6,331  $       5,287
   Accounts receivables, net                           55,260         47,855
   Inventory                                           70,042         70,042
   Prepaid expense                                     37,904         42,514
                                                  -----------  -------------

    Total current assets                              169,537        165,698

Furniture and equipment, net                           16,036            846
Other Assets
Deposits
Patents, net
                                                  -----------  -------------
    Total assets                                  $   185,573  $     166,544
                                                  -----------  -------------

                  LIABILITIES AND SHAREHOLDERS' DEFICIT
                  -------------------------------------

Current liabilities
   Notes payable                                       25,000         25,000
   Accounts payable and accrued expenses            1,531,065        941,720
                                                  -----------  -------------

       Total current liabilities                    1,556,065        966,720

Convertible notes payable                           1,240,100        326,000
                                                  -----------  -------------

                                                  -----------  -------------
     Total liabilities                              2,796,165      1,292,720
                                                  -----------  -------------

   The accompanying notes are an integral part of these financial statements.

                 KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                   December 31, 1998 and  September 30, 1999

                                                  December 31,   September 30,
                                                      1998           1999
                                                  ------------   -------------
                                                                  (unaudited)
Shareholders' deficit
  Common stock, $0.001 par value
    authorized 400,000,000 shares,
    15,387,387 shares issued and outstanding
    in 1998 and 59,144,616 shares issued and
    outstanding in 1999                                 15,387          59,147

  Additional paid-in-capital                        28,086,714      30,220,830
  Accumulated deficit                              (30,712,744)    (31,399,235)
                                                  ------------    ------------

    Total Shareholders' Deficit                     (2,610,593)     (1,126,176)

Total liabilities and stockholders' deficit       $    185,572    $    166,544
                                                  ------------    ------------

  The accompanying notes are an integral part of these financial statements.

             INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1999

                                                 Three Months Ended                 Nine Months Ended
                                                    September 30,                     September 30,
                                                    -------------                     -------------
                                                 1998           1999                1998         1999
                                                 ----           ----                ----         ----
REVENUES
     Products and Services                  $   79,742     $    61,928          $  305,483   $   198,374
     Lease Rentals                                   -               -                   -             -
                                            ----------     -----------          ----------   -----------
       Total Revenue                            79,742          61,928             305,483       198,374

Cost of Revenues                                35,719          33,798             137,873        54,504

Gross Profit                                    44,023          28,130             167,610       143,870

Operating Expenses
    Research and development                     1,088)            153                   0           153
    Selling, general and administrative         68,077         158,080             691,317       479,074
                                            ----------     -----------          ----------   -----------

       Total Operating Expenses                 66,989         158,233             691,317       479,227

                                            ----------     -----------          ----------   -----------
Loss from Operations                           (22,976)       (130,102)           (523,707)     (335,357)

Other Income and (Expense)
Interest expense                               (22,855)        (16,183)            (84,710)      (68,257)
Other Expenses                                                 (10,005)                          (25,804)
Below Market Note Conversion                         -        (427,100)                  -      (662,593)
Other Income                                                       683                   -       399,800
                                            ----------     -----------          ----------   -----------
   Total interest expense and other            (22,855)       (452,605)            (84,710)     (356,854)

Loss before provision for state
                                            ----------     -----------          ----------   -----------
                                               (45,831)       (582,708)           (608,417)     (692,210)

Provision for state income taxes                   400             400               1,200         1,200

Net Loss                                       (46,231)       (583,108)          ( 609,617)     (693,410)
                                            ----------     -----------          ----------   -----------

Basic Loss per Share                        $     0.03     $      0.02          $     0.08   $      0.03

Diluted Loss per Share                      $     0.03     $      0.02          $     0.08   $      0.03

Weighted average shares outstanding          1,659,501      27,929,434           7,446,109    22,033,808

          See the accompanying notes to these consolidated statements

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1998 and 1999


                                                   (Unaudited)  (Unaudited)
                                                      1998         1999
                                                   -----------  -----------
Cash flows from operating activities
Net Loss                                            $(609,617)   $(693,410)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Amortization and Depreciation                      42,684       15,190
    Common stock issued for services                  358,530      151,500
    Common stock issued for interest on notes          65,706        4,529
    Common stock issued for Convertible notes
    Expenses related to below-market stock                         662,593
    (Increase) decrease in:
    Accounts receivable                                15,799        7,405
    Lease receivable                                        -            -
    Prepaid expenses and other assets                   5,439       (4,610)
    Inventories
Increase (decrease) in:
    Accounts payable and accrued expenses            (174,914)    (589,345)
                                                    ---------    ---------

        Net cash used in operating activities        (296,378)    (391,044)
                                                    ---------    ---------

Cash flows from investing activities
    Purchase of furniture and equipment                     -            -
    Investment in affiliates                                -            -
                                                    ---------    ---------
        Net cash used in investing activities               -            -

Cash flows from financing activities
    Payments on notes payable                         (10,000)
    Proceeds from issuance of common stock            132,688      240,000
    Proceeds from issuance of convertible notes       160,000      150,000
                                                    ---------    ---------
        Net cash provided by financing activities     282,688      390,000
                                                    ---------    ---------

  The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 1998 and 1999


                                                       (Unaudited)  (Unaudited)
                                                          1998         1999
                                                       -----------  -----------

        Net decrease in cash and cash equivalents         (13,685)      (1,044)
                                                         --------      -------

Cash and cash equivalents, beginning of period             35,928        6,331
                                                         --------      -------

Cash and cash equivalents, end of period                 $ 22,243      $ 5,287
                                                         --------      -------


  The accompanying notes are an integral part of these financial statements.

                 KAIRE HOLDINGS INCORPORATED and SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 1999

1.   Significant Risks
     -----------------

     The Company has incurred net losses of $12,210,263 and $1,037,608 for the years ended December 31, 1997 and 1998, respectively and an additional loss of $609,617 and $693,410 for the nine months ended September 30, 1998 and September 30, 1999. The loss in 1997 resulted from a combination of failed acquisitions and the related write down of investments. The continued loss in 1998 resulted from remaining expenses related to the failed Kaire International acquisition attempt coupled by continuing losses in operations. The losses in 1999 are a result of a decrease in lab revenue coupled by non-operational costs incurred in the ongoing effort to clean up the balance sheet plus the costs in developing the Vitaplanet e-commerce web site. The accumulative effect of the continuing losses have adversely affected the liquidity of the Company. Future losses will likely negatively impact the Company's ability to raise future working capital.

     As of September 30, 1999, the Company had an accumulated deficit of $31,399,235 and negative working capital of $801,022. In addition, the Company remains subject to various business risks including but not limited to its ability to maintain vendor and supplier relationships by paying bills when due, and overcoming future and ongoing product development, distribution and marketing issues.

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

     On or about April 19, 1999, the Company introduced its internet e-commerce web site www.vitaplanet.com, which provides for purchase, five categories of nutritional products. The five categories are: 1) sport nutrition, 2) executive nutritional - nutritional products for people in high stress positions, 3) specialty nutrition - nutritional assistance for people with special physical needs, 4) ayueveda nutrition - products that focus on the bodies main organs, and 5) aphrodisiac products.

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

     The next phase of the Company's plan to enhance its web site has centered around the developing of an e-commerce on-line pharmacy to serve the late baby boomer and senior health care market segments. When fully implemented, Vitaplanet will provide prescription medication products, real-time interactive, cognitive pharmacy services and a wide range of health care resources that target specific conditions arising from the complex interrelationships between prescription medications, age, disease states, nutrition, personal care and other variables related to senior health care. The grand reopening of the Company's e-commerce on-line pharmacy has been announced to occur on November 15, 1999.

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

     In the opinion of the management the accompanying consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at September 30, 1999, the results of its operations for the three and nine months ended September 30, 1999 and the cash flow for nine months ended September 30, 1999. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1998 Form 10-KSB.

     The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.

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

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of state income taxes currently due. No federal income taxes are due as a result of the Company's net operating loss carry forwards.

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

     From July 1, 1999 through September 1, 1999, $377,400 of convertible promissory notes held by various note holders were converted into 9,435,000 shares of the Company's common stock issued pursuant to section 4(2) of the Securities Act of 1933.

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

     Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of September 30, 1999.

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

   The E-Z Trac Ultraspheres are microspheres designed for small research studies measuring regional blood flow. The NuFlow fluorescent microspheres are designed to measure regional blood flow for both small or large regional blood flow research studies using E-Z Trac's Investigative Partner Service ("IPS") to analyze the studies samples. The Company markets microsphere products to pharmaceutical companies, universities, hospitals and other academic centers engaged in regional blood flow studies on experimental drugs or surgical procedures.

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

   The next phase of the Company's plan to enhance its web site has centered around the developing of an e-commerce on-line pharmacy to serve the late baby boomer and senior health care market segments. When fully implemented, Vitaplanet will provide prescription medication products, real-time interactive, cognitive pharmacy services and a wide range of health care resources that target specific conditions arising from the complex interrelationships between prescription medications, age, disease states, nutrition, personal care and other variables related to senior health care. The grand reopening of the Company's e-commerce on-line pharmacy has been announced to occur on November 15, 1999.

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

   On February 19, 1998, Kaire Holdings, Incorporated changed its name from Interactive Medical Technologies, Ltd., changed its NASDAQ OTC: BB symbol to "KAHI" from "NONI" and reverse split its Common Stock at a ratio of one (1) to seventy-five (75).

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

Results of Operations

Three and Nine Months Ended September 30, 1998 Compared to September 30,
1999.

                                              For the                   For the
                                         Three Months Ended        Nine Months Ended
                                            September 30,             September 30,
                                      ---------------------    ------------------------
                                         1998      1999          1998           1999
                                         ----      ----          ----           ----
($ Thousands)

Revenues - Products and Services
  Microspheres & Lab Services            $ 80      $  62         $ 305          $ 198
  Vitaplanet.com                            -          -                            -
                                         ----      -----         -----          -----
                                           80         62           305            198

  Cost of Revenues
  Microspheres & Lab Services              36         34           138             55
  Fat Sequestration - License Fees
      And Royalties                         -          -             -              -
                                         ----      -----         -----          -----
                                           36         34           138             55
Gross Margin Product & Services            44         28           167            144
                                         ----      -----         -----          -----

   The three and nine months ended September 30, 1999, revenues from products and services were approximately $61,928 and $198,374, a decrease of 22% and 35% from the same periods in 1998. The Decrease was due to a combination of workforce reduction, decreased testing activity by the Company's current clients and a change in focus of the Company's resources towards the e-commerce on-line pharmacy.

   Gross profit for products and services was $28,130 and $143,870 for three and nine months ended September 30, 1999, an decrease of $15,893 and 23,740 or 36% and 14% over the same periods prior year. The decrease in gross margins are a direct result of the decrease in revenue.

   Research and development expense for the three and nine month period ended September 30, 1999 was $153, a decrease of approximately $953 from the comparable 1998 periods. The decrease was due to no new R&D projects entered into in 1999.

   SG&A expense increased to $158,080 from $68,077 for the three month period ended September 30, 1999 and decreased to $479,074 from $691,317 for the nine month period ended September 30, 1999. The three month increase is related to the cost of obtaining outside consultants to assist in the programming and design of the e-commerce web site. The decrease in the nine month figure is due to large consulting expense incurred during the failed attempt to acquire Kaire International during the first quarter of 1998.

   Interest expense for operations for the three and nine month period ended September 30, 1999 was $16,183 compared to $68,257 for the comparable three month period prior year and $63,384 compared to $84,710 for the comparable nine month period prior year. The decrease is a result of converting a significant amount of convertible notes into common stock during the first three quarters of 1999.

   No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through September 30, 1999, the Company incurred net operating losses for tax purposes of approximately $693,410. The net operating loss carry forward may be used to reduce taxable income through the year 2012. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.


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

   On September 30, 1999 the Company had assets of $166,544 compared to $185,573 on December 31, 1998. The Company had a total stockholders' deficit of $1,126,176 on September 30, 1999 compared to a deficit of $2,610,593 on December 31, 1998, a decrease in the deficit of $1,484,417.

   As of September 30, 1999 the Company's working capital position increased $585,506 from a negative $1,370,492 at December 31, 1998 to a negative $801,022, primary a result of the paying up-to-date the payroll tax liabilities to the state and federal government.

   In order to meet its current operating needs, the Company has cut all its operations except for the products and services sold through its E-Z division, including consolidation of operations to West Los Angeles, headcount reductions and elimination of all consultants and financial advisors. Going forward, the company's plan of operation is to continue its sale of its colored microspheres and related laboratory and diagnostic services but focus most of its resources on the enhancement as well as the promotion of its new e-commerce website www.vitaplanet.com.

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

   Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which have not been paid or accrued as of September 30, 1999.

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

                KAIRE HOLDINGS INCORPORATED.
                ----------------------------
                     (Registrant)



Date: November 8, 1999     By: /s/ Steven R. Westlund
                               ---------------------------------
                               Steven Westlund
                               (Chief Executive Officer)



Date: November 8, 1999     By: /s/ OWEN M. NACCARATO
                               ---------------------------------
                               Owen M. Naccarato
                               (Chief Financial Officer)