Form 10KSB
period 1999-12-31
KAIRE HOLDINGS INC
filed 2000-04-17
CIK 822997

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

     (MarkOne)
     [X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1999.

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ______

                        Commission file number 0-21384
                                               -------

                          KAIRE HOLDINGS INCORPORATED
                 ---------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                      13-3367421
-------------------------------                    -----------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

7348 Bellaire Ave, N. Hollywood , California                91605
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The issuer had revenues of $259,545 for the fiscal year ended December 31, 1999.

The aggregate market value of the voting stock held by non-affiliates on December 31, 1999 was approximately $538,558 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of December 31, 1999, 77,197,226 shares of the issuer's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's report on Form S-8 dated October 15, 1999: Part II
The Company's report on Form 8-K dated April 8, 1999: Items 6 and 7 The Company's report on Form S-8 dated March 19, 1999: Part II

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

     In 1999 the Company formed YesRx.com., which is an Internet drugstore that is focused on pharmaceuticals, health, wellness and beauty products. The site targets Internet shoppers and in particular, the senior citizen. In addition to the Business to Consumer strategy, the company is in the process of implementing a tightly focused Business to Business/Agency plan to fulfill orders to various targeted groups through an advocate or enterprise that acts as a central distributor. YesRx focuses on chronic care as opposed to emergency needs. The company does not provide urgent care medications but works with the patient who has regular medication needs and multiple refills. This provides operational feasibility and recurring revenue streams. It is management's intent to spin off YesRx.com into a separate company, contingent on funding.

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

     In December 1997 the Company entered into an agreement (the "Agreement") to acquire 80% of Kaire International, Inc. ("KII"), a network marketing firm based in Longmont, Colorado, with 1997 annual sales of approximately $31,000,000. In exchange for KII's Common Stock, the Agreement called for the Company to invest an initial $1,000,000 plus Company Common Stock, and to subsequently provide additional capital totaling $2,000,000 by the latter of February 15, 1998 or the completion of KII's year-end audit. The Company was unable to raise the funds reducing the Company ownership in KII to 24%. A write down of $2,632,003 in the KII investment was reflected in the Company's 1997 financial statements.

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

     On February 19, 1998, Kaire Holdings, Incorporated changed its name from Interactive Medical Technologies, Ltd., changed its NASDAQ OTC BBS symbol to "KAHI" and reverse split its Common Stock at a ratio of seventy-five (75) to one
(1).

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

YesRx.com

     YesRx.com. is an Internet drugstore that is focused on pharmaceuticals, health, wellness and beauty products. The site targets Internet shoppers and in particular, the senior citizen. In addition to the Business to Consumer strategy, the company is in the process of implementing a tightly focused Business to Business/Agency plan to fulfill orders to various targeted groups through an advocate or enterprise that acts as a central distributor. YesRx focuses on chronic care as opposed to emergency needs. The company does not provide urgent care medications but works with the patient who has regular medication needs and multiple refills.

Research & Development

     In 1999 and 1998 there were no funds allocated for new research and development projects.

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

Status of New Products or Services

     On February 18, 2000, announced a strategic relationship with Stason Pharmaceuticals, Inc., the United States affiliate of Taiwan based Standard Chemical and Pharmaceutical Co. Limited. Stason operates a facility in Irvine, California that contains research and development laborities as well as facilities for testing product stability and filling. Stason is an FDA-approved manufacturer of pharmaceutical drugs plus manufactures about 60 vitamins and wellness supplements. Stason can provide YesRx.com with a lower cost source of product plus fulfillment efficiencies can also be obtained via Stason's distribution facilities.

     The Company is currently finalizing an agreement to acquire an organization that is involved in business to business/agency sales. The company distributes pharmaceutical and health products with a unique packaging system to senior assisted living and retirement centers. The patient can then pick up their prescription at the center. The Company believes that there is a significant opportunity to expand this concept to other specialized markets that have chronic drug fulfillment needs. As a result, the business-to-business strategy can be quickly implemented to allow the patient to come to the YesRx.com site for front-end information and ordering needs. YesRx can then become the conduit for preparation, fulfillment, order tracking, and customer service. Packaging and delivery can be locally fulfilled.

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

     Competitive pressure facing YesRx.com is significant in its industry. The ability to fill a prescription, buy wellness products and satisfy beauty care is found at many Internet sites, traditional drugstores, broad based discount stores and department stores. Fulfillment can be direct, through the mail or package delivery. However, the market is expanding due to population aging demographics and the rapid growth of the Internet. YesRx competes by targeting specific market segments (senior care as an example), offering competitive prices and excellent customer service. While YesRx will conduct advertising and promotion as part of its marketing efforts, the company believes that massive advertising expenditures will not be effective in reaching the target markets. Select advertising, consumer advocates and customer service will be keys to success.

Patents, Licenses and Trademarks

     Prior to 1998, the Company held a United States patent for the use of colored microspheres in measuring blood flow in laboratory animals as well as for methods of separating the microspheres from blood and body flow in laboratory animals as well as for methods of separating the microspheres from blood and body tissue and determining the number of microspheres in tissue without separation which expires in 2003. Similar patents were held by the Company for Canada, Australia and Israel.

     Also prior to 1998, the Company also held a United States patent for the preparation and application of contrast microspheres in the detection of pulmonary emboli and certain other conditions. This patent expires in 2004.

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

Royalty Agreements

     The company is required to pay certain inventors royalties equal to 6% of the Company's sales of microspheres.

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

     YesRx.com is subject to extensive and complex federal, state and local regulations. Many of the laws and regulations are specific to pharmacies, the dispensation of medications and the sale of over-the-counter drugs. In addition, YesRx.com must adhere to licensing requirements for pharmacies and pharmacists. An example of how regulation affects YesRx.com is the Omnibus Budget Reconciliation Act of 1990 and related sate and local regulations wherein pharmacists are required to offer counseling to their customers about medication, dosage, delivery systems, common side effects, adverse effects or interactions and therapeutic contraindications, proper storage, prescription refills and other information.

     While regulation creates complexity in the business model, the playing field is level relative to other competitors who must adhere to similar standards.

     Recently, Federal, State and local agencies have taken an interest in web sites that are purportedly prescribing medications `online' and who do not go through the extensive validation process that occurs with YesRx.com. This situation could be expanded into closer scrutiny for all online pharmacy operations. While YesRx.com only fills prescriptions that can be validated from licensed medical sources, there is a possibility that online pharmacies may face additional regulatory scrutiny and control.

     The confidentiality of patient/customer information is also subject to regulation. As a matter of policy, YesRx.com does not sell, lease or transmit customer data to a third party unless required by law to do so. Recently, a study by the California Healthcare Foundation found that this was not the case with some health related Internet sites that the study examined.

Employees

     As of December 31, 1999 the Company had four full time employees.

ITEM 2.  Description of Property

     Kaire Holdings Inc. corporate offices, YesRx.Com and E-Z Trac Investigative Partner Services operations are conducted in a leased facility located in North Hollywood, California. The facility is approximately 1,986 square feet at $1,600 per month. The lease expires in May 2001.

ITEM 3.  Legal Proceedings

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

                     1998                     Low     High
                     ----                    -----    -----
                     (Post reverse split)
                     First Quarter           $0.53    $1.09
                     Second Quarter           0.56     0.56
                     Third Quarter            0.03     0.02
                     Fourth Quarter           0.02     0.02

                     1998                     Low      High
                     ----                    ------   ------
                     First Quarter           $0.016   $0.055
                     Second Quarter            0.03     0.16
                     Third Quarter            0.081    0.136
                     Fourth Quarter           0.058     0.14

To date, the Company has not declared or paid dividends on its Common Stock.

     As of December 31, 1999, there were approximately    shareholders of record
of the company's Common Stock.

     During the fiscal year ended December 31, 1999, to raise capital, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation S, as follows:

     The Company issued 34,393,524 shares of common stock for conversion of $1,367,402 of notes payable and $5,104 of interest incurred on these notes.

     The Company issued 817,610 shares of common stock for services valued at $65,000. And the Company issued 335,000 shares of common stock for professional fees valued at $19,500.

     The Company issued 7,678,708 share of common stock for conversion of debt valued at $170,448.

     The Company issued 18,510,000 shares of common stock for options exercised valued $880,500.

     The Company issued 1,275,000 shares of common stock for other compensation valued at $63,750.

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

     In 1999 the Company formed YesRx.com., which is an Internet drugstore that is focused on pharmaceuticals, health, wellness and beauty products. The site targets Internet shoppers and in particular, the senior citizen. In addition to the Business to Consumer strategy, the company is in the process of implementing a tightly focused Business to Business/Agency plan to fulfill orders to various targeted groups through an advocate or enterprise that acts as a central distributor. YesRx focuses on chronic care as opposed to emergency needs. The company does not provide urgent care medications but works with the patient who has regular medication needs and multiple refills. This provides operational feasibility and recurring revenue streams. It is management's intent to spin off YesRx.com into a separate company, contingent on funding.

     In December 1997 the Company entered into an agreement (the "Agreement") to acquire 80% of Kaire International, Inc. ("KII"), a network marketing firm based in Longmont, Colorado, with 1997 annual sales of approximately $31,000,000. In exchange for KII's Common Stock, the Agreement called for the Company to invest an initial $1,000,000 plus Company Common Stock, and to subsequently provide additional capital totaling $2,000,000 by the latter of February 15, 1998 or the completion of KII's year-end audit. The Company was unable to raise the funds reducing the Company ownership in KII to 24%. A write down of $2,632,003 in the KII investment was reflected in the Company's 1997 financial statements

     On February 19, 1998, Kaire Holdings, Incorporated changed its name from Interactive Medical Technologies, Ltd., changed its NASDAQ OTC BBS symbol to "KAHI" and reverse split its Common Stock at a ratio of one (1) to seventy-five
(75).

Results of Operations

     The following table sets forth the Company's revenue and expense items for the years ended December 31, 1999 and 1998.


                                                FOR THE YEARS ENDED DECEMBER 31,
                                                       1999         1998
                                                   -----------   -----------
     Product and Services                          $  259,545    $   370,338
     Lease rentals                                          -              -
                                                   ----------    -----------
     Total Revenue                                    259,545        370,338
Cost of Revenues                                       89,245        156,075
                                                   ----------    -----------
Gross Profit                                          170,300        214,263
Operating Expenses
     Research and Development                             153              0
     Selling, general and Administrative            1,014,143        981,605
                                                   ----------    -----------
     Total Operating Expenses                       1,014,296        981,605
                                                   ----------    -----------
     Loss From Operations                            (843,996)      (767,342)

Other Income (Expense)
     Interest Expense                                 (82,250)      (226,985)
     Interest Income                                                     159
     Other Income                                     354,479          4,851
     Non-Cash Miscellaneous Income                     27,326
     Below Market Conversion
     Write-down on patents                                           (44,691)
     Write-down of Accounts payable                    75,504
                                                   ----------    -----------
     Total Other Income (Expense)                    (375,059)      (266,666)

     Loss before provision of income taxes           (468,937)    (1,034,001)
     Provision for Income taxes                         3,600          3,600
                                                   ----------    -----------
     Net Loss                                      $( 472,537)   $(1,037,608)

Comparison of years ended December 31, 1999 and 1998:

     Net revenue for the year ended December 31, 1999 was $259,545, a decrease of $110,793 or 30% from the year ended December 31, 1998. The decrease in net revenues was due to a decrease in projects by our customers which required the lab's products and services.

     Gross profit for the year ended December 31, 1999 was $170,300, a decrease of $43,963 or 20.5% compared to the same period in 1998. This decrease in gross profit was attributable to the decrease in sales.

     Selling, general and administrative expense ("SG&A") Increased to $1,014,143 from $981,605 for 1999 from 1998, amounting to a increase of $32,538 or 3.3% from the same period last year.

     Interest expense was $82,250 or the year ended December 31, 1999, which represents a decrease of $144,735 or 63.7% from the same period last year. The December 31, 1999 interest expense decrease is primarily a result of the conversion the notes throughout 1999.

     Other income of $354,479 resulted from writing off certain older liabilities for which the company is no longer liable.

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

     On December 31, 1999 the Company had assets of $160,00 compared to $185,572 on December 31, 1998. The Company had a total stockholders' deficit of $586,426 on December 31, 1999 compared to a deficit of $2,610,593 on December 31, 1998, a decrease of $2,024,167. This decrease for the year ended December 31, 1999 was the result 1) issuance of stock for note conversions and related interest expense totaling $1,319,754, 2) stock and stock options issued for services totaling $805,500 3) issuance of stock for the conversion of debt totaling $170,448 and 4) other stock issued for totaling $201,002 off set by the 1999 net loss of $472,537.

     As of December 31, 1999 the Company's working capital position increased $2,040,202 from a negative $2,626,628 at December 31, 1998 to a negative $586,426 at December 31, 1999, primarily as a result a decrease in accounts payable and accrued expenses of $890,639, an increase in cash of $124,337, and a decrease in accounts receivable of $25,928.

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

Outlook

     The Company has developed a new strategic plan that is expected to expand the Company's presence and provide its customers with the ability to transact business in a secure and informed environment via an internet e-commerce site. In 1999 the Company formed YesRx.com., which is an Internet drugstore that is focused on pharmaceuticals, health, wellness and beauty products, with additional projects being considered for the year 2000.

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

Year 2000 Issue

     The Company experience no disruption in business to customers or vendors or had a material adverse effect on the company's business, financial condition or results of operations related to the year 2000.

ITEM 7.   Financial Statements

                                                                         Page
                                                                         ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
  As of and for the Year Ended December 31, 1999                        F - 1

     Consolidated Balance Sheet                                         F - 2

     Consolidated Statements of Operations                              F - 3

     Consolidated Statements of Stockholders'  Deficit                  F - 4

     Consolidated Statements of Cash Flows                              F - 5

     Notes to Consolidated Financial Statements                         F - 7

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     A Change in accountants was previously reported on Form 8-K dated April 9, 1999. There were no disagreements with the Company's prior accountants over accounting or reporting matters.

                                   PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Company's current officers and directors consist of the following persons:

     Name                    Age     Office                                 Since
     ----                    ---     ------                                 -----
     Steven R. Westlund       54     Chairman of the Board &                 1995
                                     Chief Financial Officer

     Owen M. Naccarato        50     Chief Financial Officer, Secretary &
                                     Director                                1997

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

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.  Executive Compensation

     The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended December 31, 1999 and 1998, respectively, to the Company's Chief Executive Officer, President and Chief Financial Officer during such period.

                           Summary Compensation Table

   Position         December 31      Salary     Bonus   Compensation      (#)
---------------     -----------     -------     -----   ------------   ---------
Steven Westland        1999         $     0
Chairman & CEO         1998         $45,000                    -
                       1997         $49,154                 96,346       200,000

Mark L. Baurn          1999         $50,000                $     0     2,000,000


Owne Naccarato         1999         $32,000                    -
                       1998         $48,000                $     0             0
                       1997         $24,000                $


                         Aggregated Option Exercises in
               Fiscal Year Ended December 31, 1999 and Option Values

                                                                                    Value of
                                                Number of Shares                  Unexercised
                     Shares                  Underlying Unexercised               In The Money
                    Acquired     Value        Options at 12/31/99             Options at 12/31/99 (1)
     Name           Exercise   Realized   Exercisable     Unexerisable    Exercisable       Unexercisable
---------------     --------   --------   -----------     ------------    -----------       -------------
Steven Westland        0          -           200,000          0              0                  0

Peter Benz             0          -           200,000          0              0                  0

John Osborne           0          -            16,667          0              0                  0

Michael Grecko         0          -            13,333          0              0                  0

William Shell          0          -            10,000          0              0                  0

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

     The company entered into a one-year employment agreement with Mark L. Baum as President of the Company as of August 9, 1999. The Company will compensate Mr. Baum eight thousand ($8,000) dollars per month for the months August15, 1999 through November 15, 1999, then twelve thousand ($12,000) dollars per month for the months December 15, 1999 through February, 2000, then increasing by fifteen percent (15%) per year for the remainder of this Employment Agreement. Mr. Baum also received a one-year option to purchase two million (2,000,000 post-reverse split) shares of the company's common stock at the price of $.04 (post-reverse split price) per share. Also included in this Agreement is a provision to compensate the employee for his efforts if the employer is either acquires, is acquired or merges with another entity in an amount equal to two and one half (2.5%) percent of the total value of such transaction.

     Mr. Westlund and Mr. Benz were paid partial compensation in 1997 with the remainder being accrued. In calendar year 1998, Mr. Westlund and Mr. Benz have not received any compensation as of August 31, 1998. Mr. Westlund and Nr. Benz were paid all accrued wages in 1999.

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

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1999 based on information available to the Company by (I) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Name and Address of                   Number of Shares
  Beneficial Owner                  Beneficially Owned (1)   Percentage
-------------------                 ------------------       ----------

Steven Westlund                                200,000 (2)         0.26%
2139 Pontius Ave.

Los Angeles, CA 90025

Peter Benz                                    2,125,000 (2)         02.8%
2139 Pontius Ave.
Los Angeles, CA 90025

John Osborne                                     16,667 (2)            0%
2139 Pontius Ave.
Los Angeles, CA 90025

Michael Grecko                                   22,299 (3)            0%
2139 Pontius Ave.
Los Angeles, CA 90025

William Shell                                    15,573 (4)            0%
2139 Pontius Ave.
Los Angeles, CA 90025

Directors and Officers as a Group
Group (two persons)                           2,846,206 (5)         03.7%

(1) Included for purposes of this calculation are shares of Common Stock outstanding as of December 31, 1999.

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

     22.2 Subsidiaries of the Company & E-Z Trac, Inc.-Articles of Incorporation, Amendments and By- Laws. (1)
     22.3 Subsidiaries of the Company & Effective Health, Inc.-Articles of Incorporation, Amendments and By-Laws. (1)
     22.4 Subsidiaries of the Company & Venus Management, Inc. Certificate of Incorporation, Amendments and By-Laws. (Included in Exhibit 10.9.)
     25.  Subsidiaries of the Company. (4)
     27.  Financial Data Schedule (included only in EDGAR filing).

     ___________________________________________________________________________

          (1) Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on August 7, 1990, and incorporated herein by reference.
          (2) Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on February 12, 1991, and incorporated herein by reference.
          (3) Previously filed as an exhibit to the Company's registration statement on Form S-1 8, file number 33-17548-NY, as amended on June 24, 1991, and incorporated herein by reference.
          (4) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, file number 33-51684-NY, as amended on September 19, 1994, and incorporated herein by reference.
          (5) Previously filed as an exhibit to the Company's Form 10-QSB filed for the quarterly period ended September 30, 1996.
          (6) Previously filed as an exhibit to the Company's Form 10-KSB filed for the period ended December 31, 1996.
          (7)  Incorporated by reference to the Company's Form S-8 dated January
               9, 1998 and filed with the Commission on January 9, 1998.
          (8)  Incorporated by reference to the Company's Form S-8 dated March
               25, 1998 and filed with the Commission on March 25, 1998.
          (9)  Incorporated by reference to the Company's Form S-8 dated April
               4, 1999 and filed with the Commission on March 19, 1999.
          (10) Incorporated by reference to the Company's Form S-8 dated October 15, 1999 and filed with the Commission on October 15, 1999.
          (11) Incorporated by reference to the Company's Form S-8 dated February 11, 2000 and filed with the Commission on February 11, 2000.

     (b)  Reports on Form 8-K:

     The company filed the following reports on Form 8-K during the quarters ended December 31, 1999 and March 31, 2000:

     1. Form 8-K dated February 19, 1998 reporting a change in the Company's independent account, a name change, a seventy - five to one reverse common stock split, and the signing of an agreement to purchase thirty - five percent in a Singapore company and its Mainland China multi level marketing subsidiary.

     2. Form 8-K dated April 8, 1999 reporting a change in the Company's independent account and the resignation of Peter Benz as the Company's President and Board member.

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

                         Dated: April 14, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven R. Westlund                                          April 14, 2000
----------------------------------------------
Steven R. Westlund Chief Executive Officer and
Director

/s/ Owen M. Naccarato                                           April 14, 2000
---------------------------------------------
Owen M. Naccarato Chief Financial Officer and
Director

                           KAIRE HOLDING INCORPORATED
                                AND SUBSIDIARIES

                              Financial Statements

                           December 31, 1999 and 1998

Report of Independent Certified Public Accountants                         1

Consolidated Balance Sheets                                                2

Consolidated Statements of Operations                                      3

Consolidated Statements of Stockholders' Deficit                           4

Consolidated Statements of Cash Flows                                  5 - 6

Notes to Consolidated Financial Statements                            7 - 21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Kaire Holdings Incorporated

We have audited the accompanying consolidated balance sheet of Kaire Holdings Incorporated and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaire Holdings Incorporated and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

Berg & Company LLP
March 17, 2000

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1999 and 1998

                                    ASSETS
                                                                          1999                 1998
                                                                      ------------        ------------
Current assets
  Cash and cash equivalents                                           $    130,668         $     6,331
  Accounts receivable, net of allowance
     for doubtful accounts of $1,000                                        29,332              55,260
  Inventory                                                                   -                 70,042
  Deposits                                                                    -                  9,500
  Other asset                                                                 -                 28,404
                                                                      ------------        ------------

     Total current assets                                                  160,000             169,537
                                                                      ------------        ------------
Noncurrent assets

  Furniture and equipment                                                  891,473             891,473
  Less: Accumulated depreciation                                          (891,473)           (875,438)
                                                                      ------------        ------------

     Total noncurrent assets                                                  -                 16,035
                                                                      ------------        ------------

        Total assets                                                  $    160,000        $    185,572
                                                                      ============        ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Notes payable                                                       $     25,000        $     25,000
  Accounts payable and accrued expense                                     640,426           1,531,065
  Convertible notes payable and debentures                                  81,000           1,240,100
                                                                      ------------        ------------

     Total current liabilities                                             746,426           2,796,165

        Total liabilities                                                  746,426           2,796,165
                                                                      ------------        ------------
Stockholders' deficit
  Common stock, $0.001 par value
     400,000,000 shares authorized; 77,197,226 and
     15,387,384 shares issued and outstanding, respectively                 77,197              15,387
  Additional paid in capital                                            30,521,658          28,086,764
  Accumulated deficit                                                  (31,185,281)        (30,712,744)
                                                                      ------------        ------------

        Total stockholders' deficit                                       (586,426)         (2,610,593)
                                                                      ------------        ------------

           Total liabilities and stockholders' deficit                $    160,000        $    185,572
                                                                      ============        ============



          See Accountants' Report and Notes to Financial Statements.

                                     -F3-

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          December 31, 1999 and 1998

                                                                     1999                1998
                                                                 ------------        ------------
Revenues                                                         $    259,545        $    370,338

Cost of goods sold                                                     89,245             156,075
                                                                 ------------        ------------

Gross Profit                                                          170,300             214,263
                                                                 ------------        ------------
Operating expenses
     Research and development                                             153                -
     Selling, general, and administrative expenses                  1,014,143             981,605
                                                                 ------------        ------------

          Total operating expenses                                  1,014,296             981,605
                                                                 ------------        ------------

Loss from operations                                                 (843,996)           (767,342)
                                                                 ------------        ------------
Other income (expense)
     Interest expense                                                 (82,250)           (226,985)
     Other income (expense)                                           354,479                 159
     Loss provision on MRI equipment                                     -                  4,851
     Non-cash miscellaneous income                                     27,326
     Write-down of patents                                                                (44,691)
     Write-down of accounts payable                                    75,504
                                                                 ------------        ------------

          Total other (income) expenses                               375,059            (266,666)
                                                                 ------------        ------------

Loss before provision for income taxes                               (468,937)         (1,034,008)

Provision for income taxes                                              3,600               3,600
                                                                 ------------        ------------

Net loss                                                         $   (472,537)       $ (1,037,608)
                                                                 ============        ============

Basic loss per share                                             $      (0.01)       $      (0.13)
                                                                 ============        ============

Diluted loss per share                                           $      (0.01)       $      (0.13)
                                                                 ============        ============

Weighted-average shares outstanding - basic                        36,251,628           7,929,788
                                                                 ============        ============

Weighted-average shares outstanding - diluted                      36,736,986           7,929,788
                                                                 ============        ============



          See Accountants' Report and Notes to Financial Statements.

                                     -F4-

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED December 31, 1999 and 1998

                                                                  Additional
                                           Common Stock             Paid-In      Accumulated
                                   -------------------------
                                      Shares         Amount         Capital        Deficit          Total
                                   -----------    -----------    ------------   -------------   ------------
Balance, December 31, 1997           2,832,401    $     2,832    $ 25,756,993   $ (29,675,136)  $ (3,915,311)
Issued for conversion
   of notes payable                 10,773,292         10,773         936,061                        946,834
Issued for convertible
   note interest                       333,310            333          48,647                         48,980
Issued for professional
   services                            461,437            461         721,297                        721,758
Issued for services                    356,791            357         220,425                        220,782
Issued for conversion
   of debt                             293,000            293         141,973                        142,266

Sale of stocks                         337,153            337          43,215                         43,552

Beneficial Conversion                                                 218,154                        218,154

Net loss                                                                           (1,037,608)    (1,037,608)
                                   -----------    -----------    ------------   -------------   ------------

Balance, December 31, 1888          15,387,384         15,387      28,086,764     (30,712,744)    (2,610,593)
                                   -----------    -----------    ------------   -------------   ------------

Issued for conversion
   of notes payable                 32,866,250         32,866       1,281,784                      1,314,650
Issued for convertible
   note interest                       208,482            208           4,896                          5,104
Issued for professional
   services                            335,000            335          19,165                         19,500
Issued for services                    817,610            818          64,182                         65,000
Issued for conversion
   of debt                           7,678,708          7,679         162,769                        170,448

Issued for options exercised        17,310,000         17,310         788,190                        805,500

Issued for other compensation        1,275,000          1,275          62,475                         63,750

Beneficial Conversion                1,318,792          1,319          51,433                         52,752

Net loss                                                                             (472,537)      (472,537)
                                   -----------    -----------    ------------   -------------   ------------

Balance, December 31, 1999          77,197,226    $    77,197    $ 30,521,658   $ (31,185,281)  $   (586,426)
                                   ===========    ===========    ============   =============   ============



          See Accountants' Report and Notes to Financial Statements.

                                     -F5-

                         KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       FOR THE YEARS ENDED DECEMBER 31,

                                                                      1999          1998
                                                                  ------------  -------------
Cash flows from operating activities
 Net loss                                                         $  (472,537)  $ (1,037,608)
 Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation expense                                              16,035         42,160
     Deposits                                                           9,500           --
     Common stock issued in services                                   65,000        220,782
     Common stock issued for professional services                     19,500        721,758
     Common stock issued for interest on notes                          5,104         48,980
     Common stock issued for conversion of debt                       170,448        142,266
     Common stock for conversion of notes payable                   1,314,650        946,834
     Common stock issued for options exercised                        805,500           --
     Common stock issued for other compensation                        63,750           --
     Charge related to beneficial conversion feature of
       convertible notes payable/debentures                            52,752        218,154
     Write-down and valuation provision related to investment
       in Kaire International, Inc.                                                   44,691
     Non cash other expenses (income)                                 (34,087)          --

   (Increase) decrease in
     Accounts receivable                                               32,689         (7,828)
     Prepaid expenses and other assets                                   --           44,334
     Inventory                                                         98,446         43,208
   Increase (decrease) in
     Accounts payable and accrued expenses                           (863,313)      (740,880)
                                                                  -----------   ------------

        Net cash provided by operating activities                   1,283,437        686,851
                                                                  -----------   ------------

Cash flows from investing activities

        Net cash used in investing activities                            --             --
                                                                  -----------   ------------

Cash flows from financing activities
     Payments on notes payable                                    (1,159,100)      (760,000)
     Proceeds from the issuance of common stock and from the
        exercise of options/warrants                                                43,552
                                                                  -----------   ------------

        Net cash used in financing activities                      (1,159,100)      (716,448)
                                                                  -----------   ------------

        Net increase (decrease) in cash and cash equivalents          124,337        (29,597)

Cash and cash equivalents, beginning of year                            6,331         35,928
                                                                  -----------   ------------

Cash and cash equivalents, end of year                            $   130,668   $      6,331
                                                                  ===========   ============


           See Accountants' Report and Notes to Financial Statements

                                     -F6-

                         KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       FOR THE YEARS ENDED DECEMBER 31,

Supplemental disclosures of cash flow information

     Interest paid                                         $13,912   $ 2,751
                                                           -------   -------

     Income taxes                                          $ 1,600   $ 1,200
                                                           -------   -------

Supplemental schedule of non-cash investing and financing activities During the year ended December 31, 1999, the Company entered into the following non-cash transactions:

     Issued 34,393,524 shares of common stock for conversion of $1,367,402 of notes payable, and $5,104 of accrued interest.

     Issued 817,610 shares of common stock for services valued at $65,000.

     Issued 335,000 shares of common stock for professional fees valued at $19,500.

     Issued 7,678,708 shares of common stock for conversion of debt valued at $170,448.

     Issued 17,310,000 shares of common stock for options exercised valued at $805,500.

     Issued 1,275,000 shares of common stock for other compensation valued at $63,750.

        See Accountants' Report and Notes to Financial Statements

                                     -F7-

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


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

     In 1999 the Company formed YesRx.com., which is an Internet drugstore that is focused on pharmaceuticals, health, wellness and beauty products. The site targets Internet shoppers and in particular, the senior citizen. YesRx focuses on chronic care as opposed to emergency needs and works mainly with the patient who has regular medication needs and multiple refills.

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

     Cash and Cash Equivalents
     -------------------------

     For purpose of the statements of cash flows, cash equivalents include amounts invested in a money market account with a financial institution. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

                                      -F8-

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


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

     Net Loss Per Share
     ------------------

     Income (loss) per common share is computed on the weighted average number of common or common and common equivalent shares outstanding during each year. Basic EPS is computed as net income (loss) applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities when the effect would be dilutive. The Board of Directors approved a 1 for 75 revenue stock split of its common stock in 1998. The accompanying financial statements have been restated to give effect of the split.

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

     Research and Development
     ------------------------

     Research and development expenses consist principally of payroll and related expenses for development of the contrast microspheres. All research and development costs are expensed as incurred.

                                      -F9-

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


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

     Stock Split
     -----------

     During 1998, the Company effected a 1-for-75 reverse stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split.

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

                                     -F10-

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Stock Options (Continued)
     -------------------------

     The Company has elected to use the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

     Comprehensive Income (Loss):
     ----------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which is effective for financial statements for periods beginning after December 15, 1997. This pronouncement establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the years ended December 31, 1999 and 1998, comprehensive loss is equivalent to the Company's net loss.

     Other Accounting Pronouncements
     -------------------------------

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe that the adoption of the provisions of SFAS No. 133 will have a material impact on its financial position or results of operations.

     The FASB issued SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information" effective in 1998. The Company evaluated SFAS No. 131 and determined that the Company operates in only one segment.


NOTE 2 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $472,537 and $1,037,608 for the years ended December 31, 1999 and 1998, respectively. This factor raises doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts

                                     -F11-

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 2 - GOING CONCERN (Continued)

     shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     In 1999, the Company took significant steps toward reducing losses and improving cash flow from operations, including assignment of its Santa Monica property lease, significant reduction of its workforce, and consolidation of all California operations to its North Hollywood facility.

     Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions.

NOTE 3 - INVESTMENT IN KAIRE INTERNATIONAL, INC.

     The Company's ownership in KII, Inc., a multi-level marketing company, has been decreased from 80% to approximately 24% (1,073,196 shares), which occurred in 1999. Based on the Company's temporary controlling interest in KII, the Company accounted for its investment in KII using the equity method.

NOTE 4 - FURNITURE AND EQUIPMENT

     Furniture and equipment at December 31, 1999 and 1998 consisted of the following:

                                                                                 1999                 1998
                                                                        ----------------     ----------------
          Furniture and equipment                                       $        460,076     $        460,076
          Leasehold improvements                                                 431,397              431,397
                                                                            ------------     ----------------
                                                                                 891,473              891,473
          Less accumulated depreciation and amortization                         891,473              875,438
                                                                        ----------------     ----------------
               Total                                                    $              -     $         16,035
                                                                        ================     ================

     Depreciation and amortization expense for the years ended December 31, 1999 and 1998 was $16,035 and $42,159, respectively.

                                     -F12-

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 1999 and 1998 consisted of the following:

                                                                                 1999                  1998
                                                                           ------------------    ------------------
              Accounts payable                                             $         126,200      $        356,855
              Accrued professional and related fees                                  108,091               237,339
              Accrued compensation and related payroll taxes                           2,928               225,703
              Accrued interest payable                                               221,631               132,597
              Other accrued expenses                                                 181,576               578,571
                                                                           ------------------    ------------------
                         Total                                             $          640,426     $       1,531,065
                                                                           ==================    ==================

NOTE 6 - CONVERTIBLE NOTES PAYABLE AND DEBENTURES

     During October through December 1997, the Company issued 8% convertible debentures due three years from the date of issuance. The debentures are convertible beginning with the 41st day after issuance and at a conversion price equal to 70% of the average closing bid price of the Company's common stock during the last five days prior to the conversion date. In connection with the issuance of these debentures, the Company recorded additional interest amounting to $364,000 related to the beneficial conversion feature of the debentures. The note holders have certain registration rights. At December 31, 1999, convertible debentures outstanding aggregated to $0.

     During January through May 1997, the Company issued convertible notes aggregating to $479,655, which are due in, the same months in 2000. The notes have a stated interest rate of 10% per annum, which interest is payable semi-annually. The notes are convertible at $9.38 per share, which approximated the average trading price of the Company's common stock. At December 31, 1999, $56,000 of these notes was outstanding.

     The notes are callable by the Company after six months from the date of issuance at a premium of 103% of face value on or before December 31, 1998, 102% of face value on or before December 31, 1998, and 101% of face value if called on or December 31, 1999. Upon closure of the offering, the Company is to maintain a $100,000 sinking fund until such time as it realizes positive cash flow from operations of $10,000 per month for three consecutive months. As of December 31, 1999, no sinking fund had yet been established. As of December 31, 1999, notes aggregating to $25,000 were outstanding.

     All convertible notes mature during the year ended December 31, 2000.

                                     -F13-

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 7 - INCOME TAXES

     Significant components of the provision for taxes based on income for the years ended December 31 are as follows:

                                                                            1999                  1998
                                                                     ------------------    ------------------
               Current
                   Federal                                           $                -    $                -
                   State                                                          3,600                 3,600
                                                                     ------------------    ------------------

                                                                                  3,600                 3,600
                                                                     ------------------    ------------------
              Deferred
                   Federal                                                            -                     -
                   State                                                              -                     -
                                                                     ------------------    ------------------

                             Provision for income taxes              $            3,600    $            3,600
                                                                     ==================    ==================

     A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31 is as follows:

                                                                                    1999                1998
                                                                               ----------------    ----------------
        Income tax provisions (benefit) computed
                at federal statutory rate                                                34.0%              (34.0%)

        State taxes, net of federal benefit                                              (0.1)               (0.1)

        Increase in the valuation allowance                                             (34.0)               34.0
                                                                               ----------------    ----------------

                        Total                                                            (0.1)%              (0.1)%
                                                                               ================    ================

                                     -F14-

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 7 - INCOME TAXES (continued)

     Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

                                                                         1999                       1998
                                                                 ---------------------    ----------------------
      Deferred tax asset
               Net operating loss carryforwards                  $           4,091,145     $            6,009,043
               Impairment of assets                                          2,032,518                  2,032,518
               Options/warrants                                              2,101,337                  1,103,734
               Other                                                                 -                    102,729
                                                                 ----------------------    ----------------------

                                                                             8,225,000                  9,248,024
      Valuation allowance                                                   (8,225,000)                (9,248,024)
                                                                 ----------------------    ----------------------

                                                                                     -                          -
      Deferred tax liability

               State income taxes                                                    -                          -
                                                                 ----------------------    ----------------------

               Net deferred tax asset                            $                   -     $                    -
                                                                 ======================    ======================

     At December 31, 1999, the Company has available approximately $12,000,000 and $5,00,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2014 and 2004, respectively.

     Tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change occurred in 1999, which will limit the utilization of the net operating losses in subsequent years.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     Litigation
     ----------

     In February 1992, Medical Funding of America ("MFA") leased to Tri-County a Siemens Mobile Magneton Impact MRI System with a Van. On or about June 24, 1992, Siemens and MFA entered into a loan and security agreement in the amount of $2,019,496, which was paid directly to Siemens Medical Systems, Inc. On or about March 1, 1995, Siemens, MFA, Tri-County, and Venus Management (an Interactive Medical Technologies (Kaire Holdings) subsidiary ("Kaire") entered into a transfer of interest agreement whereby Kaire gave its corporate guaranty of all of Venus' obligations under this agreement. Venus and MFA defaulted on the loan, and on April 2, 1997, Siemens Credit Corporation filed a civil action for the accelerated amount due plus costs. This action is still pending. On or about October 9, 1997, a Transfer of Interest Agreement was drawn up between Venus Management, Siemens Credit

                                     -F15-

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

     Litigation (continued)
     ----------------------

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

     Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 1999. However, there can be no assurance that the Company will prevail in any of the above proceedings. In addition, the Company may be required to continue to defend itself resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing, an unfavorable settlement or judgment could be awarded against the Company, which could have a material adverse effect upon the Company.

     Guarantee of Lease Payments
     ---------------------------

     The Company's magnetic resonance imaging ("MRI") system (the "Unit") currently is installed in a mobile van at an operating site in Jefferson Valley, New York and has been in use since September 1992. It is leased to Tri-County Mobile MRI, L.P. ("Tri-County"), whose general partner is Diagnostics Resource Funding.

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

                                     -F16-

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

     Guarantee of Lease Payments (continued)
     ---------------------------------------

     to restructure the obligation, to assume the debt, and to take title to the Unit. It is expected that the third-party finance company will accept the restructure, and the Company will release its title to the equipment in exchange for the third-party finance company releasing the Company from its debt obligation. Accordingly, the Company has provided $63,450 in 1998 to write off the Company's net investment in this equipment, including the lease receivable offset by the remaining debt and interest payable.

     However, if the parties are unable to resolve this matter, it is likely that the third-party finance company will institute an action against the Company, VMI, and Tri-County for the balance due, plus other costs and relief.

     On or about October 9, 1997, a Transfer of Interest Agreement was drawn up between Venus Management, Siemens Credit Corporation, and Medical Management, Inc. ("CMI," NYSE symbol CMI) whereby CMI would take over the lease. CMI took possession of the MRI. All parties executed the agreement, except Siemens, who continued to negotiate with CMI in an attempt to get CMI to pay all of the arrearages owed Siemens. At present CMI and Siemens are still negotiating over the terms of the agreement. It is the opinion of the Company's management that its obligations under this agreement have been assigned and that Siemens will not pursue this matter any further. Accordingly, the equipment and related note payable have been removed from the Company's balance sheet, which resulted in an immaterial change to operations. At December 31, 1999, the Company's guarantee totaled approximately $1,200,000.

     Office Lease
     ------------

     The Company leases a facility for its corporate office under non-cancelable operating lease agreements that expire in May 2001. Future minimum lease payments under these non- cancelable operating leases are as follows:

                                    Year Ending

                                    December 31,
                                    ------------

                                    2000             $    21,600
                                    2001                   9,000
                                                     -----------
                                    Total            $    30,600
                                                     ===========

     Rent expense for the years ended December 31, 1999 and 1998 was $57,611 and $90,144 respectively.

                                     -F17-

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

     Employment and Consulting Agreements
     ------------------------------------

     The Company has an employment agreement with it executive officer that expires in June 2002. This is renewable thereafter for additional three-year terms. The agreement may be terminated by either party with a written notice six months prior to the expiration date of the initial term or any renewal term. The agreement provides for a monthly base salary with specified increases during the passage of time. A five-year option to purchase 200,000 shares of the Company's common stock at the price of $3.75 per share has been granted to the executive officer. Any compensation accrued but not paid, may be paid to the officer in cash or in the form of common stock valued at $3.75 per share. In addition, interest will be paid on accrued compensation at a rate of 8% per year. The officer received 3,000,000 shares of the company's stock during 1999 with a market value of $60,000 as partial payment of these liabilities. A former officer received 4,000,000 shares of the company's stock during 1999 with a market value of $80,000 as payment of similar liabilities.

     The Company also has an employment agreement with its Chief Financial Officer, which expired in June 1998. The agreement is renewable thereafter automatically for twelve-month periods, unless written notice is received by the employee ninety days prior to the expiration date. The agreement provides for a monthly base salary along with 600,000 shares of the Company's common stock for each twelve-month period.

     The Company has an employment agreement with its President, expired on February 15, 2000. The agreement provides for a monthly base salary along with 2,000,000 shares of the Company's common stock for each twelve-month period. The Company shall give the President 45 days written notice prior to the effective date of his termination after February 2000.

     The Company has various consulting agreements that provide for issuance of the Company's common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants. These agreements relate primarily to raising of capital and professional services rendered in connection with the Company's acquisition efforts.

                                     -F18-

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 9 - STOCKHOLDERS' DEFICIT

     Common Stock
     ------------

     Company issued common stock to related parties, noted as follows:

     The former President of the Company received 4,000,000 shares of common stock as repayment of prior amounts personally due him. In addition, this former officer of the Corporation received 13,443,750 shares in the form of converted market value options granted for consulting services at $.05 per share and shares issued for debt restructuring.

     The Company's Chief Executive Officer received 3,000,000 shares of common stock as repayment of prior amounts personally due him.

     The new President of the Company exercised market value options and acquired 1,250,000 shares of the Company's common stock at $.04 per share.

     The Chief Financial Officer of the Company received 1,200,000 shares of stock as compensation for services rendered during 1998 and 1999.

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

                                                       1999          1998
                                                    -----------  ------------
     Net loss
            As reported                             $ (472,537)  $  (905,608)
            Pro forma                               $ (488,522)  $  (905,608)
     Basic and diluted loss per common share
            As reported                             $    (0.01)  $     (0.13)
            Pro forma                               $    (0.01)  $     (0.13)

     Options are granted at prices are equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually related to the length of employment or consulting contract period.

                                     -F19-

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 9 - STOCKHOLDERS' DEFICIT (continued)

     The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 1999: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 5.5%; and expected life of 1 to 1.5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. . In 1998, the market share price has decreased to levels significantly below the per share option/warrant exercise price. Accordingly, the value of the options granted during 1998 is deemed to be deminimus.

     The weighted-average fair value of options granted during the years ended December 31, 1999 was $0.08, and the weighted-average fair value of options granted during the year ended December 31, 1998 was deminimus.

     The following table summarizes information with respect to options outstanding and exercisable at December 31, 1999:

                                  Options Outstanding                        Options Exercisable
                       -------------------------------------------------   -------------------------------
                                                        Weighted
                                      Weighted          Average                              Weighted
                                      Average         Remaining                              Average
          Exercise       Number       Exercise        Contractual            Number          Exercise
           Prices      Of Shares        Price             Life             Of Shares           Price
           ------      ---------        -----             ----             ---------           -----
     $ 0.01 to $0.05     600,000         $0.05               1.00            600,000             $0.05
     $ 0.06 to $0.10     155,000         $0.10               1.00            155,000             $0.10
     $ 3.75 to $22.50    450,667         $4.73               3.10            450,667             $4.73
                       ---------      -----------    ---------------      -------------    --------------
                       1,205,667         $1.80               1.75          1,205,667             $1.80

                                     -F20-

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 9 - STOCKHOLDERS' DEFICIT (Continued)

     The following summarizes the Company's stock option and warrants activity:

                                                               Warrants                      Weighted
                                                                  And                         Average
                                                             Stock Options                   Exercise
                                                              Outstanding                      Price
                                                         ----------------------         --------------------
          Outstanding, December 31, 1997 (restated)                    725,185           $            26.25
                   Granted                                             695,000           $             0.60
                   Expired/Cancelled                                  (14,493)           $            62.25
                                                         ----------------------         --------------------

          Outstanding, December 31,1998                              1,405,692           $             9.30
                  Granted                                           18,720,000           $             0.05
                  Exercised                                       (17,460,000)           $             0.05
                  Expired/Cancelled                                  (687,692)           $             3.15
                                                         ----------------------         --------------------

          Outstanding December 31, 1999                              1,978,000           $             6.74
                                                         ======================         ====================

          Exercisable, December 31, 1999                             1,978,000           $             6.74
                                                         ======================         ====================

         During 1998, the trading price of the company's common stock fell below the $.001 par value of stock. During this period, the conversion of convertible notes payable to common stock resulted in common stock being issued at less than par value. In 1998, $492,430 was charged to paid-in-capital for these transactions.

         The Company has 772,333 and 831,692 warrants outstanding as of December 31, 1999 and 1998, respectively. The exercise prices for the warrants range from $0.60 to $45.

NOTE 10 - SUBSEQUENT EVENTS

         The Company entered into a letter of intent with Stason U.S. Pharmaceuticals, Inc. (Stason). Under the agreement, Stason will receive a 17% interest in a wholly owned subsidiary, YesRx, Inc., which was incorporated March 27, 2000. In exchange, Stason will provide YesRx, Inc., $175,000 in working capital and provide a distribution facility for the Internet prescription and non-prescription operations of the new company. In addition, Stason and Kaire will merge their laboratory operations into a new company in which Stason will hold 75% of the common stock of the newly formed Company. The form of this merger has not been determined. Kaire Holdings intends to pursue further Internet related activities.

                                     -F21-

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 10 - SUBSEQUENT EVENTS (continued)

         On February 1, 2000, the Company issued options to consultants for the purchase of 4,950,000 shares of common stock at $0.15 per share. All these shares were exercised by the option holders.

         During March 2000, the Company signed a letter of intent to acquire Classic Care Pharmacy, a Los Angeles based business-to-business pharmacy. The final terms are still being negotiated.

         The Company entered into a consulting agreement with an individual to provide services related to the Kaire's drug fulfillment operations. The consultant received an option to acquire 1,250,000 shares of Kaire's common stock at $.05 per share and is to receive an option to acquire an additional 400,000 shares of common stock at $.05 per share if certain revenue goals are reached.

                                     -F22-