Form 10QSB
period 2000-03-31
KAIRE HOLDINGS INC
filed 2000-05-18
CIK 822997

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended  March 31, 2000
                                               ---------------

                                      OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                        Commission file number  0-21384
                                               --------

                          KAIRE HOLDINGS INCORPORATED
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                              13-3367421
 ------------------------                                  --------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                            identification number)

     7348 Bellaire Ave, North Hollywood California                       91605
     --------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)

       Registrant's Telephone number, including area code: (818) 255-4996
                                                           --------------

                     INTERACTIVE MEDICAL TECHNOLOGIES LTD.
          ---------------------------------------------------------------------

 (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes ___ No  X
                                                  ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                             Outstanding at
               Class of Common Stock         March 31, 2000
               ---------------------         --------------
                 $.001 par value            87,893,034 shares

        Transitional Small Business Disclosure Format  Yes ____  No  X
                                                                    ---

                                  FORM 10-QSB
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                          KAIRE HOLDINGS INCORPORATED

                                     Index

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at
              December 31, 1999 and March 31, 2000 (unaudited)

             Condensed Consolidated Statements of Operations
              for the three months ended March 31, 1999 (unaudited) and 2000 (unaudited)

             Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 1999(unaudited) and 2000 (unaudited)

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

     Item 4. Submission of Matters of a Vote to Security Holders

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM I. FINANCIAL STATEMENTS

                 KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     December 31, 1999 and March 31, 2000

                                     ASSETS
                                     ------

                                           December 31,  March 31,
                                               1999        2000
                                             --------    --------
                                                        (unaudited)
Current assets
   Cash and cash equivalents                 $130,668     $582,455
   Accounts receivables, net                   29,332       36,434

   Other asset                                                   -
                                             --------     --------
      Total current assets                    160,000      618,889

Furniture and equipment, net                                14,545
Other assets
Deposits                                                     5,000

                                             --------     --------
    Total assets                             $160,000     $638,434
                                             --------     --------

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------
Current liabilities
  Notes payable                                25,000       25,000
  Accounts payable and accrued expenses       640,426      554,766
Convertible notes payable and debentures       81,000       71,000
                                             --------     --------

   Total current liabilities                  746,426      650,767
                                             --------     --------
                                             --------     --------
       Total liabilities                      746,426      650,767
                                             --------     --------

  The accompanying notes are an integral part of these financial statements.

                 KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     December 31, 1999 and March 31, 2000

Shareholders' deficit
   Common stock, $0.001 par value
     authorized 400,000,000 shares,
     77,197,226 and 87,893,034 issued and outstanding,            77,197            87,893
      respectively
   Additional paid-in-capital                                 30,521,658        31,490,462
   Accumulated deficit                                       (31,185,281)      (31,590,688)
                                                             -----------       -----------

      Total shareholders' deficit                               (586,426)          (12,332)
                                                             -----------       -----------

Total liabilities and stockholders' deficit                  $   160,000       $   638,434
                                                             -----------       -----------

  The accompanying notes are an integral part of these financial statements.

             INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATION
                       For the Quarters Ended March 31,

                                             (Unaudited)  (Unaudited)
                                                1999          2000
                                             ----------   -----------
 REVENUES
    Products and services                    $   69,089   $    61,060
    Lease rentals                                     -             -
                                             ----------   -----------
        Total revenue                            69,089        61,060

Cost of revenues                                 32,177        31,070
                                             ----------   -----------

Gross profit                                     36,912        29,990
                                             ----------   -----------

Operating expenses
    Research and development                          0             0
    Selling, general and administrative         104,546       235,452
                                             ----------   -----------
       Total operating expenses                 104,546       235,452
                                             ----------   -----------
                                             ----------   -----------
Loss from operations                            (67,634)     (205,462)

Interest income (expense) and other
Interest expense - other                       ( 34,723)      (14,544)
Interest expense - lease operations                   -             -
Other expense                                                (185,000)
Interest income                                       -             -
Net Losses on pending acquisition                     -
                                             ----------   -----------
    Total interest expense and other            (34,723)     (199,544)

Loss before provision for state              ----------   -----------
    income tax                                 (102,357)     (405,006)

Provision for state income taxes                    400           400

Net loss                                     $ (102,757)  $  (405,406)
                                             ----------   -----------

Basic loss per share                         $   (0.005)  $     (0.01)

Diluted loss per share                       $   (0.005)  $     (0.01)

Weighted average shares outstanding           9,217,537    40,564,256
  primary and dilutive

          See the accompanying notes to these consolidated statements


                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Quarters Ended March 31,

                                                            (Unaudited)              (Unaudited)
                                                               1999                      2000
                                                            ----------               ----------
Cash flows from operating activities
Net loss                                                     $(102,757)              $ (405,406)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Amortization and depreciation                               5,063                      416
     Deposits                                                                            (5,000)
     Common stock issued in services                           140,000
     Common stock issued for interest on notes                   3,125                   14,543
     Common stock issued for professional Services                                       94,500
     Common stock issued for conversion of notes Payable                                 26,546
     Common stock Issued for options exercised
     Common stock issued for other compensation                                         185,000
     Charge related to beneficial conversion feature of
     Convertible notes payable/debentures                                                10,000
     Non cash other Expenses (income)
(Increase) decrease in:
     Accounts receivable                                         5,214                   (7,101)
     Other asset                                                  (585)
     Prepaid expenses and other assets                               -
     Inventories                                                                              -
Increase (decrease) in:
     Accounts payable and accrued expenses                     (53,432)                 (82,349)
                                                            ----------               ----------
          Net cash used in operating activities                 (3,372)               ( 168,851)
                                                            ----------               ----------

Cash flows from investing activities
     Purchase of furniture and equipment                             -                  (14,961)
     Investment in affiliates                                        -                   (5,000)

                                                            ----------               ----------
          Net cash used in investing activities                      -                  (19,961)
Cash flows from financing activities
     Payments on notes payable                                                                -
     Proceeds from issuance of common stock                     80,000                  640,599
     Proceeds from issuance of convertible notes                     -
                                                            ----------               ----------
          Net cash provided by financing activities             80,000                  640,599
                                                            ----------               ----------

  The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For Quarters Ended March 31,

                                                  (Unaudited)  (Unaudited)
                                                      1999         2000
                                                    --------     --------
Net decrease in cash and cash equivalents             76,628      451,788
                                                    --------     --------

Cash and cash equivalents, beginning of period         6,331      130,668
                                                    --------     --------

Cash and cash equivalents, end of period             $82,959     $582,455
                                                    --------     --------

  The accompanying notes are an integral part of these financial statements.

                 KAIRE HOLDINGS INCORPORATED and SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                March 31, 2000


1.  Significant Risks
    -----------------

        The Company has incurred net losses of $1,037,608 and $472,537 for the years ended December 31, 1998 and 1999, respectively and an additional loss of $102,757 and $405,406 for the three months ended March 31,1999 and March 31, 2000. The loss in 1998 is a result of remaining expenses related to the failed Kaire International acquisition attempt coupled by continuing losses in operations. In 1999, though the Company reduced its losses, it will continue to incur losses in the near future until its new business ventures turn profitable.

        As of March 31, 2000, the Company had an accumulated deficit of $31,590,688 and negative working capital of $31,878.

        The Company's condensed consolidated financial statements have been prepared on the assumption the Company will continue as a going concern. The Company however has suffered recurring losses from operations that raise doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on the assumption the Company will continue as a going concern.

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

        In furtherance of its internet initiatives, on April 12, 2000, the Company signed an agreement to acquire Classic Care Pharmacy, a Los Angeles-based business to business pharmacy. Through this acquisition, Kaire will be able to expand its business to business and consumer customer base. The purchase calls for Kaire to pay Classic Care ownership $1 million in cash in installments and up to 15.5 million shares of restricted Kaire common stock.

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

     In the opinion of the management the accompanying consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at March 31, 2000, the results of its operations for the three months ended March 31, 2000 and the cash flow for three months ended March 31, 2000. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1999 Form 10-KSB.

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.

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

     Stock Split
     -----------

     On or about February 19, 1998, the Company had a 1-for-75 reverse stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split.

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

     During October through December 1997, the Company issued 8% convertible debentures due three years from the date of issuance. The debentures are convertible beginning with the 41/st/ day after issuance and at a conversion price equal to 70% of the average closing bid price of the Company's common stock during the last five days prior to the conversion date. In connection with the issuance of these debentures, the Company recorded additional interest amounting to $364,000 related to the beneficial conversion feature of the debentures. The note holders have certain registration rights. At December 31, 1997, convertible debentures outstanding aggregated to $850,000. These funds were issued to Kaire International Inc. As of December 31, 1998, $225,000 remains to be converted.

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

     As of December 31, 1999, there were approximately 657 shareholders of record of the company's Common Stock.

     During the fiscal year ended December 31, 1999, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

     The Company issued 34,393,524 shares of common stock for conversion of $1,367,402 of notes payable and $5,104 of interest incurred on these notes .

     The Company issued 817,610 shares of common stock for services valued at $65,000. And the Company issued 335,000 shares of common stock for professional fees valued at $19,500.

     The Company issued 7,678,708 share of common stock for conversion of debt valued at $170,448.

     The Company issued 18,510,000 shares of common stock for options exercised valued $880,500

     The Company issued 1,275,000 shares of common stock for other compensation valued at $63,750.

     During the Quarter ending March 31, 2000, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

     The Company issued 3,010,808 shares of common stock for conversion of debt valued at $134,000.

     The Company issued 4,565,000 shares of common stock for options exercised valued at $656,500

     The Company issued 3,130,000 shares of common stock for other compensation valued at $190,000.

4.   Pending Acquisitions
     --------------------

     On April 12, 2000, the Company signed an agreement to acquire Classic Care Pharmacy, a Los Angeles-based business to business pharmacy. Through this acquisition, Kaire will be able to expand its business to business and consumer customer base. The purchase calls for Kaire to pay Classic Care ownership $1 million in cash in installments and up to 15.5 million shares of restricted Kaire common stock.

5.   Contingencies
     -------------

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

     Item 2.  Management's Discussion and Analysis or Plan of Operation

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

     On April 12, 2000, the Company signed an agreement to acquire Classic
Care Pharmacy, a Los Angeles-based business to business pharmacy. Through this acquisition, Kaire will be able to expand its business to business and consumer customer base.

Results of Operations

Three Months Ended March 31, 1999 Compared to March 31, 2000

     The three months ended March 31, 2000, revenue from products and services were approximately $61,060, a decrease of $8,029 or 12% from the same period in 1999. The reduction is a due to the Company changing its focus to its internet business development.

     Gross profit for products and services was $29,990 for three months ended March 31, 2000, a decrease of $6,922 or 18.7% over the same period prior year. The reduction is directly related to the decrease in sales.

     There were no new R&D projects entered into in the years 2000 and 1999.

     SG&A expense increased to $ 235,452 from $104,546, or $130,906 for the three months period ended March 31, 2000. The three months increase in expenditures is related to the company's internet operations, i.e., consultants and internet access and hosting expenses.

     Interest expense for operations for the three months period ended March 31,2000 was $14,544 compared to $34,723 for the comparable three month period prior year. The decrease was a result of the conversion of notes during fiscal year 1999.

     No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through March 31, 2000, the Company incurred net operating losses for tax purposes of approximately $405,406. The net operating loss carry forward may be used to reduce taxable income through the year 2013. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.

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

     On March 31, 2000 the Company had assets of $638,434 compared to $160,000 on December 31, 1999. The Company had a total stockholders' deficit of $12,332 on March 31, 2000 compared to a deficit of $586,426 on December 31, 1999, a decrease of $574,094.

     As of March 31, 2000 the Company's working capital position increased $554,548 from a negative $586,426 at December 31, 1999 to a positive 39,123, primarily as a result of a decrease in accounts payable and miscellaneous accruals of $85,660, an increase in cash of $451,787, an decrease in convertible notes payable and debentures $10,000 and an increase in receivables of $7,101.

     In order to meet its current operating needs, the Company has cut all its laboratory operations except for the products and services sold through its E-Z division and is focusing on the development of its internet operations, plus maintaining limited headcount in personnel and consultants.

     Year 2000 Issue

         The Company experienced no disruption in business to customers or vendors or had a material adverse effect on the company's business, financial condition or results of operations related to the year 2000.

                          PART II.  OTHER INFORMATION
                          ---------------------------


     Item 1.  Legal Proceedings

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

                     KAIRE HOLDINGS INCORPORATED.
                     ---------------------------
                       (Registrant)



   Date:  May 18, 2000               By: /s/ Steven R. Westlund
          -------------------------      ----------------------
                                             Steven Westlund
                                             (Chief Executive Officer)


   Date:  May 18, 2000               By: /s/ Mark L. Baum
          ------------------------       ----------------
                                             Mark L. Baum
                                             (President)


   Date:  May 18, 2000               By: /s/ OWEN M. NACCARATO
          -------------------------      ---------------------
                                             Owen M. Naccarato
                                             (Chief Financial Officer)