Form 10QSB
period 2000-06-30
KAIRE HOLDINGS INC
filed 2000-08-21
CIK 822997

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended   June 30, 2000
                                                ---------------

                                      OR

             [_] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                        Commission file number  0-21384
                                               ---------

                          KAIRE HOLDINGS INCORPORATED
                 ---------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                            13-3367421
-------------------------------                        -----------------------
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                          identification number)

    7348 Bellaire, North Hollywood, California                       91605
    -----------------------------------------------------------------------
  (Address of principal executive offices)                         (Zip Code)

      Registrant's Telephone number, including area code: (818) 255-4996
                                                          --------------

          7348 Bellaire Ave.  North Hollywood, California      90025
          ----------------------------------------------------------
 (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No _____
                                       -

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                          Outstanding at
          Class of Common Stock           June 30, 2000
          ---------------------          -----------------
            $.001 par value              115,929,033 shares

        Transitional Small Business Disclosure Format  Yes ___  No   X
                                                                    ---

                                  FORM 10-QSB
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                          KAIRE HOLDINGS INCORPORATED

                                     Index

PART I - FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Condensed Consolidated Balance Sheets at
               December 31, 1999 and June 30, 2000 (unaudited)

              Condensed Consolidated Statements of Operations
               for the three and six months ended June 30, 1999 (unaudited) and 2000 (unaudited)

              Condensed Consolidated Proforma Statements of Operations at December 31, 1999 and June 30, 2000 (unaudited)

              Condensed Consolidated Statements of Cash Flows
               for the six months ended June 30, 1999 (unaudited) and 2000 (unaudited)

              Kaire Holdings Incorporated and Classic Care Consolidated Proforma
               Statements of Operations At December 31, 1999 and June 30, 2000

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM I.  FINANCIAL STATEMENTS

                 KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      December 31, 1999 and June 30, 2000

                                    ASSETS
                                    ------

                                           December 31,    June 30,
                                              1999           2000
                                           ------------ -------------
                                                          (unaudited)

Current assets
 Cash and cash equivalents                  $  130,668   $  287,226
 Accounts receivables, net                      29,332      769,667
 Inventory                                                  315,973
 Prepaid expenses and other assets                           60,337
                                           -----------   ----------

   Total current assets                        160,000    1,433,203

Furniture and equipment, net                                252,866
Other Assets                                                 52,387
Deposits                                                      5,000
Patents, net
Investments                                                   5,000
Goodwill, net                                             3,774,999

                                           -----------   ----------
  Total assets                              $  160,000   $5,523,455
                                           -----------   ----------

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities
   Notes payable                                25,000       25,000
   Accounts payable and accrued expenses       640,426    1,030,421
   Convertible notes payable and
    debentures                                  81,000      452,892
                                           -----------   ----------

             Total current liabilities         746,426    1,508,313

       Total liabilities                       746,426    1,508,313
                                           -----------   ----------

  The accompanying notes are an integral part of these financial statements.

                 KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      December 31, 1999 and June 30, 2000



                                                December 31,     June 30,
                                                   1999            2000
                                                ------------   -------------
                                                                (unaudited)

Shareholders' deficit
 Common stock, $0.001 par value
  authorized 400,000,000 shares,
  77,197,226 issued and outstanding
  and 115,929,033 issued and outstanding              77,197        116,093

 Additional paid-in-capital                       30,521,658     35,621,262
 Accumulated deficit                             (31,185,281)   (31,722,213)
                                                ------------   ------------

  Total Shareholders' Equity (Deficit)              (586,426)     4,015,142

Total liabilities and stockholders' deficit     $    160,000   $  5,523,455
                                                ------------   ------------




  The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 and 2000

                                                    Three Months Ended           Six Months Ended
                                                        June 30,                     June 30,
                                                 -------------------------   -------------------------
                                                     1999           2000         1999          2000
                                                     ----           ----         ----          ----
REVENUES
     Products and Services                       $    67,324       727,785   $   136,413       788,844
       Lease Rentals                                       -             -             -             -
                                                 -----------   -----------   -----------   -----------
       Total Revenue                                  67,324       727,785       136,413       788,844

Cost of Revenues                                      13,453       464,914        20,707       495,984

Gross Profit                                          53,871       262,870       115,706       292,861

Operating Expenses
    Research and development
    Selling, general and administrative              192,062       352,491       321,932       587,943
                                                 -----------   -----------   -----------   -----------
      Total Operating Expenses                       192,062       352,491       321,932       587,943

                                                 -----------   -----------   -----------   -----------
Loss from Operations                                (138,191)      (89,620)     (206,226)     (295,082)

Other Income and (Expense)
Interest expense                                     (17,351)            -       (52,073)      (14,544)
Other Expenses                                             -       (50,000)            -      (235,000)
Below Market Note Conversion                        (235,493)            -      (235,493)
Other Income                                         399,118        11,829       399,118        11,829
                                                 -----------   -----------   -----------   -----------
   Total interest expense and other                  131,013       (38,171)       96,290      (237,715)

Loss before provision for state                       (7,178)     (127,791)     (109,935)     (532,797)

Provision for state income taxes                                       400           400           800

Net Loss                                              (7,178)     (128,191)     (109,935)     (533,597)
                                                 -----------   -----------   -----------   -----------

Basic Loss per Share                             $   (0.0004)  $   (0.0016)  $    (0.006)  $   (0 .006)

Basic shares weighted average                     18,800,606    77,974,715    18,304,909    76,694,180

Diluted Loss per Share                           $   (0.0004)  $   (0.0016)  $    (0.006)  $   (0.0068)

Diluted shares weighted average                   18,800,606    82,624,705    18,304,909    77,974,705

          See the accompanying notes to these consolidated statements

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 2000

                                                         (Unaudited)   (Unaudited)
                                                            1999          2000
                                                         -----------   ----------
Cash flows from operating activities
Net Loss                                                 $  (109,935)  $ (533,597)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Deposits                                                               (5,000)
    Amortization and Depreciation                             10,127       17,457
    Common stock issued for services                         171,604       94,500
    Common stock issued for interest on notes                  4,529       14,543
    Common stock issued for Convertible notes                              26,546
    Compensation expenses related to below-market stock      235,493
     Options granted
    Non Cash Other expenses                                               137,589
(Increase) decrease in:
    Accounts receivable                                       11,350     (740,335)
    Prepaid expenses and other assets                         (2,626)     (60,337)
    Inventories                                                          (315,973)
Increase (decrease) in:
    Accounts payable and accrued expenses                   (603,531)     761,887
                                                         -----------   ----------
      Net cash used in operating activities                 (282,989)    (352,973)
                                                         -----------   ----------
Cash flows from investing activities
    Purchase of furniture and equipment                                  (254,528)
    Purchase of Goodwill                                                 (690,794)
  Investment in affiliates                                         -       (5,000)
                                                         -----------   ----------
      Net cash used in investing activities                            (1,303,041)

Cash flows from financing activities
    Payments on notes payable
    Proceeds from issuance of common stock                   240,000    1,459,599
    Proceeds from issuance of convertible notes               75,000
                                                         -----------
      Net cash provided by financing activities              315,000    1,459,599
                                                         -----------   ----------

  The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 2000


                                                       (Unaudited)  (Unaudited)
                                                          1999          2000
                                                          ----          ----

          Net decrease in cash and cash equivalents       32,011       156,558
                                                         -------      --------

Cash and cash equivalents, beginning of period             6,331       130,668
                                                         -------      --------

Cash and cash equivalents, end of period                 $38,342      $287,226
                                                         -------      --------

   The accompanying notes are an integral part of these financial statements.

                 KAIRE HOLDINGS INCORPORATED and CLASSIC CARE
                 CONSOLIDATED PROFORMA STATEMENTS OF OPERATION
                    At December 31, 1999 and June 30, 2000

                                               (Unaudited)   (Unaudited)
                                                   1999          2000
                                               -----------   -----------
REVENUES
      Products and Services                    $ 5,345,024   $ 2,891,827
      Lease Rentals                                      -             -
                                               -----------   -----------
        Total Revenue                            5,345,024     2,891,827

Cost of Revenues                                 3,385,387     2,082,499
                                               -----------   -----------

Gross Profit                                     1,959,637       809,328
                                               -----------   -----------

Operating Expenses
      Research and development                           0             0
      Selling, general and administrative        2,090,491     1,111,533
                                               -----------   -----------
        Total Operating Expenses                 2,090,491     1,111,533
                                               -----------   -----------

Loss from Operations                              (130,854)     (302,204)

Interest Income (Expense) and Other                              (14,544)
Amortization (Proforma)                           (189,540)      (94,770)
Interest expense - lease operations                      -             -
Other Expense                                                   (235,000)
Other Income                                             -        11,829
Net Losses on pending acquisition                        -
                                               -----------   -----------
      Total interest expense and other            (189,540)     (332,485)

                                               -----------   -----------
Loss before provision for state income tax        (320,394)     (634,689)

Provision for state income taxes                       400           800

Net Loss                                       $  (320,794)  $  (635,489)
                                               -----------   -----------

Basic Loss per Share                           $    (0.006)  $    (0.008)
Diluted Loss per Share                         $    (0.004)  $    (0.008)

Weighted average shares outstanding Primary     51,751,627    76,694,180
Weighted average shares outstanding Diluted     75,486,485    77,974,705

   The accompanying notes are an integral part of these financial statements

                  KAIRE HOLDINGS INCORPORATED and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 June 30, 2000

1.   Significant Risks
     -----------------

     The Company has incurred net losses of $1,037,608 and $472,537 for the years ended December 31, 1998 and 1999, respectively and an additional loss of $109,935 and $533,597 for the six months ended June 30, 1999 and June 30, 2000.

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

     The Company, formerly known as Interactive Medical Technologies Ltd., was incorporated in Delaware in 1986. The Company's former main business was providing non-radioactive diagnostic products and laboratory analysis services to private and government research facilities, academic centers, and hospitals engaged in studying the effects of experimental drugs and/or surgical procedures have on regional blood flow. These products and services are sold through the Company's E-Z Trac division. As previously disclosed, effective May 1, 2000, the Company had entered into an agreement with Stason Labs of Irvine, whereby the laboratory was transferred to Stason's Irvine facility for the purpose of providing better service to existing customers plus to explore the possibilities of expanding the laboratory services into new areas.

     Kaire Holdings, Inc.'s current focus is in developing and marketing products and services to businesses and consumers of specific market segments by joining traditional business concepts ("brick and mortar") with internet technologies. The e-commerce segment of the industry is highly volatile and there is not guarantee that the Company will succeed.

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

     In furtherance of its internet initiatives, on June 1, 2000, the Company acquired Classic Care

Pharmacy, a Los Angeles-based business to business pharmacy. Through this acquisition, Kaire will be able to expand its business to business and consumer customer base. The purchase called for Kaire to pay Classic Care ownership $1 million in cash in installments and up to 15.5 million shares of restricted Kaire common stock.

     In 1993, the Company acquired Venus Management, Incorporated, ("VMI") which was incorporated in New York on August 1, 1989. VMI's principle assets at the time were two MRI systems, one was leased to an MRI service provider operating in New York and the second unit which was not operational. The non-operational unit was returned to the finance company upon which VMI received a release of claims agreement. Concerning the leased system, on or about March 1, 1995, VMI entered into a transfer of interest agreement with Siemens Credit Corp., Medical Funding of America ("MFA") and Tri-county whereby Kaire gave its corporate guaranty for all of Venus' obligations under this agreement. MFA defaulted on the loan and on April 2, 1997 Siemens Credit Corporation filed a civil action against Kaire for the accelerated amount due plus costs. Subsequently, a Transfer of Interest Agreement was drawn up between Venus Management, Siemens Credit Corporation and Medical Management, Inc. (NYSE symbol CMI) whereby CMI would take over the lease and at the same time the legal action was put on hold. (see legal Proceedings).

     In December 1997 the Company entered into an agreement (the "Agreement") to acquire 80% of Kaire International, Inc. ("KII"), a network marketing firm based in Longmont, Colorado. In exchange for KII's Common Stock, the Agreement called for the Company to invest an initial $1,000,000 plus Company Common Stock, and to subsequently provide additional capital totaling $2,000,000 by the latter of February 15, 1998 or the completion of KII's year-end audit. The Company was unable to raise the funds reducing the Company ownership in KII to 24%. A write down of the KII investment was reflected in the Company's 1997 financial statements.

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

     In the opinion of the management the accompanying consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at June 30, 2000, the results of its operations for the three and six months ended June 30, 2000 and the cash flow for six months ended June 30, 2000. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1999 Form 10-KSB.

     The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.

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

3.   Capital Transactions, Convertible Notes Payable and Debentures

     In December 1997 the Company entered into an agreement (the "Agreement") to acquire 80% of Kaire International, Inc. ("KII"), a network marketing firm based in Longmont, Colorado. In exchange for KII's Common Stock, the Agreement called for the Company to invest an initial $1,000,000 plus Company Common Stock, and to subsequently provide additional capital totaling $2,000,000 by the latter of February 15, 1998 or the completion of KII's year-end audit. The Company was unable to raise the funds reducing the Company ownership in KII to 24%. A write down of the KII investment was reflected in the Company's 1997 financial statements.

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

     During the first two Quarter of fiscal 2000 ending March 31, 2000 and June 30, 2000, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

     Quarter one ending March 31, 2000:

     The Company issued 3,010,808 shares of common stock for conversion of debt valued at $134,000.

     The Company issued 4,565,000 shares of common stock for options exercised valued at $656,500

     The Company issued 3,130,000 shares of common stock for other compensation valued at $190,000.

   Quarter two ending June 31, 2000:

     The Company issued 500,000 shares of common stock for other compensation valued at $50,000.

4.   Acquisitions
     ------------

     On June 1, 2000, the Company completed the acquisitions to acquire Classic Care Pharmacy, a Los Angeles-based business to business pharmacy. Through this acquisition, Kaire will be able to expand its business to business and consumer customer base. The transaction resulted in the Company [aying $4,100,000 consisting of $1,000,000 in cash and 15,500,000 shares of the Company's common stock with a value of $3,100,000 for all the outstanding shares of Classic Care Pharmacy.

     Additionally, the Company agrees to guarantee the shareholders of Classic Care a $0.50 per share stock value of the Closing Shares, the Escrow Shares and the Additional Shares. The stock price will be determined based on the average of the low and high bid prices for Acquirer's common stock quoted for the last ten trading days prior to three business days prior to the effectiveness of a registration statement covering the subject shares. Here, the Company agrees to subtract the stock price, based on a certain calculation from $0.50 and, on the Effective Date of the Registration Statement, issue to Classic Care's shareholders shares of the Company's common stock with a fair market value equal to the aggregate amount of such shortfall (the "Make Whole Shares"). By way of illustration, if the Closing Shares, the Escrow Shares and the Additional Shares total 20 million shares, but the fair market value as determined on effective date is only $0.30 per share, then Acquirer would have to issue to the Company Shareholders an amount of Make Whole Shares with a fair market value equal to $4,000,000 (20 million X $0.20), or 13,333,333 shares ($4 million/$0.30). For the purposes of this report, diluted shares outstanding include an additional 23,250,000 common shares to reflect potential dilution.

     The assets and liabilities acquired from Classic Care were as follows:

     Accounts receivable                  $  320,803
     Inventory                               315,973
     Other current assets                     80,337
     Fixed assets                            238,485
     Intangibles                              52,386
     Goodwill                              3,790,794
     Account payable                        (390,886)
     Long term liabilities                  (287,892)
                                          ----------

     Cost of net assets acquired           4,100,000

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

  Item 2.    Management's Discussion and Analysis or Plan of Operation

     The Company's former main business, E-Z Trac Division, was providing non-radioactive diagnostic products and laboratory analysis services to private and government research facilities, academic centers, and hospitals engaged in studying the effects of experimental drugs and/or surgical procedures have on regional blood flow. As previously disclosed, effective May 1, 2000, the Company had entered into an agreement with Stason Labs of Irvine, whereby the laboratory was transferred to Stason's Irvine facility for the purpose of providing better service to existing customers plus to explore the possibilities of expanding the laboratory services into new areas.

     E-Z Trac markets three products, two of which are designed for animal blood flow studies, the E-Z Trac Ultraspheres and the NuFlow fluorescent microspheres. The third product is a service the Company provides for its clients which counts NuFlow fluorescent microspheres used in the blood flow studies and measures regional blood flow under laboratory conditions.

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

YesRx.com

YesRx is an internet-enabled drugstore that is focused on the distribution of pharmaceuticals, health, wellness and beauty products, as well as tens of thousands of pages of health-related information to targeted niche chronic care communities. The Company consists of 4 core business segments:

YesRx.com:  Internet-Enabled Pharmacy
---------

YesRx.com is the internet segment of the Company. YesRx is a key component of the Company's overall pharmacy strategy as the Company intends to transition acquired customers from fax-based, walk-in and traditional mail-order ordering to internet-based ordering and account maintenance. YesRx is a fully integrated internet commerce catalogue of thousands of prescription and non-prescription products, durable medical equipment, tens of thousands of pages of health-related information, and comprehensive listing for related service providers.

The Consumer Advocates Group:  Understanding the Needs of Chronic Care Patients
----------------------------

The Consumer Advocate Group is a program focused on the needs of specific chronic care communities. Some of these communities are: HIV/AIDS patients, Diabetics, Geriatric and Senior Citizens, and the Disabled. The Consumer Advocate Group has been charged to develop specific programs to meets the needs of these communities. Thus far, The Consumer Advocate Group has successfully implemented programs in the HIV/AIDS and Diabetic communities.

YesRx International Licensing:  Brand Awareness and Deployment Internationally
-----------------------------

This division focuses on building the YesRx brand outside of the United States and in non-English speaking countries. Thus far, the YesRx.com website has been translated and is being used in various Spanish speaking communities. This business segment is currently developing a Chinese character version of YesRx for possible deployment in markets in Taiwan and China.

Classic Care Pharmacy:  Assisted Living and B2B Solutions
---------------------

On June 1, 2000, the Company completed the acquisition of Classic Care Pharmacy, a Los Angeles-based business to business pharmacy. Classic Care is a "high tech" assisted living facility pharmacy located in Los Angeles. Classic Care's houses some of the latest prescription fulfillment technologies from companies like Baxter HealthCare Systems and RNA Pharmacy Systems. These technologies allows this facility to fill up to 3,000 prescriptions per day for Classic Care's customer base which exceeds 3,000 beds.

Results of Operations

Three and Six Months Ended June 30, 1999 Compared to June 30, 2000

     For the three and six months ended June 30, 2000, revenues were approximately $727,785 and $788,844, an increase of $660,461 and $652,431 respectively from the same periods in 1999. The increase was due to the acquisition of Classic Care Pharmacy. Revenue from laboratory operations For the three and six months ended June 30, 2000 were $14,148 and $73,806, a decrease of $53,193 and $62,623 respectively from the three and six months ended June 30, 1999. This decrease in lab revenue is a result of the laboratory operations being transferred to Stason Labs as of May 1, 2000.

     Gross profit for products and services was $262,870 and $292,861 for three and six months ended June 30, 2000, an increase of $208,999 and 177,155 over the same periods prior year. The increase was due to the acquisition of Classic Care Pharmacy.

     SG&A expense increased to $352,491 from $192,062 for the three months period ended June 30, 2000 and increased to $587,943 from $321,932 for the six months period ended June 30, 2000. The increase in SG&A was due to the following: 1) the acquisition of Classic Care accounted for $106,074 of the increase in both the three months and six months ended June 30, 2000 and 2) increases in the three and six month periods ended June 30, 2000 expenditures for Kaire Holdings's base businesses is related to the company's internet operations, i.e., consultants and internet access and hosting expenses.

     Interest expense for operations for the three and six month period ended June 30, 2000 was $0 compared to $17,351 for the comparable three month period prior year and $14,544 compared to $52,073 for the comparable six month period prior year. The decrease resulted from Conversion of significant amount of convertible notes into common stock during first and second quarters of 1999.

     No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through June 30, 2000, the Company incurred net operating losses for tax purposes of approximately $768,693. The net operating loss carry forward may be used to reduce taxable income through the year 2012. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.


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

     On June 30, 2000 the Company had assets of $5,523,455 compared to $160,000 on December 31, 1999, or an increase of $5,363,455 which is a result of the acquisition of Classic Care Pharmacy. The Company had a total stockholders' equity of $4,015,142 on June 30, 2000 compared to a deficit of $586,426 on December 31, 1999, an increase in the equity of $4,601,568 which is also a result of the acquisition of Classic Care Pharmacy.

     As of June 30, 2000 the Company's working capital position increased $511,317 from a negative $586,426 at December 31, 1999 to a negative $75,109. The $511,317 increase was attributable to the following: 1) the Classic Care acquisition accounted for $309,983 of this increase and 2) an increase in Kaire Holdings cash of $121,994 and accounts receivable of $172,566 offset by an increase in accounts payable of $82,151 accounts for the remaining increase in working capital.

     In order to meet its current operating needs, the Company has reduced its cash requirements by transferring its E-Z division to Stason Labs. The Company feels that further expense reductions plus the added cash generated by the Classic Care division should provide enough cash to sustain the operations of the business in short run.

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

           3. Form 8-K June 22, 2000 reporting the acquisition of Classic Care Pharmacy.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         KAIRE HOLDINGS INCORPORATED.
                         --------------------------------
                              (Registrant)



   Date: August 21, 2000                By: /s/ Steven  R. Westlund
        -----------------------------       ------------------------------
                                                  Steven Westlund
                                                 (Chief Executive Officer)




   Date: August 21, 2000                By: /s/ OWEN M. NACCARATO
        -----------------------------       ------------------------------
                                                 Owen M. Naccarato
                                                 (Chief Financial Officer)


   Date: August 21, 2000                By: /s/ Asher Gottesman
        -----------------------------       ------------------------------
                                                 Asher Gottesman