Form 10QSB/A
period 2000-06-30
KAIRE HOLDINGS INC
filed 2000-09-06
CIK 822997

                                  FORM 10-QSB
                                AMENDMENT NO. 1

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2000
                                               -------------

                                      OR

             [_] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                        Commission file number 0-21384
                                               -------

                          KAIRE HOLDINGS INCORPORATED
             ---------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                              13-3367421
-------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                            identification number)

             7348 Bellaire, North Hollywood, California         91605
             --------------------------------------------------------
           (Address of principal executive offices)          (Zip Code)

      Registrant's Telephone number, including area code: (818) 255-4996
                                                          --------------

                  7348 Bellaire Ave. North Hollywood, California       90025
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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                      Outstanding at
          Class of Common Stock       June 30, 2000
          ---------------------       ------------------
            $.001 par value           115,929,033 shares

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

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM I. FINANCIAL STATEMENTS

                 KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      December 31, 1999 and June 30, 2000

                                    ASSETS
                                    ------


                                                 December 31,    June 30,
                                                    1999           2000
                                                 -----------   -----------
                                                               (unaudited)

 Current assets
     Cash and cash equivalents                   $  130,668   $  287,226
     Accounts receivables, net                       29,332      769,667
     Inventory                                                   315,973
     Prepaid expenses and other assets                            60,337
                                                 ----------   ----------

          Total current assets                      160,000    1,433,203

     Furniture and equipment, net                                252,866
     Other Assets                                                 52,387
     Deposits                                                      5,000
     Patents, net
     Investments                                                   5,000
     Goodwill, net                                             3,774,999

                                                 ----------   ----------
          Total assets                           $  160,000   $5,523,455
                                                 ----------   ----------


                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities
     Notes payable                                   25,000       25,000
     Accounts payable and accrued expenses          640,426    1,030,421
     Convertible notes payable and debentures        81,000      452,892
                                                 ----------   ----------

          Total current liabilities                 746,426    1,508,313

       Total liabilities                            746,426    1,508,313
                                                 ----------   ----------

  The accompanying notes are an integral part of these financial statements.

                 KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      December 31, 1999 and June 30, 2000



                                                    December 31,       June 30,
                                                       1999             2000
                                                    ------------    -----------
                                                                    (unaudited)

Shareholders' deficit
  Common stock, $0.001 par value
    authorized 400,000,000 shares,
    77,197,226 issued and outstanding
    and 115,929,033 issued and
    outstanding respectively.                            77,197        116,093

  Additional paid-in-capital                         30,521,658     35,621,262
  Accumulated deficit                               (31,185,281)   (31,722,213)
                                                   ------------   ------------

   Total Shareholders' Equity (Deficit)                (586,426)     4,015,142

Total liabilities and stockholders' deficit        $    160,000   $  5,523,455
                                                   ------------   ------------

  The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 and 2000

                                                 Three Months Ended                Six Months Ended
                                                      June 30,                          June 30,
                                                 ------------------              ---------------------
                                                 1999             2000           1999             2000
                                                 ----             ----           ----             ----
 REVENUES
    Products and Services                    $    67,324       727,785      $    136,413       788,844
     Lease Rentals                                     -             -                 -             -
                                                 -------       -------           -------       -------
     Total Revenue                                67,324       727,785           136,413       788,844

Cost of Revenues                                  13,453       464,914            20,707       495,984

Gross Profit                                      53,871       262,870           115,706       292,861

Operating Expenses
    Research and development
    Selling, general and administrative          192,062       352,491           321,932       587,943
                                             -----------   -----------       -----------   -----------
     Total Operating Expenses                    192,062       352,491           321,932       587,943

                                             -----------   -----------       -----------   -----------
Loss from Operations                            (138,191)     ( 89,620)         (206,226)     (295,082)

Other Income and (Expense)
Interest expense                                 (17,351)            -           (52,073)     ( 14,544)
Other Expenses                                         -       (50,000)                -      (235,000)
Below Market Note Conversion                    (235,493)            -          (235,493)
Other Income                                     399,118        11,829           399,118        11,829
                                             -----------   -----------       -----------   -----------
     Total interest expense and other            131,013       (38,171)           96,290      (237,715)

Loss before provision for state
                                                  (7,178)     (127,791)         (109,935)     (532,797)

Provision for state income taxes                                   400               400           800

Net Loss                                          (7,178)     (128,191)         (109,935)     (533,597)
                                             -----------   -----------       -----------   -----------

Basic Loss per Share                         $   (0.0004)  $   (0.0016)     $     (0.006)  $    (0.006)

Basic shares weighted average                 18,800,606    77,974,715        18,304,909    76,694,180

Diluted Loss per Share                       $   (0.0004)  $   (0.0016)     $     (0.006)  $   (0.0068)

Diluted shares weighted average               18,800,606    82,624,705        18,304,909    77,974,705

          See the accompanying notes to these consolidated statements

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 2000

                                                         (Unaudited)       (Unaudited)
                                                            1999              2000
                                                         -----------       -----------
Cash flows from operating activities
Net Loss                                               $  (109,935)        $  (533,597)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Deposits                                                                    (5,000)
    Amortization and Depreciation                           10,127              17,457
    Common stock issued for services                       171,604              94,500
    Common stock issued for interest on notes                4,529              14,543
    Common stock issued for Convertible notes                                   26,546
    Common stock issued for other compensation                                 240,000
    Convertible notes payable/debentures                                        10,000
    Compensation expenses related to below-market stock    235,493
     Options granted
    Non Cash Other expenses                                                    137,589
(Increase) decrease in:
    Accounts receivable                                     11,350            (740,335)
    Prepaid expenses and other assets                       (2,626)            (60,337)
    Inventories                                                               (315,973)
Increase (decrease) in:
    Accounts payable and accrued expenses                 (603,531)            761,887
                                                         ---------          ----------
      Net cash used in operating activities               (282,989)           (352,719)
                                                         ---------          ----------
Cash flows from investing activities
    Purchase of furniture and equipment                                       (254,528)
    Purchase of Goodwill                                                      (690,794)
    Investment in affiliates                                     -              (5,000)
                                                         ---------          ----------
      Net cash used in investing activities                                 (1,303,041)

Cash flows from financing activities
    Payments on notes payable
    Proceeds from issuance of common stock                 240,000           1,459,599
    Proceeds from issuance of convertible notes             75,000
                                                         ---------
      Net cash provided by financing activities            315,000           1,459,599
                                                         ---------          ----------

  The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 2000


                                                       (Unaudited)  (Unaudited)
                                                             1999         2000
                                                          -------     --------

          Net decrease in cash and cash equivalents        32,011      156,558
                                                          -------     --------

Cash and cash equivalents, beginning of period              6,331      130,668
                                                          -------     --------

Cash and cash equivalents, end of period                  $38,342     $287,226
                                                          -------     --------


   The accompanying notes are an integral part of these financial statements

                 KAIRE HOLDINGS INCORPORATED and CLASSIC CARE
                CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS
                    At December 31, 1999 and June 30, 2000


                                               (Unaudited)   (Unaudited)
                                                  1999          2000
                                               -----------   -----------

 REVENUES
      Products and Services                    $ 5,345,024   $ 2,891,827
                                               -----------   -----------
 Total Revenue                                   5,345,024     2,891,827

Cost of Revenues                                 3,385,387     2,082,499
                                               -----------   -----------

Gross Profit                                     1,959,637       809,328
                                               -----------   -----------

Operating Expenses
     Research and development                            0             0
     Selling, general and administrative         2,090,491     1,111,533
                                               -----------   -----------
       Total Operating Expenses                  2,090,491     1,111,533
                                               -----------   -----------

Loss from Operations                              (130,854)     (302,204)

Interest Income (Expense) and Other                              (14,544)
Amortization (Proforma)                           (189,540)      (94,770)
Interest expense - lease operations                      -             -
Other Expense                                                   (235,000)
Other Income                                             -        11,829
Net Losses on pending acquisition                        -
                                               -----------   -----------
    Total interest expense and other              (189,540)     (332,485)

Loss before provision for state                -----------   -----------
      income tax                                  (320,394)     (634,689)

Provision for state income taxes                       400           800

Net Loss                                       $  (320,794)  $  (635,489)
                                               -----------   -----------

  Basic Loss per Share                         $    (0.009)  $    (0.008)
  Diluted Loss per Share                       $    (0.006)  $    (0.008)

Weighted average shares outstanding Primary     51,751,627    76,694,180
Weighted average shares outstanding Diluted     75,486,485    77,974,705


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

2.      Summary Significant Accounting Policies
        ---------------------------------------

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

        The assets and liabilities acquired from Classic Care were as follows:

              Accounts receivable           $     320,803
              Inventory                           315,973
              Other current assets                 80,337
              Fixed assets                        238,485
              Intangibles                          52,386
              Goodwill                          3,790,794
              Account payable                    (390,886)
              Long term liabilities              (287,892)
                                                ---------

              Cost of net assets acquired       4,100,000


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

        On June 30, 2000 the Company had assets of $5,523,455 compared to $160,000 on December 31, 1999, or an increase of $5,363,455 which is a result of the acquisition of Classic Care Pharmacy.. The Company had a total stockholders' equity of $4,015,142 on June 30, 2000 compared to a deficit of $586,426 on December 31, 1999, an increase in the equity of $4,601,568 which is also a result of the acquisition of Classic Care Pharmacy..

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

                     KAIRE HOLDINGS INCORPORATED.
                    -----------------------------
                       (Registrant)



   Date: September 6, 2000         By: /s/ Steven R. Westlund
                                       ----------------------
                                       Steven Westlund
                                       (Chief Executive Officer)


   Date: September 6, 2000         By: /s/ OWEN M. NACCARATO
                                       ---------------------
                                       Owen M. Naccarato
                                       (Chief Financial Officer)


   Date: September 6, 2000         By: /s/ Asher Gottesman
                                       --------------------
                                       Asher Gottesman