Form 10QSB
period 2000-09-30
KAIRE HOLDINGS INC
filed 2000-11-13
CIK 822997

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the quarterly period ended  September 30, 2000
                                             --------------------

                                      OR

             [_] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                        Commission file number  0-21384
                                               ---------

                          KAIRE HOLDINGS INCORPORATED
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                       13-3367421
 -----------------------------                       ----------------
(State or other jurisdiction of                     (I.R.S. employer
incorporation or organization)                     identification number)

             7348 Bellaire, North Hollywood, California        91605
             -------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                              Outstanding at
          Class of Common Stock             September 30, 2000
          ---------------------            -------------------
           $.001 par value                 116,653,033  shares

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

                          KAIRE HOLDINGS INCORPORATED

                                     Index

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at
           December 31, 1999 and September 30, 2000 (unaudited)

          Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 (unaudited) and 2000 (unaudited)

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 (unaudited) and 2000 (unaudited)

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

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM I. FINANCIAL STATEMENTS

                 KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                   December 31, 1999 and September 30, 2000

                                    ASSETS
                                    ------

                                                        December 31,     September 30,
                                                            1999             2000
                                                           -------         --------
                                                                 (unaudited)
Current assets
 Cash and cash equivalents                              $  130,668       $  107,638
 Accounts receivables, net                                  29,332        1,072,873
 Inventory                                                                  290,080
 Prepaid expense                                                             65,337
                                                        ----------       ----------

   Total current assets                                    160,000        1,535,928

 Furniture and equipment, net                                               252,581
 Other Assets                                                                52,387
 Deposits                                                                     5,000
 Investments                                                                 30,000
 Goodwill, net                                                            3,727,614
                                                        ----------       ----------
   Total assets                                         $  160,000       $5,603,510
                                                        ----------       ----------

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------


Current liabilities
 Notes payable                                              25,000           25,000
   Accounts payable and accrued expenses                   640,426        1,283,989
    Convertible notes payable                               81,000          467,892
                                                        ----------       ----------

        Total current liabilities                          746,426        1,776,881


                                                        ----------       ----------
   Total liabilities                                       746,426        1,776,881
                                                        ----------       ----------

  The accompanying notes are an integral part of these financial statements.

                 KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                   December 31, 1999 and September 30, 2000

                                                December 31,    September 30,
                                                    1999            2000
                                                    ----            ----
                                                                 (unaudited)
Shareholders' deficit
 Common stock, $0.001 par value
  authorized 400,000,000 shares,
  115,929,033 issued and outstanding                  77,197         116,653
 and 116,653,033 issued and outstanding

 Additional paid-in-capital                       30,521,658      35,695,702
 Accumulated deficit                             (31,185,281)    (31,985,726)
                                                ------------    ------------

  Total Shareholders' Deficit                       (586,426)      3,826,629

Total liabilities and stockholders' deficit     $    160,000    $  5,603,510
                                                ------------    ------------

  The accompanying notes are an integral part of these financial statements.

                 KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 and 2000

                                               Three Months Ended              Nine Months Ended
                                                 September 30,                   September 30,
                                                 -------------                   -------------
                                               1999          2000             1999           2000
                                               ----          ----             ----           ----
REVENUES
  Products and Services                  $    61,928      $2,017,966     $   198,374      $2,806,810
  Lease Rentals                                   --              --              --              --
                                         -----------      ----------     -----------      ----------
   Total Revenue                              61,928       2,017,966         198,374       2,806,810

Cost of Revenues                              33,798       1,341,252          54,504       1,837,236

Gross Profit                                  28,130         676,714         143,870         969,574

Operating Expenses
  Research and development                       153                             153
  Selling, general and administrative        158,080         646,570         479,074       1,234,513
                                         -----------      ----------     -----------      ----------

   Total Operating Expenses                  158,233         646,570         479,227       1,234,513

                                         -----------      ----------     -----------      ----------
Profit from Operations (Loss)               (130,102)         30,144        (335,357)       (264,939)

Other Income and (Expense)
Interest expense                             (16,183)         (1,551)        (68,257)        (16,095)
Other Expenses                               (10,005)        (75,000)        (25,804)       (310,000)
Below Market Note Conversion                (427,100)                       (662,593)
Other Income                                     683          75,000         399,800          86,828
                                         -----------      ----------     -----------      ----------

   Total interest expense and other         (452,605)         (1,551)       (356,854)       (239,267)
Profit before provision for state (Loss)    (582,708)         28,593        (692,210)       (504,206)
Provision for state income taxes                 400             400           1,200           1,200

Net Income (Loss)                           (583,108)         28,193        (693,410)       (505,406)
                                         -----------      ----------     -----------      ----------

Basic (Loss) per Share                   $    (0.02)      $   0.0003     $     (0.03)      $ (0.0055)

Basic Shares Weighted Average             27,929,434      91,363,388      22,033,808      91,958,815

Diluted (Loss) per Share                 $    ( 0.02)       $ 0.0003    $      (0.03)    $   (0.0054)

Diluted Shares Weighted Average           27,929,434      95,868,588      23,033,808      93,691,584

          See the accompanying notes to these consolidated statements

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1999 and 2000

                                                       (Unaudited)   (Unaudited)
                                                          1999          2000
                                                          ----          ----
Cash flows from operating activities
Net Loss                                             $  (693,410)  $  (505,406)
Adjustments to reconcile net loss to net cash
 used in operating activities:
      Amortization and Depreciation                       15,190        66,089
      Deposits                                                          (5,000)
      Common stock issued for services                   151,500        94,500
      Common stock issued for interest on notes            4,529        14,543
      Common stock issued for Convertible notes                         26,546
      Expenses related to below-market stock             662,593
      Common Stock Issued for Other Compensation                       315,000
      Convertible notes payable/debentures                              10,000
      Non cash other expenses (income)                                 (82,025)
      (Increase) decrease in:
      Accounts receivable                                  7,405    (1,043,541)
      Prepaid expenses and other assets                   (4,610)      (65,337)
      Inventories                                                     (290,080)
Increase (decrease) in:
      Accounts payable and accrued expenses             (589,345)    1,020,456
                                                     -----------   -----------

           Net cash used in operating activities        (391,044)     (444,254)
                                                     -----------   -----------

Cash flows from investing activities
      Purchase of furniture and equipment                     --      (252,581)
      Purchase of Goodwill                                            (690,794)
      Investment in affiliates                                --       (30,000)

                                                     -----------   -----------
           Net cash used in investing activities              --      (973,375)

Cash flows from financing activities
      Payments on notes payable
      Payments to classic care shareholders                           (255,000)
      Proceeds from issuance of common stock             240,000     1,649,599
      Proceeds from issuance of convertible notes        150,000
                                                     -----------   -----------
           Net cash provided by financing activities     390,000     1,394,599
                                                     -----------   -----------

  The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Months Ended September 30, 1999 and 2000

                                                        (Unaudited)  (Unaudited)
                                                           1999         2000
                                                           ----         ----

              Net decrease in cash and cash equivalents     (1,044)     (23,030)
                                                         ---------    ---------

Cash and cash equivalents, beginning of period               6,331      130,668
                                                         ---------    ---------

Cash and cash equivalents, end of period                 $   5,287    $ 107,638
                                                         ---------    ---------

  The accompanying notes are an integral part of these financial statements.

                 KAIRE HOLDINGS INCORPORATED and SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 2000

1. Significant Risks
   -----------------

     The Company has incurred net losses of $1,037,608 and $472,537 for the years ended December 31, 1998 and 1999, respectively and an additional loss of $109,935 for the nine months ended September 30, 1999 and profit of $20,612 for the nine months ended September 30, 2000.

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

     Kaire Holdings, Inc.'s current focus is in developing and marketing products and services to businesses and consumers of specific market segments by joining traditional business concepts with internet technologies.

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

     In the opinion of the management the accompanying consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at September 30, 2000, the results of its operations for the three and nine months ended September 30, 2000 and the cash flow for nine months ended September 30, 2000. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1999 Form 10-KSB.

     The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

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

3. Capital Transaction, Convertible Notes Payable and Debentures

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

     Quarter two ending June 30, 2000:

     The Company issued 500,000 shares of common stock for other compensation valued at $50,000.

     Quarter Three ending September 30, 2000

     The Company issued 560,000 shares of common stock for other compensation valued at $75,000.


4. Acquisitions
   ------------

     On June 1, 2000, the Company completed the acquisitions to acquire Classic Care Pharmacy, a Los Angeles-based business to business pharmacy. Through this acquisition, Kaire will be able to expand its business to business and consumer customer base. The transaction resulted in the Company Paying $4,100,000 consisting of $1,000,000 in cash and 15,500,000 shares of the Company's common stock with a value of $3,100,000 for all the outstanding shares of Classic Care Pharmacy.

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

     The assets and liabilities acquired from Classic Care were as follows:

     Accounts receivable             $  320,803
     Inventory                          315,973
     Other current assets                80,337
     Fixed assets                       238,485
     Intangibles                         52,386
     Goodwill                         3,790,794
     Account payable                   (390,886)
     Long term liabilities             (287.892)
                                     ----------

     Cost of net assets acquired      4,100,000

     In February 2000, the Company formed a strategic business relationship with Stason Pharmaceuticals Inc., ("Stason"), the U.S. affiliate of Taiwan-based Standard Chemical and Pharmaceutical Co. Limited. Stason is an FDA-approved manufacturer of pharmaceutical drugs as well as various over-the-counter, health-oriented consumer products.

     Under the agreement, Stason and the Company formed a joint venture to pursue opportunities in the bio-medical field. As of May 1, 2000, the Company transferred its laboratory operation to the new entity. The final terms of the joint venture is still being determined.


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

Classic Care Pharmacy: Assisted Living and Business to Business Solutions
---------------------

     On June 1, 2000, the Company completed the acquisition of Classic Care Pharmacy, a Los Angeles-based business to business pharmacy. Classic Care is a "high tech" assisted living facility pharmacy located in Los Angeles. Classic Care's houses some of the latest prescription fulfillment technologies from companies like Baxter HealthCare Systems and RNA Pharmacy Systems. These technologies allow this facility to fill up to 3,000 prescriptions per day for Classic Care's customer base which exceeds 3,000 beds.

Results of Operations

Three and nine Months Ended September 30, 1999 Compared to September 30, 2000

  For the three and nine months ended September 30, 2000, revenues were approximately $2,017,966 and $2,806,810, an increase of $1,956,038 and $2,608,436 respectively from the same periods in 1999. The increase was due to the acquisition of Classic Care Pharmacy. Revenue from laboratory operations For the three and nine months ended September 30, 2000 were $0 and $0, a decrease of $61,928 and $198,374 respectively from the three and nine months ended September 30, 1999. This decrease in lab revenue is a result of the laboratory operations being transferred to Stason Labs as of May 1, 2000.

  Gross profit for products and services was $676,713 and $969,574 for three and nine months ended September 30, 2000, an increase of $648,583 and 825,704 over the same periods prior year. The increase was due to the acquisition of Classic Care Pharmacy.

  SG&A expense increased to $646,570 from $158,080 for the three months period ended September 30, 2000 and increased to $1,234,513 from $479,074 for the nine months period ended September 30, 2000. The increase in SG&A was due to the following: 1) the acquisition of Classic Care accounted for the majority of the increase in both the three months and nine months ended September 30, 2000 and
2) increases in the three and nine month periods ended September 30, 2000 expenditures for Kaire Holdings's base businesses is related to the company's internet operations, i.e., consultants and internet access and hosting expenses.

  Interest expense for operations for the three and nine month period ended September 30, 2000 was $1,551 compared to $16,183 for the comparable three month period prior year and $16,095 compared to $68,257 for the comparable nine month period prior year. The decrease resulted from Conversion of significant amount of convertible notes into common stock during first and second quarters of 1999.

  Interim Period Cost of Goods Sold

  Interim period cost of goods sold is calculated using the perpetual inventory record. The Company reports any significant adjustments that result from reconciliations of the perpetual inventory record to periodic and annual physical inventory observations.

  No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through September 30, 2000, the Company incurred net operating losses for tax purposes of approximately $505,406. The net operating loss carry forward may be used to reduce taxable income through the year 2012. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.

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

  On September 30, 2000 the Company had assets of $5,603,509 compared to $160,000 on December 31, 1999, or an increase of $5,443,509 which is a result of the acquisition of Classic Care Pharmacy. The Company had a total stockholders' equity of $3,826,629 on September 30, 2000 compared to a deficit of $586,426 on December 31, 1999, an increase in the equity of $4,413,055 which is also a result of the acquisition of Classic Care Pharmacy.

  As of September 30, 2000 the Company's working capital position increased $339,472 from a negative $586,426 at December 31, 1999 to a negative $246,954. The $339,472 increase was attributable to the following: 1) the Classic Care acquisition accounted for $756,358 of this increase and 2) a decrease in Kaire Holdings cash of $195,264 and accounts receivable of $100,645 accounts for the remaining increase in working capital.

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


  Subsequent Events
  -----------------

  The company issued three convertible notes for $750,000, with simple interest accruing at the annual rate of 8%, in October 2000. Interest payable on the Notes shall accrue at the annual rate of 8% and be payable quarterly commencing January 1, 2001. The Holder shall have the right to convert the principal amount and interest due under the notes into Shares of the Kaire's Common Stock. The note and the common shares issuable upon conversion of the notes have not been registered under the Securities Act of 1933. The Company also issued common stock purchase warrant the right to purchase 2.5 million shares of Common Stock of Kaire Holdings Incorporated. This warrant and the common shares issuable upon exercise of this warrant have not been registered under the Securities Act of 1933.

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 1. Legal Proceedings

        No new matters to report.


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

Item 5. Other Information

  Subsequent Events
  -----------------

     The company issued three convertible notes for $750,000, with simple interest accruing at the annual rate of 8%, in October 2000. Interest payable on the Notes shall accrue at the annual rate of 8% and be payable quarterly commencing January 1, 2001. The Holder shall have the right to convert the principal amount and interest due under the notes into Shares of the Kaire's Common Stock. The note and the common shares issuable upon conversion of the notes have not been registered under the Securities Act of 1933. The Company also issued common stock purchase warrant the right to purchase 2.5 million shares of Common Stock of Kaire Holdings Incorporated. This warrant and the common shares issuable upon exercise of this warrant have not been registered under the Securities Act of 1933.

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

            3. Form 8-K June 22, 2000 reporting the acquisition of Classic Care Pharmacy.

            4. Form 8-K/A August 23, 2000 reporting proforma financials of the Classic Care Pharmacy acquisition.

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

                   KAIRE HOLDINGS INCORPORATED.
                   ----------------------------
                        (Registrant)



Date: November 13, 2000       By: /s/ Steven  R.Westlund
                                  -------------------------
                                  Steven Westlund
                                  (Chief Executive Officer)




Date: November 13, 2000       By: /s/ OWEN M. NACCARATO
                                  _________________________
                                  Owen M. Naccarato
                                  (Chief Financial Officer)


Date: November 13, 2000       By: /s/ Asher Gottesman
                                  -------------------------
                                  Asher Gottesman