Form 10KSB
period 2000-12-31
KAIRE HOLDINGS INC
filed 2001-04-13
CIK 822997

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

     (Mark One)
     [X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2000.

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______________ to _______________

                        Commission file number 0-21384
                                               -------

                          KAIRE HOLDINGS INCORPORATED
                          ---------------------------
                 (Name of small business issuer in its charter)

             Delaware                             8980                       13-3367421
---------------------------------     ----------------------------     ----------------------
 (State or other jurisdiction of      (Primary Standard Industrial     (I.R.S. employer
  incorporation or organization)      Classification Code Number)      identification number)

7348 Bellaire Avenue, North Hollywood, CA                                  91605
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The issuer had revenues of $5,707,700 for the fiscal year ended December 31, 2000.

The aggregate market value of the voting stock held by non-affiliates on December 31, 2000 was approximately $8,377,399 (based on the average of the bid and ask prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin

Board). As of December 31, 2000, 117,765,033 shares of the issuer's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's report on Form 8-K dated June 22, 2000: Items 6 and 7 The Company's report on Form S-8 dated May 26, 2000: Part III
The Company's report on Form S-8 dated February 11, 2000: Part III

The Company's report on Form 8-K dated April 8, 1999: Items 6 and 7 The Company's report on Form S-8 dated March 19, 1999: Part II

The Company's report on Form 8-K dated March 23, 1998: Items 4, 5 and 7 The Company's report on Form S-8 dated January 9, 1998: Part II

Transitional Small Business Disclosure Format  Yes   No  X
                                                        ---

                                    PART I

ITEM 1.    Description of Business

Business Development

Kaire Holdings, Incorporated ("Kaire"), formerly known as Interactive Medical Technologies Ltd. ("IMT"), was incorporated in Delaware in 1986.

From its inception through 1994, Kaire was principally engaged in the discovery and commercialization of non-radioactive micro spheres for use in non-invasive diagnostic imaging procedures. In 1992 Kaire began marketing EZ-Trac Microspheres, a non-radio active diagnostic imaging product-utilizing micron sized particles labeled with fluorescent contrast media. EZ-Trac Microspheres were used in non-human laboratory studies by research facilities, academic centers, and pharmaceutical companies engaged in the development of new pharmaceutical drugs. To support its marketing efforts Kaire developed a laboratory procedure intended to educate EZ-Trac customers about the use and benefits of the micro sphere products. At that time a majority of researchers engaged in regional blood flow studies used radioactive materials as contrast indicators to determine drug performance of a new drug in their blood flow studies. Typically, these studies were funded through private and government research grants. From 1992 to 1998, Kaire marketed its EZ-Trac Microspheres products and Investigator Partner Services achieving a reasonable degree of success when compared to the overall market. However, long-term growth opportunities were limited by the size of the market for micro sphere products and the uncertain nature of the funding process.

On February 19, 1998, we did the following three things:

  1. We changed the name of the Company to Kaire Holdings, Inc. from Interactive Medical Technologies, Ltd.;
  2.   We changed our NASDAQ OTCBB symbol to "KAHI" from "NONI"; and
  3.   We reverse split our common stock at a ratio of seventy-five (75) to one
       (1).

From 1986 through May of 1999, Kaire's business operations consisted of the sale of EZ-TRAC non-radioactive diagnostic imaging microspheres along with the companion Investigator Partner Service (IPS) that provided quantitative laboratory analysis to customers who use the EZ-Trac microsphere products in their research studies. Customers included private and government research facilities, academic centers, and hospitals engaged in the study regional blood flow under laboratory conditions. The majority of customers relied on research grants to fund their blood flow studies, which ultimately limited the size and opportunity of that market.

In May 1999, Kaire introduced VitaPlanet.com, which was an e-commerce consumer health oriented Internet business. VitaPlanet.com marketed herbal and natural health products through the Internet. Seeing a larger opportunity, VitaPlanet.com was expanded and re-launched YesRx.com in November 1999. YesRx.com operated as an e-commerce online pharmacy and drugstore providing specialized pharmacy care, over the counter health and wellness and personal care products to targeted segments of the senior health care market.

Early in 2000, we entered into a strategic relationship Stason Pharmaceuticals USA (Stason) in Irvine California. As the US subsidiary of Standard Chemical Company of Taiwan, Stason is a pharmaceutical company that specializes in product development, pilot scale production, technology transfer and management of technical information and resources for the development of prescription drugs in solid form.

In March of 2000, Kaire entered into a Letter of Intent with Stason Pharmaceuticals USA. The Letter of Intent concerned Stason making a $175,000.00 cash investment in YesRx and providing a physical space to build a YesRx.com fulfillment center. In consideration of the investment, Stason was to receive 11% of the initial common stock allocation of YesRx, Inc. Stason made the $175,000 investment; however, Kaire and Stason deemed it in the best interests of both companies to secure fulfillment from an established operating pharmacy.

In May of 2000, we signed an additional letter of intent with Stason Pharmaceuticals USA that outlined a plan to merge our EZ-Trac and Investigator Partner Service (IPS) with Stason laboratory business creating a new corporate entity. In merging our businesses, Kaire would move the EZ-Trac and IPS business to Stason's larger and better-equipped facilities in Irvine, California. In May 2000, we completed the move of our EZ-Trac and IPS laboratory business to Stason's Irvine facilities.

In January of 2001, Kaire finalized the Merger Agreement with Stason USA, Inc. Based on the second Letter of Intent; Kaire contributed its EZ-Trac Microspheres and IPS business in exchange for 40% of the newly formed entity.

In February 2001, we formed the new Stason Biotech entity, which contains the merged laboratory businesses. Initially, the new entity will be engaged in the research and development of compounds and testing measures for the treatment of pathogenic viral infections and other medical applications related to solid form prescription drug formation as well as providing contract research and development services to manufacturers of pharmaceutical drugs. It is Stason's and our intent to make Stason Biotech a publicly reporting entity during calendar year 2001.

In June of 2000, we acquired three-year-old Classic Care Pharmacy based in Los Angeles, California. Classic Care provides specialized pharmacy care to retired persons living in extended care facilities throughout Los Angeles and Orange Counties in California. The acquisition expanded our specialized pharmacy care for seniors while providing a company owned pharmacy to service our other pharmacy customers. Classic Care has increased the number of patients since the acquisition.

Also, in June of 2000, Kaire introduced the Health Advocate Program. The Health Advocate Program provides specialized pharmacy care, health and disease information and education, and individual patient counseling along with customizable medication compliance program for HIV patients. The program can be easily adapted to service other chronically ill patient communities as well as expanded into new geographic areas.

In July of 2000, we acquired the rights to the NETFAME.com domain intending to develop an interactive online exchange to facilitate communication between a planned subscriber base consisting of emerging actors, models, and musicians, with established entertainment industry agents. We completed research and content development for the site, however, due to current market conditions and the unsuccessful attempts by potential NetFame competitors, we have decided to postpone the release of NETFAME.com indefinitely.

Business of Kaire Holdings Incorporated

Headquartered in North Hollywood, California, Kaire's principle business is providing specialized pharmacy care to seniors living in extended care facilities and HIV patients.

Kaire principally has interests in four companies:

 .  YesRx
 .  Classic Care
 .  Stason Biotech
 .  NetFame (non operation)

YesRx:

YesRx.com began operations in November 1999 as an Internet based pharmacy that provided a full range of pharmacy services combined with over the counter drug store products and extensive health related information and content directed at the senior market segment.

In November of 2000, YesRx introduced the Health Advocate Program. The program targets the special pharmacy needs of specific chronic care communities. The program currently provides specialized pharmacy care to seniors living in extended care facilities and HIV patients. The key point of the program is the service each patient receives from our Health Advocate team. Health Advocate team members perform a range of service well beyond that of an average pharmacy. HIV Health Advocates typically come from the communities they serve and process a comprehensive working knowledge of the disease and its treatments. Services include, personal delivery of medications, counseling, facilitating communication between patients and their physicians, medication compliance, managing patient insurance claims and more. Many times an individual Health Advocate becomes a valued member of a patient's family

The Health Advocate program is based at Classic Care Pharmacy in Los Angeles. From that location the program serves HIV patients in Los Angeles and Orange counties in Southern California.

Classic Care Pharmacy:

In 1997, Classic Care Pharmacy began operations as a provider of specialized pharmacy care for retired seniors. Since that time, Classic Care has steadily increased the number of facilities and patients it serves.

Classic Care provides specialized services for seniors managing complex medication regimes and chronic health conditions. Many times, the elderly are required to take numerous medications daily. In those cases, compliance becomes a crucial matter for the patient as well as the facility caring for the patient. Classic Care fills prescriptions utilizing a computerized system which labels and codes individual patient medications that are then sealed in single dose packets. This system helps reduce the chance of a patient experiencing an adverse drug reaction due to non-compliance while also increasing the time facility care providers have to spend with their patients. Services include daily delivery and management all patient insurance billing claims. Classic Care serves southern California facilities in Los Angeles, Hollywood, Long Beach, Ventura, North Hollywood, Van Nuys, Reseda, Oxnard and other locations. Classic Care serves as the primary fulfillment center for all of Kaire's specialized pharmacy care operations.

Stason Biotech:

In May of 2000, we signed a letter of intent with Stason USA, Inc, which outlined a plan to merge our EZ-TRAC/IPS laboratory business with a similar business of Stason's. The plan also called for the relocation of our laboratory operations to Stason's facilities in Irvine, California. We completed the move of our laboratory business in May 2000 and have subsequently integrated those operations with Stason's.

In February 2001, we formed the new Stason Biotech entity, which contains the merged laboratory businesses. Initially, the new entity will be engaged in the research and development of compounds and testing measures for the treatment of pathogenic viral infections and other medical applications related to solid form prescription drug formation as well as providing contract research and development services to manufacturers of pharmaceutical drugs.

It is Stason's and our intent to make Stason Biotech a publicly reporting entity during calendar year 2001. Both Kaire and Stason have reached an agreement regarding the final terms of the Stason Biotech agreement and are now in the process of making strategic development decisions for the new company.

In January of 2001, Kaire finalized the agreement with Stason USA, Inc., which contributed its EZ Trac lab business in exchange for 40% of the newly formed entity. This divestiture was in furtherance of Kaire's focus on its niche pharmaceutical business

In consideration of Kaire's investment, Kaire received 40% of the initial stock allocation for Stason Biotech. Because the EZ TRAC operation was a net liability, Kaire will show a net gain on the transfer of assets. Any subsequent gain or loss on the Stason Biotech investment will be shown as an adjustment in the investment.

In the first half of 2001, Stason Biotech will focus on two tasks:

 .  Stason Biotech will complete an independent audit of its operations.
 . Stason Biotech will develop the products and services offered by the Company, including pursuing pharmaceutical research contracts and development of strategic relationships overseas.

Stason Pharmaceuticals USA, Inc. is a pharmaceutical company that specializes in product development, pilot scale production, technology transfer and management of technical information and resources for the development of prescription drugs in solid form.

NetFame:

In July 2000, Kaire acquired the rights to the domain name "NetFame.com." Kaire purchased the netfame.com domain address with the intention of developing an interactive online exchange to facilitate communication between the planned subscriber base consisting of emerging actors, models, and musicians, with established industry agents. We have completed research and content development for the site, however, due to current market conditions and the unsuccessful attempts by potential NetFame competitors, we recently decided to indefinitely postpone the release of NETFAME.com until such time as market conditions become more favorable.

Important Events and Accomplishments

Some events have occurred over the past year, which Kaire believes will have a positive effect on Kaire's business. These favorable events, starting from the most recent, are the following:

 .  January 2001:  Kaire finalized the agreement with Stason USA, Inc. that
   ------------
   divested its EZ Trac lab business in exchange for 40% of the newly formed company called Stason Biotech.
 .  November 30, 2000:  Kaire finalized the purchase of Classic Care Pharmacy
   -----------------
   amending the letter of intent signed in June 2000. The Amendment sets the purchase price at $9,500,000 to be paid in a combination of cash and stock. The Amended Agreement calls for an initial cash payment of $1,000,000 plus an additional $2,000,000 to be paid in cash payments of $250,000 each beginning in March 2001 through October 2001. The required amounts are to be funded through outside financing. Thus far, $1,699,000 of the $3,000,000 has been paid. Kaire has issued 15,499,999 common shares as the initial stock portion of the Amended Agreement. The value of the 15,499,999 shares is required to be no less than the balance of the cash owed or at least $.42 per share in order to meet the target price of $9,500,000. If the price of the stock is not equal to or greater than $.42 per share during the period ended October 31, 2001, the Company will be required to issue sufficient additional shares of common stock or pay additional cash to insure that the total consideration paid for the acquisition is $9,500,000. The additional stock must be issued or cash must be paid by November 30, 2001.

   Kaire intends to pay the balance of this liability through equity fundraising and by using profits from Classic Care Pharmacy. Should either of these sources of funds fail to produce adequate capital for the payment of the Classic Care liability, it is possible that Kaire may have to sell Classic Care Pharmacy in order to pay off this debt.

 .  November 13, 2000:  Kaire Holdings, Inc. announces record third quarter sales
   -----------------
   and posted it's first ever-quarterly profit.
 .  November 11, 2000:  YesRx launched the Health Advocate Program.  Along with
   -----------------
   the Health Advocate Program, YesRx debuted a new and improved internet site which incorporates over

   20,000 additional over the counter products as well as new integrated health community destinations for HIV, Senior, Diabetic and Disabled individuals.
 .  June 26, 2000:  Kaire announced that it had completed the first stage of the
   -------------
   strategic agreement with Stason USA. In doing so, Kaire completed the training of Stason technicians and physically relocated the EZ-Trac lab to Stason's Irvine, California facility.
 .  April 19, 2000:  Kaire Holdings, Inc. executed the documents related to the
   --------------
   Classic Care Pharmacy acquisition. Classic Care will serve as a distribution center for YesRx and will aid the Company in developing the targeted Health Advocate program.

Competition

There is significant competition in the health care market segment as well as government regulations which effect companies providing products and services. Many of our competitors are larger, better-financed companies and possess greater access to necessary resources. Although we are attempting to establish ourselves as a provider of specialized pharmacy care products and services to selected niche markets, no assurance can be given that our competitors will not use their advantages over us, and more directly pursue the customers we are attempting to acquire and those who we have already acquired, thereby enhancing their respective share of the specialty pharmaceutical market.

Patents, Licenses and Trademarks

Not Applicable

Royalty Agreements

Not Applicable

Government Regulations

All pharmaceutical retailers are subject to extensive regulation by various federal agencies, including the United States Food and Drug Administration ("FDA"), and by various state agencies, including California Board of Pharmacy. Presently, the Company is compliant with all federal and state regulations related to it's businesses.

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

Research and Development

Not Applicable

Employees

Kaire currently has 33 full-time employees.

ITEM 2.  Description of Property

Kaire Holdings Inc. corporate operations are conducted in a leased facility located in North Hollywood, California. The facility is approximately 1,986 square feet at $1,600 per month. The lease expires in May 2001. Classic Care operations are currently located in a leased facility located in Los Angeles, California. The facility is approximately 3,200 square feet at $4,000.00 per month.

ITEM 3.  Legal Proceedings

Our Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened

ITEM 4.  Submission of Matters to a Vote of Securities Holders

On or about October 1, 1997, a proposal to increase the number of authorized shares to 400,000,000 for the purpose to provide for the merger with Kaire International, Inc. was voted upon and authorized by a majority of Kaire Holdings, Inc. shareholders.

On or about January 30, 1998, a proposal to 1) reverse split the Company's common stock up to and not to exceed a reverse ratio of seventy-five to one, 2) amend the Company's Articles of Incorporation changing the Company name to Kaire Holdings Incorporated and 3) changing the Company's NASDAQ symbol to KAHI was voted and authorized by a majority of Kaire Holdings, Inc. shareholders. These changes became effective on February 19, 1998.

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

------------------------------------------------------------------------------------------------
             1999                             Low                             High
------------------------------------------------------------------------------------------------
First Quarter                                               .16                              .55
------------------------------------------------------------------------------------------------
Second Quarter                                              .03                              .16
------------------------------------------------------------------------------------------------
Third Quarter                                              .081                             .136
------------------------------------------------------------------------------------------------
Fourth Quarter                                             .058                              .14
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
             2000                             Low                             High
------------------------------------------------------------------------------------------------
First Quarter                                               .11                             1.00
------------------------------------------------------------------------------------------------
Second Quarter                                              .16                              .60
------------------------------------------------------------------------------------------------
Third Quarter                                               .13                              .22
------------------------------------------------------------------------------------------------
Fourth Quarter                                            .0625                              .30
------------------------------------------------------------------------------------------------

To date, the Company has not declared or paid dividends on its Common Stock.

As of December 31, 2000, there were approximately 664 shareholders of record of the company's Common Stock.

Recent Sales of Unregistered Securities
---------------------------------------

During the fiscal year ended December 31, 2000, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows: (1) 560,000 shares of common stock were issued for services valued at $75,000; and (2) 15,499,999 shares of common stock were issued as part of the acquisition of Classic Care Pharmacy.

During the fiscal year ended December 31, 1999, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation S, as follows: (1) 34,393,524 shares of common stock were issued for conversion of $1,367,402 of notes payable and $5,104 of interest incurred on these notes, (2) 817,610 shares of common stock were issued for services valued at $65,000. And the Company issued 335,000 shares of common stock for professional fees valued at $19,500, (3) 18,510,000 shares of common stock were issued for options exercised valued $880,500, and (4) 1,275,000 shares of common stock were issued for other compensation valued at $63,750.

     During the fiscal year ended December 31, 1998, to raise capital, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to
     Section 4(2) of the Securities Act of 1933 and pursuant to Regulation S, as follows: (1) 11,106,602 shares of common stock were issued for conversion of $795,000 of notes payable and $80,051 of interest incurred on these notes, (2) 186,806 shares of common stock were issued for services valued at $1,372,229. Some of these expenses were recognized in the prior year,
     (3) 461,437 share of common stock were issued for conversion of debt valued at $142,266, and (4) 337,153 shares of common stock were issued for sale of stock valued at $43,552.

     ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Plan of Operation

     Short-term Objectives:

          . Continue the regional expansion of the Health Advocate Program. . Continue the regional expansion of Classic Care's business.
          .  Make acquisitions of strategic competitors.
          .  Develop strategic Joint Venture relationships.
          .  Execute a "Contract Management Agreement" with Stason Biotech.

     Kaire recently made the decision to eliminate certain YesRx.com e-commerce operations to focus more of its resources on its Classic Care and Health Advocate operations. The decision was based on a number of factors including the poor performance of the online retail pharmacy, the general slow growth projections for the next few years, the high cost of customer acquisition and retention and the ongoing costs associated with maintaining YesRx.com at a competitive level. YesRx.com did expand its customer base of retail Internet customers, however, that growth fell far below expectations. We anticipate that these actions will reduce operating expenses with a nominal impact on revenues. Going forward, YesRx.com will serve as a marketing and organizational platform for the Health Advocate program.

     Long-term Objectives:

          .  Expand the Health Advocate Program to a national level.
          . Secure development products and business-opportunities for Stason Biotech.

     There is no expected or planned sale of significant equipment by Kaire.

     Excluding any potential acquisition, the Company's work force is expected to increase at a rate equal to actual increases of our business operations.

     Management is of the opinion that sufficient working capital will be available from internal operations and from outside sources during the next twelve months thereby enabling Kaire to meet its obligations and commitments as they become payable. Historically, Kaire has been successful in its efforts to secure working capital from private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants.

     Results of Operations
     ---------------------

     For Years Ended December 31, 2000 and December 31, 1999
     -------------------------------------------------------

     Net revenue for the year ended December 31, 2000 was $5,707,700 as compared to $259,545 for the same period in 1999, or an increase of $5,448,155. The increase in net revenues was due to the inclusion of the third and forth quarter revenues of Classic Care Pharmacy.

     Gross profit for the year ended December 31, 2000 was $1,651,069 as compared to $170,300 for the same period in 1999, or an increase of $1,480,769. This increase in gross profit was attributable to Classic Care Pharmacy.

     Selling, general and administrative expense ("SG&A") for the period ending December 31, 2000 was $3,949,357 as compared $1,005,367 for the same period in 1999, or an increase of $2,943,990. Of this increase in SG&A, approximately $685,000 was attributable to gross wages for Classic Care Pharmacy and Kaire Holdings employees and $1,577,265 was attributable to compensation expense relating to the grant of stock options to employees and consultants. The remainder of the increase was attributable to accounting, advertising, consultants, printing and promotional materials for Classic Care Pharmacy and the Health Advocate Program.

     Interest expense was $32,506 for the year ended December 31, 2000 as compared to $82,250 for the same period in 1999, or a decrease of $49,774. The December 31, 2000 interest expense decrease is primarily a result of retiring debt accounts incurred prior to fiscal year 2000, offset by interest incurred on 10% convertible notes issued in October of 2000.

     Other income was $251,243 as compared to $457,309 for the same period in 1999, or a decrease of $206,066.

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

     December 31, 2000

     On December 31, 2000 the Company had assets of $11,635,029 compared to $160,000 on December 31, 1999. The Company had a total stockholder's equity of $7,171,164 on December 31, 2000 compared to a deficit of $586,426 on December 31, 1999, an increase of $7,757,590. This increase for the year ended December 31, 2000 was the result of asset acquired in the Classic Care Pharmacy transaction.

     As of December 31, 2000 the Company's working capital position decreased $1,251,046 from a negative $505,426 at December 31, 1999 to a negative $1,756,472 at December 31, 2000. This result was attributed to a $2,853,592 increase in accounts payable and accrued expenses, offset by a $1,017,350 increase in accounts receivable, a $385,219 increase in inventories, a $181,048 increase in cash, and the remainder due to an increase in other current assets over the same period in 1999.

     Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $2,413,175 and $472,537 for the years ended December 31, 2000 and 1999, respectively. The Company also had a net working deficit of $1,756,472 and $505,426 for the years ended December 31, 2000 and 1999 respectively. Additionally, the Company must raise additional capital to meet its funding commitments for the acquisition of Classic Care, Inc. These factors raise doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     ITEM 7.  Financial Statements

     The report of independent auditors and financial statements are set forth in this report beginning on page F-1.

     ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

     PART III

     ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          The Company's current officers and directors consist of the following persons:

     ---------------------------------------------------------------------------
      Name                      Age       Office                          Since
     ---------------------------------------------------------------------------
      Steven R. Westlund        54        Chairman and CEO                1995
     ---------------------------------------------------------------------------
      Owen M. Naccarato         51        Secretary, Director and CFO     1997
     ---------------------------------------------------------------------------
      Mark L. Baum              28        President                       1999
     ---------------------------------------------------------------------------
      Asher Gottesman           27        Director                        2000
     ---------------------------------------------------------------------------

     Steven Westlund has been the Chief Executive Officer and a director of Kaire since May 1995 and was elected Chairman of the Board in December 1995. Mr. Westlund was Chairman of the Board and Chief Executive Officer of Vitafort International Corporation from May 1993 through May 1995. Vitafort manufactured and sold fat free foods. From January 1991 to May 1993, Mr. Westlund was Chief Executive Officer of Lorenz/Germaine Incorporated and concurrently from January 1991 to June 1992 he acted as Chairman and Chief Executive Officer of Auto Giant. Mr. Westlund specializes in corporate restructuring and the development and marketing of specialized products and services.

     Owen Naccarato Joined Kaire in July 1997 as Chief Financial Officer and Secretary on a one- year renewable contract and was elected to the board of directors in January 1998. Mr. Naccarato has held various operating positions, most recently as Chief Financial Officer for Bikers Dream, Inc. a NASDAQ traded motorcycle assembler and parts distributor and divisional vice president/controller for Baxter Healthcare, Inc., a NYSE traded health care manufacturer and distributor. Mr. Naccarato is a licensed attorney and is a member of the California State Bar Association. He is also a Certified Public Accountant.

     Mark Baum joined Kaire in July of 1999 as the President. Mr. Baum has several years of experience in creating and developing start-up enterprises -from retail to manufacturing to internet-based businesses. Mr. Baum holds a BA from the University of Texas at Arlington, and a Juris Doctorate from California Western School of Law. Mr. Baum is a member of the America Bar Association and is a licensed attorney in the State of California.

     Asher Gottesman joined Kaire as a Director in August of 2000. Mr. Gottesman served as a Partner of Amazing Savings Outlet Stores, a 40-unit retail business with sales of more than 60 million dollars per year. Mr. Gottesman is currently a partner in a real estate and investment trust, which controls more than 50 million dollars in assets. Mr. Gottesman joined the Kaire Board of Directors through his association with Classic Care Pharmacy. In 1993, Mr. Gottesman earned a BA in Economics from Yeshiva University.

     On May 26, 2000, Asher Gottesman was granted an option to purchase 2,000,000 shares of common stock at an option price of $.05 for work perform in connection with a consulting agreement. Subsequent to this date, Mr. Gottesman became a director of Kaire Holdings. These options were granted prior to Mr. Gottesman becoming a director.


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

     ITEM 10.  Executive Compensation

     The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended December 31, 2000 and 1999, respectively, to the Company's Chief Executive Officer, President and Chief Financial Officer during such period.

     Summary Executive Compensation Table

--------------------------------------------------------------------------------------------------------------------------
Payouts                   Annual Compensation                                 Long Term Compensation Awards
--------------------------------------------------------------------------------------------------------------------------
(a)           (b)       (c)        (d)            (e)             (f)             (g)            (h)             (i)
--------------------------------------------------------------------------------------------------------------------------
Name and     Year     Salary      Bonus      Other Annual      Restricted      Securities        LTIP         All Other
Principal                                   Compensation ($)      Stock        Underlying       Payouts     Compensation ($)
Position                                                       Awards ($)     Options/SAR (#)     ($)
--------------------------------------------------------------------------------------------------------------------------
CEO           2000   100K                                                         4,833,333
--------------------------------------------------------------------------------------------------------------------------
President     2000   75K                                                          3,333,333
--------------------------------------------------------------------------------------------------------------------------
CFO           2000   87K                                                          3,333,333
--------------------------------------------------------------------------------------------------------------------------
Total:               262K
--------------------------------------------------------------------------------------------------------------------------
Directors            187K
as a Group
--------------------------------------------------------------------------------------------------------------------------

     Options/SAR Grants in the Last Fiscal Year

---------------------------------------------------------------------------------------------------------
Name                  Number of Securities     % of Total Options/SARS     Exercise or   Expiration Date
                    Underlying Options/SARS    Granted to Employees in     Base Price
                            Granted                  Fiscal Year
---------------------------------------------------------------------------------------------------------
Steven R. Westlund                 6,000,000                          40           $.05  April 2005
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Owen M. Naccarato                  4,500,000                          30           $.05  April 2005
---------------------------------------------------------------------------------------------------------
Mark L. Baum                       4,500,000                          30           $.05  April 2005
---------------------------------------------------------------------------------------------------------

     Employment Agreements
     ---------------------

     Chief Executives Officer's compensation
     ---------------------------------------

     On April 1, 2000, Mr. Westlund signed a three-year employment agreement (attached hereto as Exhibit 10.36). The contract calls for Mr. Westlund to be paid a base salary of $8,333.33 per month for the first year of the term. Mr. Westlund's base salary shall increase 15 % per year for the second year and third years, respectively, per the agreement.

     Although Mr. Westlund's Employment Agreement states that his salary is to be $8,333.33 per month, his actual pay has been $ 4,000.00 per month. Mr. Westlund is entitled to be paid the balance of his monthly compensation in either cash or equity. Additionally, Mr. Westlund has been granted an option to purchase up to 6 million shares of Kaire Common Stock over the next 5 years at an option price of 5 cents ($ 0.05) per share. To date, Mr. Westlund has exercised 1,166,667 shares of the Company's Common Stock.

     Chief Financial Officer Compensation:
     ------------------------------------

     On April 1, 2000, Mr. Naccarato signed a three-year employment agreement (attached hereto as Exhibit 10.37). The agreement calls for Mr. Naccarato to be paid a base salary of $ 7,250.00 per month for the first year of the term. Mr. Naccarato's base salary shall increase 15 % per year for the second year and third years, respectively, per the agreement.

     Although Mr. Naccarato's Employment Agreement states that his salary is to be $7,250.00 per month, his actual pay has been $ 4,000.00 per month. Mr. is entitled to be paid the balance of his monthly compensation in either cash or equity. Additionally, Mr. Naccarato has been granted an option to purchase up to 4.5 million shares of Kaire Common Stock over the next 5 years at an option price of 5 cents ($ 0.05) per share. To date, Mr. Naccarato has exercised 1,166,667 shares of the Company's Common Stock.

     President's Compensation:
     ------------------------

     On April 1, 2000, Mr. Baum signed a three-year employment agreement (attached hereto as Exhibit 10.35). The agreement calls for Mr. Baum to be paid a base salary of $ 6,250.00 per month for the first year of the term. Mr. Baum's base salary shall increase 15 % per year for the second year and third years, respectively, per the agreement.

     Although Mr. Baum's Employment Agreement states that his salary is to be $6,250.00 per month, his actual pay has been $ 4,000.00 per month. Mr. is entitled to be paid the balance of his monthly compensation in either cash or equity. Additionally, Mr. Baum has been granted an option to purchase up to 4.5 million shares of Kaire Common Stock over the next 5 years at an option price of 5 cents ($ 0.05) per share. To date, Mr. Baum has exercised 1,166,667 shares of the Company's Common Stock.

     Compensation of Directors:
     --------------------------

     Directors receive no remuneration for their services as directors at this time.

     The Company offers disability insurance to all its employees and health insurance to certain employees. The Company has adopted no retirement, pension, profit sharing or other similar programs.

     ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2000 based on information available to the Company by (I) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

     ------------------------------------------------------------------------------------------
     Name and Address                Shares Beneficially Owned (1)          Percent of Class
     ------------------------------------------------------------------------------------------
     Steven R. Westlund               4,833,333                             4.10 %
     7348 Bellaire Avenue
     North Hollywood, CA  91605
     ------------------------------------------------------------------------------------------
     Owen M. Naccarato                3,333,333                             2.83 %
     7348 Bellaire Avenue
     North Hollywood, CA  91605
     ------------------------------------------------------------------------------------------
     Mark L. Baum                     3,333,333                             2.83 %
     7348 Bellaire Avenue
     North Hollywood, CA  91605
     ------------------------------------------------------------------------------------------

     (1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of the registration statement upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days of the date of this registration statement have been exercised. Unless otherwise indicated, the company believes that all persons named in the table have voting and investment power with respect to all shares of common stock beneficially owned by them.

     ITEM 12.  Certain Relationships and Related Transaction

          The Company's Audit committee currently consists of Owen Naccarato, the Company's Chief Financial Officer and Asher Gottesman, an outside director.

          The company's Audit Committee will review any transactions with affiliates and make its recommendation to the Board of Directors to ensure such transactions are at arms length.

          The company's Board will follow the advice of the Audit committee on transactions that could have the potential appearance of not being at arms length transaction.

     ITEM 13.  Exhibits, List and Reports in Form 8-K

          (a) Exhibits

           3.     Articles of Incorporation and bylaws of the Company, as
                  amended. (1)
           4.1 Form of Warrant Agreement between the Company and Jersey Stock Transfer and Trust Company, including the Form of Warrant (as modified). (4)
           4.2    Form of Stock Purchase Warrant (issued with promissory note).
                  (2)
           10.1 License Agreement between F.A.T. Co. Research, Inc. and Dynamic Products, Inc. (1)
           10.2 Agreements between F.A.T. Co. Research, Inc. and Dr. Shell and Jackie See for Development and Exploitation of Patented Invention. (1)
           10.3 Consulting Agreements between See/Shell and Drs. Dr. Shell and Jackie See. (1)
           10.4 Original Equipment Manufacturing Agreement between Olympus Corporation and E-Z Trac, Inc. (3)
           10.5 Distribution Agreement between E-Z Trac Inc., and Triton Technology, Inc. (3)
           10.6 Employment Agreement between the Company and William Peizer, Jr. dated December 24, 1992. (4)
           10.7 Agreement between William Peizer, Jr. and Clark M. Holcomb dated February 1, 1993. (4)
           10.8 Exchange of Stock Agreement and Plan of Reorganization among the Company, Venus Management, Inc. and the stockholders of Venus Management, Inc. (4)
           10.9 Co-Management Agreements dated June 30, 1993 between Venus Management, Inc. and Medical Funding of America, Inc. (4)
           10.10 Agreement dated June 30, 1993 between Venus Management, Inc. and Medical Funding of America, Inc. (4)
           10.11 Letter dated August 20, 1993 between the Company and Lewis, D'Amato, Brisbois & Bisgaard re Debt Conversion Agreement. (4)
           10.12 Letter agreement dated March 13, 1993 between the Company and Clark M. Holcomb; Sale of Stock Agreement, dated November 1, 1992 by and between the Company and Clark M. Holcomb; and related Promissory Note from Clark M. Holcomb to the Company.
                  (4)
           10.13 Agreement concerning MRI System, dated as of February 10, 1994 by and between Siemens Credit Corporation, Venus Management, Inc., the Company, Medical Funding of America, Inc. and Tri-County Mobile MRI, L.P. and related Transfer of Interest Agreement, Corporate Guaranty by the Company, Amendment to Promissory Note of Medical Funding of America, Inc. payable to Siemens Credit Corporation and Agreement concerning Lease Payment between Venus Management, Inc. and Tri-County Mobile MRI, L.P. (4)

           10.14 Agreement dated August 27, 1992 by and between Dr. William Shell and Clark M. Holcomb related to shares of the
                   Company's Common Stock owned by Dr. Shell. (4)
           10.15   Agreement dated September 23, 1993 by and between
                   Ladenburg, Thalmann Co., Inc. and the Company. (4)
           10.16   Consulting Agreement for Financial Public Relations dated
                   as of February 25, 1994 by and between the Company and
                   Robert Bienstock and Richard Washor. (4)
           10.17   License Agreement, dated March 23, 1994 by and between
                   Effective Health, Inc. and KCD Incorporated. (4)
           10.18   Professional Services Agreement, dated April 15, 1994 by
                   and between RAI Finanz, and the Company. (4)
           10.19   Consulting Agreement and Stock Plan dated as of August 25,
                   1994 by and between the Company and Hy Ochberg. (4)
           10.20   Memorandum of Understanding dated as of August 16,1994 by
                   and between the Company and Raifinanz (USA), Inc. (4)
           10.21 Resonex Equipment Lease as of June 30, 1993 between Venus Management Company and Medical Funding of America. (4)
           10.22   Becton Dickenson Supply Agreement dated November 2, 1994. (4)
           10.23   Number skipped
           10.24 2nd & Final Revised Proposal to Acquire Pastels International, Incorporated (6)
           10.25   Revised Proposed Acquisition of Nutra Quest, Incorporated (6)
           10.26   Number skipped
           10.27   The 1998 Stock Compensation Plan (7)
           10.28   The Amendment to the 1998 Stock Compensation Plan (8)
           22.1    Subsidiaries of the Company & See/Shell Biotechnology, Inc.
                   (1)
           22.2 Subsidiaries of the Company & E-Z Trac, Inc.-Articles of Incorporation, Amendments and By-Laws. (1)
           22.3 Subsidiaries of the Company & Effective Health, Inc.-Articles of Incorporation, Amendments and By-Laws. (1)
           22.4 Subsidiaries of the Company & Venus Management, Inc. Certificate of Incorporation, Amendments and By-Laws. (Included in Exhibit 10.9.)
            ________________________________________
                   (1) Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on August 7, 1990, and incorporated herein by reference.
                   (2) Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on February 12, 1991, and incorporated herein by reference.
                   (3) Previously filed as an exhibit to the Company's registration statement on Form S-1 8, file number 33-17548-NY, as amended on June 24, 1991, and incorporated herein by reference.

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

     (b)  Reports on Form 8-K:

     The company filed the following reports on Form 8-K during the quarters ended June 30, 2000 and September 31, 2000:

     1. Form 8-K dated June 22, 2000 reporting the acquisition of Classic Care Pharmacy.

     2. Form 8-K dated April 9, 1999 reporting a change in the Company's independent account and the resignation of Peter Benz as the Company's President and Board member.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Kaire Holdings Incorporated

                                 By: /s/  Steven R. Westlund
                                     -------------------------------
                                     Steven R. Westlund Chief Executive Officer

                                 Dated:   April 13, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Steven R. Westlund                                     April 13, 2001
----------------------------------------------
Steven R. Westlund Chief Executive Officer and
Director


/s/  Owen M. Naccarato                                      April 13, 2001
----------------------------------------------
Owen M. Naccarato Chief Financial Officer and
Director

/s/  Asher Gottesman                                        April 13, 2001
----------------------------------------------
Asher Gottesman, Director

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                          DECEMBER 31, 2000 AND 1999

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES

                              Financial Statements

                           December 31, 2000 and 1999

Report of Independent Certified Public Accountants                F-1

Consolidated Balance Sheets                                 F-2 - F-3

Consolidated Statements of Operations                             F-4

Consolidated Statements of Stockholders' Deficit                  F-5

Consolidated Statements of Cash Flows                       F-6 - F-8

Notes to Consolidated Financial Statements                 F-9 - F-32

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Kaire Holdings Incorporated

We have audited the accompanying consolidated balance sheets of Kaire Holdings Incorporated and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaire Holdings Incorporated and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise doubts about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Pohl, McNabola, Berg & Company LLP
March 27, 2001

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        As of December 31, 2000 and 1999

                                     ASSETS
                                                                 2000            1999
                                                           -------------     ------------
Current assets
   Cash and cash equivalents                               $    311,716      $    130,668
   Accounts receivable, net of allowance of doubtful
   accounts of $397,362 and $1,000 respectively               1,046,682            29,332
   Inventory                                                    385,219                 -
   Deposits                                                       4,750                 -
   Other current asset                                           14,179                 -
                                                           -------------     ------------
     Total current assets                                     1,762,546           160,000
                                                           -------------     ------------

Noncurrent assets
   Debt issuance costs                                           76,541                 -
   Property and Equipment, net of accumulated depreciation      278,147                 -
   Note Receivable-related party                                280,500                 -
   Investments                                                   30,028                 -
   Other non-current assets                                       5,000
   Goodwill, net of accumulated amortization                  9,202,267                 -
                                                           -------------     ------------
     Total noncurrent assets                                  9,872,483                 -
                                                           -------------     ------------
          Total assets                                     $ 11,635,029      $    160,000
                                                           =============     ============


                                   (continued)

  The accompanying notes are an integral part of these financial statements.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (continued)
                        As of December 31, 2000 and 1999

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current Liabilities
   Notes payable                                                 $          -     $     25,000
   Accounts payable and accrued expense                             1,960,029          640,426
   Income tax payable                                                   4,000                -
   Due to Stason Biotech                                              175,000                -
   Sales tax payable                                                    5,727                -
   Note payable-Acquisition                                         1,301,000                -
   Capital leases-short term                                           73,262                -
                                                                 ------------     ------------

     Total current liabilities                                      3,519,018          665,426

  Long term liabilities
   Convertible notes payable and debentures                           821,000           81,000
   Capital leases-long term                                           123,847                -
                                                                 ------------     ------------

     Total long term liabilities                                      944,847           81,000
                                                                 ------------     ------------

       Total liabilities                                            4,463,865          746,426
                                                                 ------------     ------------

Stockholders' deficit
   Common stock, $0.001 par value
     400,000,000 shares authorized; 117,765,033
     And 77,197,000 shares issued and outstanding, respectively       117,765           77,197
   Common Stock Subscriptions Receivable                              (20,000)               -
   Additional paid in capital                                      40,671,855       30,521,658
   Accumulated deficit                                            (33,598,456)     (31,185,281)
                                                                 ------------     ------------

       Total stockholders' deficit                                  7,171,164         (586,426)
                                                                 ------------     ------------
          Total liabilities and stockholders' deficit            $ 11,635,029     $    160,000
                                                                 ============     ============

  The accompanying notes are an integral part of these financial statements.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                For the Periods Ending December 31, 2000 and 1999

                                                           2000           1999
                                                      --------------  -------------
      Revenues                                        $   5,707,700        259,545

      Cost of goods sold                                  4,056,631         89,245
                                                      --------------  -------------

      Gross Profit                                        1,651,069        170,300
                                                      --------------  -------------

      Operating expenses
       Research and development                                   -            153
       Depreciation and Amortization                        329,625          8,776
       Selling, general, and administrative expenses      3,949,357      1,005,367
                                                      --------------  -------------

        Total operating expenses                          4,278,982      1,014,296
                                                      --------------  -------------

      Loss from operations                               (2,627,913)      (843,996)
                                                      --------------  -------------

      Other income (expenses)
       Interest expense                                     (32,506)       (82,250)
       Other income (expense)                                     -        354,479
       Non-cash miscellaneous income                        185,403         27,326
       Write-down of accounts payable                        60,812         75,504
       Equity in earnings of Stason Biotech                   5,028              -
                                                      --------------  -------------
        Total other income (expenses)                       218,738        375,059
                                                      --------------  -------------
      Loss before provision for income taxes             (2,409,175)      (468,937)

      Provision for income taxes                              4,000          3,600
                                                      --------------  -------------
      Net loss                                        $  (2,413,175)      (472,537)
                                                      ==============  =============
      Basic loss per share                            $      (0.023)        (0.013)
                                                      ==============  =============
      Diluted loss per share                          $      (0.023)        (0.013)
                                                      ==============  =============
      Weighted-average shares outstanding - basic       104,953,458     36,251,628
                                                      ==============  =============
      Weighted-average shares outstanding - diluted     104,953,458     36,736,986
                                                      ==============  =============

  The accompanying notes are an integral part of these financial statements.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
               For the Periods Ending December 31, 2000 and 1999

                                                                 Common stock     Additional
                                          Common Stock           Subscription       Paid-In      Accumulated
                                    -------------------------
                                       Shares        Amount       Receivable        Capital         Deficit         Total
                                    ------------   ----------   --------------   -------------  -------------   -------------
Balance, December 31, 1998            15,387,384   $   15,387   $            -   $  28,086,764  $ (30,712,744)  $  (2,610,593)

Issued for conversion                 32,866,250       32,866                        1,281,784                      1,314,650
of notes payable

Issued for convertible note
interest                                 208,482          208                            4,896                          5,104

Issued for professional services         335,000          335                           19,165                         19,500

Issued for services                      817,610          818                           64,182                         65,000

Issued for conversion of debt          7,678,708        7,679                          162,769                        170,448

Issued for options exercised          17,310,000       17,310                          788,190                        805,500

Issued for other compensation          1,275,000        1,275                           62,475                         63,750

Beneficial Conversion                  1,318,792        1,319                           51,433                         52,752

Net loss                                                                                             (472,537)       (472,537)
                                    ------------   ----------   --------------   -------------  -------------   -------------

Balance, December 31, 1999            77,197,226   $   77,197   $            -   $  30,521,658  $ (31,185,281)  $    (586,426)
                                    ------------   ----------   --------------   -------------  -------------   -------------

Issued for conversion
of notes payable                         200,000          200                            9,800                         10,000

Issued for convertible note
interest                                 389,110          389                           17,611                         18,000

Issued for professional services       2,123,168        2,123                           91,933                         94,056

Issued for services                    4,140,000        4,140                          305,860                        310,000

Issued for investment-NetFame             50,000           50                            4,950                          5,000

Issued for conversion of debt            596,550          597                           26,248                         26,845

Issued for options exercised          16,456,980       16,457                        1,633,142                      1,649,599

Issued for Lost certificates           1,112,000        1,112                           (1,112)                             -

Shares issued for Acquisition         15,499,999       15,500                        6,484,500                      6,500,000

Deferred compensation expense                               -                -        (463,135)                      (463,135)

Issued for employee compensation               -            -                        2,040,400                      2,040,400

Stock Subscriptions receivable                 -            -          (20,000)                                       (20,000)

Net loss                                                                                           (2,413,175)     (2,413,175)
                                    ------------   ----------   --------------   -------------  -------------   -------------

Balance, December 31, 2000           117,765,033   $  117,765   $      (20,000)  $  40,671,855  $ (33,598,456)  $   7,171,164
                                    ============   ==========   ==============   =============  =============   =============

  The accompanying notes are an integral part of these financial statements.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                       As of December 31, 2000 and 1999


                                                                                        2000            1999
                                                                                    ------------    ------------
Increase (decrease) in cash and cash equivalents
 Net (loss)                                                                         $ (2,413,175)   $   (472,537)
 Adjustments to reconcile net loss to net cash used
 in operating activities
  Depreciation and amortization                                                           53,160          16,035
  Amortization of goodwill                                                               276,465               -
  Allowance for bad debts                                                                324,648
  Common stock issued for services                                                       310,000          65,000
  Common stock issued for conversion of debt                                                   -         170,448
  Common stock issued for conversion of note payable                                           -       1,314,650
  Common stock issued for professional services                                           94,056          19,500
  Common stock issued in payment of interest                                              13,099           5,104
  Common stock issued for other compensation                                                   -          63,750
  Charge related to beneficial conversion feature of convertible debentures                    -          52,752
  Stock options issued for services at below the fair market
   value of the stock on the date of the grant                                         1,577,265               -
  Non-cash other expenses (Income)                                                        (5,028)        (34,087)
                                                                                    ------------    ------------

  Total adjustments to net income                                                   $    230,490    $  1,200,615
                                                                                    ------------    ------------

Cash flow from operating activities:
 Changes in assets and liabilities
  Trade accounts receivable                                                         $ (1,413,712)   $     32,689
  Inventories                                                                           (385,219)         98,446
  Deposits                                                                                     -           9,500
  Prepaid expenses and other current assets                                              (14,179)              -
  Debt Issuance cost                                                                     (76,541)              -
  Income and Sales tax payable                                                             9,727               -
  Accrued interest on convertible notes                                                   14,602               -
  Accounts payable and accrued expenses                                                1,319,604        (863,313)
                                                                                    ------------    ------------

  Cash flow generated by (used in) operating activities                             $   (315,228)   $    477,937
                                                                                    ------------    ------------

Cash flow from investing activities:
  Purchase of property, equipment and leaseholds                                    $    (48,823)   $          -
  Note Receivable - related party                                                       (280,500)              -
  Other Investments                                                                      (25,000)
  Investment in Classic Care                                                          (1,112,500)              -
  Due to Stason Biotech                                                                  175,000               -
                                                                                    ------------    ------------

  Net cash generated by (used in) investing activities                              $ (1,291,823)   $          -
                                                                                    ------------    ------------

  The accompanying notes are an integral part of these financial statements.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
                       As of December 31, 2000 and 1999


                                                                                 2000            1999
                                                                             ------------    ------------
Cash flow from financing activities:
    Change in Notes Payable                                                  $    (25,000)   $ (1,159,100)
    Payment on Note payable - Classic Care                                       (586,500)              -
    Common stock issued for options exercised for cash                          1,649,599         805,500
    Proceeds from convertible debenture                                           750,000
                                                                             ------------    ------------

            Net cash generated by (used in) financing activities             $  1,788,099    $   (353,600)
                                                                             ------------    ------------

            Net (decrease) increase in cash
            and cash equivalents                                             $    181,048    $    124,337
                                                                             ------------    ------------

            Cash and cash equivalents at beginning of year                        130,668           6,331
                                                                             ------------    ------------

            Cash and cash equivalents at end of year                         $    311,716    $    130,668
                                                                             ============    ============

Supplementary disclosures of cash flow information
    Cash paid during the year for

      Interest                                                               $          -    $     13,912
      Income taxes                                                           $      7,264    $      1,600

Supplemental schedule of non-cash investing and financing activities: During the year ended December 31, 2000, the Company entered into the following non-cash transactions:

    Issued 589,110 shares of common stock for conversion of $10,000 of notes payable, and $18,000 of accrued interest.

    Issued 4,140,000 shares of common stock for services valued at $310,000

    Issued 2,123,168 shares of common stock for professional fees valued at $94,056

    Issued 596,550 shares of common stock for conversion of debt valued at $26,845.

    Issued 15,499,999 shares of common stock for acquisition of Classic Care Pharmacy valued at $6,500,000

    Issued 50,000 shares of common stock for investment in NetFame.com valued at $5,000

The accompanying notes are an integral part of these financial statements

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
                       As of December 31, 2000 and 1999


Supplemental schedule of non-cash investing and financing activities:
(continued)

     In May 2000, the Company acquired 100% of stock of Classic Care Pharmacy

          Assets acquired:
             Non-cash working capital assets                                       $     471,960
             Property & Equipment, net of accumulated depreciation of $107,348           282,485
             Goodwill                                                                  9,478,732
                                                                                   -------------
                                                                                      10,233,177
          Liabilities assumed:
             Accounts payable                                                            486,427
             Long term liabilities                                                       246,750
                                                                                   -------------
                                                                                         733,177

          Cost of net assets acquired                                              $   9,500,000
                                                                                   =============

          Payment for net assets acquired:
             Cash paid at closing                                                  $   1,112,500
             Notes issued to stockholders of acquired company                          1,887,500
             15,499,999 shares issued for the acquisition                              6,500,000
                                                                                   -------------
                                                                                   $   9,500,000
                                                                                   =============

  The accompanying notes are an integral part of these financial statements

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000


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

     In 1999, the Company formed YesRx.com, Inc., an Internet drugstore focused on pharmaceuticals, health, wellness and beauty products. The Internet web site targets Internet shoppers and in particular, the senior citizen. YesRx.com focuses on chronic care as opposed to emergency needs and works mainly with the patient who has regular medication needs and multiple refills.

     During 2000, the Company completed a reorganization of the Company, which included the transfer of the assets of EZ TRAC, Inc. to a new corporation, Stason Biotech, Inc., in exchange for 40% of the outstanding common stock of the new corporation and the acquisition of Classic Care Pharmacy, which provides prescription medication services to seniors living in extended care facilities in Southern California. These transactions reflected management's strategic plan to move the Company from providing medical testing and laboratory analysis to becoming a provider of prescription medication and supplies to senior citizens and individuals needing chronic care.

     In November of 2000, the Company advanced its business strategy with the introduction of the YesRx Health Advocate Program. The Health Advocate Program provides medication compliance programs to HIV/AIDS, diabetic and senior health communities.


     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of Kaire and its wholly owned subsidiaries (collectively the "Company"). The Company's subsidiaries include See/Shell Biotechnology, Inc., E-Z TRAC, Inc., Venus Management, Inc., EFFECTIVE Health, Inc, and Classic Care Pharmacy, Inc. Only Classic Care Pharmacy, Inc, has current operations; the remaining subsidiaries are dormant. Intercompany accounts and transactions have been eliminated upon consolidation.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     Concentration of cash
     ---------------------

     The Company at times maintains cash balances in excess of the federally insured limit of $100,000 per institution. Uninsured balances as of December 31, 2000 were $11,907.

     Revenue Recognition
     -------------------

     The Company recognizes revenue at the time the product is shipped to the customer or services are rendered. Outbound shipping and handling charges are included in net sales. A significant portion of the Company's sales is within the United States. International sales are minimal.

     Net Loss Per Share
     ------------------

     Income (loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic EPS is computed as net income (loss) applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities when the effect would be dilutive.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Inventory
     ---------

     Inventory consists primarily of pharmaceuticals and health care products and is stated at the lower of cost or market (First-in, First-out, basis).

     Property and Equipment
     ----------------------

     Furniture and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to seven years. Amortization of leasehold improvements and assets financed under capital leases is computed using the straight-line method over the shorter of the useful life of the asset or the life of the respective lease.

     Expenditures for additions and major improvements are capitalized. Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

     Goodwill
     --------

     The Company capitalized as goodwill the excess acquisition costs over the fair value of net assets acquired, in connection with business acquisitions, which costs were being amortized on a straight-line method over 20 years. The carrying amount of goodwill will be reviewed periodically based on the undiscounted cash flows of the entities acquired over the remaining amortization period.

     Research and Development
     ------------------------

     Research and development expenses consist principally of payroll and related expenses for development of the contrast microspheres. All research and development costs are expensed as incurred.

     Income Taxes
     ------------

     The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Income Taxes (continued)
     ------------------------

     and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     Fair Value of Financial Instruments
     -----------------------------------

     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. SFAS NO. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. For certain of the Company's financial instruments, including cash and cash equivalents and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

     Stock-Based Compensation
     ------------------------

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

     The Company determined that it will not change to the fair value method and will continue to use the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Comprehensive Income (Loss):
     ---------------------------

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which is effective for financial statements for periods beginning after December 15, 1997. This pronouncement establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the years ended December 31, 2000 and 1999, comprehensive loss is equivalent to the Company's net loss.

     Long -lived assets
     ------------------

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

     Advertising Costs
     -----------------

     The Company expenses advertising costs as they are incurred. Advertising costs for the year ended December 31, 2000 were $19,600.

     Reclassifications
     -----------------

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentations.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Segment and Geographic Information
     ----------------------------------

     The FASB issued SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information" effective in 1998. SFAS 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to shareholders, on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. It also established standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in only one segment.

     Other Accounting Pronouncements
     -------------------------------

     In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000, and has been adopted by the Company for the year ending December 31, 2000. The Company does not believe that the adoption of the provisions of SFAS No. 133 will have a material impact on its financial position or results of operations, as the Company does not have any derivative instruments.

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective Date of FASB Statement No. 133,". The statement is effective for periods beginning after June 1999 and amends paragraph 48 of SFAS No. 133 and supersedes paragraph 50 of SFAS No. 133. The Company does not believe that the adoption of the provisions of SFAS No. 137 will have a material impact on its financial position or results of operations.

     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133," The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of the provisions of SFAS No. 138 will have a material impact on its financial position or results of operations.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Other Accounting Pronouncements (continued)
         -------------------------------------------

         In March 2000, the FASB released Interpretation No.44, " Accounting for Certain Transactions Involving Stock Compensation." This Interpretation addresses certain practice issues related to APB Opinion No.25. The provisions of this Interpretation are effective July 1, 2000, and, except for specific transactions noted in paragraphs 94-96 of this Interpretation, shall be applied prospectively to new awards, exchanges of awards in business combinations, modifications to an outstanding award, and exchanges in grantee status that occur on or after that date.

         Certain events and practices covered in Interpretation No. 44 have different application dates, and events that occur after an application date but prior to July 1, 2000, shall be recognized only on a prospective basis. Accordingly, no adjustment shall be made upon initial application of the Interpretation to financial statements for periods prior to July 1, 2000. Thus, any compensation cost measured upon initial application of this Interpretation that is attributed to periods prior to July 1, 2000 shall not be recognized. The Company has adopted the provisions of this Interpretation starting July 1, 2000.


NOTE 2 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $2,413,175 and $472,537 for the years ended December 31, 2000 and 1999, respectively. The Company also had a net working deficit of $1,756,472 and $505,426 for the years ended December 31, 2000 and 1999 respectively. Additionally, the Company must raise additional capital to meet its funding commitments for the acquisition of Classic Care, Inc. These factors raise doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 2000

NOTE 3 - INVESTMENTS

         Investments as of December 31, 2000 consist of the following:

                             Stason Biotech, Inc. $             5,028
                             Ebility, Inc.                     25,000
                                                  --------------------
                                                  $            30,028
                                                  ====================

         The investment in Stason Biotech, made during 2000, represents the Company's 40% share of earnings in this company for the year ended December 31, 2000 as recorded under the equity method of accounting. The investment in Ebility, made during 2000, is recorded under the cost method of accounting.

         The Company's investment in KII, Inc., a multi-level marketing company, was written off during 1999.


NOTE 4 - NOTES RECEIVABLE--RELATED PARTY

         As of December 31, 2000, the Company holds a $280,000 note receivable from one of its shareholders. The note is due upon demand and bears no interest.


NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2000 and 1999 consisted of the following:

                                                           2000         1999
                                                        ----------   ----------
         Furniture and equipment                        $  675,945   $  460,076
         Leasehold improvements                                  -      431,397
                                                        ----------   ----------
                                                           675,945      891,473
         Less accumulated depreciation and
          amortization                                     397,798      891,473
                                                        ----------   ----------
                  Total                                 $  278,147   $        -
                                                        ==========   ==========

         Depreciation and amortization expense for the years ended December 31, 2000 and 1999 was $53,160 and $16,035, respectively.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 2000

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses at December 31, 2000 and 1999 consisted of the following:

                                                             2000          1999
                                                         ------------ ----------
         Accounts payable                                $ 1,480,216  $ 126,200
         Accrued professional and related fees                43,000    108,091
         Accrued compensation and related payroll taxes      170,617      2,928
         Accrued interest payable                            236,233    221,631
         Other accrued expenses                               29,963    181,576
                                                         ------------ ----------
                    Total                                $ 1,960,029  $ 640,426
                                                         ============ ==========


NOTE 7 - NOTE PAYABLE -ACQUISITION

         As of December 31, 2000, the Company owed $1,301,000 for the cash portion of the acquisition price of Classic Care Pharmacy, Inc. This interest free note is payable in installments through October 1, 2001.


NOTE 8 - CONVERTIBLE NOTES PAYABLE AND DEBENTURES

         During January through May 1997, the Company issued convertible notes aggregating to $479,655, which are due in, the same months in 2000. The notes have a stated interest rate of 10% per annum, which interest is payable semi-annually. The notes are convertible at $9.38 per share, which approximated the average trading price of the Company's common stock. $10,000 of these notes were converted into common stock in 2000 and $71,000 of these notes were still outstanding as of December 31, 2000. During October 2000, the company issued convertible notes aggregating to $750,000, which are due in October 2002. The notes have a stated interest rate of 8% per annum, which interest is payable quarterly and the principal balance is due at maturity.
         The total notes outstanding at December 31, 2000, and 1999, amounted to $821,000 and $81,000 respectively.

         The convertible debentures amounting to $750,000, which were issued during 2000, have a conversion price that is the lesser of (1) 80% of the average of the three lowest closing prices out of the thirty closing prices prior to the closing date and (2) 80% of the lowest three closing prices during the sixty trading days, as reported on the NASD OTC

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 2000

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND DEBENTURES (continued)

         Bulletin Board, immediately preceding the purchase date. Thus, the debentures will be converted at prices below the current market price on the conversion date. If conversions of the debentures occur, shareholders may be subject to an immediate dilution in their per share net tangible book value. The current convertible debentures may be converted into common stock at any time prior to their maturity date of October 25, 2002.


NOTE 9 - INCOME TAXES

         Significant components of the provision for taxes based on income for the years ended December 31 are as follows:

                                                            2000         999
                                                        ------------ -----------
              Current
                   Federal                              $         -  $        -
                   State                                      4,000       3,600
                                                        ------------ -----------
                                                              4,000       3,600
                                                        ------------ -----------
              Deferred
                   Federal                                        -           -
                   State                                          -           -
                                                        ------------ -----------

                             Provision for income taxes $     4,000  $    3,600
                                                        ============ ===========

         A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31 is as follows:

                                                               2000     1999
                                                             -------- ---------
                    Income tax provisions (benefit) computed
                            at federal statutory rate          34.0%     34.0%

                    State taxes, net of federal benefit        (0.1)     (0.1)

                    Increase in the valuation allowance       (33.9)    (33.9)
                                                             -------- ---------
                                     Total                     (0.0)%    (0.0)%
                                                             ======== =========

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 2000

NOTE 9 - INCOME TAXES (continued)

         Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

                                                     2000           1999
                                                -------------- --------------
      Deferred tax asset
               Net operating loss carryforwards $   6,911,627  $   4,091,145
               Impairment of assets                 2,032,518      2,032,518
               Options/warrants                       675,700      2,101,337
               Other                                  223,641              -
                                                -------------- --------------
                                                    9,843,486      8,225,555
      Deferred tax liability
               State income taxes                    (548,008)             -
                                                -------------- --------------

               Net deferred tax asset               9,295,478      8,225,555
                                                -------------- --------------

               Valuation allowance                 (9,295,478)    (8,225,555)

                                                -------------- --------------
                                                $           -   $          -
                                                ============== ==============

      At December 31, 2000, the Company has available approximately $16,133,583 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which begin to expire in 2020.

      Tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change occurred in 1999 and 2000, which will limit the utilization of the net operating losses in subsequent years.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 2000

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         A. Litigation
         -------------

         Lease

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

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 2000


NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

     A. Litigation (continued)
     -------------------------

     Lease (continued)

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


     Patent Claim

     An individual filed a complaint against the Company alleging breach of contract and fraud and related business torts related to certain patents that the plaintiff transferred to the Company. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend itself. The amount of claimed damages is not yet determined.

     Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 2000. However, there can be no assurance that the Company will prevail in any of the above proceedings. In addition, the Company may be required to continue to defend itself resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing, an unfavorable settlement or judgment could be awarded against the Company, which could have a material adverse effect upon the Company.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 2000


NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

     B. Leases
     ---------

     Operating leases

     The Company leases two facilities under non-cancelable operating lease agreements. The first facility is located at 7348 Bellaire Avenue, North Hollywood, CA and requires a monthly rental payment of $2,300. This lease expires in May 2001 and the company has the right to renew the lease agreement for an additional 12-month from that date. The second facility is located at 1429 South Robertson Blvd, Los Angeles, CA and requires a monthly rental payment of $4,500. The term of the lease is six (6) years and expires in March 2005.

     Rent expense for the years ended December 31, 2000 and 1999 was $60,501 and $57,611 respectively.

     Future minimum lease payments due under non-cancelable operating leases consist of the following as of December 31, 2000:


               2001                              $   81,600
               2002                                  65,500
               2003                                  54,000
               2004                                  54,000
               2005                                  13,500
                                                 ----------
               Future minimum lease payments     $  268,600
                                                 ==========

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 2000


NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

     Capital leases

     The Company maintains capital leases for some of its medical equipment and autos. The following is a schedule by year of the approximate future minimum lease payments required under these leases:


               2001                                      $  94,208
               2002                                         78,776
               2003                                         57,119
               2004                                          3,976
                                                         ---------
               Future Minimum lease payments             $ 234,079

               Less amount representing interest            36,970
                                                         ---------

               Present value of minimum lease payments     197,109

               Less current portion                         73,262
                                                         ---------

               Long-term capital lease obligation        $ 123,847
                                                         =========

     The leased property under capital leases as of December 31, 2000 has a cost of $304,899, accumulated amortization of $114,072 and a net book value of $190,827. Amortization of the leased property is included in depreciation expense and amounts to $35,572 for the year ended December 31, 2000.

     Employment Agreements
     ---------------------

     The Company has an employment agreement with its Chief Executive Officer that has a term of three years and one month, ending May 1, 2003. Under this agreement, the CEO receives an annual salary of $8,000.00 per month for the first year, 8,333.33 per month for the second year and $9,583.00 for the third year. Additionally, the CEO received an option to purchase 6,000,000 shares of the Company's stock at an option price of $.05 per share. The option is exercisable at any time and the payment of the option price may be deferred. The CEO also receives a commission of 3% of the merger price for any mergers or acquisitions completed by the Company during the term of the agreement.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 2000


NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

     Employment Agreements (continued)
     ---------------------------------

     The Company has an employment agreement with its President that has a term of three years and one month ending May 1, 2003. Under this agreement, the CEO receives an annual salary of $6,250.00 per month for the first year, $8,000 per month for the second year and $9,200.00 for the third year. Additionally, the President received an option to purchase 4,500,000 shares of the Company's stock at an option price of $.05 per share. 2,250,000 of the shares are exercisable on April 1, 2000 and 2,250,000 shares are exercisable on April 1,2001. The payment of the option price may be deferred. The President also receives a commission of 1 1/2% of the merger price for any mergers or acquisitions completed by the Company during the term of the agreement

     The Company has an employment agreement with its Chief Financial Officer that has a term of three years and one month ending May 1, 2003. Under this agreement, the CFO receives an annual salary of $7,250.00 per month for the first year, $8,000 per month for the second year and $9,200.00 for the third year. Additionally, the CFO received an option to purchase 4,500,000 shares of the Company's stock at an option price of $.05 per share. 2,250,000 of the shares are exercisable on April 1, 2000 and 2,250,000 shares are exercisable on April 1,2001. The payment of the option price may be deferred. The CFO also receives a commission of 1 1/2% of the merger price for any mergers or acquisitions completed by the Company during the term of the agreement

     In October 5, 2000 the Company entered into a one-year employment agreement with an automatic one-year extension with its Chief Technical Officer that provides for a base salary and an option to purchase 500,000 shares of the Company common stock. The Company will also grant the employee a 3-year option to purchase additional 300,000 shares of the Company common stock.

     An officer received 3,000,000 shares of the Company's stock during 1999 with a market value of $60,000 as partial payment of employment liabilities. A former officer received 4,000,000 shares of the Company's stock during 1999 with a market value of $80,000 as payment of similar liabilities.

     Consulting Agreements
     ---------------------

     The Company has various consulting agreements that provide for issuance of the Company's common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants. These agreements relate primarily to raising of capital and professional services rendered in connection with the Company's acquisition efforts.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 2000


NOTE 11 - STOCKHOLDERS' EQUITY & STOCK OPTIONS

     Common Stock
     ------------

     The Company issued common stock to related parties, noted as follows:

     During the year ended December 31. 2000, three officers of the Company exercised options and acquired 4,500,000 shares of the Company's common stock at prices ranging from $.05-$.10 per share. Also, a director, before he was appointed, had received an option to purchase 2,000,000 shares of the Company's common stock at $0.05 in exchange for professional services.

     During 1999, the former President of the Company received 4,000,000 shares of common stock as repayment of prior amounts personally due him. In addition, this former officer of the Corporation received 13,443,750 shares in the form of converted market value options granted for consulting services at $.05 per share and shares issued for debt restructuring.

     During 1999, the Company's Chief Executive Officer received 3,000,000 shares of common stock as repayment of prior amounts personally due him.

     During 1999, the new President of the Company exercised market value options and acquired 1,250,000 shares of the Company's common stock at $.04 per share.

     During 1999, the Chief Financial Officer of the Company received 1,200,000 shares of stock as compensation for services rendered during 1998 and 1999.

     Stock Options and Warrants
     --------------------------

     The Company has adopted the provisions of Financial Interpretation No. 44. Accordingly, the Company applies APB Opinion No. 25 and related interpretations in accounting for its plans for employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31:

                                                     1999         2000
                                                  ----------   -----------
     Net loss
             As reported                          $ (472,537)  $(2,413,175)
             Pro forma                            $ (488,522)  $(2,735,854)
     Basic and diluted loss per common share
             As reported                          $    (0.01)  $     (0.02)
             Pro forma                            $    (0.01)  $     (0.03)

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 2000


NOTE 11 - STOCKHOLDERS' EQUITY & STOCK OPTIONS (continued)

     Stock Options and Warrants (continued)
     --------------------------------------

     Options are granted at prices that are equal to the current fair value of the Company's common stock at the date of grant. The Company records compensation expense on options granted at prices below the current fair market value. The vesting period is usually related to the length of employment or consulting contract period.

     The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2000: dividend yield of 0%; expected volatility of 300%; risk-free interest rate of 5.3%; and expected life of 1 year; and 1999: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 5.5%; and expected life of 1 to 1.5 years.

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

     The weighted-average fair value of options granted during the years ended December 31, 2000 and 1999 was $0.11 and $0.08, respectively.

     The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2000:

                                   Options Outstanding                           Options Exercisable
---------------------------------------------------------------------------------------------------------------
                                         Weighted                                                 Weighted
                                         Average         Weighted Average                         Average
     Exercise             Number         Exercise            Remaining            Number          Exercise
      Price             Of Shares         Price          Contractual Life        Of Shares         Price
---------------------------------------------------------------------------------------------------------------
      $ 0.05            11,700,000        $0.05               2.25               7,200,000         $0.05

      $ 0.15                 6,667        $0.15               1.50                   6,667         $0.15
                        ----------        -----               ----               ---------         -----

                        11,706,667        $0.05               2.25               7,206,667         $0.05
                        ==========        =====               ====               =========         =====
---------------------------------------------------------------------------------------------------------------

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 2000


NOTE 11 - STOCKHOLDERS' EQUITY & STOCK OPTIONS (continued)

         Stock Options and Warrants (continued)
         -------------------------------------

         The following summarizes the Company's stock option and warrants activity:

                                                     Warrants         Weighted
                                                       And             Average
                                                  Stock Options       Exercise
                                                   Outstanding         Price
                                                 ---------------     -----------
          Outstanding, December 31, 1998             1,405,692       $      9.30
                   Granted                          18,720,000       $      0.05
                   Exercised                       (17,460,000)      $      0.05
                   Expired/Cancelled                  (687,692)      $      3.15
                                                 -------------       -----------

          Outstanding, December 31,1999              1,978,000       $      6.74
                  Granted                           29,850,000       $      0.05
                  Exercised                        (16,908,333)      $      0.10
                  Expired/Cancelled                 (1,463,000)      $      8.52
                                                 -------------       -----------

          Outstanding December 31, 2000             13,456,667       $      0.05
                                                 =============       ===========

          Exercisable, December 31, 2000             8,956,667       $      0.05
                                                 =============       ===========

          The Company has 1,750,000 and 772,333 warrants outstanding as of December 31, 2000 and 1999, respectively. The exercise prices for the warrants range from $0.15 to $45. On October 29, 2000 the Company issued warrants to purchase 1,500,000 shares of its common stock at an exercise price of $0.15.


NOTE 12 - EARNINGS PER SHARE

          Earnings per share have been calculated using the weighted average number of shares outstanding during each period. Earnings per share-dilutive does not include the effect of 5,759,306 and 13,184,347 of dilutive shares for the years ended December 31, 2000 and 1999 respectively. The net loss for the periods ended December 31, 2000 and 1999 makes these shares anti-dilutive.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 2000


NOTE 13 - MERGER AGREEMENTS

         Stason U.S. Pharmaceuticals, Inc.
         ---------------------------------

         The Company entered into a letter of intent with Stason U.S. Pharmaceuticals, Inc. (Stason). Under the agreement, Stason will receive a 17% interest in a wholly owned subsidiary, YesRx.com, Inc., which was incorporated March 27, 2000. In exchange, Stason provided Kaire Holding's subsidiary, YesRx.com, Inc, with $175,000 in working capital. As of December 31, 2000, the parties were still undecided about the details of this investment. This amount is disclosed as a liability, an amount due Stason, in the financial statements.

         In addition, Stason and Kaire merged their laboratory operations into a new company called Stason Biotech, Inc. in which Stason and the Company own 60% and 40%, respectively, of the common stock of the newly formed Company. The Company accounts for this investment using the equity method.

         Classic Care Pharmacy, Inc.
         ---------------------------

         In May of 2000, the Company acquired Los Angeles-based Classic Care pharmacy. Classic Care Pharmacy provides specialized prescription medication services to seniors living in extended care facilities in Southern California. Under the merger agreement, the Company paid $1,000,000 in cash and issued 15,500,000 shares of common stock to acquire all the outstanding common stock (10,000 shares) of Classic Care Pharmacy. This agreement required that additional stock be issued if the price of the trading price of the stock on the OTCBB was less than $.50 per share on October 31, 2000.

         This agreement was amended on December 6, 2000 to include additional cash payments of $2,000,000, and to defer the determination date for any additional shares to be issued under the merger agreement to October 31, 2001. The target price of the acquisition was set at $9,500,000 and the value of public market valuation of the 15,500,000 shares is required to be $6,500,000 or $.42 per share on or before that date to meet the target price of $9,500,000.

         If the price of the stock is not equal to or greater than $.42 per share during the period December 6, 2000 through October 31, 2001, the Company will be required to issue sufficient additional shares of Common Stock or pay additional cash to insure that the total consideration paid for the acquisition is $9,500,000. The additional stock must be issued or cash paid by November 30, 2001.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 2000

NOTE 13 - MERGER AGREEMENTS (continued)

         Classic Care Pharmacy, Inc. (continued)
         ---------------------------------------

         The acquisition was accounted for as a purchase in accordance with provisions of APB 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition.

         The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by the
         Company:

                      Current assets                  $      471,960

                      Fixed assets                           282,485

                      Goodwill                             9,478,732
                                                      --------------

                      Total assets acquired               10,233,177

                      Less liabilities assumed               733,177
                                                      --------------

                      Cost of net assets acquired     $    9,500,000
                                                      ==============

         Goodwill will be amortized on a straight-line basis over 20 years. Amortization expense as of December 31, 2000 amounted to $276,465.

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 2000


NOTE 13 - MERGER AGREEMENTS (continued)

         Classic Care Pharmacy, Inc. (continued)
         ---------------------------------------

         The following unaudited pro forma consolidated results of operations give effect to the acquisition of Classic Care Pharmacy as if it occurred as of the beginning of the periods presented below:

                                                    Kaire Holdings Inc
                                          Consolidated Balance Sheet (Unaudited)
                                                      As of May 31, 2000

                                          5/31/00         5/31/00                                              5/31/00
                                           KAIRE       CLASSIC CARE     Adjust1    Adjust2        Adjust3     Pro forma
                                           -----       ------------     -------    -------        -------     ---------
Cash                                    $    565,158   $         -                                                565,158
Accounts Receivable                           19,690       197,376                                                217,066
Inventory                                          -       263,905                                                263,905
Other current assets                          55,186        10,679                                                 65,865
Property and Equip, net                       13,714       282,485                                                296,199
Other assets                                 505,000             -      9,000,000   (9,500,000)                     5,000
Goodwill                                           -             -                   9,478,732   (197,475)      9,281,257
                                        -----------------------------------------------------------------------------------

Total Assets                               1,158,748       754,445      9,000,000      (21,268)  (197,475)   $ 10,694,450
                                        ===================================================================================

Accounts payable                             114,338       452,792                                                567,131
Other liab & accrued exp                     195,576        33,635      2,500,000                               2,729,211
Other long-term liabilities                  200,000       246,750                                                446,750
Convertible notes and accrued interest       289,320             -                                                289,320
Common stock                                 589,193         1,000                      (1,000)                   589,193
Additional paid in capital                31,548,162       103,439      6,500,000     (103,439)                38,048,162
Retained earnings                        (31,777,841)      (83,171)                     83,871   (197,475)    (31,975,316)
                                        -----------------------------------------------------------------------------------

Total liabilities and Equity               1,158,748       754,445      9,000,000      (21,268)  (197,475)   $ 10,694,450
                                        ===================================================================================

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 2000


NOTE 13 - MERGER AGREEMENTS (continued)

         Classic Care Pharmacy, Inc. (continued)
         ---------------------------------------

                                                 Kaire Holdings Inc
                                  Consolidated Statement of Operations (pro forma):
                                          For the 12 months ended 12/31/99

                                           12/31/99            12/31/99                           12/31/99
                                             KAIRE           CLASSIC CARE       Adjust4           Pro forma
                                             -----           ------------       -------           ---------
        Revenue                          $   259,545          $ 4,865,420                         $ 5,124,965
        Cost of goods                         89,245            3,301,805                           3,391,050
                                         -----------         ------------                         -----------
        Gross profit                         170,300            1,563,615                           1,733,915
        Operating expenses                 1,014,296            1,228,465        (473,940)          1,768,821
                                         -----------         ------------                         -----------
        Income from operations              (843,996)             335,150                            (508,846)
        Other expense (income)              (375,059)              33,042                            (342,017)
                                         -----------         ------------                         -----------
        Income before taxes                 (468,937)             302,108                            (166,829)
        Income taxes                           3,600                4,822                               8,422
                                         -----------         ------------      ----------         -----------
        Net income (Loss)                $  (472,537)         $   297,286       $(473,940)           (649,191)

        Weighted average shares           36,251,628               10,000
                                         ===========         ============      ==========         ===========

       Earnings (Loss) per share         $    (0.013)         $    29.729
                                         ===========         ============


                                                 Kaire Holdings Inc
                                  Consolidated Statement of Operations (pro forma):
                                           For the 5 months ended 05/31/00

                                         5/31/00              5/31/00
                                          KAIRE             CLASSIC CARE          Adjust5         Pro forma
                                          -----             ------------          -------         ---------
        Revenue                              77,626            2,199,547                            2,277,173
        Cost of goods                        81,594            1,626,319                            1,707,913
                                      -------------         ------------                          -----------
        Gross profit                         (3,967)             573,228                              569,261
        Operating expenses                  388,648              713,050         (197,475)            904,224
                                      -------------         ------------                          -----------
        Income from operations             (392,615)            (139,823)                            (532,438)
        Other expense (income)              199,544                    -                              199,544
                                      -------------         ------------                          -----------
        Income before taxes                (592,159)            (139,823)                            (731,982)
        Income taxes                            400                    -                                  400
                                      -------------         ------------      -----------         -----------
        Net income (Loss)              $   (592,559)          $ (139,823)        (197,475)           (929,857)

        Weighted average shares         109,193,033               10,000
                                      =============         ============

       Earnings (loss) per share       $     (0.005)          $  (13.982)
                                      =============         ============      ===========         ===========

                          KAIRE HOLDINGS INCORPORATED
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 2000


NOTE 13 - MERGER AGREEMENTS (continued)

         Classic Care Pharmacy, Inc. (continued)
         ---------------------------------------

         The pro forma adjustments to the consolidated balance sheets are as follows:

         Adjust1: To adjust the acquisition price to its actual value as if the business combination occurred at the beginning of the period.

         Adjust2: To eliminate the investment account, the equity accounts of the subsidiary (Classic Care pharmacy), and record the value of goodwill.

         Adjust3: To record five (5) months amortization of goodwill.


         The pro forma adjustments to the consolidated income statements are as follows:

         Adjust4: To record twelve (12) months of amortization expense of goodwill.

         Adjust5: To record five (5) months of amortization expense of goodwill.

