Form 10KSB/A
period 2000-12-31
KAIRE HOLDINGS INC
filed 2001-05-11
CIK 822997

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A

     (Mark One)
     [X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2000.

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______________ to _______________

                        Commission file number  0-21384
                                               ---------

                          KAIRE HOLDINGS INCORPORATED
                          ---------------------------
                 (Name of small business issuer in its charter)

             Delaware                            8980                     13-3367421
----------------------------------   ----------------------------   ----------------------
(State or other jurisdiction of      (Primary Standard Industrial   (I.R.S. employer
incorporation or organization)       Classification Code Number)    identification number)

7348 Bellaire Avenue, North Hollywood, CA
-----------------------------------------
91605
-----
(Address of Principal Executive Offices)                              (Zip Code)

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


Equipment Lease

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

-------------------------------------------------------------------------------
    1999                            Low                              High
===============================================================================
First Quarter                       .16                              .55
-------------------------------------------------------------------------------
Second Quarter                      .03                              .16
-------------------------------------------------------------------------------
Third Quarter                       .081                             .136
-------------------------------------------------------------------------------
Fourth Quarter                      .058                             .14
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
    2000                            Low                              High
===============================================================================
First Quarter                       .11                             1.00
-------------------------------------------------------------------------------
Second Quarter                      .16                              .60
-------------------------------------------------------------------------------
Third Quarter                       .13                              .22
-------------------------------------------------------------------------------
Fourth Quarter                      .0625                            .30
-------------------------------------------------------------------------------

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

Selling, general and administrative expense ("SG&A") for the period ending December 31, 2000 was $3,949,357 as compared $1,005,367 for the same period in 1999, or an increase of $2,943,990. Of this increase in SG&A, approximately $685,000 was attributable to gross wages for Classic Care Pharmacy and Kaire Holdings employees and $1,577,265 was attributable to compensation expense relating to the grant of stock options granted to employees and consultants. The remainder of the increase was attributable to accounting, advertising, consultants, printing and promotional materials for Classic Care Pharmacy and the Health Advocate Program.

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

Not Applicable.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Company's current officers and directors consist of the following persons:

-----------------------------------------------------------------------------------------
Name                              Age        Office                              Since
-----------------------------------------------------------------------------------------
Steven R. Westlund                 54        Chairman and CEO                     1995
-----------------------------------------------------------------------------------------
Owen M. Naccarato                  51        Secretary, Director and CFO          1997
-----------------------------------------------------------------------------------------
Mark L. Baum                       28        President                            1999
-----------------------------------------------------------------------------------------
Asher Gottesman                    27        Director                             2000
-----------------------------------------------------------------------------------------

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

Owen Naccarato Joined Kaire in July 1997 as Chief Financial Officer and Secretary on a one-year renewable contract and was elected to the board of directors in January 1998. Mr. Naccarato has held various operating positions, most recently as Chief Financial Officer for Bikers Dream, Inc. a NASDAQ traded motorcycle assembler and parts distributor and divisional vice president/controller for Baxter Healthcare, Inc., a NYSE traded health care manufacturer and distributor. Mr. Naccarato is a licensed attorney and is a member of the California State Bar Association. He is also a Certified Public Accountant.

Mark Baum joined Kaire in July of 1999 as the President. Mr. Baum has several years of experience in creating and developing start-up enterprises - from retail to manufacturing to internet-based businesses. Mr. Baum holds a BA from the University of Texas at Arlington, and a Juris Doctorate from California Western School of Law. Mr. Baum is a member of the America Bar Association and is a licensed attorney in the State of California.

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

Summary Executive Compensation Table

Payouts                  Annual Compensation                                 Long Term Compensation Awards
---------------------------------------------------------------------------------------------------------------------------
(a)          (b)     (c)       (d)        (e)                (f)           (g)                (h)         (i)
---------------------------------------------------------------------------------------------------------------------------
Name and     Year    Salary    Bonus      Other Annual       Restricted    Securities         LTIP        All Other
Principal                                 Compensation       Stock         Underlying         Payouts     Compensation
Position                                  ($)                Awards ($)    Options/SAR (#)    ($)         ($)
---------------------------------------------------------------------------------------------------------------------------
CEO          2000    100K                                                  4,833,333
---------------------------------------------------------------------------------------------------------------------------
President    2000    75K                                                   3,333,333
---------------------------------------------------------------------------------------------------------------------------
CFO          2000    87K                                                   3,333,333
---------------------------------------------------------------------------------------------------------------------------
Total:               262K
---------------------------------------------------------------------------------------------------------------------------
Directors            187K
as a
Group
---------------------------------------------------------------------------------------------------------------------------

Options/SAR Grants in the Last Fiscal Year

Name                  Number of Securities        % of Total Options/SARS      Exercise or    Expiration Date
                      Underlying Options/SARS     Granted to Employees in      Base Price
                      Granted                     Fiscal Year
-------------------------------------------------------------------------------------------------------------
Steven R. Westlund    6,000,000                   40                           $.05           April 2005
-------------------------------------------------------------------------------------------------------------
Owen M. Naccarato     4,500,000                   30                           $.05           April 2005
-------------------------------------------------------------------------------------------------------------
Mark L. Baum          4,500,000                   30                           $.05           April 2005
-------------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------
        Name and Address             Shares Beneficially Owned (1)             Percent of Class
-------------------------------------------------------------------------------------------------
Steven R. Westlund                         4,833,333(2)                            3.94%
7348 Bellaire Avenue
North Hollywood, CA  91605
-------------------------------------------------------------------------------------------------
Owen M. Naccarato                          3,333,333(2)                           2.75 %
7348 Bellaire Avenue
North Hollywood, CA  91605
-------------------------------------------------------------------------------------------------
Mark L. Baum                               3,333,333(2)                           2.75 %
7348 Bellaire Avenue
North Hollywood, CA  91605
-------------------------------------------------------------------------------------------------
Asher Gottesman                            10,333,333(3)                            8.80%
7348 Bellaire Avenue
North Hollywood, CA  91605
-------------------------------------------------------------------------------------------------
Officers and directors as a                21,833,332                              16.89%
 group (4 persons)
-------------------------------------------------------------------------------------------------

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

(2) Represents options to purchase shares of our common stock at $0.05 per share, which options are currently exercisable.

(3) Includes 3,000,000 shares of common stock held in escrow as collateral against the $400,000 convertible debenture issued on May 3, 2001 to Laurus Master Fund, Ltd.


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

ITEM 13.  Exhibits, List and Reports in Form 8-K

     (a) Exhibits

     3.     Articles of Incorporation and bylaws of the Company, as amended. (1)
     4.1    Form of Warrant Agreement between the Company and Jersey Stock
            Transfer and Trust Company, including the Form of Warrant (as modified). (4)
     4.2    Form of Stock Purchase Warrant (issued with promissory note). (2)
     10.1   License Agreement between F.A.T. Co. Research, Inc. and Dynamic
            Products, Inc. (1)
     10.2   Agreements between F.A.T. Co. Research, Inc. and Dr. Shell and
            Jackie See for Development and Exploitation of Patented Invention.
            (1)
     10.3   Consulting Agreements between See/Shell and Drs.  Dr. Shell and
            Jackie See. (1)
     10.4   Original Equipment Manufacturing Agreement between Olympus
            Corporation and E-Z Trac, Inc. (3)
     10.5   Distribution Agreement between E-Z Trac Inc., and Triton Technology,
            Inc. (3)
     10.6   Employment Agreement between the Company and William Peizer, Jr.
            dated December 24, 1992. (4)
     10.7   Agreement between William Peizer, Jr. and Clark M. Holcomb dated
            February 1, 1993. (4)
     10.8   Exchange of Stock Agreement and Plan of Reorganization among the
            Company, Venus Management, Inc. and the stockholders of Venus
            Management, Inc. (4)
     10.9   Co-Management Agreements dated June 30, 1993 between Venus
            Management, Inc. and Medical Funding of America, Inc. (4)
     10.10  Agreement dated June 30, 1993 between Venus Management, Inc. and
            Medical Funding of America, Inc. (4)
     10.11  Letter dated August 20, 1993 between the Company and Lewis,
            D'Amato, Brisbois & Bisgaard re Debt Conversion Agreement. (4)
     10.12  Letter agreement dated March 13, 1993 between the Company and Clark
            M. Holcomb; Sale of Stock Agreement, dated November 1, 1992 by and between the Company and Clark M. Holcomb; and related
            Promissory Note from Clark M. Holcomb to the Company. (4)
     10.13  Agreement concerning MRI System, dated as of February 10, 1994 by and between Siemens Credit Corporation, Venus Management, Inc., the
            Company, Medical Funding of America, Inc. and Tri-County Mobile MRI,
            L.P. and related Transfer of Interest Agreement, Corporate Guaranty by the Company, Amendment to Promissory Note of Medical Funding of
            America, Inc. payable to Siemens Credit Corporation and Agreement concerning Lease Payment between Venus Management, Inc. and Tri-
            County Mobile MRI, L.P. (4)
     10.14  Agreement dated August 27, 1992 by and between Dr. William Shell and
            Clark M. Holcomb related to shares of the Company's Common Stock owned by Dr. Shell. (4)

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

     ---------------------------------------------------------------------------
            (1) Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on August 7, 1990, and incorporated herein by reference.
            (2) Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on February 12, 1991, and incorporated herein by reference.
            (3) Previously filed as an exhibit to the Company's registration statement on Form S-1 8, file number 33-17548-NY, as amended on June 24, 1991, and incorporated herein by reference.
            (4) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, file number 33-51684-NY, as amended on September 19, 1994, and incorporated herein by reference.
            (5)  Previously filed as an exhibit to the Company's Form 10-QSB filed for the quarterly period ended September 30, 1996.
            (6)  Previously filed as an exhibit to the Company's Form 10-KSB filed for the period ended December 31, 1996.

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

                                  Dated:  May 10, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Steven R. Westlund                                    May 10, 2001
----------------------------------------------
Steven R. Westlund Chief Executive Officer and
Director


/s/  Owen M. Naccarato                                     May 10, 2001
----------------------------------------------
Owen M. Naccarato Chief Financial Officer and
Director

/s/  Asher Gottesman                                       May 10, 2001
----------------------------------------------
Asher Gottesman, Director

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

