Form 10QSB
period 2001-03-31
KAIRE HOLDINGS INC
filed 2001-05-21
CIK 822997

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001
                                                --------------

                                      OR

             [_] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                        Commission file number 0-21384
                                               -------

                         KAIRE HOLDINGS INCORPORATED
                         ---------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                            13-3367421
 -------------------------------                           ----------------
 (State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                         identification number)

        7348 Bellaire Ave, North Hollywood California            91605
       ----------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

      Registrant's Telephone number, including area code: (818) 255-4996
                                                          --------------

                     INTERACTIVE MEDICAL TECHNOLOGIES LTD.
                     -------------------------------------
 (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes _             No  X
                                                           ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
            Class of Common Stock                        March 31, 2001
            ---------------------                       ---------------
               $.001 par value                         126,765,033 shares

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

                          KAIRE HOLDINGS INCORPORATED

                                     Index

PART I - FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at
                    December 31, 2000 and March 31, 2001 (unaudited)


                  Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 (unaudited) and 2001 (unaudited)

                  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000(unaudited) and 2001 (unaudited)

                  Notes to Condensed Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.


PART II. - OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities:

         Item 4.  Submission of Matters of a Vote to Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


ITEM I. FINANCIAL STATEMENTS

                 KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     March 31, 2001 and December 31, 2000


                        ASSETS                        03/31/01     12/31/00
                                                     ----------   ----------
     Current assets
        Cash and Cash equivalents                        14,817      311,716
        Accounts receivable, net of allowance for
          doubtful accounts of $397,362               1,873,877    1,046,682
        Inventory                                       400,512      385,219
        Deposits                                          4,750        4,750
        Other Current Assets                             14,179       14,179
                                                     ----------   ----------
               Total current assets                   2,308,135    1,762,546

     Noncurrent Assets
        Debt issuance costs                              76,541       76,541
        Property and Equipment, net
          of Accumulated Depreciation                   275,842      278,147
        Note Receivable - Related Party                 185,150      280,500
        Investments                                      30,028       30,028
        Other non-current Assets                          5,000        5,000
        Goodwill, net                                 9,083,782    9,202,267
                                                     ----------   ----------
                  Total assets                       11,964,478   11,635,029
                                                     ==========   ==========

                                  (Continued)

  The accompanying notes are an integral part of these financial statements.

                 KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     March 31, 2001 and December 31, 2000


                      LIABILITIES AND
                    SHAREHOLDERS' EQUITY           03/31/01        12/31/00

Current liabilities
   Accounts payable and accrued expenses              2,164,372       1,960,029
   Income tax payable                                       800           4,000
   Due to Stason Biotech                                175,000         175,000
   Sales tax payable                                      5,756           5,727
   Note payable- Acquisition                          1,074,881       1,301,000
   Capital Leases-short Term                             30,734          73,262
                                                 ---------------- --------------
     Total current liabilities                        3,451,543       3,519,018

Convertible notes payable and debentures              1,321,000         821,000
Capital leases-Long term                                166,374         123,847
                                                 ---------------- --------------
     Total liabilities                                4,938,918       4,463,865
                                                 ---------------- --------------
Shareholders' equity
   Common Stock, $0.01 par value
   400,000 shares authorized; 126,765,033 and
   117,765,033 shares issued and outstanding,
   respectively                                         126,765         117,765
   Common Stock, Subscriptions Receivable               (90,000)        (20,000)
   Additional paid-in capital                        41,095,092      40,671,855
   Current earnings (loss)                             (507,823)             --
   Accumulated deficit                              (33,598,474)    (33,598,456)
                                                 ---------------- --------------
   Total shareholders' equity                         7,025,560       7,171,164
                                                 ---------------- --------------

   Total liabilities and shareholders' equity        11,964,478      11,635,029
                                                 ================ ==============

  The accompanying notes are an integral part of these financial statements.

             INTERACTIVE MEDICAL TECHNOLOGIES LTD. AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF OPERATION
                       For the Quarters Ended March 31,


                                             Unaudited        Unaudited
                                                  2000             2001
Revenues                                 $      61,060    $   3,777,036

                                         $      61,060    $   3,777,036

Cost of good sold                        $      31,070    $   3,115,338

Gross Profit                             $      29,990    $     661,698

Operating Expenses
Depreciation and Amortization            $           -    $     120,790
Selling, general and administrative      $     235,452    $     776,797
        Total Operating Expenses         $     235,452    $     897,587

Profit from Operations (loss)            $    (205,462)   $    (235,890)

Other Income and (Expense)
Interest expense                         $     (14,544)   $     (31,533)
Other Expenses                           $    (185,000)   $    (240,000)
Other Income                             $           -    $           -
   Total interest expense and other      $    (199,544)   $    (271,533)

     Loss before provision for state     $    (405,006)   $    (507,423)

Provision for state income taxes         $         400    $         400

Net Loss                                 $    (405,406)   $    (507,823)

     Basic Loss per Share                $       (0.01)   $      (0.004)

   Diluted Loss per Share                $       (0.01)   $      (0.004)

Weighted average shares outstanding         40,564,256       111,286,791

          See the accompanying notes to these consolidated statements

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Quarters Ended March 31,

                                                                        Unaudited             Unaudited
                                                                          2000                   2001
Increase (decrease) in cash and cash Equivalents:
Net (loss)                                                              (405,406)              (507,823)
Adjustments to reconcile net loss to net cash
   used in operating activities:
        Depreciation/Amortization Expense                                    416                  2,305
        Amortization of Goodwill                                                                118,485
        Allowance for Bad Debts
        Common Stock Issued in Services                                        0                      0
        Common Stock Issued for professional Services                     94,500                 60,000
        Common Stock Issued for Interest on Notes                         14,543                      0
        Common Stock for Conversion of Notes Payable                      26,546                      0
        Common Stock Issued for other Compensation                       185,000                      0
        Charge related to beneficial conversion feature of
        Convertible notes payable/debentures                              10,000                      0

        Non cash other expenses (income)                                       0                212,220
(Increase) decrease in:
        Accounts receivable                                               (7,101)              (827,195)
        Deposits                                                          (5,000)
        Prepaid expenses and other assets                                      0                      0
        Inventories                                                            0                (15,293)
Increase (decrease) in:
        Accounts payable and accrued expenses                            (82,349)               (99,008)
        Accrued interest on convertible notes                                                    31,533

Net cash used in operating activities                                   (168,851)            (1,024,776)

Cash flows from investing activities
        Purchase of furniture,equipment and leases                       (14,961)                42,527
        Purchase of Goodwill                                                   0
Investment in affiliates                                                  (5,000)
Net cash used in investing activities                                    (19,961)                42,527

Cash flows from financing activities
        Other Investments                                                                             0
        Due to Stason biotech                                                  0                      0
        Note Receivable - related party                                                          95,350
        Proceeds from issuance of common stock                           640,599                 90,000
        Proceeds from issuance of convertible notes                                             500,000
                Net cash provided by financing activities                640,599                685,350

Net decrease in cash and cash equivalents                                451,787               (296,899)

Cash and cash equivalents, beginning of period                           130,668                311,716

Cash and cash equivalents, end of period                                 582,455                 14,817



             The accompanying notes are an integral part of these
                             financial statements.

                 KAIRE HOLDINGS INCORPORATED and SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                March 31, 2001


1.   Organization and Line of Business
--------------------------------------

     Since its formation in Delaware in 1986, Kaire has continuously been involved in the health care market segment as a provider of unique quantitative laboratory products and services to researchers, and specialized pharmacy care to defined disease communities.

     Kaire's primary business is providing specialized pharmacy care to patients living in board and care facilities through its Classic Care Pharmacy, and also to HIV patients through its YesRx Health Advocate Program.

     YesRx.com, Inc.
     ---------------

     Kaire formed YesRx in November 1999 as an Internet based e-commerce pharmacy and drug store that provided a full range of traditional pharmacy and drug store services supported by extensive health related information and content. Initially, YesRx focused on providing specialized pharmacy care to select chronic patients within the senior health care market segment.

     Stason Biotech, Inc
     -------------------

     In May of 2000, Kaire entered into a Letter of Intent with Stason USA, Inc, which outlined a plan to merge Kaire's EZ-Trac Microspheres and Investigator Partner Service laboratory business with a similar business operated by Stason into a new entity.

     In January 2001, the Company finalized this agreement and Kaire transferred the assets of EZ TRAC, Inc. to a new corporation, Stason Biotech, Inc., in exchange for 40% of the outstanding common stock of the new corporation. This transaction reflects management's strategic plan to move the Company from providing medical testing and laboratory analysis to becoming a provider of prescription medication and supplies to senior citizens and individuals needing chronic care medications.

     Stason Biotech initially will be engaged in the research and development of compounds and testing measures for the treatment of pathogenic viral infections and other medical applications related to solid form prescription drug formation as well as providing contract research and development services to manufacturers of pharmaceutical drugs. Stason Biotech is currently undergoing an audit for the fiscal years 1999 and 2000. It is Stason's and our intent to make Stason Biotech a publicly reporting entity during calendar year 2001.

Subsequent to the audit Kaire expects to finalize a management and consulting agreement with Stason Biotech whereby Kaire shall act as a business development consultant for various Stason Biotech projects.

     Classic Care
     ------------

     Kaire acquired Classic Care Pharmacy in May 2000. Formed in 1997, Classic Care Pharmacy began operations as a provider of specialized pharmacy care for retired seniors living in extended care facilities in Los Angeles, California. Since that time, Classic Care has steadily increased the number of facilities and patients it serves.

     YesRx Health Advocate Program
     -----------------------------

     In November 2000, Kaire introduced the YesRx Health Advocate Program; which targets the unique pharmacy needs of specific chronic care communities. The program currently provides specialized pharmacy care to seniors living in extended care facilities and HIV patients. The program focuses on service. Health Advocate team members perform a range of services well beyond that of an average pharmacy. To begin, HIV Health Advocates typically come from the communities they serve. They process a comprehensive understanding and working knowledge of the disease and its treatments. They are counselors, they facilitating communication between patients and their physicians, they help patients comply with their medication regimes, they manage patient insurance claims, and more. Many times an individual Health Advocate becomes a valued and trusted member of a patient's family.

The Health Advocate program is based at Classic Care Pharmacy in Los Angeles. From that location the program serves HIV patients in Los Angeles and Orange counties in Southern California.

     NetFame:
     -------

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

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of Kaire and its wholly owned subsidiaries (collectively the "Company"). The Company's subsidiaries include See/Shell Biotechnology, Inc., Venus Management, Inc., Effective Health, Inc, and Classic Care Pharmacy, Inc. Only Classic Care Pharmacy, Inc, has current operations; the remaining subsidiaries are dormant. Intercompany accounts and transactions have been eliminated upon consolidation.

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

2. Summary of Significant Accounting Policies
---------------------------------------------

     Basis of Presentation
     ---------------------

     The financial statements and disclosures included herein for the three months ended March 31, 2001 and, 2000 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001

     Income Taxes
     ------------

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

      3.       Convertible Debentures
      -------------------------------

               In January 2001, Kaire issued three convertible notes for $500,000, with simple interest accruing at the annual rate of 8%. Interest payable on the Notes shall accrue at the annual rate of 8% and be payable quarterly commencing April 1, 2001. The Holder shall have the right to convert the principal amount and interest due under the notes into Shares of the Kaire's common stock. Kaire also issued common stock purchase warrants with the right to purchase 1 million shares of Common Stock of Kaire Holdings Incorporated.

               We anticipate that the $500,000 convertible debentures will be converted into shares in accordance with the terms of these debentures.

       4.      Subsequent Equity Transactions
       --------------------------------------

               In May 2001, Kaire issued a convertible note for $400,000, with simple interest accruing at the annual rate of 8%. Interest payable on the Notes shall accrue at the annual rate of 8% and be payable quarterly commencing September 30, 2001. The Holder shall have the right to convert the principal amount and interest due under the notes into common shares of Kaire. Kaire also issued common stock purchase warrants with the right to purchase 1,500,000 shares of our commons stock

      Item 2. Management's Discussion and Analysis or Plan of Operation Plan of Operation


      Short-term Objectives:

         . Continue the regional expansion of the Health Advocate Program. . Continue the regional expansion of Classic Care's Business..
         .  Make acquisitions of strategic competitors.
         .  Develop strategic Joint Venture relationships.
         .  Execute a "Contract Management Agreement" with Stason Bio Tech.

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

      Long-term Objectives :

         .  Expand the Health Advocate Program to a national level.
         . Secure development products and business-opportunities for Stason Biotech.

         There is no expected or planned sale of significant equipment by Kaire.

         Excluding any potential acquisition, our work force is expected to increase at a rate equal to actual increases of our business operations.

         Management is of the opinion that sufficient working capital will be available from internal operations and from outside sources during the next twelve months thereby enabling Kaire- to meet its obligations and commitments as they become payable. Historically, Kaire has been successful in its efforts to secure working capital from private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants.

      Results of Operations

         For the three months ended March 31, 2000 and March 31, 2001
         ------------------------------------------------------------

         The three months ended March 31, 2001, revenue from products and services were approximately $3,777,036, an increase $3,715,976 over the same period prior year. This increase is primarily due to the revenues from our recent acquisition of Classic Care Pharmacy.

         Gross profit for products and services was $661,698 for three months ended March 31, 2001, an increase of $631,708 over the same period prior year. This increase is directly related to our recent acquisition of Classic Care Pharmacy.

      Selling, General and Administrative (SG&A) expense increased to $897,587 from $235,452, or $662,135 for the three months period ended March 31, 2001. Of this increase in SG&A, approximately $433,240 was attributable to gross wages for Classic Care Pharmacy and Kaire Holdings employees and consultants. The remainder of the increase was attributable to accounting, advertising, consultants, printing and promotional materials for Classic Care Pharmacy and the Health Advocate Program.

         Interest expense for operations for the three months period ended March 31,2001 was $31,533 compared to $14,544 for the comparable three month period prior year. The increase was a result of the new convertible notes issued during fourth quarter fiscal year 2000.

         No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through March 31, 2001, the Company incurred net operating losses for tax purposes of approximately $507,423. The net operating loss carry forward may be used to reduce taxable income through the year 2013. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.

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

         On March 31, 2001 the Company had assets of $11,964,478 compared to $11,635,029 on December 31, 2000. The Company had a total stockholders' deficit of $7,025,560 on March 31, 2001 compared to a deficit of $7,171,164 on December 31, 2000, a decrease of $145,604.

         As of March 31, 2001 the Company's working capital position increased $610,064 from a negative $1,756,472 at December 31, 2000 to a negative $1,143,408, primarily as a result of an increase in accounts receivable of $827,195 however a increase in accounts payable and miscellaneous accruals of $204,343 offset the receivables.

      Going Concern

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $507,823 and $2,413,175 for the periods ended March 31, 2001 and December 31, 2000, respectively. The Company also had a net working deficit of $1,756,472 and $1,143,408 for the periods ended March 31, 2000 and March 31, 2001, respectively. Additionally, the Company must raise additional capital to meet its funding commitments for the acquisition of Classic Care, Inc. These factors raise doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                          PART II. OTHER INFORMATION


      Item 1.     Legal Proceedings

      Lease Litigation

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

      Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 2001. However, there can be no assurance that the Company will prevail in any of the above proceedings. In addition, the Company may be required to continue to defend itself resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing, an unfavorable settlement or judgment could be awarded against the Company, which could have a material adverse effect upon the Company.

      Item 2.  Changes in Securities and Use of Proceeds

            During the Quarter ending March 31, 2001, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

            In January 2001, the Company issued 3,000,000 shares of common stock for options exercised valued at $150,000. These options were issued to Kaire's management.

           In February 2001 the Company issued 6,000,000 shares of common stock for professional services valued at $240,000.

      Item 3.  Defaults Upon Senior Securities

      None

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

      Item 5.  Other Information

      None

      Item 6.  Exhibits and Reports on Form 8-K:

      None

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

                        KAIRE HOLDINGS INCORPORATED.
                        ----------------------------
                            (Registrant)



      Date:  May 21,  2001               By: /s/ STEVEN  R.WESTLUND
                                             ----------------------
                                             Steven Westlund
                                             Chief Executive Officer, Chairman

      Date:  May 21, 2001                By:  /s/ OWEN M. NACCARATO
                                              ---------------------
                                              Owen M. Naccarato
                                              Chief Financial Officer, director

      Date:  May 21, 2001                By:  /s/ ASHER GOTTESMAN
                                              -------------------
                                              Asher Gottesman
                                              Director