Form 10QSB
period 2001-06-30
KAIRE HOLDINGS INC
filed 2001-08-20
CIK 822997

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2001
                                                 -------------

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


             1429 Robertson Blvd.,  Los Angeles, California 90035
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)


       Registrant's Telephone number, including area code: (310) 273-5181
                                                           --------------

             7348 Bellaire Ave., North Hollywood California 91605
             ----------------------------------------------------
  (former name, address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes [X]      No [_]


State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


          Class of Common Stock        Outstanding at June 30, 2001
          ---------------------        ----------------------------
             $.001 par value                 162,037,851 shares

Transitional Small Business Disclosure Format  Yes [_]  No  [X]

                                  FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                          KAIRE HOLDINGS INCORPORATED


                                     Index

PART I - FINANCIAL INFORMATION


     Item 1.  Consolidated Financial Statements

              Condensed Consolidated Balance Sheets at
                December 31, 2000 and June 30, 2001 (unaudited)

              Condensed Consolidated Statements of Operations
                for the three months ended June 30, 2000 (unaudited) and 2001 (unaudited)

              Condensed Consolidated Statements of Cash Flows
                for the three months ended June 30, 2000 (unaudited) and 2001 (unaudited)

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

     Item 4.  Submission of Matters of a Vote to Security Holders

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


ITEM 1.  FINANCIAL STATEMENTS


                    KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                 June 30, 2001 and December 31, 2000 (Audited)


ASSETS                                                           6/30/01                   12/31/00
------                                                         -----------              -------------
Current Assets
     Cash and Cash equivalents                                  $     3,261                $   311,716
     Accounts receivable, net of allowance for
        doubtful accounts of $397,362                             1,657,632                  1,046,682
     Inventory                                                      749,951                    385,219
     Deposits                                                         4,750                      4,750
     Other Current Assets                                           378,685                     14,179
                                                                -----------                -----------
           Total current assets                                   2,794,279                  1,762,546

Noncurrent Assets
     Debt issuance costs                                             76,541                     76,541
     Property and Equipment
           Net of Accumulated Depreciation                          268,026                    278,147
     Note Receivable - Related Party                                812,650                    280,500
     Investments                                                     30,028                     30,028
     Other Non-Current Assets                                         5,000                      5,000
     Goodwill, net                                                8,965,316                  9,202,267
                                                                -----------                -----------
                                                                 10,157,561                  9,872,483
           Total assets                                         $12,951,840                $11,635,029
                                                                ===========                ===========


  The accompanying notes are an integral part of these financial statements.


                                  (Continued)

                 KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                 June 30, 2001 and December 31, 2000 (Audited)


LIABILITIES & STOCKHOLDER'S EQUITY                                 6/30/01                   12/31/00
----------------------------------                              ------------                -----------
Current Liabilities
     Accounts Payable and Accrued Expenses                      $ 1,854,753                $  1,960,029
     Income Tax Payable                                                 800                       4,000
     Due to Stason Biotech                                          175,000                     175,000
     Sales Tax Payable                                               19,415                       5,727
     Note Payable - Acquisition                                   1,074,881                   1,301,000
     Capital Leases-Short Term                                       30,734                      73,262
                                                               ------------                ------------
           Total Current Liabilities                              3,155,583                   3,519,018

Convertible Notes Payable and Debentures                          1,594,165                     821,000
Capital Leases-Long Term                                            166,374                     123,847
                                                               ------------                ------------
           Total Liabilities                                      4,916,122                   4,463,865
                                                               ------------                ------------
Stockholders'  Equity
     Common Stock, $0.001 par value                                 156,886                     117,765
        400,000,000 shares authorized; 126,765,036 and
        117,765,033 shares issued & outstanding, respectively

     Common Stock, Subscriptions Receivable                                                     (20,000)
     Additional Paid-In Capital                                  41,960,873                  40,671,855

     Current Earnings (Loss)                                       (483,585)                          -

     Accumulated Deficit                                        (33,598,456)                (33,598,456)
                                                               ------------                ------------
           Total Stockholders' Equity                             8,035,718                   7,171,164
                                                               ------------                ------------
                 Total Liabilities and Stockholders' Equity    $ 12,951,840                $ 11,635,029
                                                               ============                ============


  The accompanying notes are an integral part of these financial statements.

                 KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                           Three Months Ended                             Six Months Ended
                                                                 June 30,                                      June 30,
                                                         2001                 2000                    2001                  2000
                                                     -----------           ----------             -----------            ----------
Revenues
     Products & Services                             $ 3,687,328           $  727,785             $ 7,223,858            $  788,844
                                                     -----------           ----------             -----------            ----------
           Total Revenues                              3,687,328              727,785               7,223,858               788,844

Cost of Goods Sold                                     2,507,036              464,914               5,619,923               495,984
                                                     -----------           ----------             -----------            ----------
Gross Profit                                           1,180,292              262,871               1,603,935               292,860
                                                     -----------           ----------             -----------            ----------
Operating Expenses
     Depreciation  and Amortization                      123,579                    0                 125,884
     Selling, general and administrative                 899,807              352,491               1,678,098               587,943
                                                     -----------           ----------             -----------            ----------
           Total Operating Expenses                    1,023,386              352,491               1,803,982               587,943
                                                     -----------           ----------             -----------            ----------
Profit from Operations (loss)                            156,906              (89,620)               (200,047)             (295,083)
                                                     -----------           ----------             -----------            ----------
Other Income (Expenses)
     Interest expense                                          0                    0                 (31,533)              (14,544)
     Other Expenses                                      (15,140)             (38,171)               (251,605)             (223,171)
                                                     -----------           ----------             -----------            ----------
           Total Other Income (Expenses)                 (15,140)             (38,171)               (283,138)             (237,715)
                                                     -----------           ----------             -----------            ----------

                 Loss before provision for state         141,766             (127,791)               (483,185)             (532,798)
                                                     -----------           ----------             -----------            ----------
Provision for state income taxes                             400                  400                     400                   800

Net Income (Loss)                                    $   141,366            ($128,191)              ($483,585)            ($533,598)
                                                     -----------           ----------             -----------            ----------
Basic Loss per Share                                        0.00                 0.00                    0.00                 (0.01)
                                                     ===========           ==========             ===========            ==========
Diluted Loss per Share                                      0.00                 0.00                    0.00                 (0.01)
                                                     -----------           ----------             -----------            ----------
Weighted average shares outstanding-basic            142,595,839           77,974,715             115,928,137            76,694,180
                                                     -----------           ----------             -----------            ----------
Weighted average shares outstanding-diluted          142,595,839           77,974,715             115,928,137            76,694,180
                                                     -----------           ----------             -----------            ----------

                 KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Quarters Ended June 30,


                                                                Unaudited                Unaudited
                                                                   2001                     2000
                                                               -----------              -----------
Net cash used in operating activities                            (808,833)                (352,720)

Cash flows from investing activities
    Purchase of furniture, equipment and leases                    42,527                 (254,528)
    Purchase of Goodwill                                                                  (690,794)
    Investment in affiliates                                                                (5,000)
           Net cash used in investing activities                   42,527                 (950,322)
                                                               ----------               ----------
Cash flows from financing activities
    Other Investments
    Due to Stason BioTech
    Note Receivable - related party                              (532,151)
    Proceeds from issuance of common stock                         90,000                1,459,599

    Proceeds from issuance of convertible notes                   900,000
                                                               ----------               ----------
           Net cash provided by financing activities              457,849                1,459,599

Net decrease in cash and cash equivalents                        (308,457)                 156,557
                                                               ----------               ----------
Cash and cash equivalents, beginning of period                    311,718                  130,668
                                                               ----------               ----------
Cash and cash equivalents, end of period                            3,261               $  287,225
                                                               ==========               ==========
    Common Stock Issued for professional Services                 590,000                   94,500
    Common Stock Issued for Interest on Notes                       9,164                   14,543
    Common Stock for Conversion of Notes Payable                                            26,546
    Common Stock Issued for other Compensation                    240,000                  240,000
    Charge related to beneficial conversion feature
        of Convertible Notes Payable/Debentures                    88,704                   10,000
                                                               ----------               ----------
                                                                  927,868                  385,589


The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 June 30, 2001


1. Organization and Line of Business
------------------------------------

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

YesRx.com, Inc:

     Kaire formed YesRx in November 1999 as an Internet based e-commerce pharmacy and drug store that provided a full range of traditional pharmacy and drug store services supported by extensive health related information and content. Initially, YesRx focused on providing specialized pharmacy care to select chronic patients within the senior health care market segment. This quarter, Kaire scaled back its YesRx.com e-commerce operations, reducing operating expenses and reducing in headcount.

Stason Biotech, Inc:

     In May of 2000, Kaire entered into a Letter of Intent with Stason USA, Inc, which outlined a plan to merge Kaire's EZ-Trac Microspheres and Investigator Partner Service laboratory business with a similar business operated by Stason into a new entity.

     In January 2001, Kaire finalized this agreement and transferred the assets of EZ TRAC, Inc. to a new corporation, Stason Biotech, Inc., in exchange for 40% of the outstanding common stock of the new corporation. This transaction reflects management's strategic plan to move the Company from providing medical testing and laboratory analysis to becoming a provider of prescription medication and supplies to senior citizens and individuals needing chronic care medications.

     Stason Biotech initially will be engaged in the research and development of compounds and testing measures for the treatment of pathogenic viral infections and other medical applications related to solid form prescription drug formation as well as providing contract research and development services to manufacturers of pharmaceutical drugs.

Classic Care:

     In May of 2000, Kaire acquired Los Angeles-based Classic Care pharmacy, which, provides specialized pharmacy care services to bed and board facilities throughout Los Angeles and Orange Counties in California.

YesRx Health Advocate Program:

     In November 2000, Kaire introduced the YesRx Health Advocate Program; which targets the unique pharmacy needs of specific chronic care communities. This unique specialized pharmacy care program provides the tools, the knowledge and support systems that enable HIV patients to manage a complicated drug regime simply and effectively. The range of services provided by the Health Advocate team members extends well beyond that of a typical pharmacy. To begin, HIV Health Advocates typically come from the communities they serve. They process a comprehensive understanding and working knowledge of the disease and the drugs that treat it. They are counselors, they facilitating communication between patients and their physicians, they help patients comply with their medication regimes, they manage patient insurance claims, and more.

     The Health Advocate program is based at Classic Care Pharmacy in Los Angeles. From that location the program serves HIV patients in Los Angeles and Orange counties in Southern California.

NetFame:

     In July 2000, Kaire acquired the rights to the domain name "NetFame.com." Kaire purchased the netfame.com domain address with the intention of developing an interactive online exchange to facilitate communication between the planned subscriber base consisting of emerging actors, models, and musicians, with established industry agents. Due to current market conditions and the unsuccessful attempts by potential NetFame competitors, Kaire has terminated the NetFame.com operations.

Principles of Consolidation:

     The consolidated financial statements include the accounts of Kaire and its wholly owned subsidiaries (collectively the "Company"). The Company's subsidiaries include See/Shell Biotechnology, Inc., Venus Management, Inc., Effective Health, Inc, and Classic Care Pharmacy, Inc. Only Classic Care Pharmacy, Inc, has current operations; the remaining subsidiaries are recorded as dormant. intercompany accounts and transactions have been eliminated upon consolidation.

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

2. Summary of Significant Accounting Policies
---------------------------------------------

     Basis of Presentation
     ---------------------

     The financial statements and disclosures included herein for the three months ended June 30, 2001 and 2000 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

3. Convertible Debentures
-------------------------

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

     In May 2001, Kaire issued a convertible note for $400,000, with simple interest accruing at the annual rate of 8%. Interest payable on the Notes shall accrue at the annual rate of 8% and be payable quarterly commencing September 30, 2001. The Holder shall have the right to convert the principal amount and interest due under the notes into common shares of Kaire. Kaire also issued common stock purchase warrants with the right to purchase 1,500,000 shares of our commons stock.

Item 2. Management's Discussion and Analysis or Plan of Operation

   Short-Term Objectives:

      . Continue the regional expansion of the Health Advocate Program.

      . Continue the regional expansion of Classic Care's Business.

      .  Make acquisitions of strategic competitors.

      .  Develop strategic Joint Venture relationships.

      .  Execute a "Contract Management Agreement" with Stason Bio Technology

     In January 2001, Kaire made the decision eliminate certain YesRx.com e-commerce operations to focus more of its resources on its Classic Care and Health Advocate specialized pharmacy care operations. The decision was based on a number of factors including the poor performance of the YesRx.com online retail pharmacy, the slow growth projected for internet pharmacies over the next few years, the high cost of customer acquisition and retention of internet customers as well as the high costs associated with maintaining YesRx.com at a competitive level. These actions have reduced operating expenses with having a nominal impact on revenues. Going forward, YesRx.com will serve as a marketing and organizational platform for the Health Advocate program.

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

     Management is of the opinion that sufficient working capital will be available from internal operations and from outside sources during the next twelve months thereby to meet its obligations and commitments as they become payable. Historically, Kaire has been successful in its efforts to secure working capital from private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants.

Results of Operations

Three and Six Months Ended June 30, 2000 Compared to June 30, 2001
------------------------------------------------------------------

     For the three and six months ended June 30, 2001, revenues were approximately $3,687,328 and $7,223,858 respectively, for an increase of $2,959,543 and $6,436,014 respectively from the same periods in 2000. The increase was due to the increased sales of Classic Care Pharmacy and the Health Advocacy program. Note that the June 30, 2000 period includes just one month of revenue from Classic Care Pharmacy operations. Classic Care's monthly revenue run rate, increased by 40% from the periods ended June 2000 to June 2000.

     Gross profit for products and services was $1,180,292 and $1,603,935 for three and six months ended June 30, 2001, an increase of $917,421 and $1,311,075 over the same periods prior year. The increase was due to the acquisition of Classic Care Pharmacy. The decrease in gross margin percentage is a partially due to an increase in the Aids Advocacy program sales which has an average margin percentage ranging from seven to eleven percent.

     SG&A expense increased to $899,806 from $352,491 for the three months period ended June 30, 2001 versus June 30, 2000, and increased to $1,678,098 from $587,943 for the six months period ended June 30, 2001 versus June 30, 2000. The increase in SG&A was due to the following 1) the acquisition of Classic Care which accounted for $157,242 of the increase in both the three months and six months ended June 30, 2001 and 2) increases in the three and six month periods ended June 30, 2001 expenditures for Kaire Holdings's base businesses is related to consultants fees, financing costs and compensation expense.

     Interest expense for operations for the three and six month period ended June 30, 2001 was $0 compared to $0 for the comparable three month period prior year and $31,533 compared to $14,544 for the comparable six month period prior year. The increase resulted from the issuance of new convertible debt.

     No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through June 30, 2001, the Company incurred net operating losses for tax purposes of approximately $483,585. The net operating loss carry forward may be used to reduce taxable income through the year 2013. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.


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

     On June 30, 2001 the Company had assets of $12,951,840 compared to $11,635,029 on December 31, 2000. The Company had a total stockholders' equity of $8,032,718 on June 30, 2001 compared to an equity of $7,171,164 on December 31, 2000, an increase of $1,313,812.

     As of June 30, 2001 the Company's working capital position increased $1,395,168 from a negative $1,756,472 at December 31, 2000 to a negative $361,304, primarily as a result of increase in accounts receivable of $610,950, inventory of $364,732, prepaid consulting of $364,506 plus a decreases in notes payable-acquisition of $226,000, accounts payable of $105,247.

     On November 30, 2000, Kaire amended the purchase of Classic Care Pharmacy letter of intent signed in June 2000. The Amendment sets the purchase price at $9,500,000 to be paid in a combination of cash and stock. The Amended Agreement calls for an initial cash payment of $1,000,000 plus an additional $2,000,000 to be paid in cash payments of $250,000 each beginning in March 2001 through October 2001. The required amounts are to be funded through outside financing. Thus far, $1,699,000 of the $3,000,000 has been paid. Kaire has issued 15,499,999 common shares as the initial stock portion of the Amended Agreement. The value of the 15,499,999 shares is required to be no less than the balance of the cash owed or at least $.42 per share in order to meet the target price of $9,500,000. If the price of the stock is not equal to or greater than $.42 per share during the period ended October 31, 2001, the Company will be required to issue sufficient additional shares of common stock or pay additional cash to insure that the total consideration paid for the acquisition is $9,500,000. The additional stock must be issued or cash must be paid by November 30, 2001.

    Kaire intends to pay the balance of this liability through equity fundraising and by using profits from Classic Care Pharmacy. Should either of these sources of funds fail to produce adequate capital for the payment of the Classic Care liability, it is possible that Kaire may have to sell Classic Care Pharmacy in order to pay off this debt.

Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $483,585 and $2,413,175 for the period ended June 30, 2001 and the year ended December 31, 2000, respectively. The Company also had a net working deficit of $361,304 and $1,745,642 for the period ended June 30, 2001 and the year ended December 31, 2000, respectively. Additionally, the Company must raise additional capital to meet its funding commitments for the acquisition of Classic Care, Inc. These factors raise doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.



                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 1.  Legal Proceedings

Equipment Lease Litigation

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


Item 2. Changes in Securities and Use of Proceeds

     During the Quarter ending June 30, 2001, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

     In January 2001, the Company issued 3,000,000 shares of common stock for options exercised valued at $240,000. These options were issued to Kaire's management.

     In February 2001 the Company issued 6,000,000 shares of common stock for professional services valued at $420,000.

     In May 2001 the Company issued 6,000,000 shares of common stock for professional services valued at $120,000


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



                          KAIRE HOLDINGS INCORPORATED.
                          ----------------------------
                                  (Registrant)



Date:  August 20, 2001                 By: /s/ Steven  R.Westlund
                                           ------------------------
                                               Steven Westlund
                                               Chief Executive Officer, Chairman



Date:  August 20, 2001                 By: /s/ OWEN M. NACCARATO
                                           ---------------------
                                               Owen M. Naccarato
                                               Chief Financial Officer, director


Date:  August 20, 2001                  By:  /s/ Asher Gottesman
                                             -------------------
                                                 Asher Gottesman
                                                 Director