Form 10QSB
period 2001-09-30
KAIRE HOLDINGS INC
filed 2001-11-19
CIK 822997

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-21384
                                                -------

                           KAIRE HOLDINGS INCORPORATED
                           ---------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         13-3367421
-------------------------------                         -----------------
(State or other jurisdiction of                        (I.R.S. employer
incorporation or organization)                       identification number)

    1429 Robertson Blvd., Los Angeles, California            90035
    ---------------------------------------------            -----
      (Address of principal executive offices)             (Zip Code)

       Registrant's Telephone number, including area code: (310) 273-5181
                                                           --------------

          __________________________________________________________________
   (former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for the past 90 days.       Yes X     No
                                             ---      ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     Class  of Common Stock                 Outstanding at September 30, 2001
     ----------------------                 ---------------------------------
     $.001  par  value                              198,982,970  shares


Transitional Small Business Disclosure Format     Yes     No  X
                                                     ---     ---

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                           KAIRE HOLDINGS INCORPORATED

                                      Index


PART I - FINANCIAL INFORMATION


     Item 1. Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at
               December 31, 2000 and September 30, 2001 (unaudited)

          Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 (unaudited) and 2001 (unaudited)

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 (unaudited) and 2001 (unaudited)

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


     Item  4.  Submission  of  Matters  of  a  Vote  to  Security  Holders


     Item  6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM  I.     FINANCIAL  STATEMENTS

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
               SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 (AUDITED)



ASSETS                                        9/30/2001   12/31/2000
------                                       -----------  -----------
Current Assets
  Cash and Cash equivalents                  $    90,286  $   311,716
  Accounts receivable, net of allowance for
    doubtful accounts of $144,368              1,685,527    1,046,682
  Inventory                                      546,264      385,219
  Deposits                                         4,750        4,750
  Other Current Assets                           228,379       14,179
                                             -----------  -----------
      Total current assets                     2,555,206    1,762,546

Noncurrent Assets
  Debt issuance costs                             76,541       76,541
  Property and Equipment
    Net of Accumulated Depreciation              271,826      278,147
  Note Receivable - Related Party                559,310      280,500
  Investments                                     35,028       30,028
  Other Non-Current Assets                         5,000
  Goodwill, net                                8,846,832    9,202,267
                                             -----------  -----------
                                               9,789,537    9,872,483

      Total assets                           $12,344,743  $11,635,029
                                             ===========  ===========

   The accompanying notes are an integral part of these financial statements.


                                   (Continued)

                         KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET
                      SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 (AUDITED)



LIABILITIES & STOCKHOLDER'S EQUITY                                 9/30/2001     12/31/2000
----------------------------------                               -------------  -------------
Current Liabilities
  Accounts Payable and Accrued Expenses                          $  2,551,601   $  1,960,029
  Income Tax Payable                                                      800          4,000
  Due to Stason Biotech                                                              175,000
  Sales Tax Payable                                                     5,728          5,727
  Note Payable - Acquisition                                          774,881      1,301,000
  Capital Leases-Short Term                                            30,734         73,262
                                                                 -------------  -------------
    Total Current Liabilities                                       3,363,744      3,519,018

Convertible Notes Payable and Debentures                            1,535,496        821,000
Capital Leases-Long Term                                              166,374        123,847
                                                                 -------------  -------------
      Total Liabilities                                             5,065,614      4,463,865
                                                                 -------------  -------------

Stockholders'  Equity
  Common Stock, $0.001 par value                                      234,028        117,765
    400,000,000 shares authorized; 126,765,036 and 117,765,033 shares issued & outstanding, respectively
  Common Stock, Subscriptions Receivable                                             (20,000)
  Additional Paid-In Capital                                       42,223,109     40,671,855
  Current Earnings (Loss)                                          (1,579,438)             -
  Accumulated Deficit                                             (33,598,570)   (33,598,456)
                                                                 -------------  -------------
      Total Stockholders' Equity                                    7,279,129      7,171,164
                                                                 -------------  -------------

        Total Liabilities and Stockholders' Equity               $ 12,344,743   $ 11,635,029
                                                                 =============  =============

   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                          Three Months Ended             Nine Months Ended
                                          September 30, 2001             September 30, 2001
                                        ---------------------------  ---------------------------
                                            2001           2000          2001           2000
                                        -------------  ------------  -------------  ------------
REVENUES
  Products & Services                   $  3,926,963   $ 2,017,966   $ 11,391,327   $ 2,806,810
                                        -------------  ------------  -------------  ------------

    Total Revenues                         3,926,963     2,017,966     11,391,327     2,806,810

COST OF GOODS SOLD                         3,875,869     1,341,252      9,495,792     1,837,236
                                        -------------  ------------  -------------  ------------

GROSS PROFIT                                  51,094       676,714      1,895,535       969,574
                                        -------------  ------------  -------------  ------------

OPERATING EXPENSES
  Depreciation and Amortization              121,543             0        365,912
  Selling, general and administrative        831,480       646,570      2,509,578     1,234,513
                                        -------------  ------------  -------------  ------------
    Total Operating Expenses                 953,023       646,570      2,875,490     1,234,513
                                        -------------  ------------  -------------  ------------

PROFIT FROM OPERATIONS (LOSS)               (901,929)       30,144       (979,955)     (264,939)
                                        -------------  ------------  -------------  ------------

OTHER INCOME (EXPENSES)
  Interest expense                                          (1,551)       (31,533)      (16,095)
  Other Expenses                            (311,210)      (75,000)      (571,210)     (310,000)
  Other Income                                              75,000          4,460        80,828
                                        -------------  ------------  -------------
    Total Other Income (Expenses)           (311,210)       (1,551)      (598,283)     (245,267)
                                        -------------  ------------  -------------  ------------

      LOSS BEFORE PROVISION FOR STATE     (1,213,139)       28,593     (1,578,238)     (510,206)
                                        -------------  ------------  -------------  ------------

PROVISION FOR STATE INCOME TAXES                 400           400          1,200         1,200

NET INCOME (LOSS)                         (1,213,539)       28,193     (1,579,438)     (511,406)
                                        -------------  ------------  -------------  ------------

      Basic Loss per Share                     (0.01)         0.00          (0.01)        (0.01)
                                        =============  ============  =============  ============

      Diluted Loss per Share                   (0.01)         0.00          (0.01)        (0.01)
                                        =============  ============  =============  ============

Weighted Average Shares Outstanding      190,284,517    91,363,388    137,260,160    91,958,815
                                        =============  ============  =============  ============

   The accompanying notes are an integral part of these financial statements.

                   KAIRE HOLDINGS INCORPORATED AND SUBSIDARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001


                                                      UNAUDITED     UNAUDITED
                                                         2001          2000
                                                     ------------  ------------
Net Loss                                              (1,579,438)     (511,406)

Net cash used in operating activties
  Amortization and Depreciation                          361,757        66,089
  Deposits                                                              (5,000)
  Common Stock Issued for professional Services                         94,500
  Common Stock Issued for Interest on Notes                             14,543
  Common Stock for Conversion of Notes Payable                          26,546
  Common Stock Issued for other Compensation                           315,000
  Charge related to beneficial conversion feature
      of Convertible Notes Payable/Debentures                           10,000
  Non-Cash Other Expenses/Income                                       (82,025)
  Increase in Accounts Receivable                       (638,845)   (1,043,541)
  Increase in Prepaid Expenses and Other Assets         (214,200)      (65,337)
  Increase in Inventories                               (161,045)     (290,080)
  Increase in Accounts Payable and Accrued Expenses    1,165,221     1,026,456
                                                     ------------  ------------
      Net cash used in investing activities              512,888        67,151

Cash flows from INVESTING ACTIVITIES
  Purchase of furniture, equipment and leases             42,527      (252,580)
  Purchase of Goodwill                                                (690,794)
  Investment in affiliates                                             (30,000)
                                                     ------------
      Net cash used in investing activities               42,527      (973,374)

Cash flows from FINANCING ACTIVITIES
  Other Investments
  Due to Stason BioTech
  Note Receivable - related party                       (278,810)
  Payments to Classic Care Shareholders                               (255,000)
  Proceeds from issuance of common stock                  90,000     1,649,599
  Proceeds from issuance of convertible notes            991,403
                                                     ------------  ------------
      Net cash provided by financing activities          802,593     1,394,599

Net decrease in cash and cash equivalents               (221,430)      (23,030)

Cash and cash equivalents, beginning of period           311,716       130,668
                                                     ------------  ------------

Cash and cash equivalents, end of period             $    90,286   $   107,638
                                                     ============  ============

   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2001

1.  Organization and Line of Business
-------------------------------------

     Since its formation in Delaware in 1986, Kaire was continuously been involved in the health care market segment as a provider of unique quantitative laboratory products and services to researchers in 1999, and specialized pharmacy care to defined disease communities.

     Kaire's primary business is providing specialized pharmacy care to patients living in board and care facilities through its Classic Care Pharmacy, and also to HIV patients through its YesRx Health Advocate Program.

YesRx.com,  Inc:

     Kaire formed YesRx in November 1999 as an Internet based e-commerce pharmacy and drug store that provided a full range of traditional pharmacy and drug store services supported by extensive health related information and content. Initially, YesRx focused on providing specialized pharmacy care to select chronic patients within the senior health care market segmentIn January 2001, Kaire modified YesRx products and services mix eliminating unprofitable e-commerce operations to focus on providing specialized pharmacy care to HIV patients through its new Health Advocate program.

Stason Biotech, Inc:

     In May of 2000, Kaire entered into a Letter of Intent with Stason USA, Inc, which outlined a plan to merge Kaire's EZ-Trac Microspheres and Investigator Partner Service laboratory business with a similar business operated by Stason into a new entity.

     In January 2001, Kaire finalized this agreement and transferred the assets of EZ TRAC, Inc. to a new corporation, Stason Biotech, Inc., in exchange for 40% of the outstanding common stock of the new corporation. This transaction reflects management's strategic plan to move the Company from unprofitable operations and to focus on providing specialized pharmacy care to selected disease communities.

     Stason Biotech initially will be engaged in the research and development of compounds and testing measures for the treatment of pathogenic viral infections and other medical applications related to solid form prescription drug formation as well as providing contract research and development services to manufacturers of pharmaceutical drugs.

       Classic Care:

     In May of 2000, Kaire acquired Los Angeles-based Classic Care pharmacy, which provides specialized pharmacy care services to bed and board facilities throughout Los Angeles and Orange Counties in California.


       YesRx Health Advocate Program:

     In November 2000, Kaire introduced the YesRx Health Advocate Program; which targets the unique pharmacy needs of specific chronic care communities. The Health Advocate Program at YesRx is a direct response to the increasingly critical need of HIV patients to achieve full compliance with their medication regimens. This unique specialized pharmacy care program provides the tools, the knowledge, and support systems that enable HIV patients to manage a complicated drug regime simply and effectively.
     The goal of the Health Advocate Program is 100% medication compliance for all its member patients. It achieves this goal by providing member patients with the tools to manage complex drug regimens, the knowledge to better understand their condition and the drugs that treat it, and the dedication and support of their personal health advocate.
     The Health Advocate program is based at Classic Care Pharmacy in Los Angeles. From that location the program serves HIV patients in Los Angeles and Orange counties in Southern California.

NetFame:

       In July 2000, Kaire acquired the rights to the domain name "NetFame.com." Kaire purchased the netfame.com domain address with the intention of developing an interactive online exchange to facilitate communication between the planned subscriber base consisting of emerging actors, models, and musicians, with established industry agents. Kaire has terminated the NetFame.com operations in accordance with its plan to focus on providing specialized pharmacy care to select disease communities.

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

2.    Summary of Significant Accounting Policies
------------------------------------------------

     Basis of Presentation
     ---------------------
     The financial statements and disclosures included herein for the three and nine months ended September 30, 2001 and 2000 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month and nine periods ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

     Stock  Split
     ------------
     On or about February 19, 1998, the Company had a 1-for-75 reverse stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split.

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

3.   Convertible  Debentures
----------------------------

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

     In May 2001, Kaire issued a convertible note for $400,000, with simple interest accruing at the annual rate of 8%. Interest payable on the Notes shall accrue at the annual rate of 8% and be payable quarterly commencing September 30, 2001. The Holder shall have the right to convert the principal amount and interest due under the notes into common shares of Kaire. Kaire also issued common stock purchase warrants with the right to purchase 1,500,000 shares of our commons stock

     In August 17, 2001, Kaire issued a convertible note for $300,000, with simple interest accruing at the annual rate of 8%. Interest payable on the Notes shall accrue at the annual rate of 8% and be payable quarterly commencing September 30, 2001. The Holder shall have the right to convert the principal amount and interest due under the notes into common shares of Kaire. Kaire also issued common stock purchase warrants with the right to purchase 1,500,000 shares of our commons stock

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     Kaire formed YesRx.com in November 1999 as an Internet based e-commerce pharmacy and drug store that provided a full range of traditional pharmacy and drug store services supported by extensive health related information and content. Initially, YesRx.com focused on providing specialized pharmacy care to select chronic patients within the senior health care market segment and traditional pharmacy services to the general public through its e-commerce Internet store. In January of this year, Kaire refocused YesRx.com eliminating the unprofitable e-commerce Internet store operation to serve as an organizational platform for the Health Advocate Program. Initially, YesRx will focus on the HIV community. The site will serve as the center for marketing, HIV health information and education and recruitment. Kaire reopened the new site in October of this year.

     The Health Advocate Program exceeded its revenue projections for the third quarter of this year. Additionally, the Health Advocate Program has been selected by the Los Angeles County Department of Health and Services as a primary provider of specialized pharmacy care for the DAART study. That study is being conducted in conjunction with the Centers for Disease Control.

Short Term Goals
----------------

For the immediate future, Kaire will continue to implement its current market strategies for the Health Advocate Program in the southern California region.

Long Term Goals
---------------

     During 2002, Kaire intends to look into the possibility for a national rollout of the program that involves recruiting new Health Advocates in several larger metropolitan markets. Kaire believes there will be an increasing critical need for its Health Advocate Program as HIV continues to infect millions of people in the United States and around the world.

     Classic Care has also exceeded revenue projections for the third quarter of this year in doubling its sales over the same period last year. Kaire will continue to implement its current market strategies for Classic Care while seeking ongoing operating efficiencies and economies.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2000 Compared to September 30, 2001
-----------------------------------------------------------------------------

     For the three and nine months ended September 30, 2001, revenues were approximately $3,926,963 and $11,391,327 respectively, for an increase of $1,908,997 and $8,584,517 respectively from the same periods in 2000. The increase was due to the increased sales of Classic Care Pharmacy and the Health
Advocacy program.   Note that the September 30, 2000 period includes just four months of revenue from Classic Care Pharmacy operations.

     Gross profit for products and services was $ 51,094 and $1,895,535 for three and nine months ended September 30, 2001, an increase (decrease) of $(625,620) and $925,961 over the same periods prior year. The decrease in gross profit for the three month period ending September 30, 2001 was due to an inventory adjustment to cost of goods sold for $508,736 plus an additional $100,000 in inventory charges from prior quarters. The increase in the nine month gross margin is due to the increase in revenue.

     SG&A expense increased to $831,480 from $646,570 for the three months period ended September 30, 2001 versus September 30, 2000 and increased to $2,509,578 from $1,234,513 for the nine months period ended September 30, 2001 versus September 30, 2000. The increase in SG&A was due to the following 1) the acquisition of Classic Care accounted for $584,916 of the increase in the three month period ending September 30, 2001 and $742,158 of the increase in the nine month period ended September 30, 2001 and 2) increases in the three and nine month periods ended September 30, 2001 expenditures for Kaire Holdings' base businesses is related to consultants fees and financing costs.

     Interest expense for operations for the three and nine month period ended September 30, 2001 was $0 compared to $1,551 for the comparable three month period prior year and $31,533 compared to $16,095 for the comparable nine month period prior year. The increase resulted from the issuance of new convertible debt.

     No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through September 30, 2001, the Company incurred net operating losses for tax purposes of approximately $1,579,438. The net operating loss carry forward may be used to reduce taxable income through the year 2013. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.

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

     On September 30, 2001 the Company had assets of $12,344,743 compared to $11,635,029 on December 31, 2000. The Company had a total stockholders' equity of $7,280,329 on September 30, 2001 compared to stockholders equity of $7,171,164 on December 31, 2000, an increase of $109,165.

As of September 30, 2001 the Company's working capital position increased $947,934 from a negative $1,756,472 at December 31, 2000 to a negative $808,538, primarily as a result of increases in accounts receivable of $638,845, inventory of $161,045, prepaid consulting of $218,000, accounts payable of $591,572 plus a decrease in notes payable -acquisition of $526,119.

Classic Care Pharmacy Spinoff

On November 1, 2001, Kaire Holdings entered into an agreement with the original Classic Cares owners, pending shareholder approval, whereby Kaire will assign approximately fifty four percent (54%) ownership of the Classic Care Pharmacy ("CC") back to the original owners of the CC pharmacy, with Kaire retaining approximately 35% of the equity in CC. In consideration of the assignment, all amounts due the CC prior owners will be deemed satisfied with the exception of a One Year 4% Convertible Note (the "Note") in the amount of USD $2,000,000.00 that the CC Owners agree to hold. The note will mature one year hence ("Maturity Date"), and if not paid when due, Kaire will have the option to return 2,000,000 of its shares of Classic Care to the note holders in settlement of the note. Interest will be payable within 30 days of the maturity date in cash or in Kaire common stock.

     Kaire intends to dividend to Kaire shareholders approximately 49% of its position in CC. Kaire Holdings.

     If Kaire is unsuccessful in obtaining the required shareholder approval for the spin-off, Kaire will return 85% ownership of Classic Care (the "foreclosure Shares") back to the CC Owners as an accord and satisfaction of the debt owed by Kaire to the CC Owners. In addition, the CC Owners shareholders will cancel any amounts due them by Kaire. The shareholder approval date shall be no later than February 9, 2002.


GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $1,579,438 and $2,413,175 for the period ended September 30, 2001 and the year ended December 31, 2000, respectively. The Company also had a net working deficit of $808,538 and $1,756,472 for the period ended September 30, 2001 and the year ended December 31, 2000, respectively. Additionally, the Company must raise additional capital to meet its funding commitments for the acquisition of Classic Care, Inc. These factors raise doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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


CARDINAL  HEALTH  CO.

On October 16, 2001, Classic Care Pharmacy ("CC Pharmacy") entered into a settlement agreement with Cardinal, whereby CC Pharmacy stipulated to entry of judgment a sum of $1,146,594 plus interest accruing at 18% per annum. CC Pharmacy paid $500,000 upon the execution of the agreement and is to pay $100,000 a week until the principal and interest owned is zero. As of today the open balance is $140,000. CC Pharmacy's fast growth created timing differences in cash received from insurances versus payments due to vendors. We believe CC Pharmacy has set up a procedure to satisfactorily resolve this situation


BERGEN  BRUNSWIG

On or about November 8, 2001, Kaire Holdings, Inc., entered into a settlement with Bergen Brunswig whereby Kaire stipulated to entry of Judgment a sum of $258,900.51with no interest accruing. Kaire paid $50,000 upon the execution of the agreement and has agreed to bi-monthly payments of $15,000 until the balance owed is zero. Fast growth in the AIDS Advocacy program created timing differences in cash received from insurances versus payments due to vendors. We believe Kaire has set up a procedure to satisfactorily resolve this situation.


ITEM 2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     During the Quarter ending September 30, 2001, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

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

     ITEM  5.     OTHER  INFORMATION

None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K:

     Form  8-K  filed  November  13,  2001

     Item 5.  Other Events and Regulation FD Disclosure

       On November 2, 2001, Kaire Holdings, Inc. (the "Company") issued a press release announcing that the Company reached an agreement with the former Classic Care Shareholders to spin-off of its Classic Care Pharmacy business into a separately traded public entity. The news release also stated that the specific terms of the agreement will require shareholder approval and will be outlined in a proxy statement to be mailed to shareholders on or about Dec. 21, 2001. The Company has also tentatively scheduled its Annual Shareholders Meeting for Jan. 10, 2002.

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


                          KAIRE HOLDINGS INCORPORATED.
                          ----------------------------
                                  (Registrant)



Date:  November  18,  2001     By:  /s/Steven  R.Westlund
                                    ---------------------
                                    Steven  Westlund
                                    Chief  Executive  Officer,  Chairman


Date:  November  18,  2001     By:  /s/OWEN  M.  NACCARATO
                                    ----------------------
                                    Owen  M.  Naccarato
                                    Chief  Financial  Officer,  director


Date:  November  18,  2001     By:  /s/  Asher  Gottesman
                                    ---------------------
                                    Asher  Gottesman
                                    Director