Form 10-K
period 2001-12-30
KAIRE HOLDINGS INC
filed 2002-04-15
CIK 822997

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark  One)
[X]     ANNUAL  REPORT  PURSUANT  SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934.  For  the  fiscal  year  ended  December  31,  2001.

[ ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934.  For  the  transition  period  from  _______________ to
_______________

                         Commission file number  0-21384
                                                --------

                           KAIRE HOLDINGS INCORPORATED
                           ---------------------------
                 (Name of small business issuer in its charter)

                           KAIRE HOLDINGS INCORPORATED
                           ---------------------------
                 (Name of small business issuer in its charter)

Delaware                                8980                       13-3367421
--------------------------------------------------------------------------------
(State or other jurisdiction of  (Primary Standard Industrial    (I.R.S.
incorporation  or  organization)  Classification  Code  Number)  employer identification
                                                                 number)





1429  S.  Robertson  Blvd.,  Los  Angeles,  CA                             90035
--------------------------------------------------------------------------------
(Address  of  Principal  Executive  Offices)                         (Zip  Code)


       Registrant's Telephone number, including area code: (310) 273-5181

Securities  registered  under  12(b)  of  the  Exchange  Act:     None

Securities  registered  under  Section  12(g)  of  the  Act:     Common  Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   Yes-X   No  ___
                                              -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The  issuer  had  revenues of $15,862,690 for the fiscal year ended December 31,
                              -----------
2001.

The aggregate market value of the voting stock held by non-affiliates on December 31, 2001 was approximately $ 1,058,407based on the average of the bid
                                       ----------
and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of December 31, 2001, 277,041,071 shares of the issuer's Common Stock were outstanding.
    -------

                       DOCUMENTS INCORPORATED BY REFERENCE

The  Company's  report  on  Form  S-8  dated  December  19,  2001:  Part  III
The  Company's  Proxy  to  security  holders  dated  December 17, 2001: Part III
The  Company's  report  on  Form  8-K  dated  November  13,  2001: Items 6 and 7
The  Company's  report  on  Form  S-8  dated  May  25,  2001:  Part  III
The  Company's  report  on  Form  8-K  dated  June  22,  2000:  Items  6  and  7
The  Company's  report  on  Form  S-8  dated  May  26,  2000:  Part  III
The  Company's  report  on  Form  S-8  dated  February  11,  2000:  Part  III
The  Company's  report  on  Form  8-K  dated  April  8,  1999:  Items  6  and  7
The  Company's  report  on  Form  S-8  dated  March  19,  1999:  Part  II

Transitional  Small  Business  Disclosure  Format     Yes     No  X
                                                                 --

                                     PART I

ITEM  1.          DESCRIPTION  OF  BUSINESS

General  Business  Development
------------------------------


Kaire Holdings, Incorporated ("Kaire"), formerly known as Interactive Medical Technologies Ltd. ("IMT"), was incorporated in Delaware in 1986.

On  February  19,  1998,  we  did  the  following  three  things:

1. We changed the name of the Company to Kaire Holdings, Inc. from Interactive Medical Technologies, Ltd.;
2.  We  changed  our  NASDAQ  OTCBB  symbol  to  "KAHI"  from  "NONI";  and
3.  We reverse split our common stock at a ratio of seventy-five (75) to one(1).

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

In May 1999, we changed our business based on a decision to refocus our business on larger consumer driven markets that would provide more opportunity for Kaire. That month, we opened an e-commerce consumer health oriented business named VitaPlanet.com, which marketed over the counter herbal and natural health products through the Internet. During the months from May 1999 to November 1999, we developed and expanded our web site. In November of 1999, VitaPlanet.com was renamed YesRx.com and re-launched as a full e-commerce online pharmacy and drugstore providing specialized pharmacy care, over-the-counter health and wellness and personal care products to targeted segments of the senior health care market. In January 2001, we refocused our efforts from the unprofitable e-commerce operations to focusing on providing specialized pharmacy care to HIV patients through our new Health Advocate Program ("HAP").

In May of 2000, we signed a letter of intent with Stason Pharmaceuticals USA, a pharmaceutical company that specializes in product development, pilot scale production, technology transfer and management of technical information and resources for the development of prescription drugs in solid form. This led to the merging and relocating of our EZ-TRAC/IPS laboratory business with a similar business of Stason's. In January 2001, we finalized the agreement with Stason USA and subsequently formed the new Stason Bio-Tech entity, which contains the merged laboratory businesses.

In June of 2000, we acquired Los Angeles-based Classic Care, Inc., (dba Classic Care Pharmacy). Classic Care provides specialized pharmacy care services to retired persons living in extended care facilities throughout Los Angeles and Orange Counties in California.

In July 2000, we acquired the rights to the domain name "NetFame.com." We purchased the Netfame.com domain address with the intention of developing an interactive online exchange to facilitate communication between the planned subscriber base consisting of emerging actors, models, and musicians, and a pool of established industry agents. We have terminated the NetFame.com operations in accordance with its our plan to focus on providing specialized pharmacy care to select disease communities.

Also, in November 2000, we launched our "Health Advocate Program" ("HAP"). The HAP provides specialized pharmacy care, health and disease information and education, and individual patient counseling along with customizable medication compliance program for HIV patients.

On November 1, 2001, we entered into an agreement with the original Classic Care owners to settle the amounts due from us for the purchase of Classic Care, Inc. The settlement agreement with the original Classic Care shareholders facilitated the spin-off of the Classic Care, Inc. Stockholder approval of this transaction was received on January 31, 2002 at the annual shareholder's meeting.

Business  of  Kaire  Holdings  Incorporated
-------------------------------------------

Headquartered in Los Angeles, California, we provide specialized pharmacy services and products to defined markets that include HIV patients and seniors. Our products and services are highly specialized and honed to meet the specific needs of our target markets.

Kaire  principally  has  interests  in  three  companies:

1.     YesRx
2.     Classic  Care,  Inc.
3.     Stason  Biotech

YesRx:
------

YesRx.com began operations in November 1999 as an Internet based pharmacy that provided a full range of pharmacy services combined with drug store products, and extensive health related information and content directed at the senior market segment through our YesRx.com website.

YesRx.com e- commerce operations have been scaled back and were deminimis during 2001.

Classic  Care,  Inc.  (dba  Classic  Care  Pharmacy):
-----------------------------------------------------

In 1997, Classic Care, Inc., ("Classic Care") Pharmacy began operations as a provider of specialized pharmacy care for retired seniors located throughout Los Angeles and Orange Counties in California. Classic Care serves southern California facilities in Los Angeles, Hollywood, Long Beach, Ventura, North Hollywood, Van Nuys, Reseda, Oxnard and other locations. Services include daily delivery of pharmaceutical and medical supply needs and management of patient insurance billing claims. Classic Care also serves as the primary fulfillment center for all of Kaire's specialized pharmacy care operations.

In November of 2000, we introduced the HAP. The HAP targets the special pharmacy needs of specific chronic care communities (e.g, HIV patients). Under the HAP, we currently provide specialized pharmacy care to seniors living in extended care facilities and HIV patients. The key point of the HAP is the personalized service each patient receives from our Health Advocate Team, which is comprised of individual HIV Health Advocates. The Health Advocate Team members perform a range of service that are well beyond that of any average pharmacy. Our HIV Health Advocates typically come from the communities they serve and possess a comprehensive working knowledge of the diseases (i.e., HIV and AIDS) and its their treatments. Services include, personal delivery of medications, counseling, facilitating communication between patients and their physicians, medication compliance, managing patient insurance claims and more. Many times an individual Health Advocate becomes a valued member of a patient's family.

The HAP is currently a part of our Classic Care operations and services HIV patients in Los Angeles and Orange counties in Southern California through our location in Los Angeles.

In May 2000, we acquired the Classic Care Pharmacy. At the time of Classic Care acquisition, the HAP program was in its infancy and it was easily developed within the Classic Care operations. The HAP program has grown steadily during 2001 and has become a burden on infrastructure of the Classic Care Pharmacy, which is strategically more structured towards providing services and pharmaceuticals for a different type of client base.

Differences in the client base and the method of fulfilling pharmaceutical needs drove the decision to spin Classic Care off into a separate public entity. By spinning off Classic Care, we hope to achieve; 1) a more efficient operation in both business lines, 2) the ability to grow faster and handle the growth due to the expected efficiencies to be achieved, and 3) a way to meet the intended financial obligations of the original acquisition that will benefit both Kaire shareholders and the Classic Care shareholders.

On November 1, 2001, we entered into an agreement with the original Classic Care owners to facilitate the spin off, whereby Kaire will assign approximately fifty four percent (54%) ownership of Classic Care back to the original owners of the CC pharmacy, with Kaire retaining approximately 35% of the equity in Classic Care. In consideration of the assignment, all amounts due the prior owners of Classic Care will be deemed satisfied with the exception of a One Year 4% Convertible Note (the "Note") in the amount of USD $2,000,000.00 that the original Classic Care Owners agree to hold. The Note will be executed upon the effective date of the spin-off and mature one year hence ("Maturity Date"). If the Note is not paid when due, Kaire will return 2,000,000 of its shares of Classic Care to the note holders in full settlement of the note principal and any accrued interest. The 2,000,000 shares of Classic Care common stock are to be held in escrow for the one year period.

Specifically, under this spin-off, Classic Care would have 11,010,000 shares of common stock and 100,000 shares of preferred stock outstanding. The prior shareholders of Classic Care would own 54%, or 6,000,000 common shares and 100,000 preferred shares. Kaire Holdings would own 35%, or 3,910,000 common shares. Of the 3,900,000 common shares that will be owned by Kaire in Classic Care, 1.9 million shares will be distributed directly to the shareholders based on the percentage of ownership of each shareholder in Kaire Holdings. The officers of Kaire Holdings and one other party will receive 7% or 700,000 common shares. The remaining 4%, or 400,000 shares will be reserved for a Classic Care employee stock option plan. Stockholder approval of this transaction was received on January 31, 2002 at the annual shareholder's meeting.

Stason  Biotech:
----------------

In May of 2000, we signed a letter of intent with Stason USA, Inc, which outlined a plan to merge our EZ-TRAC/IPS laboratory business with a similar business of Stason's. The plan also called for the relocation of our laboratory operations to Stason's facilities in Irvine, California. The move and integration of businesses was completed by the end of May 2000.

In January of 2001, we finalized the agreement with Stason USA, Inc., whereby its EZ Trac lab business was contributed to a new entity Stason Biotech, which contains the merged laboratory businesses. The new entity was to be engaged in the research and development of compounds and testing measures for the treatment of pathogenic viral infections and other medical applications related to solid form prescription drug formation as well as providing contract research and development services to manufacturers of pharmaceutical drugs. In consideration of our investment, we received 40% of the initial stock allocation for Stason Biotech. Because the EZ TRAC operation was a net liability, we showed a net gain on the transfer of assets. The subsequent gain or loss on the Stason Biotech investment is shown as an adjustment in the investment. It was Stason's and our intent to make Stason Biotech a publicly reporting entity; however, this plan was dropped due to market conditions which have driven the need to change the areas that Stason is focusing on.

Product  Liability  Insurance
-----------------------------

Although, we believe our products are safe, we may be subject to product liability claims from persons injured through the use of our marketed products or services. We carry no direct product liability insurance, relying instead on the coverage maintained by our its distributors and manufacturing sources from whom we obtains product. There is no assurance that this insurance will adequately cover any liability claims brought against us. There also can be no assurance that we will be able to obtain our its own liability insurance (should we it seek to do so) on economically feasible terms. Our failure to maintain our its own liability insurance could materially adversely affect our its ability to sell our its products in the future. Although no product liability claims have been brought against us to date, if there were any such claims brought against us, the cost of defending against such claims and any damages paid by us in connection with such claims could have a materially adverse impact upon us, including our financial position, results of operations and cashflows.

Competition
-----------

There is significant competition in the retail and wholesale prescription drug business. Many of our competitors are larger, better-financed companies and possess greater access to necessary resources. Although we are attempting to establish ourselves as a provider of specialized pharmacy care products and services to selected niche markets, no assurance can be given that our competitors will not use their advantages over us, and more directly pursue the customers we are attempting to acquire and those who we have already acquired, thereby enhancing their respective share of the specialty pharmaceutical market.

Patents,  Licenses  and  Trademarks
-----------------------------------

Not  Applicable

Royalty  Agreements
-------------------

Not  Applicable

Government  Regulations
-----------------------

All pharmaceutical retailers are subject to extensive regulation by various federal agencies, including the United States Food and Drug Administration ("FDA"), and by various state agencies, including California Board of Pharmacy, and Department of Health Services. Presently, we are the Company compliant with all federal and state regulations related to our businesses.

Research  and  Development  Plan
--------------------------------

Not  Applicable

Employees
---------

We  currently   have  30  full-time  employees.


ITEM  2.     DESCRIPTION  OF  PROPERTY

Our corporate operations are currently conducted at the same location as Classic Care operations, which are located in a leased facility located in Los Angeles, California. The facility is approximately 3,200 square feet and is leased at $4,500 per month.

ITEM  3.     LEGAL  PROCEEDINGS

Patent  Claim
-------------

An individual filed a complaint against us alleging breach of contract and fraud and related business torts related to certain patents that the plaintiff transferred to us. We believe that the plaintiff's claims are without merit. Although we reached a tentative settlement in this matter, the Plaintiff has failed to execute the settlement and the case is being scheduled for a dismissal hearing.

Cardinal  Health  Co.
---------------------

On October 16, 2001, we entered into a settlement agreement with Cardinal, whereby we stipulated to entry of judgment a sum of $1,146,594 plus interest accruing at 18% per annum. We paid $500,000 upon the execution of the agreement and is agreed to pay $100,000 a week until the principal and interest owned is zero. The balance was paid in full as of December 31, 2001 and Cardinal executed a release of the judgment

Bergen  Brunswig
----------------

On or about November 8, 2001, Kaire Holdings, Inc., entered into a settlement with Bergen Brunswig whereby we stipulated to entry of Judgment a sum of $258,900 with no interest accruing. We paid $50,000 upon the execution of the agreement and have agreed to bi-monthly payments of $15,000 until the balance owed is zero. We are current with our payments and the balance is
$75,000  as  of  December  31,  2001.

Except as otherwise specifically indicated above, we believe that we do not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 2001. However, there can be no assurance that we will prevail in any of the above proceedings. In addition we may be required to continue to defend ourselves resulting in substantial additional expense. In the event we are is unable to pay the defense costs associated with the foregoing, an unfavorable settlement or judgment could be awarded against us which could have a material adverse effect upon us.


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

Annual Shareholder meeting held on January 31, 2002. On November 2, 2001, Kaire Holdings, Inc. (the "Company") issued a press release announcing that we reached an agreement with the former Classic Care Shareholders to spin-off of Classic Care except for the HAP business into a separate public entity. The news release also stated that the specific terms of the agreement will require shareholder approval and was outlined in a proxy statement that was mailed to shareholders on Dec. 21, 2001. Shareholder approval was received on January 31, 2002 at our annual shareholder's meeting.

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


2000            LOW    HIGH
                =====  =====
                    .
First Quarter.     11  1.00
==============  =====  ====
Second Quarter    .16   .60
--------------  -----  ----
Third Quarter.    .13   .22
--------------  -----  ----
Fourth Quarter  .0625   .30
--------------  -----  ----


2001 . . . . .  LOW    HIGH
--------------  =====  ====
First Quarter.    .06   .19
==============  =====  ====
Second Quarter    .01   .06
--------------  -----  ----
Third Quarter.    .01   .02
--------------  -----  ----
Fourth Quarter   .004  .045
--------------  -----  ----

To  date,  the  Company  has not declared or paid dividends on its Common Stock.

As of December 31, 2001, there were approximately 716 shareholders of record (in street name) of the company's Common Stock.

Sale  of  Unregistered  Stock
-----------------------------

During the fiscal year ended December 31, 2001, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows: (1) 132,109,372 shares of common stock were issued for conversion of $992,653 of notes payable and $33,789 of interest incurred on these notes, (2) 16,650,000 shares of common stock were issued for consulting and professional fees valued at $890,475 and $38,003 in cash, (3) 850,000 shares of common stock were issued for options exercised valued 24,625 and (4) 9,666,666 shares of common stock were issued for other compensation valued at $383,216.

During the fiscal year ended December 31, 2000, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows: (1) 1,185,660 shares of common stock were issued for conversion of $36,845 of notes payable and debt and $18,000 of interest incurred on these notes, (2) 6,262,168 shares of common stock were issued for consulting and professional fees valued at $404,056, (3) 50,000 shares of common stock were as part of the acquisition of the Netfame.com domain name, (4) 16,456,980 shares of common stock were issued for $1,649,599; and (5) 15,499,999 shares of common stock were issued as part of the acquisition of Classic Care, Inc.

During the fiscal year ended December 31, 1999, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows: (1) 34,393,524 shares of common stock were issued for conversion of $1,367,402 of notes payable and $5,104 of interest incurred on these notes, (2) 817,610 shares of common stock were issued for services valued at $65,000. And the Company issued 335,000 shares of common stock for professional fees valued at $19,500, (3) 18,510,000 shares of common stock were issued for options exercised valued $880,500, and (4) 1,275,000 shares of common stock were issued for other compensation valued at $63,750.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Plan  of  Operation

Short-term  Objectives:

-     Complete  the  spin-off  of  Classic  Care  (a  wholly-owned  subsidiary);
- Continue to develop the Health Advocate Program in the Southern California region.

Long-term  Objectives:

- Explore the possibility of rolling out the HAP in other areas of California and possibly expanding into other states. We believe there will be an increasing critical need for our Health Advocate Program as HIV continues to infect people in the United States and around the world.
- Investigate the possibility of implementing the Health Advocate Program with other chronic diseases, (e.g., diabetes).

We  have  no  expected  or  planned  sale  of significant property or equipment.

Excluding any potential acquisition, our work force is expected to increase at a rate equal to actual increases of our business operations.

In our opinion sufficient working capital will be available from internal operations and from outside sources during the next twelve months thereby enabling us to meet our its obligations and commitments as they become payable. Historically, we have been successful in our efforts to secure working capital from private placements of common stock securities, bank debt, loans from private investors and the exercise of warrants for common stock.

RESULTS  OF  OPERATIONS

Net revenue for the year ended December 31, 2001 was $15,862,690 as compared to $5,707,700 for the same period in 2000, or an increase of $10,154,990. The increase in net revenues was attributable to the following main reasons:, 1) the inclusion of a full year of Classic Care revenues for the period ending December 31, 2001 as opposed to only seven months being included for the same period prior year, 2) the introduction of wholesale products in the current fiscal year which accounted for approximate $3.1 million of the increase and 3) the Health Advocacy Program ("HAP") which accounted for approximately $1.1 million of the increase.

Gross profit for the year ended December 31, 2001 was $2,545,277 as compared to $1,665,151 for the same period in 2000, or an increase of $880,126. This increase in gross profit was attributable to the inclusion of a full year of Classic Care revenues for the period ending December 31, 2001 as opposed to only seven months being included for the same period prior year. The gross profit percentage of 16% for the period ended December 31, 2001 decreased from 29% for the same period prior year. The decrease was attributable to the following: 1) wholesale margins during the startup phase were minimal and 2) the HAP margins were low during the startup phase (around 5%) and are currently running around
9%. HAP patients require more expensive drugs which will have lower margins until our volume increases.

Operating expenses for the period ending December 31, 2001 were $4,743,164 as compared to $4,300,255 for the same period in 2000, or an increase of $442,909. Operating expenses for the previous year include Classic Care expenses for seven months. We have continued our efforts to stream line operations and minimize costs. Of this increase in operating expenses during 2001, approximately $150,000 was attributable to legal, accounting and consulting fees related to the filing of the registration statements, researching and developing the plan of spin-off, and proxy statement preparation for the annual shareholders meeting. Another $60,000 of the increase was attributable to the cost of the Annual shareholders meeting. Legal costs of defending vendor and third party actions increased approximately $50,000 and debt issuance costs relating to the financings that occurred during the year attributed to $150,000 of the cost increase. Salaries decreased $560,435 due to reductions in headcount and other compensation. This decrease in employee salaries and wages, was offset by a similar increases in consulting expenses related to public relations and strategic business advice. We were able to hire consultants to assist us in reaching our business goals without utilizing our cash. The remaining increase was attributable to advertising, printing and promotional materials plus some startup costs for the wholesales and HAP programsDuring 2001, we consolidated our operations into one location to minimize our rent and office expenses.

Interest expense was $150,162 for the year ended December 31, 2001 as compared to $41,352 for the same period in 2000, or an increase of $108,810. The interest expense increase in 2001 was primarily a result of the interest on the issuance of $1,200,000 worth of convertible notes bearing an interest rate of 8% that were issued in January, May and August of 2001.

During 2001, net non-operating other expenses were $49,961, which was primarily due to shareholder fees of $41,569. Shareholder fees are costs comprised charges for stock transfer agent fees. In the previous year we had net non-operating income of $251,244 The decrease of $301,205crease was mainly attributable to a gain from the write down of payables of $60812 and a gain on disposal of assets $28,509, and non-cash income of $160,264, which all occurred in the prior year ending December 31, 2000.

 No provision was made for Federal income tax since we have incurred significant net operating losses from inception. We recorded a valuation allowance against our deferred tax assets primarily due the substantial doubt regarding recoverability of tax benefits resulting from net operating loss carryforwards.


RESTATEMENT

During 2001, we discovered that our previously issued 2000 financial statements understated goodwill by $250,000 and excluded notes payable totaling $250,000 and the related accrued interest of $8,750. The accompanying financial statements for 2000 have been restated to reflect the recording and classification of these debt agreements as a note payable to related parties. The effect of the restatement was to increase net loss for 2000 by $16,041, net of related income tax of $0.




LIQUIDITY  AND  CAPITAL  LOSSES

On December 31, 2001 the Company had assets of $11,616,629 compared to $11,877,737 on December 31, 2000. The Company had a total stockholder's equity of $937,672 on December 31, 2001 compared to equity of $7,171,163 on December 31, 2000, a decrease of $6,217,450. The decrease in stockholders' equity for the year ended December 31, 2001 was the result of adjusting the recording of the Classic Care acquisition by $6,345,000 to reflect the liability resulting from our common stock price not achieving a value $0.42 per share by October 31, 2001. We negotiated with the prior owners of Classic Care, and reached a settlement, a workout agreement was done in November 2001.
As of December 31, 2001 the Company's working capital position decreased $6,034,422 from a working capital deficit of $1,805,722 at December 31, 2000 to a working capital deficit of $7,840,144 at December 31, 2001. This result was attributed primarily to an increase in the acquisition note payable of $6,118,881 and an increase in the current portion of convertible notes of $527,491. These working capital decreases were offset by increases in account receivable of $374,857, an increase in inventory of $343,191, with the remaining difference in miscellaneous areas. Cash flow used for operating activities was $1,412,795 and $565,227 during the year ended December 31, 2001 and 2000, respectively. The primary uses of cash during 2001 were increases in accounts receivable and inventory and reduction in accounts payable and accrued expenses. The increase in accounts receivable and inventory is due to a significant increase in our volume of business. We generated cash through financing activities principally through debt financing. We raised $1,200,000 and $750,000 through the issuance of 8% convertible notes.


GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, we have experienced net losses of $2,401,210 and $2,429,212 for the years ended December 31, 2001 and 2000, respectively. We have also had a net working deficit of $7,870,144 and $1,805,772 for the years ended December 31, 2001 and 2000 respectively. Additionally, we must raise additional capital to meet our working capital needs subsequent to the spin-off of Classic Care. If we are unable to raise sufficient capital to fund our operations for the Health Advocacy Program, We might be required to discontinue operations. These factors raise substantial doubt about the our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the our ability to generate sufficient sales volume to cover our operating expenses and to raise sufficient capital to meet our payment obligations. The financial statements do not include ant adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the we be unable to continue in existence.

 We have previously relied on equity financing sources and debt offerings to fund operations. Our reliance on equity and debt financing will continue, and the we will continue to seek to enter into strategic acquisitions.

ITEM  7.     FINANCIAL  STATEMENTS

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The proposed spin-off of classic Care was reported on Form 8-K dated November 13, 2000.

A Change in accountants was previously reported on Form 8-K dated April 9, 1999. There were no disagreements with the Company's prior accountants over accounting or reporting matters.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Company's current officers and directors consist of the following persons:



NAME                        AGE  OFFICE                       SINCE
                           ---  ---------------------------  -----
Steven R. Westlund. . . .   55  Chairman and CEO              1995
-------------------------  ---  ---------------------------  -----
Owen M. Naccarato (1) (2)   51  Secretary, Director and CFO   1997
-------------------------  ---  ---------------------------  -----
Mark L. Baum (3). . . . .   28  President                     1999
-------------------------  ---  ---------------------------  -----
Asher Gottesman (1) . . .   27  Director                      2000
-------------------------  ---  ---------------------------  -----

(1) Did not run for re-election at the January 31, 2002 annual shareholders meeting.
(2)  Resigned  as  CFO  as  of  December  31,  2001
(3)  Resigned  as  President  as  of  December  31,  2001

Steven Westlund has been the Chief Executive Officer and a director of Kaire since May 1995 and was elected Chairman of the Board in December 1995. Mr. Westlund was Chairman of the Board and Chief Executive Officer of Vitafort International Corporation from May 1993 through May 1995. Vitafort manufactured and sold fat free foods. From January 1991 to May 1993, Mr. Westlund was Chief Executive Officer of Lorenz/Germaine Incorporated and concurrently from January 1991 to June 1992 he acted as Chairman and Chief Executive Officer of Auto Giant. Mr. Westlund specializes in corporate restructuring and the development and marketing of specialized products and services

Owen Naccarato joined Kaire in July 1997 as Chief Financial Officer and Secretary on a one- year renewable contract and was elected to the board of directors in January 1998. Mr. Naccarato has held various operating positions, most recently as Chief Financial Officer for Bikers Dream, Inc., a Nasdaq traded motorcycle assembler and parts distributor, and divisional vice president/controller for Baxter Healthcare, Inc., a NYSE traded health care manufacturer and distributor. Mr. Naccarato is a licensed attorney and is a member of the California State Bar Association. He is also a Certified Public Accountant. Prior to Kaire, Mr. Naccarato was with Baxter Healthcare for ten years.

Mark Baum joined Kaire in July of 1999 as the President. Mr. Baum has several years of experience in creating and developing start-up enterprises - from retail to manufacturing to internet-based businesses. Mr. Baum holds a BA from the University of Texas at Arlington, and a Juris Doctorate from California Western School of Law. Mr. Baum is a member of the America Bar Association and is a licensed attorney in the State of California. Prior to Kaire, Mr. Baum was a practicing attorney in San Diego, California for four years.

Directors receive no remuneration at this time. All Kaire Directors are entitled to reimbursement of funds advanced to pay expenses in connection with our Company's business. Our Company has not established specific committees within the Board of Directors.
Asher Gottesman joined Kaire as a Director in August of 2000. Mr. Gottesman served as a Partner of Amazing Savings Outlet Stores, a 40-unit retail business with sales of more than 60 million dollars per year. Mr. Gottesman is currently a partner in a real estate and investment trust, which controls more than 50 million dollars in assets. Mr. Gottesman joined the Kaire Board of Directors through his association with Classic Care Pharmacy. In 1993, Mr. Gottesman earned a BA in Economics from Yeshiva University.

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

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2001, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM  10.     Executive  Compensation

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended December 31, 2001 and 2000, respectively, to the Company's Chief Executive Officer, President and Chief Financial Officer during such period.







                                                 Summary Compensation Table
      Executive  Compensation:


Payouts                Annual Compensation                        Long Term Compensation Awards
----------   --------------------                                       ------------------------------
(a)         (b)       (c)      (d)       (e)            (f)          (g)           (h)        (i)
------------------------------------------------------------------------------------------------------------
Name . .    Year      Salary   Bonus      Other Annual   Restricted   Securities    LTIP      All Other
and                                      Compensation   Stock        Underlying    Payouts    Compensation
Principal                                 ($)           Awards       Options/SAR        ($)   ($)
Position                                               ($)           (#)
-----------------------------------------------------------------------------------------------------------
CEO. . . .  2001       100K                                             33,333
------------------------------  ----------------------------------------------------------------------------
President.  2001        75K                                          1,000,000
------------------------------------------------------------------------------------------------------------
CFO. . . .  2001        87K                                          1,000,000
------------------------------------------------------------------------------------------------------------
Total:                 262K
------------------------------------------------------------------------------------------------------------
Directors
 as a
Group                  187K
------------------------------------------------------------------------------------------------------------





Options/SAR  Grants  in  the  Last  Fiscal  Year


Name . . . . . . .  Number of Securities  % of Total Options/SARS  Exercise or  Expiration Date
                    Underlying            Granted to Employees in  Base Price
                    Options/SARS Granted  Fiscal Year
                    --------------------  -----------------------
Steven R. Westlund   0
------------------  --------------------
Owen M. Naccarato.   0
------------------  --------------------
Mark L. Baum . . .   0
------------------  --------------------




Employment  Agreements
----------------------

Steve  Westlund:   On April 1, 2000, Mr. Westlund signed a three-year employment
---------------
agreement (attached hereto as Exhibit 10.36). The contract calls for Mr. Westlund to be paid a base salary of $8,333.33 per month for the first year of the term. Mr. Westlund's base salary shall increase 15 % per year for the second year and third years, respectively, per the agreement.

Although Mr. Westlund's Employment Agreement states that his salary is to be $8,333.33 per month, his actual pay has been $ 4,000.00 per month. Mr. Westlund is entitled to be paid the balance of his monthly compensation in either cash or equity. Additionally, Mr. Westlund has been granted an option to purchase up to 6 million shares of Kaire Common Stock over the next 5 years at an option price of 5 cents ($ 0.05) per share. To date, Mr. Westlund has exercised 5,966,667 shares of the Company's Common Stock.


Owen  Naccarato:  On April 1, 2000, Mr. Naccarato signed a three-year employment
----------------
agreement (attached hereto as Exhibit 10.37). The agreement calls for Mr. Naccarato to be paid a base salary of $ 7,250.00 per month for the first year of the term. Mr. Naccarato's base salary shall increase 15 % per year for the second year and third years, respectively, per the agreement.

Although Mr. Naccarato's Employment Agreement states that his salary is to be $7250.00 per month, his actual pay has been $ 4,000.00 per month. Mr. is entitled to be paid the balance of his monthly compensation in either cash or equity. Additionally, Mr. Naccarato has been granted an option to purchase up to 4.5 million shares of Kaire Common Stock over the next 5 years at an option price of 5 cents ($ 0.05) per share. To date, Mr. Naccarato has exercised 3,500,000 shares of the Company's Common Stock. Mr. Naccarato resigned as CFO effective December 31, 2001.

Mark  Baum:  On April 1, 2000, Mr. Baum signed a three-year Consulting Agreement
-----------
(attached hereto as Exhibit 10.35). The agreement calls for Mr. Baum to be paid a base salary of $ 6,250.00 per month for the first year of the term. Mr. Baum's base salary shall increase 15 % per year for the second year and third years, respectively, per the agreement.

Although Mr. Baum's Consulting Agreement states that his salary is to be $6250.00 per month, his actual pay has been $ 4,000.00 per month. Mr. is entitled to be paid the balance of his monthly compensation in either cash or equity. Additionally, Mr. Baum has been granted an option to purchase up to 4.5 million shares of Kaire Common Stock over the next 5 years at an option price of 5 cents ($ 0.05) per share. To date, Mr. Baum has exercised 3,500,000 shares of the Company's Common Stock. Mr. Baum resigned as President effective December 31, 2001.

Compensation  of  Directors:

Directors receive no remuneration for their services as directors at this time. The Company offers disability insurance to all its employees and health insurance to certain employees. The Company has adopted no retirement, pension, profit sharing or other similar programs.

ITEM  11.     Security  Ownership  of  Certain  Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2001 based on information available to the Company by (I) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.




Name and Address              Shares Beneficially Owned (1)  Percent of
                                                             Class
Steven R. Westlund . . . . .           33,333(2)               0%
1429 S. Robertson Blvd.
Los Angeles, CA.  91605

Owen M. Naccarato. . . . . .        1,000,000(2)               0 %
1429 S. Robertson Blvd.
Los Angeles, CA.  91605

Mark L. Baum . . . . . . . .        1,000,000(2)               0 %
1429 S. Robertson Blvd.
Los Angeles, CA.  91605

Asher Gottesman. . . . . . .        2,000,000                  0%
1429 S. Robertson Blvd.
Los Angeles, CA.  91605

Officers and directors as a.        4,033,333                .01%
group (4 persons)




(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of the registration statement upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days of the date of this registration statement have been exercised. Unless otherwise indicated, we believe that all persons named in the table have voting and investment power with respect to all shares of common stock beneficially owned by them.

(2) Represents options to purchase shares of our common stock at $0.05 per share, which options are currently exercisable.

ITEM  12.     Certain  Relationships  and  Related  Transaction

Profit  Ventures,  Inc.
-----------------------

Mr. Joel Rubenstein is the Managing Director of Classic Care, and his spouse is a shareholder in the Company. Mr. Rubenstein is also a trustee of the Shagrila Trust, which is the parent company of Profit Ventures, Inc. In 2000, our subsidiary Classic Care entered into an agreement with Profit Ventures, Inc., to purchase products from Classic Care. Sales to Profit Ventures were $3,341,524 and $331,800 for 2001 and 2000, respectively. Sales to Profit represented 20.6% and 5.8% of the Company's total revenue for 2001 and 2000, respectively. The amounts due from Profit Ventures, Inc. are included in amounts due from related parties in 2000. There were no amounts due from Profit Ventures as of December 31, 2001.

Joel  Rubenstein
----------------

Mr. Rubenstein did not receive any compensation for the period starting November 1, 2001 to December 31, 2001 for serving as the Managing Director of Classic Care. Mr. Rubenstein has $20,000 in salary due from the Company for his services during this period. The amount is included in the accrued liabilities.

Mr. Rubenstein received cash advances totaling $3,500 and $44,000 in 2001 and 2000, respectively. In 2001, Mr. Rubenstein repaid $43,000, and the remaining balance of $4,500 is included in Receivable from Related Parties.

In January 2002, Mr. Rubenstein advanced $150,000 to the Company, which was fully repaid in January 2002. In February 2002, Mr. Rubenstein received cash advances of $26,000, and he has repaid $26,500 as of February 28, 2002, which results in a balance of $4,000 due from Mr. Rubenstein.

Steve  Oscherowitz:
-------------------

Note  Receivable

Mr. Steve Oscherowitz, a shareholder and the prior majority shareholder of Classic Care, has an agreement with our subsidiary Classic Care, under which he has loaned funds to and borrowed funds from the Company. In previous years, this individual has loaned to Classic Care funds to meet its short-term working capital needs. Classic Care has advanced to him $2,701,572 during 2001, and he has repaid $2,526,408 in 2001. The terms of the borrowings allow us to request repayment on demand. The note receivable bears an interest rate of 5%, which is waived if all principal amounts outstanding are repaid by July 30, 2002. We have a receivable from this individual of $411,164 and $236,000 as of December 31, 2001 and 2000, respectively.

In January and February 2002, Classic Care advanced to Mr. Oscherowitz an additional $189,000, and he has repaid $50,500 as of February 28, 2002.

Note  payable

At December 31, 2001, we have an unsecured note payable to Mr. Steve Oscherowitz, a shareholder and an original owner of Classic Care. The borrowing was due originally in October 2000, and is now due on demand. The note bears an interest rate of 6% per annum. The outstanding balance on the note is $167,250. This amount is classified as a Note Payable to Related Party.

Mrs.  Sarit  Rubenstein
-----------------------

At December 31, 2001, we have an unsecured note payable to Mrs. Sarit Rubenstein, a shareholder and an original owner of Classic Care. The borrowing was due originally in October 2000, and is now due on demand. The note bears an interest rate of 6% per annum. The outstanding balance on the note is $82,750. This amount is classified as a Note Payable to Related Party.

ITEM  13.     Exhibits,  List  and  Reports  in  Form  8-K

(a)  Exhibits

3.      Articles of  Incorporation  and  bylaws  of the Company, as amended. (1)
4.1 Form of Warrant Agreement between the Company and Jersey Stock Transfer and Trust Company, including the Form of Warrant (as modified). (4)
4.2     Form  of  Stock  Purchase  Warrant  (issued  with  promissory note). (2)
10.1 License Agreement between F.A.T. Co. Research, Inc. and Dynamic Products, Inc. (1)
10.2 Agreements between F.A.T. Co. Research, Inc. and Dr. Shell and Jackie See for Development and Exploitation of Patented Invention. (1)
10.3 Consulting Agreements between See/Shell and Drs. Dr. Shell and Jackie See. (1)
10.4 Original Equipment Manufacturing Agreement between Olympus Corporation and E-Z Trac, Inc. (3)
10.5    Distribution  Agreement  between  E-Z Trac Inc., and Triton Technology,
        Inc.  (3)
10.6 Employment Agreement between the Company and William Peizer, Jr. dated December 24, 1992. (4)
10.7 Agreement between William Peizer, Jr. and Clark M. Holcomb dated February 1, 1993. (4)
10.8 Exchange of Stock Agreement and Plan of Reorganization among the Company, Venus Management, Inc. and the stockholders of Venus Management, Inc. (4)
10.9 Co-Management Agreements dated June 30, 1993 between Venus Management, Inc. and Medical Funding of America, Inc. (4)
10.10 Agreement dated June 30, 1993 between Venus Management, Inc. and Medical Funding of America, Inc. (4)
10.11   Letter  dated  August  20,  1993  between the Company and
        Lewis, D'Amato, Brisbois & Bisgaard re Debt Conversion Agreement.  (4)
10.12   Letter  agreement  dated  March 13, 1993 between the Company and Clark
        M. Holcomb; Sale of Stock Agreement, dated November 1, 1992 by and between the Company and Clark M. Holcomb; and related
        Promissory  Note  from  Clark  M.  Holcomb  to  the  Company.  (4)
10.13 Agreement concerning MRI System, dated as of February 10, 1994 by and between Siemens Credit Corporation, Venus Management, Inc., the
        Company, Medical Funding of America, Inc. and Tri-County Mobile MRI, L.P. and related Transfer of Interest Agreement, Corporate Guaranty by the Company, Amendment to Promissory Note of Medical Funding of America, Inc. payable to Siemens Credit Corporation and Agreement concerning Lease Payment between Venus Management, Inc. and Tri-County Mobile MRI, L.P. (4)
10.14 Agreement dated August 27, 1992 by and between Dr. William Shell and Clark M. Holcomb related to shares of the Company's Common Stock owned by Dr. Shell. (4)
10.15 Agreement dated September 23, 1993 by and between Ladenburg, Thalmann Co., Inc. and the Company. (4)
10.16 Consulting Agreement for Financial Public Relations dated as of February 25, 1994 by and between the Company and Robert Bienstock and Richard Washor. (4)
10.17   License  Agreement,  dated  March  23,  1994 by and between Effective
        Health,  Inc.  and  KCD  Incorporated.  (4)
10.18   Professional  Services  Agreement, dated April 15, 1994 by and between
        RAI  Finanz,  and  the  Company.  (4)
10.19 Consulting Agreement and Stock Plan dated as of August 25, 1994 by and between the Company and Hy Ochberg. (4)
10.20 Memorandum of Understanding dated as of August 16,1994 by and between the Company and Raifinanz (USA), Inc. (4)
10.21 Resonex Equipment Lease as of June 30, 1993 between Venus Management Company and Medical Funding of America. (4)
10.22   Becton  Dickenson  Supply  Agreement  dated  November  2,  1994.
10.23   Form  12b-25  dated  March  30,1995.
10.24 2nd & Final Revised Proposal to Acquire Pastels International, Incorporated (6)
10.25   Revised  Proposed  Acquisition  of  Nutra  Quest,  Incorporated  (6)
10.26   Number  skipped
10.27   The  1998  Stock  Compensation  Plan  (7)
10.28   The  Amendment  to  the  1998  Stock  Compensation  Plan  (8)
10.29   The  1999  Stock  Compensation  Plan  (10)
10.30   The  2000  Stock  Compensation  Plan  (11)
10.31   The  Amendment  to  the  2000  Stock  Compensation  plan  (12)
10.32   Subscription  Agreement  (13)
10.33   Convertible  Debenture  Agreement  (13)
10.34   Form  of  Warrant  Agreement  (13)
10.35   Employment  Agreement  Mark  Baum  (13)
10.36   Employment  Agreement  Steven  Westlund  (13)
10.37   Employment  Agreement  Owen  Naccarato  (13)
10.38   Modification  Agreement  (Modifying  Exhibit  10.32)(13)
10.39   Final  Stason  U.S.A.  Agreement  (13)
10.40   Amended  Classic  Care  Purchase  Agreement  (13)
10.41   Subscription  document  dated  August  20,  2001.  (14)
10.42   Classic  Care  Workout  (spin-off)  Agreement
10.43   Amendment  One  to  the  Workout  Agreement
22.1    Subsidiaries  of  the  Company  &  See/Shell  Biotechnology,  Inc.  (1)
22.2 Subsidiaries of the Company & E-Z Trac, Inc.-Articles of Incorporation, Amendments and By-Laws. (1)
22.3 Subsidiaries of the Company & Effective Health, Inc.-Articles of Incorporation,
        Amendments  and  By-Laws.  (1)
22.4 Subsidiaries of the Company & Venus Management, Inc. Certificate of Incorporation, Amendments and By-Laws. (Included in Exhibit 10.9.)
25.     Subsidiaries  of  the  Company.  (4)



(1) Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on August 7, 1990, and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on February 12, 1991, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's registration statement on Form S-1 8, file number 33-17548-NY, as amended on June 24, 1991, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, file number 33-51684-NY, as amended on September 19, 1994,
      and incorporated  herein  by    reference.
(5) Previously filed as an exhibit to the Company's Form 10-QSB filed for the quarterly period ended September 30, 1996.
(6) Previously filed as an exhibit to the Company's Form 10-KSB filed for the period ended December 31, 1996.
(7)   Incorporated  by  reference  to  the Company's Form S-8 dated January 9,
      1998  and  filed  with  the  Commission  on  January  9,  1998.
(8) Incorporated by reference to the Company's Form S-8 dated March 25, 1998 and filed with the Commission on March 25, 1998.
(9)   Incorporated  by  reference  to  the Company's Form S-8 dated April 4,
      1999  and  filed  with  the   Commission  on  March  19,  1999.
(10)  Incorporated  by reference to the Company's Form S-8 dated October 15,
      1999  and  filed  with    the  Commission  on  October  15,  1999.
(11) Incorporated by reference to the Company's Form S-8 dated February 11, 2000 and filed with the Commission on February 11, 2000.
(12) Incorporated by reference to the Company's Form S-8 dated May 26, 2000 and filed with the Commission on May 26, 2000.
(13) Previously filed as an exhibit to the Company's Form 10-KSB filed for the period ended December 31, 2000.
(14) Incorporated by reference to the Company's Form SB/2 dated and filed on August 27, 2001, file number 333-68444.

     (b)     Reports  on  Form  8-K:

     1. Form 8-K dated November 13, 2001 reporting the spin-off Classic Care Pharmacy as a separate public entity.

     2. The company filed the following reports on Form 8-K during the quarter ended September 30, 2001:

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Kaire  Holdings  Incorporated

                         By:     /s/     Steven  R.  Westlund
                                  ---------------------------
                                 Steven  R.  Westlund  Chief  Executive  Officer

                         Dated:   April  _____,  2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/     Steven  R.  Westlund                               April  _______,  2002
---     --------------------
Steven  R.  Westlund  Chief  Executive  Officer  and
Director