Form 10QSB
period 2002-03-31
KAIRE HOLDINGS INC
filed 2002-05-20
CIK 822997

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from             to
                                       ------------  ------------

                         Commission file number  0-21384
                                                --------

                          KAIRE HOLDINGS INCORPORATED
                          ---------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                13-3367421
----------------------------                              ----------------
(State or other jurisdiction of                           (I.R.S. employer
incorporation  or organization)                           identification number)

        1429 Robertson Blvd., Los Angeles, California            90035
        --------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

       Registrant's Telephone number, including area code: (310) 273-5181
                                                           --------------

   -------------------------------------------------------------------------
  (former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for the past 90 days.            Yes X               No
                                                   -                  -

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     Class of Common Stock                    Outstanding at March 31, 2002
     ---------------------                    -----------------------------
     $.001 par value                          349,914,052    shares


Transitional Small Business Disclosure Format     Yes     No  X
                                                     --      --

                                  FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                           KAIRE HOLDINGS INCORPORATED

                                      Index


PART  I  -  FINANCIAL  INFORMATION


     Item 1.   Consolidated  Financial  Statements

               Condensed  Consolidated  Balance  Sheets  at
                    December  31,  2001  and  March  31,  2002  (unaudited)

               Condensed  Consolidated  Statements  of  Operations  (Unaudited)
                    for  the  three  months  ended  March  31,  2001  and  2002

               Condensed  Consolidated  Statements  of  Cash  Flows  (Unaudited)
                    for  the  three  months  ended  March  31,  2001  and  2002

               Notes  to  Condensed  Consolidated  Financial  Statements


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II. - OTHER  INFORMATION

     Item 1.  Legal  Proceedings

     Item 2   Changes  in  Securities  and  Use  of  Proceeds

     Item 3   Defaults  Upon  Senior  Securities

     Item 4.  Submission  of  Matters  of  a  Vote  to  Security  Holders

     Item 5   Other  Information

     Item 6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2002

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002




                             C  O  N  T  E  N  T  S
                        --------------------------------


Consolidated  Balance  Sheets                                            1 - 2

Consolidated  Statements  of  Operations                                     3

Consolidated  Statements  of  Cash  Flows                                4 - 5

Notes  to  Consolidated  Financial  Statements                          6 - 22

                         KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2002 AND DECEMBER 31, 2001


                                            ASSETS

                                                         March 31, 2002   December 31, 2001
                                                         ---------------  -----------------
CURRENT ASSETS
Cash and cash equivalents                                $             -  $          62,707
Accounts receivable, net of allowance for doubtful
  accounts of $358,360 and $201,360, respectively              1,651,760          1,089,739
Other receivables                                                 23,030             23,030
Inventory                                                        543,537            728,410
Deposits                                                           4,950              4,750
Amounts due from related parties                                 389,988            415,664
Other current asset                                               14,196             14,686
                                                         ---------------  -----------------

    Total current assets                                       2,627,461          2,338,986
                                                         ---------------  -----------------

NONCURRENT ASSETS
Debt issuance costs                                               65,187             88,124
Property and Equipment, net of accumulated depreciation          186,603            200,952
Investments                                                       30,028             30,028
Goodwill, net of accumulated amortization                      8,958,539          8,958,539
                                                         ---------------  -----------------

    Total noncurrent assets                                    9,240,357          9,277,643
                                                         ---------------  -----------------

      TOTAL ASSETS                                       $    11,867,818  $      11,616,629
                                                         ===============  =================


                                  (continued)


   The accompanying notes are an integral part of these financial statements.

                         KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS (CONTINUED)
                            MARCH 31, 2002 AND DECEMBER 31, 2001


                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                March 31, 2002    December 31, 2001
                                                               ----------------  -------------------
CURRENT LIABILITIES
Bank overdraft                                                 $        23,924   $                -
Accounts payable and accrued expense                                 1,461,024            1,665,437
Income tax payable                                                       4,800                4,000
Due to Stason Biotech                                                  175,000              175,000
Sales tax payable                                                            -                    -
Note payable - acquisition                                           7,419,881            7,419,881
Notes payable - related parties                                        250,000              250,000
Convertible notes - current portion                                    903,353              598,383
Capital leases-short term                                               68,256               66,428
                                                               ----------------  -------------------

  Total current liabilities                                         10,306,238           10,179,129

LONG TERM LIABILITIES
  Convertible notes payable and debentures                                   -              429,964
  Capital leases-long term                                              54,990               69,863
                                                               ----------------  -------------------

  Total long term liabilities                                           54,990              499,827
                                                               ----------------  -------------------

    Total liabilities                                               10,361,228           10,678,956
                                                               ----------------  -------------------

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value
  900,000,000 shares authorized; 349,914,052
  and 277,041,071 shares issued and outstanding, respectively          349,915              277,042
Common Stock Subscriptions Receivable                                        -                    -
Additional paid in capital                                          36,784,845           36,676,339
Accumulated deficit                                                (35,628,170)         (36,015,708)
                                                               ----------------  -------------------

  Total stockholders' equity                                         1,506,590              937,673
                                                               ----------------  -------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    11,867,818   $       11,616,629
                                                               ================  ===================



                                                                     2002                2001
                                                               ----------------  -------------------
NET REVENUES                                                   $     4,547,294   $        3,777,036

COST OF GOODS SOLD                                                   3,146,225            3,115,338
                                                               ----------------  -------------------

   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


GROSS PROFIT                                         1,401,069       661,698
                                                   -------------  -------------
OPERATING EXPENSES
  Depreciation and amortization                          16,049        120,790
  General and administrative                            394,768        706,043
  Rent                                                   21,877         18,888
  Salaries                                              474,112        240,000
  Selling expense                                         4,662         10,199
  Debt issuance costs                                    22,937         41,667
                                                   -------------  -------------

    Total operating expenses                            934,405      1,137,587
                                                   -------------  -------------

INCOME (LOSS) FROM OPERATIONS                           466,664       (475,889)
                                                   -------------  -------------

OTHER INCOME (EXPENSES)
  Interest expense                                      (28,310)       (35,283)
  Shareholder fees                                      (51,781)             -
  Gain (loss) on disposal of assets                       1,765              -
                                                   -------------  -------------

    Total other income (expenses)                       (78,326)       (35,283)
                                                   -------------  -------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES         388,338       (511,172)

PROVISION FOR INCOME TAXES                                 (800)          (400)
                                                   -------------  -------------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)  $    387,538   $   (511,572)
                                                   =============  =============

BASIC EARNINGS (LOSS) PER SHARE                    $      0.001   $     (0.005)
                                                   =============  =============

DILUTED EARNINGS (LOSS) PER SHARE                  $      0.001   $     (0.005)
                                                   =============  =============

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC         317,385,337    111,286,791
                                                   =============  =============

WEIGHTED-AVERAGE SHARES OUTSTANDING - DILUTED       599,683,150    111,286,791
                                                   =============  =============



   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                      2002        2001
                                                                   ----------  ----------
Increase (decrease) in cash and cash equivalents
  Net income (loss)                                                $ 387,538   $(511,572)
  Adjustments to reconcile net loss to net cash used
  in operating activities
    Depreciation and amortization                                     16,049       2,305
    Amortization of goodwill                                               -     118,485
    Allowance for bad debts                                          157,000           -
    Debt issuance costs                                               22,937           -
    Common stock issued for professional services                     45,000      60,000
    Common stock issued in payment of interest                        11,385           -
    Common stock issued for other compensation                             -     212,237
    (Gain)Loss on disposal of assets                                   1,765           -
    Other                                                             (3,465)        (19)
                                                                   ----------  ----------

    Total adjustments to net income                                $ 638,209   $(118,564)
                                                                   ----------  ----------

Cash flow from operating activities:
  Changes in assets and liabilities
    Trade accounts receivable                                      $(719,021)  $(827,195)
    Inventories                                                      184,873     (15,293)
    Deposits                                                            (200)          -
    Other assets                                                         490           -
    Amounts due from related parties                                  25,676      95,350
    Bank overdraft                                                    23,924           -
    Income and Sales tax payable                                         800      (3,171)
    Accrued interest on convertible notes                             19,162      31,533
    Accrued interest on notes payable - related parties                3,750       3,750
    Accounts payable and accrued expenses                           (227,325)    172,810
                                                                   ----------  ----------

      Cash flow generated by (used in) operating activities        $ (49,662)  $(660,780)
                                                                   ----------  ----------

Cash flow from investing activities:
                                                                   ----------  ----------

      Net cash generated by (used in) investing activities         $       -   $       -
                                                                   ----------  ----------

Cash flow from financing activities:
  Payment on Note payable - Classic Care Shareholders              $       -   $(226,119)
  Capital lease payments                                             (13,045)          -
  Proceeds from issuance of common stock                                   -      90,000
  Proceeds from convertible debenture                                      -     500,000
                                                                   ----------  ----------

      Net cash generated by (used in) financing activities         $ (13,045)  $ 363,881
                                                                   ----------  ----------

                                  (continued)


   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                               2002        2001
                                                             ---------  ----------
           Net (decrease) increase in cash
           and cash equivalents                              $(62,707)  $(296,899)
                                                             ---------  ----------

           Cash and cash equivalents at beginning of year      62,707     311,716
                                                             ---------  ----------

           Cash and cash equivalents at end of year          $      -   $  14,817
                                                             =========  ==========


     SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
       Cash paid during the year for
         Interest                                            $  5,398   $       -
                                                             =========  ==========
         Income taxes                                        $  2,400   $   3,200
                                                             =========  ==========

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     During the three months ended March 31, 2002, the Company entered into the following non-cash transactions:

          Issued 57,872,981 shares of common stock for conversion of $124,994 of notes payable, and $11,385 of accrued interest.

          Issued 15,000,000 shares of common stock for conversion of conversion of stock options for consulting services valued at $45,000

     During the three months ended March 31, 2001, the Company entered into the following non-cash transactions:

          Issued 3,000,000 shares of common stock for conversion of conversion of stock options for services valued at $212,237

          Issued 2,000,000 shares of common stock for services valued at $60,000

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization  and  Line  of  Business
-------------------------------------

Kaire Holdings Incorporated ("Kaire" or "the Company"), a Delaware corporation, was incorporated on June 2, 1986. Effective February 3, 1998, Kaire changed its name to Kaire Holdings Incorporated from Interactive Medical Technologies, Ltd. in connection with its investment in Kaire International, Inc. ("KII"). Kaire provides specialized pharmacy services and products to defined markets that include HIV patients and seniors

In 1999, the Company formed YesRx.com, Inc., an Internet drugstore focused on pharmaceuticals, health, and wellness and beauty products. YesRx.com focused on selling drugs for chronic care as opposed to emergency needs and works mainly with the patient who has regular medication needs and requires multiple refills. YesRx.com e- commerce operations have been scaled back and were deminimis during 2001 and present.


   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

During 2000, the Company completed a reorganization of the Company, which included the transfer of the assets of EZ TRAC, Inc. to a new corporation, Stason Biotech, Inc., in exchange for 40% of the outstanding common stock of the new corporation and the acquisition of Classic Care Pharmacy. These transactions reflected management's strategic plan to transform the Company from a provider of medical testing and laboratory analysis to becoming a provider of prescription medication and supplies to senior citizens and individuals needing chronic care.

In May 2000, the Company acquired Classic Care, Inc. ("Classic Care"), which was organized as a corporation in April 1997, under the Laws of the State of California. Classic Care operates as an agency distributor of pharmaceutical products, via a unique prescription packaging system for consumers at senior assisted living and retirement centers in the Los Angeles area. Classic Care purchases prescription drugs in bulk and fills prescriptions for individuals living in the aforementioned facilities. Primary sales are to individuals and consist of packaged prescription drugs in prescribed dosages. These packaged drug sales are primarily paid for by Medi-Cal, and the balances of the sales that are not covered by Medi-Cal are paid directly by individuals. Classic Care bills Medi-Cal and other third-party payors on behalf of the customer and receives payment directly from Medi-Cal.

In November of 2000, the Company introduced the YesRx Health Advocate Program. The Health Advocate Program provides medication compliance programs to HIV/AIDS, diabetic and senior health communities. The YesRx Health Advocate Program is a component of Classic Care operations.

Principles  of  Consolidation
-----------------------------

The unaudited consolidated financial statements include the accounts of Kaire and its wholly owned subsidiaries (collectively the "Company"), a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The Company's subsidiaries include See/Shell Biotechnology, Inc., E-Z TRAC, Inc., Venus Management, Inc., EFFECTIVE Health, Inc, and Classic Care, Inc. (dba Classic Care Pharmacy). Only Classic Care, Inc, has current operations; the remaining subsidiaries are dormant. Intercompany accounts and transactions have been eliminated upon consolidation.


The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended March 31, 2002, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated.
The  Company's  fiscal  year  ends  on  December  31  each  year.

The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include goodwill, allowance for doubtful accounts and contractual adjustments due to third-party contractual agreements.

Revenue  Recognition
--------------------

The Company recognizes revenue at the time the product is shipped to the customer or services are rendered. Outbound shipping and handling charges are included in net sales.


Net Client Revenue
------------------

Net client revenue represents the estimated net realizable amounts from clients, third-party payors, and others for sale of products or services rendered. For revenue recognition, revenue is recorded when the prescription is filled or when services are performed. A significant portion of revenue is from federal and state reimbursement programs.

Third-Party Contractual Adjustments
-----------------------------------

Contractual adjustments represent the difference between Classic Care Pharmacy's established billing rate for covered products and services and amounts reimbursed by third-party payors, pursuant to reimbursement agreements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Inventory
---------

Inventory consists primarily of pharmaceuticals and health care products, and is stated at the lower of cost or market on a first-in-first-out basis.

Goodwill
--------

The Company capitalized as goodwill the excess acquisition costs over the fair value of net assets acquired, in connection with business acquisitions, which costs were being amortized on a straight-line method over 20 years. The carrying amount of goodwill will be reviewed periodically. As of March 31, 2002, the Company has not performed an impairment test regarding the carrying value of goodwill.

Income  Taxes
-------------

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

Fair  Value  of  Financial  Instruments
---------------------------------------

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

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Comprehensive  Income  (Loss)
-----------------------------

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). This pronouncement establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the three months ended March 31, 2002 and 2001, comprehensive loss is equivalent to the Company's net loss.

Advertising  Costs
------------------

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing costs for the years ended March 31, 2002 and 2001 were $46,398 and $25,644, respectively.

Segment  and  Geographic  Information
-------------------------------------

The FASB issued SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information" effective in 1998. SFAS 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to shareholders, on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. It also established standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in only one segment, however, senior management evaluates the YesRx Health Advocate Program operations separately from all other operations.

Other  Accounting  Pronouncements
---------------------------------

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually in accordance with the provisions of FAS No. 142. FAS No. 142 will also require that intangible assets with definite lives be amortized over their respective useful lives to their estimated residual

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE  1 - SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will not continue to amortize goodwill existing at March 31, 2002 until the new standard is adopted and test goodwill for impairment in accordance with SFAS No. 121. The Company adopted the standard starting January 1, 2002, and is currently evaluating the effect that adoption of the provisions of FAS No. 142 will have on its results of operations and financial position. As of March 31, 2002, the value of goodwill is $9,728,732, and the accumulated amortization of goodwill is $770,193.

Other  Accounting  Pronouncements  (continued)
----------------------------------------------

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived asset and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The implementation of SFAS No. 143 will not have a material affect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAFS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. Implementation of SFAS No. 144 will not have a material effect on the Company's results of operations or financial position.

NOTE  2  -  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a net working deficit of $7,678,777 for the three months ended March 31, 2002. Additionally, the Company must raise additional capital to meet its working capital needs subsequent to the spin-off of Classic Care. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions.

NOTE  3  -  INVESTMENTS

Investments as of March 31, 2002 consist of the following:

                 Stason  Biotech,  Inc.    $      5,028
                 Ebility,  Inc.                  25,000
                                           ------------
                                           $     30,028
                                           ============

The investment in Stason Biotech, made during 2000, represents the Company's 40% share of earnings in this company for the year ended December 31, 2000 as recorded under the equity method of accounting. The investment in Ebility, made during 2000, is recorded under the cost method of accounting.


NOTE 4 - ACCOUNTS RECEIVABLE - TRADE

In 2002 and 2001, approximately 80% and 81% of net revenues were derived under federal and state third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any would not be material to the financial position, results of operations or cash flows of the Company.

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts. The Company bases this estimate on historical collection experience and a review of the current status of trade

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Trade accounts receivable are presented net of an allowance for doubtful accounts of $1,651,760 and $1,089,739 at March 31, 2002,and December 31, 2001, respectively.

NOTE 5 - INVENTORIES

Inventories consist of pharmaceuticals, medical supplies and equipment of $543,537 and $728,410 at March 31, 2002 and December 31, 2001, respectively. The Company regularly checks its inventory for any expired or obsolete pharmaceuticals.


NOTE 6 - INTANGIBLE ASSETS

Intangible Assets consists of goodwill associated with the acquisition of Classic Care, Inc. Amortization expense for the three months ended March 31, 2002, and 2001 was $0 and $118,485, respectively.

NOTE  7  -  COMMON  STOCK  TRANSACTIONS

The common stock transactions during the three months ended March 31, 2002 were as follows:

     - The Company converted $124,994 in convertible notes payable into 53,021,769 shares of its common stock. The Company also converted $11,385 in convertible note interest into 4,851,212 shares of its common stock.

     - The Company issued 850,000 shares of common stock, with a market value of $24,625, for consulting services provided to the Company. Additionally, these three officers converted their stock options for 6,666,667 shares of common stock, and the Company recognized $389,216 in compensation expense.

     - The Company converted stock options into 15,000,000 shares of its common stock in a cash-less conversion. The Company recorded consulting expense of $45,000.

The exercise period for the options is for 5 years from the date of the grant.

The common stock transactions during three months ended March 31, 2001 were as follows:

     - Three officers of the Company exercised options and acquired 3,000,000 shares of the Company's common stock at prices ranging from $.05-$.10 per share. Additionally, a director, before he was appointed to the board of directors, had received an option to purchase 2,000,000 shares of the Company's common stock at $0.05 in exchange for professional services. The Company recorded compensation expense of $272,237 for the value of these transactions.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Stock options
-------------

During the period January 1, 2001 to March 31, 2001, the Company issued stock options to consultants allowing them to purchase up to 30,000,000 shares of common stock at an exercise price of $0.01 per share. The exercise price was greater than the market price on the date of the grant. The stock options were issued pursuant to a consulting service agreement.


NOTE 8 -   RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and certain related parties:

Profit Ventures, Inc.
---------------------

Mr. Joel Rubenstein is the Managing Director of Classic Care, and his spouse is a shareholder in the Company. Mr. Rubenstein is also a trustee of the Shagrila Trust, which is the parent company of Profit Ventures, Inc. In 2000, Classic Care, entered into an agreement with Profit Ventures, Inc., to purchase products from Classic Care. Sales to Profit Ventures were $201,954 and $857,260 for the three months ended March 31, 2002 and 2001, respectively. Sales to Profit represented 4.4% and 22.6% of the Company's total revenue for the three months ended March 31, 2002 and 2001, respectively. The amounts due from Profit Ventures, Inc. are included in amounts due from related parties.


Joel Rubenstein
---------------

Mr. Rubenstein did not receive any compensation for the period starting November 1, 2001 to December 31, 2001 for serving as the Managing Director of Classic Care. Mr. Rubenstein has $20,000 in salary due from the Company for his services during this period. The amount is included in the accrued liabilities as of March 31, 2002.

Mr. Rubenstein received advances from the Company, and the balance of $4,500 at December 31, 2001 is included in Receivable from Related Parties. In January 2002, Mr. Rubenstein advanced $150,000 to the Company, which was repaid by the Company. In February 2002, the Company advanced to Mr. Rubenstein $26,000, and the Company has received payments of $28,500 as of March 31, 2002, which results in a balance of $2,000 due from Mr. Rubenstein.

Transactions with Shareholders
------------------------------

Mrs.  Sarit  Rubenstein

At March 31, 2002, the Company has an unsecured note payable to Mrs. Sarit Rubenstein, a shareholder and an

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE 8 -      RELATED PARTY TRANSACTIONS (CONTINUED)

original owner of Classic Care. The borrowing was due originally in October 2000, is now due on demand, and bears an interest rate of 6% per annum. The outstanding balance on the note is $82,750. This amount is classified as a Note Payable to Related Party.

Steve Oscherowitz


Mr. Steve Oscherowitz, a shareholder of the Company who was the majority shareholder in Classic Care prior to its purchase by the Company, has an agreement with the Company, under which he loaned funds to and borrowed funds from the Company. In previous years, this individual has loaned to Classic Care Pharmacy funds to meet its short-term working capital needs. The terms of the borrowings allow the Company to request repayment on demand. The note receivable bears an interest rate of 5%, which is waived if all amounts outstanding are paid by July 30, 2002. The Company has a receivable from this individual of $387,988 and $411,164 as of March 31, 2002 and December 31, 2001, respectively.

In January and February 2002, the Company advanced to Mr. Oscherowitz an additional $189,000, and the Company has received payments of $212,176 as of March 31, 2002.

At March 31, 2002, the Company has an unsecured note payable to Mr. Steve Oscherowitz, a shareholder and an original owner of Classic Care. The borrowing was due originally in October 2000, is now due on demand, and bears an interest rate of 6% per annum. The outstanding balance on the note is $167,250. This amount is classified as a Note Payable to Related Party.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


NOTE  9  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts payable and accrued expenses at March 31, 2002, and December 31,2001, consisted of the following:

                                                        2002        2002
                                                     ----------  ----------
     Accounts payable                                $  807,418  $1,129,961
     Accrued professional and related fees               41,095      50,000
     Accrued compensation and related payroll taxes     157,012     170,941
     Accrued interest payable                           342,176     310,757
     Other accrued expenses                             113,323       3,778
                                                     ----------  ----------

         Total                                       $1,461,024  $1,665,437
                                                     ==========  ==========


NOTE  10  -  CONVERTIBLE  NOTES  PAYABLE  AND  DEBENTURES

During January through May 1997, the Company issued convertible notes aggregating to $479,655, which are due in the same months in 2000. The notes have a stated interest rate of 10% per annum, and interest is payable semi-annually. The notes are convertible at $9.38 per share, which approximated the average trading price of the Company's common stock. $71,000 of these notes were still outstanding as of March 31, 2002. These notes are now due on demand.

During October 2000, the Company issued convertible notes aggregating to $750,000, which are due in October 2002. The notes have a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. In 2001, the Company has converted $360,000 into its common stock, and $390,000 of these notes are still outstanding as of March 31, 2002.

The convertible debentures amounting to $1,200,000 and $750,000, which were issued during 2001 and 2000 respectively, have a conversion price that is the lesser of (1) 80% of the average of the three lowest closing prices out of the thirty closing prices prior to the closing date and (2) 80% of the lowest three closing prices during the sixty trading days, as reported on the NASD OTC Bulletin Board, immediately preceding the purchase date. Thus, the debentures will be converted at prices below the current market price on the conversion date. If conversions of the debentures occur, shareholders may be subject to an immediate dilution in their per share net tangible book value. The current convertible debentures may be converted into common stock at any time prior to their maturity date of October 25, 2002.

In 2001, the Company obtained additional capital financing of $1,200,000 through the issuance of convertible notes

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE  10  -  CONVERTIBLE  NOTES  PAYABLE  AND  DEBENTURES  (CONTINUED)


payable. The Company also issued warrants to purchase 4,000,000 shares of the Company's common stock to various parties as part of these agreements.


Specifically, it issued warrants which are convertible into 4,000,000 shares of common stock. Warrants for 1,000,000 shares bear an exercise price of $0.149, which is based upon the lowest closing price for the five days preceding January 10, 2001. Warrants for 1,500,000 shares bear an exercise price of $0.039, which is based upon the lowest closing price for the five days preceding May 9, 2001. Warrants for 1,500,000 shares bear an exercise price of $0.011, which is based upon the lowest closing price for the five days preceding August 17, 2001 The exercise price is subject to adjustment and is tied to the being 110% of the lowest closing price for the ten trading days preceding the exercise date;

     - During January 2001, the Company issued convertible notes aggregating to $500,000, which are due in January 2003. The notes have a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. During the three months ended March 31, 2002, the Company has converted $105,000 into its common stock, and $310,000 of these notes were still outstanding as of March 31, 2002.

     - During May 2001, the Company issued a convertible note aggregating to $400,000, which is due in May 2002. The note has a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. The Company has $1,350 of this note still outstanding as of March 31, 2002.

     - During August 2001, the Company issued a convertible note aggregating to $300,000, which is due in August 2002. The note has a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. During the three months ended March 31, 2002, the Company converted an additional $19,994 into its common stock, and $131,003 of this note was still outstanding as of March 31, 2002.

The total notes outstanding at March 31, 2002, amounted to $903,353.


NOTE  11  -  INCOME  TAXES

The significant reason for the difference between the customary relationship between income tax expense and pre-tax accounting income for the three months ended March 31, 2002, was due to net operating loss carryforwards available to offset federal and state income taxes. For the three months ended March 31, 2001, the Company had recorded a valuation allowance against its deferred tax assets, thus no deferred tax benefit was recorded.

Tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change occurred in 1999 and 2000, which will limit the utilization of the net operating losses in subsequent years.

NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES

Litigation
----------

Patent  Claim

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


An individual filed a complaint against the Company alleging breach of contract and fraud and related business torts related to certain patents that the plaintiff transferred to the Company. The Company believes that the plaintiff's claims are without merit. The Company reached a tentative settlement with the plaintiff. However, due to inaction on behalf of the plaintiff, the court has scheduled a dismissal hearing on this matter.

Department  of  Health  Services

The Company is a provider of services under California's Medicaid program ("Medi-Cal"), which is administered by the Department of Health Services ("DHS"). In a letter dated April 17, 2002, DHS served notice to the Company of DHS's intent to temporarily withhold payment of claims submitted by the Company, and to deactivate the Company's Medi-Cal provider number, effective May 8, 2002, based on alleged violations of the California Code of Regulations. The Company has provided documentary evidence to contest and rebut DHS's allegations and will seek to enjoin DHS from implementing a deactivation. Management is unable to evaluate the outcome or to predict the range of a resulting potential loss, other than their belief that such a loss would be substantial.

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

Other  Litigation

The Company was involved in various legal actions arising in the normal course of business. Such matters did not have a material effect upon the financial position of the Company.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Leases
------

Operating  leases

The Company leases three automobiles under non-cancelable operating lease agreements. The individual automobile leases range in terms of thirty-six to thirty-nine months.

The pharmacy is located at 1429 South Robertson Blvd, Los Angeles, CA and requires a monthly rental payment of $4,500. The term of the lease is six (6) years and expires in March 2005.

Rent expense for the periods ended March 31, 2002 and 2001 was $21,877 and $18,888, respectively.


Employment  Agreements
----------------------

Chief  Executive  Officer  Compensation

On April 1, 2000, Mr. Westlund signed a three-year employment agreement. The contract calls for Mr. Westlund to be paid a base salary of $8,333 per month for the first year of the term. Mr. Westlund's base salary was to increase 15% per year for each of the second and third years per this agreement.

Although Mr. Westlund's Employment Agreement states that his salary is to be $8,333 per month, his actual pay has been $4,000 per month. Mr. Westlund is entitled to be paid the balance of his monthly compensation in either cash or equity. Additionally, Mr. Westlund has been granted an option to purchase up to 6,000,000 shares of Kaire common stock over the next 5 years at an option price of $0.05 per share. To date, Mr. Westlund has exercised options to purchase 5,966,666 shares of common stock.

The CEO also receives a commission of 3% of the merger price for any mergers or acquisitions completed by the Company during the term of the agreement.

Consulting  Agreements
----------------------

The Company has various consulting agreements that provide for issuance of the Company's common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants. These agreements relate primarily to raising of capital and professional services rendered in connection with the Company's acquisition efforts. During the three months ended March 31, 2002, the Company issued stock options convertible into 30,000,000 shares of common stock, and 15,000,000 these stock options were converted into common stock during the three-month period ended March 31, 2002.

NOTE  13  -  EARNINGS  PER  SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of convertible notes (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three-month period ended March 31, 2002, options to purchase shares of 22,540,000 were not included in the computation because they were anti-dilutive. For the three-month period ended March 31, 2002, common share equivalents approximated 282,297,813 shares and were primarily related to shares issuable upon the conversion of notes. The loss from operations and the net loss for the three months ended March 31, 2001, make these securities anti-dilutive.

NOTE  14  -  CLASSIC  CARE  PHARMACY,  INC.

Acquisition  of  Classic  Care,  Inc.
-------------------------------------

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

This agreement was amended on December 6, 2000 to include additional cash payments of $2,000,000 and to defer the determination date for any additional shares to be issued under the merger agreement to October 31, 2001. The target price of the acquisition was set at $9,500,000 and the value of public market valuation of the 15,500,000 shares was required to be $6,500,000 or $0.42 per share on or before that date to meet the target price of $9,500,000.

If the price of the stock was not equal to or greater than $0.42 per share during the period December 6, 2000 through October 31, 2001, the Company was required to issue sufficient additional shares of Common Stock or pay additional cash to insure that the total consideration paid for the acquisition is $9,500,000. The additional stock was to be issued or cash paid by November 30, 2001.

The acquisition was accounted for as a purchase in accordance with provisions of APB 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE  14  -  CLASSIC  CARE  PHARMACY,  INC.  (CONTINUED)


Spin-off  of  Classic  Care
---------------------------

During 2001, the Company renegotiated with the original owners of Classic Care for amounts due them under the original purchase agreement (as amended on December 6, 2000) of their interests in Classic Care. The original Classic Care shareholders negotiated a settlement with the Company due to the Company's common stock not having achieved specified levels ($0.42 per share) during designated periods subsequent to the acquisition. The revised settlement with the original Classic Care owners resulted in the Company increasing its liability to the original Classic Care Shareholders by $6,345,000 and reducing additional paid-in capital by an equivalent amount.

The settlement agreement reached with the original Classic Care owners resulted in the Company having to spin off Classic Care.

Spin-off  of  Classic  Care  (continued)
----------------------------------------

On November 1, 2001, Kaire Holdings entered into a new agreement with the original owners of Classic Care, which received shareholder approval in February 2002, whereby Kaire will assign approximately fifty-four percent (54%) ownership of the Classic Care Pharmacy ("CC") back to the original owners of the CC pharmacy, with Kaire retaining approximately 35% of the equity in CC. In consideration of the assignment, all amounts due the CC prior owners will be deemed satisfied with the exception of a one-year 4% convertible note (the "Note") in the amount of USD $2,000,000 that the original CC owners agree to hold. This note is secured by the 2,000,000 shares of Classic Care common stock held by Kaire. The note will mature one year from the date of the spin-off ("Maturity Date"), and if not paid when due, Kaire will have the option to return 2,000,000 of its shares of Classic Care to the note holders in full settlement of the principal and interest related to the note. Kaire intends to dividend to Kaire shareholders approximately 49% of its position in CC.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


Pursuant to this agreement, the Company has increased the note payable and amounts due to the original Classic Care shareholders by $6,345,000 and reduced additional paid-in capital by an equivalent amount due to the resolution of the contingency involved with the original purchase.

NOTE  15  -  SHAREHOLDER  MEETING

At the annual meeting in February 2002, shareholders approved and consented to amend the Company's restated Certificate of Incorporation to increase the number of authorized shares of common stock from 400,000,000 to 900,000,000 shares.

The principal purpose of this amendment to the Certificate was to authorize additional shares of Common Stock that would be available to 1) provide for the conversion of existing debt, 2) facilitate the possible raising of additional capital through the sale of securities, 3) grant options or other stock incentives to the Company's employees, 4) for a possible acquisition of another company or its business or assets, and 5) seek to establish a strategic relationship with a corporate partner.


NOTE  16  -  SEGMENT  INFORMATION

Based on the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in two principal business segments. The Company does not allocate any overhead operating costs to its YesRx Health Advocate Program segment as management does not believe that allocating these expenses is appropriate in evaluating the segment's performance.

Summarized information by segment as excerpted from the internal management reports is as follows:

                                              Three Months Ended
                                                  March  31,
                                             2002            2001
                                        --------------  ---------------
          Revenues                      $     570,495   $     228,596
          Cost  of  Goods  Sold              (517,179)       (219,530)
                                        --------------  ---------------
          Gross  Profit                        53,316           9,066
          Operating  Expenses                 (90,405)        (51,822)
                                        --------------  ---------------
          Loss  from  Operations        $     (37,089)  $     (42,756)
                                        ==============  ===============


NOTE  17  -  SUBSEQUENT  EVENTS

Department  of  Health  Services  temporarily  suspended and deactivated Classic
--------------------------------------------------------------------------------
Cares  Medi-Cal  provider  number.
---------------------------------

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


On April 17, 2002 the Department of Health Services notified Classic Care Pharmacy that the Medi-Cal Program was taking the following action against Classic Care: 1) withholding 100 percent of payment to Classic Care, and 2) temporarily suspending and deactivating Classic Care's Medi-Cal provider number.

The Department of Health Services ("DHS") took this action as a result of its findings in an unannounced visit to Classic Care Pharmacy whereby the DHS
reviewed prescriptions on record.   The DHS reported that they reviewed
thirty-two prescriptions and that two of the ten referring physicians denied treating and writing the prescriptions. The DHS cited Classic Care for violations of CCR, Title 22, Sec.51476.1(a) and 51476.1(a)(2) which requires written prescriptions be maintained and must identify the prescribing provider. Based on its findings the DHS and the Program have concluded that Classic Care Pharmacy may have committed fraud.

Classic Care has the right to appeal the issue of reliability of the evidence supporting the withhold but not the issue of fraud. Upon receipt of Classic Cares documents the DHS has 90 days to make a decision.

Classic Care seeks a Temporary Restraining Order against the DHS.
-----------------------------------------------------------------

Classic Care retained outside consul to review the findings and found that the DHS facts are wholly inaccurate and that the DHS's position is completely unfounded. It was determined that the DHS requested and reviewed records pertaining to 32 patients, not prescriptions, and that these patients had over 142 prescriptions.

On April 29, 2002, outside counsel wrote to the DHS and explained its findings and provided supporting documentation, including declarations from the prescribing physicians. In response the DHS referred outside counsel to the appeal process.

As it was unable to resolve this matter amicable with the DHS, Classic Care sought, ex parte, a temporary restraining order to show cause re: preliminary injunction against the DHS on Wednesday, May 8, 2002 at the Superior Court for the state of California, County of Sacramento, located at the Credit Union Building, 800 "H: Street, Sacramento, California 95814. The Superior Court Judge granted the DHS until May 24, 2002 to show cause.

Kaire Holdings is forced to take immediate action to save its business.
----------------------------------------------------------------------

Classic Care must be able to supply its customers, or the customers will go elsewhere for its needs. Classic Care relies on Medi-Cal payments to purchase inventory to supply its customers. Medi-Cal will have stopped Classic Care's ability to supply its customers unless immediate steps are taken. Kaire Holdings is currently looking at its options including a sale of Classic Care or Classic Care's prescriptions.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Plan of Operation

Short-term Objectives:

     - Re-establish the Classic Care Medi-Cal Practice or sell Classic Care Pharmacy.
     - Continue to develop the Health Advocate Program in the Southern California region.

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

We may have to sell Classic Care Pharmacy as a result of the action taken by the Department of Health Services.

Our work force is expected to stay flat or increase at a rate equal to actual increases of our business operations, not taking into consideration a possible sale of Classic Care Pharmacy.

In our opinion sufficient working capital will be available from internal operations and from outside sources during the next twelve months thereby enabling us to meet our obligations and commitments as they become payable. Historically, we have been successful in our efforts to secure working capital from private placements of common stock securities, bank debt, loans from private investors and the exercise of warrants for common stock.

     RESULTS  OF  OPERATIONS


     Three Months Ended March 31, 2001 Compared to March 31, 2002
     ------------------------------------------------------------

For the three months ended March 31, 2002 and 2001, revenues were approximately $4,547,294 and $3,777,036 respectively, for an increase of $770,258. The increase was due to the increased sales of Classic Care Pharmacy and the Health Advocacy program.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


Gross profit for products and services was $1,401,069 for the three months ended March 31, 2002, an increase of $739,371 over the prior period. The increase was attributable to the increase in sales.

SG&A expense for the three month period ended March 31, 2002 was $934,405 for a decrease of $203,182 from the same period prior year. The decrease is attributable to decreases in consulting, depreciation and debt issuance costs offset by an increase in salaries.

Interest expense the three month period ended March 31, 2002 was $28,310 compared to $35,238 for the comparable three month period prior year. The decrease is due to a reduction of convertible debt.

The increase in shareholder expenses for the quarter ending March 31, 2002 is attributable to the costs of issuing a proxy for the annual shareholder meeting held January 31, 2002.

No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through March 31, 2002, the Company incurred net operating income for tax purposes of approximately $387,538. The net operating loss carry forward may be used to reduce taxable income through the year 2013. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.


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

On March 31, 2002 the Company had assets of $11,867,818 compared to $11,616,629 on December 31, 2001. The Company had a total stockholders' equity of $1,506,590 on March 31, 2002 compared to equity of $937,673 on December 31, 2001, an increase of $567,917.

As of March 31, 2002 the Company's working capital position decreased $191,366 from a negative $7,870,143 at December 31, 2000 to a negative $7,678,777, primarily as a result of an increase in accounts receivable of $562,021 offset by an increase in the current portion of convertible notes of $304,970.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a net working deficit of $7,678,777 for the three months ended March 31, 2002. Additionally, the Company must raise additional capital to meet its working capital needs subsequent to the spin-off of Classic Care. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions.


                           PART II.  OTHER INFORMATION
                           ---------------------------

ITEM  1.     LEGAL  PROCEEDINGS

Patent  Claim
-------------

An individual filed a complaint against us alleging breach of contract and fraud and related business torts related to certain patents that the plaintiff transferred to us. We believe that the plaintiff's claims are without merit. Although we reached a tentative settlement in this matter, the Plaintiff has failed to execute the settlement and the case was scheduled for a dismissal hearing. At the dismissal hearing the judged granted the plaintiff additional time to settle some external issued before the settlement has to be executed.


Bergen  Brunswig
----------------

        On or about November 8, 2001, Kaire Holdings, Inc., entered into a settlement with Bergen Brunswig whereby we stipulated to entry of Judgment a sum of $258,900 with no interest accruing. We paid $50,000 upon the execution of the agreement and have agreed to bi-monthly payments of $15,000 until the balance owed is zero. We are current with our payments and the balance is $75,000 as of March 31, 2002.


ITEM 2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


     During the Quarter ending March 31, 2002, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

          In February 2001 the Company issued 15,000,000 shares of common stock for professional services valued at $45,000.


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


ITEM  5.     OTHER  INFORMATION

Department  of  Health  Services  temporarily  suspended and deactivated Classic
--------------------------------------------------------------------------------
Cares  Medi-Cal  provider  number.
---------------------------------

On April 17, 2002 the Department of Health Services notified Classic Care Pharmacy that the Medi-Cal Program was taking the following action against Classic Care: 1) withholding 100 percent of payment to Classic Care, and 2) temporarily suspending and deactivating Classic Care's Medi-Cal provider number.

The Department of Health Services ("DHS") took this action as a result of its findings in an unannounced visit to Classic Care Pharmacy whereby the DHS
reviewed prescriptions on record.   The DHS reported that they reviewed
thirty-two prescriptions and that two of the ten referring physicians denied treating and writing the prescriptions. The DHS cited Classic Care for violations of CCR, Title 22, Sec.51476.1(a) and 51476.1(a)(2) which requires written prescriptions be maintained and must identify the prescribing provider. Based on its findings the DHS and the Program have concluded that Classic Care Pharmacy may have committed fraud.

Classic Care has the right to appeal the issue of reliability of the evidence supporting the withhold but not the issue of fraud. Upon receipt of Classic Cares documents the DHS has 90 days to make a decision.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


Classic Care seeks a Temporary Restraining Order against the DHS.
-----------------------------------------------------------------

Classic Care retained outside consul to review the findings and found that the DHS facts are wholly inaccurate and that the DHS's position is completely unfounded. It was determined that the DHS requested and reviewed records pertaining to 32 patients, not prescriptions, and that these patients had over 142 prescriptions.

On April 29, 2002, outside counsel wrote to the DHS and explained its findings and provided supporting documentation, including declarations from the prescribing physicians. In response the DHS referred outside counsel to the appeal process.

As it was unable to resolve this matter amicable with the DHS, Classic Care sought, ex parte, a temporary restraining order to show cause re: preliminary injunction against the DHS on Wednesday, May 8, 2002 at the Superior Court for the state of California, County of Sacramento, located at the Credit Union Building, 800 "H: Street, Sacramento, California 95814. The Superior Court Judge granted the DHS until May 24, 2002 to show cause.

Kaire Holdings is forced to take immediate action to save its business.
----------------------------------------------------------------------

Classic Care must be able to supply its customers, or the customers will go elsewhere for their needs. Classic Care relies on Medi-Cal payments to purchase inventory to supply its customers. Medi-Cal will have stopped Classic Care's ability to supply its customers unless immediate steps are taken. Kaire Holdings is currently looking at its options including a sale of Classic Care Pharmacy or its prescriptions.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K:

None

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          KAIRE HOLDINGS INCORPORATED.
                          ----------------------------
                                  (Registrant)



Date:  May 20, 2002       By:  /s/ Steven R. Westlund
                               ----------------------
                                   Steven  Westlund
                                   Chief Executive Officer, Chairman