Form 10QSB
period 2002-06-30
KAIRE HOLDINGS INC
filed 2002-08-19
CIK 822997

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 2002
                                                 -------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number  0-21384
                                                --------

                           KAIRE HOLDINGS INCORPORATED
                           ---------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            13-3367421
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. employer
incorporation  or organization)                         identification number)

             1429 Robertson Blvd.,  Los Angeles, California       90035
             ------------------------------------------------------------
             (Address of principal executive offices)           (Zip Code)

       Registrant's Telephone number, including area code: (310) 273-5181
                                                           --------------

          7348  Bellaire  Ave.,  North  Hollywood  California     91605
          -------------------------------------------------------------
   (former name, address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past 90 days.   Yes    X          No
                                              ---            ----

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     Class  of  Common  Stock                    Outstanding  at  June  30, 2001
     ------------------------                    -------------------------------
     $.001  par  value                                 391,873,198  shares


Transitional Small Business Disclosure Format     Yes         No   X
                                                      ---         ---

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                           KAIRE HOLDINGS INCORPORATED

                                      Index


PART  I  -  FINANCIAL  INFORMATION


     Item  1.  Consolidated  Financial  Statements

               Condensed  Consolidated  Balance  Sheets  at
                    June 30, 2002  (unaudited)  and December 31, 2001

               Condensed  Consolidated  Statements  of  Operations
                    for the three months ended June 30, 2002
                    (unaudited) and 2001 (unaudited)

               Condensed  Consolidated  Statements  of  Cash  Flows
                    for the three months ended June 30, 2002 (unaudited) and 2001 (unaudited)

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

     SIGNATURES

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM  I.     FINANCIAL  STATEMENTS


                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                                  JUNE 30, 2002

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002





                             C  O  N  T  E  N  T  S

                           --------------------------


Consolidated  Balance  Sheets                                              1 - 2

Consolidated  Statements  of  Operations                                       3

Consolidated  Statements  of  Cash  Flows                                  4 - 5

Notes  to  Consolidated  Financial  Statements                            6 - 24

                           CONSOLIDATED BALANCE SHEETS
            JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001 (AUDITED)

                                    ASSETS


                                                           June 30, 2002   December 31, 2001
                                                           --------------  ------------------
CURRENT ASSETS
  Cash and cash equivalents                                $       35,565  $           62,707

  Accounts receivable                                             261,463             353,982
  Other receivables                                               438,187              23,030
  Inventory                                                       232,048             728,410
  Deposits                                                          4,950               4,750
  Amounts due from related parties                                  4,100             415,664
  Net  current assets of discontinued operations                1,107,236             735,757
  Other current asset                                              14,196              14,686
                                                           --------------  ------------------

    Total current assets                                        2,097,745           2,338,986
                                                           --------------  ------------------

OTHER ASSETS
  Debt issuance costs                                              42,250              88,124
  Property and Equipment, net of accumulated depreciation         200,015             200,952
  Investments                                                      30,028              30,028
  Goodwill, net of accumulated amortization                     1,461,538           8,958,539
                                                           --------------  ------------------

    Total other assets                                          1,733,831           9,277,643
                                                           --------------  ------------------

        TOTAL ASSETS                                       $    3,831,576  $       11,616,629
                                                           ==============  ==================

                                        (continued)

                           CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001 (AUDITED)


                                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  June 30, 2002    December 31, 2001
                                                                 ---------------  -------------------
 CURRENT LIABILITIES
  Accounts payable and accrued expense                           $    1,622,396   $        1,665,437
  Income tax payable                                                      5,600                4,000
  Due to Stason Biotech                                                 175,000              175,000
  Sales tax payable                                                           -                    -
  Note payable - acquisition                                                  -            7,419,881
  Notes payable - related parties                                        28,000              250,000
  Convertible notes - current portion                                   901,107              598,383
  Reserve for discontinued operations                                   400,000                    -
  Capital leases-short term                                              52,012               66,428
                                                                 ---------------  -------------------

    Total current liabilities                                         3,184,115           10,179,129

LONG TERM LIABILITIES
  Convertible notes payable and debentures                                    -              429,964
  Capital leases-long term                                               52,780               69,863
                                                                 ---------------  -------------------

    Total long term liabilities                                          52,780              499,827
                                                                 ---------------  -------------------

      Total liabilities                                               3,236,840           10,678,956
                                                                 ---------------  -------------------

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value
    900,000,000 shares authorized; 391,873,198
    and 277,041,071 shares issued and outstanding, respectively         391,873              277,042
  Common Stock Subscriptions Receivable                                       -                    -
  Additional paid in capital                                         36,821,427           36,676,339
  Accumulated deficit                                               (36,618,619)         (36,015,708)
                                                                 ---------------  -------------------

      Total stockholders' equity                                        594,681              937,673
                                                                 ---------------  -------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $    3,831,576   $       11,616,629
                                                                 ===============  ===================

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)


                                                           Three months ended June 30,   Six months ended June 30,
                                                              2002           2001           2002           2001
                                                          -------------  -------------  -------------  -------------
NET REVENUES                                              $    719,033   $    356,581   $  1,417,916   $    630,352
                                                          -------------  -------------  -------------  -------------

COST OF GOODS SOLD                                             609,614        318,372      1,171,877        562,750
                                                          -------------  -------------  -------------  -------------

GROSS PROFIT                                                   109,419         38,209        246,039         67,602
                                                          -------------  -------------  -------------  -------------

OPERATING EXPENSES
  Depreciation and amortization                                 22,055          5,094         38,104        125,884
  General and administrative                                   247,353         79,455        377,766        159,246
  Rent                                                          16,197         19,845         38,074         61,268
  Salaries                                                     128,242         78,348        194,875        354,079
  Selling expense                                                1,341          7,390          6,003         42,355
  Debt issuance costs                                           22,937              -         45,874         41,667
                                                          -------------  -------------  -------------  -------------

                                                               438,125        190,132        700,696        784,499
                                                          -------------  -------------  -------------  -------------

LOSS FROM OPERATIONS                                          (328,706)      (151,923)      (454,657)      (716,897)
                                                          -------------  -------------  -------------  -------------

OTHER INCOME (EXPENSES)
  Interest expense                                             (41,695)          (729)       (70,005)       (37,199)
  Non-cash miscellaneous income                                  7,341              -          7,341              -
  Shareholder fees                                               1,260        (13,619)       (50,520)       (25,776)
                                                          -------------  -------------  -------------  -------------

                                                               (33,094)       (14,348)      (113,184)       (62,975)
                                                          -------------  -------------  -------------  -------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES           (361,800)      (166,271)      (567,841)      (779,872)

PROVISION FOR INCOME TAXES                                       1,248              -          2,048            400
                                                          -------------  -------------  -------------  -------------

LOSS FROM CONTINUING OPERATIONS                               (363,048)      (166,271)      (569,889)      (780,272)
                                                          -------------  -------------  -------------  -------------

DISCONTINUED OPERATIONS
  INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED
    SEGMENT, NET OF INCOME TAX EXPENSE OF $0
    IN 2002 AND 2001                                          (227,402)       190,508        366,978        292,937

  ESTIMATED LOSS ON DISPOSAL OF BUSINESS SEGMENT,
    INCLUDING PROVISION OF $400,000 FOR OPERATING
    LOSSES DURING PHASE-OUT PERIOD, LESS APPLICABLE
    INCOME TAXES OF $0                                        (400,000)             -       (400,000)             -
                                                          -------------  -------------  -------------  -------------

NET INCOME                                                    (990,450)        24,237       (602,911)      (487,335)
                                                          =============  =============  =============  =============

(LOSS) EARNINGS PER WEIGHTED AVERAGE SHARE OF
  COMMON STOCK OUTSTANDING
    FROM CONTINUING OPERATIONS                            $     (0.001)  $     (0.001)  $     (0.002)  $     (0.007)
    FROM DISCONTINUED OPERATIONS                                (0.002)         0.001         (0.000)         0.003
                                                          -------------  -------------  -------------  -------------
      TOTAL LOSS PER SHARE                                $     (0.003)  $      0.000   $     (0.002)  $     (0.004)
                                                          =============  =============  =============  =============

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED    338,637,993    142,595,839    344,574,808    115,928,137
                                                          =============  =============  =============  =============

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                          2002                2001
                                                                   ------------------  ------------------
Increase (decrease) in cash and cash equivalents
    Net income (loss)                                              $        (602,911)  $        (780,272)
    Adjustments to reconcile net loss to net cash used
    in operating activities
      Depreciation and amortization                                           38,104               2,305
      Amortization of goodwill                                                     -             118,485
      Debt issuance costs                                                     45,874                   -
      Common stock issued for services                                             -                   -
      Common stock issued for professional services                          120,733              60,000
      Common stock issued in payment of interest                              11,946                   -
      Common stock issued for other compensation                                   -             212,237
      (Gain)Loss on disposal of assets                                           937                   -
      Other                                                                      370                 (19)
      Change in net assets of discontinued operations                       (371,479)
      Loss provision - discontinued operations                               400,000                   -
      Non-cash other expenses (Income)                                        (7,341)
                                                                   ------------------  ------------------

      Total adjustments to net income                              $        (363,767)  $        (387,264)
                                                                   ------------------  ------------------

Cash flow from operating activities:
  Changes in assets and liabilities
    Trade accounts receivable                                      $          92,519   $        (827,195)
    Inventories                                                              496,362             (15,293)
    Deposits                                                                    (200)                  -
    Other assets                                                                 490                   -
    Other receivables                                                       (415,157)
    Amounts due from related parties                                         411,564              95,350
    Income and Sales tax payable                                               1,600              (3,171)
    Accrued interest on convertible notes                                     40,983              31,533
    Accrued interest on notes payable - related parties                            -               3,750
    Accounts payable and accrued expenses                                    (56,079)            172,810
                                                                   ------------------  ------------------

        Cash flow generated by (used in) operating activities      $         208,315   $        (929,480)
                                                                   ------------------  ------------------

Cash flow from investing activities:
                                                                   ------------------  ------------------

        Net cash generated by (used in) investing activities       $               -   $               -
                                                                   ------------------  ------------------

Cash flow from financing activities:
  Payments on Note payable - Classic Care Shareholders             $        (203,958)  $        (226,119)
  Capital lease payments                                                     (31,499)                  -
  Proceeds from issuance of common stock                                           -              90,000
  Proceeds from convertible debenture                                              -             500,000
                                                                   ------------------  ------------------

        Net cash generated by (used in) financing activities       $        (235,457)  $         363,881
                                                                   ------------------  ------------------


                                                    (continued)


                            CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
                            FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                         2002                2001
                                                                   ------------------  ------------------
        Net (decrease) increase in cash
        and cash equivalents                                       $         (27,142)  $        (565,599)
                                                                   ------------------  ------------------

        Cash and cash equivalents at beginning of year                        62,707             311,716
                                                                   ------------------  ------------------

        Cash and cash equivalents at end of year                   $          35,565   $        (253,883)
                                                                   ==================  ==================


SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for
    Interest                                                       $           5,398   $               -
                                                                   ==================  ==================
    Income taxes                                                   $           3,200   $           3,200
                                                                   ==================  ==================


SUPPLEMENTAL  SCHEDULE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
During the six months ended June 30, 2002, the Company entered into the Following non-cash transactions:

     Issued 59,862,127 shares of common stock for conversion of $127,240 of notes payable, and $11,949 of accrued interest.

     Issued 54,970,000 shares of common stock for conversion of conversion of stock options for consulting services valued at $120,733

During the six months ended June 30, 2002, the Company entered into the following non-cash transactions:

     Issued 3,000,000 shares of common stock for conversion of conversion of stock options for services valued at $212,237

     Issued 2,000,000 shares of common stock for services valued at $60,000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

In 1999, the Company formed YesRx.com, Inc., an Internet drugstore focused on pharmaceuticals, health, and wellness and beauty products. YesRx.com focuses on selling drugs for chronic care as opposed to emergency needs and works mainly with the patient who has regular medication needs and requires multiple refills.

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

In May 2000, the Company acquired Classic Care, Inc. ("Classic Care"), which was organized as a corporation in April 1997, under the Laws of the State of California. Classic Care operates as an agency distributor of pharmaceutical products, via a unique prescription packaging system for consumers at senior assisted living and retirement centers in the Los Angeles metropolitan area. In May 2002, the Company discontinued its operations of providing pharmaceutical products for seniors in assisted living or retirement centers. Prior to May 2002 Classic Care purchased prescription drugs in bulk and fills prescriptions for individuals living in the aforementioned facilities. Primary sales are to individuals and consist of packaged prescription drugs in prescribed dosages. These sales of packaged drug are primarily paid by Medi-Cal, and the balances of the sales that are not covered by Medi-Cal are paid directly by individuals. Classic Care bills Medi-Cal and other third-party payors on behalf of the customer and receives payment directly from Medi-Cal.

In November of 2000, the Company advanced its business strategy with the introduction of the YesRx Health Advocate Program. The Health Advocate Program provides medication compliance programs to HIV/AIDS, diabetic and senior health communities. The YesRx Health Advocate Program is a component of Classic Care operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended June 30, 2002, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The Company's fiscal year ends on December 31 each year.

Effective May 20, 2002, the Company discontinued its services of providing pharmaceuticals to individuals in long-term assisted living facilities. The financial statements show the results of these operations as discontinued.

The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include goodwill, allowance for doubtful accounts and contractual adjustments due to third-party contractual agreements, allowance for contractual repayments based on Department of Health Services audits, and loss provision for discontinued operations during the phase-out period.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Revenue  Recognition
--------------------

The Company recognizes revenue at the time the product is shipped to the customer or services are rendered. Outbound shipping and handling charges are included in net sales.


Net  Client  Revenue
--------------------

Net client revenue represents the estimated net realizable amounts from clients, third-party payors, and others for sale of products or services rendered. For revenue recognition, revenue is recorded when the prescription is filled or when services are performed. A significant portion of revenue is from federal and state reimbursement programs.


Third-Party  Contractual  Adjustments
-------------------------------------

Contractual adjustments represent the difference between Classic Care Pharmacy's established billing rate for covered products and services and amounts reimbursed by third-party payors, pursuant to reimbursement agreements.


Net  Loss  Per  Share
---------------------

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


Goodwill
--------

The Company capitalized as goodwill the excess acquisition costs over the fair value of net assets acquired, in connection with business acquisitions, which costs were being amortized on a straight-line method over 20 years. The carrying amount of goodwill will be reviewed periodically. As of June 30, 2002, the Company has not performed an impairment test regarding the carrying value of goodwill. The carrying value of goodwill was reduced due to the service business of providing pharmaceuticals to individuals in long-term assisted living facilities being sold.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)


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


Comprehensive  Income  (Loss)
-----------------------------

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). This pronouncement establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the three and six months ended June 30, 2002 and 2001, comprehensive loss is equivalent to the Company's net loss.


Reclassifications
-----------------

Certain reclassifications were made to the 2001 financial statements' presentation in order to conform to the 2002 financial statements' preparation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Advertising  Costs
------------------

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing costs for the six months ended June 30, 2002 and 2001 were $17,734 and $46,398, respectively.


Segment  and  Geographic  Information
-------------------------------------

The FASB issued SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information" effective in 1998. SFAS 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to shareholders, on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. It also established standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in only one segment, however, prior to May 2002 senior management evaluated the YesRx Health Advocate Program operations separately from all other operations.


Other  Accounting  Pronouncements
---------------------------------

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually in accordance with the provisions of FAS No. 142. FAS No. 142 will also require that intangible assets with definite lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will not continue to amortize goodwill existing at June 30, 2002 until the new standard is adopted and test goodwill for impairment in accordance with SFAS No. 121. The Company adopted the standard starting January 1, 2002, and is currently evaluating the effect that adoption of the provisions of FAS No. 142 will have on its results of operations and financial position. As of June 30, 2002, the value of goodwill is $2,231,731, and the accumulated amortization of goodwill is $770,193.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a net working deficit of $602,911 for the six months ended June 30, 2002. Additionally, the Company must raise additional capital to meet its working capital needs subsequent to the spin-off of Classic Care. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  3  -  INVESTMENTS

Investments as of June 30, 2002 consist of the following:

                     Stason  Biotech,  Inc.     $     5,028
                     Ebility,  Inc.                  25,000
                                                -----------
                                                $    30,028
                                                ===========

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

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts. The Company bases this estimate on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Trade accounts receivable are presented net of an allowance for doubtful accounts of $261,463 and $353,982 at June 30, 2002,and December 31, 2001, respectively.

Accounts receivable attributable to the long-term care services business is included in net current assets of discontinued operations.



NOTE  5  -  INVENTORIES

Inventories consist of pharmaceuticals, medical supplies and equipment of $232,048 and $728,410 at June 30, 2002 and December 31, 2001, respectively. The Company regularly checks its inventory for any expired or obsolete pharmaceuticals.

The Company has lent to another pharmacy a portion of its pharmaceuticals inventory amounting to $243,487. Additionally, the Company has returned to its suppliers $171,670 of pharmaceuticals, but the supplier has not yet processed all of the returns.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  6  -  INTANGIBLE  ASSETS

Intangible Assets consists of goodwill associated with the acquisition of Classic Care, Inc. The carrying value of goodwill was reduced by $7,497,001 to reflect the sale of the long-term care services business. Amortization expense for the three months ended June 30, 2002, and 2001 was $0 and $118,485, respectively.



NOTE  7  -  COMMON  STOCK  TRANSACTIONS

The common stock transactions during the six months ended June 30, 2002 were as follows:

     - The Company converted $127,240 in convertible notes payable and $11,946 of related interest into 59,862,127 shares of its common stock.

     - The Company issued 850,000 shares of common stock, with a market value of $24,625, for consulting services provided to the Company. Additionally, these three officers converted their stock options for 6,666,667 shares of common stock, and the Company recognized $389,216 in compensation expense.

     - The Company converted stock options into 54,970,000 shares of its common stock in a cash-less conversion. The Company recorded consulting expense of $120,733.

The exercise period for the options is for 5 years from the date of the grant.

The common stock transactions during six months ended June 30, 2001 were as follows:

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  8  -      RELATED  PARTY  TRANSACTIONS

The following transactions occurred between the Company and certain related parties:

Profit  Ventures,  Inc.
-----------------------

Mr. Joel Rubenstein is the Managing Director of Classic Care, and his spouse is a shareholder in the Company. Mr. Rubenstein is also a trustee of the Shagrila Trust, which is the parent company of Profit Ventures, Inc. In 2000, Classic Care, entered into an agreement with Profit Ventures, Inc., to purchase products from Classic Care. Sales to Profit Ventures were $0 and $307,246 for the three months ended June 30, 2002 and 2001, respectively. Sales to Profit were $201,954 and $857,250 for the six months ended June 30, 2002 and 2001, respectively. The amounts due from Profit Ventures, Inc. are included in amounts due from related parties.


Joel  Rubenstein
----------------

Mr. Rubenstein did not receive a portion of his compensation for serving as the Managing Director of Classic Care. Mr. Rubenstein has $30,000 in compensation due from the Company for his services. The amount is included in the accrued liabilities as of June 30, 2002.

Mr. Rubenstein received advances from the Company, and the balance of $4,500 at December 31, 2001 is included in Receivable from Related Parties. In January 2002, Mr. Rubenstein advanced $150,000 to the Company, which was repaid by the Company. In February 2002, the Company advanced to Mr. Rubenstein $26,000, and the Company has received payments of $28,500 as of June 30, 2002, which results in a balance of $2,000 due from Mr. Rubenstein.


Transactions  with  Shareholders
--------------------------------

Mrs.  Sarit  Rubenstein

At June 30, 2002, the Company has an unsecured note payable to Mrs. Sarit Rubenstein, a shareholder and an original owner of Classic Care. The borrowing was due originally in October 2000, is now due on demand, and bears an interest rate of 6% per annum. The outstanding balance on the note is $82,750. This principal amount was fully repaid in May 2002. The accrued interest was forgiven pursuant the sale agreement for the long-term care services business.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  8  - RELATED  PARTY  TRANSACTIONS  (CONTINUED)

Steve  Oscherowitz

Mr. Steve Oscherowitz, a shareholder of the Company who was the majority shareholder in Classic Care prior to its purchase by the Company, has an agreement with the Company, under which he loaned funds to and borrowed funds from the Company. In previous years, this individual has loaned to Classic Care Pharmacy funds to meet its short-term working capital needs. The terms of the borrowings allow the Company to request repayment on demand. The note receivable bears an interest rate of 5%, which is waived if all amounts outstanding are paid by July 30, 2002. The Company has a receivable from this individual of $121,208.

At May 20, 2002, the Company had an unsecured note payable to Mr. Steve Oscherowitz, a shareholder and an original owner of Classic Care. The borrowing was due originally in October 2000, is now due on demand, and bears an interest rate of 6% per annum. The outstanding balance on the note is $167,250. This amount is classified as a Note Payable to Related Party. The Company repaid $121,208 of the principal amount by offsetting against the receivable due from Mr. Oscherowitz. The remaining principal and interest balance was forgiven pursuant to the agreement to sell the long-term care services business.

As of June 30, 2002, there are no outstanding amounts due to or from Mr. Oscherowitz.



NOTE  9  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

Accounts payable and accrued expenses at June 30, 2002, and December 31,2001, consisted of the following:

                                                      June 30, 2002   December 31, 2001
                                                      --------------  ------------------
      Accounts payable                                $      968,898  $        1,129,961
      Accrued professional and related fees                   51,500              50,000
      Accrued compensation and related payroll taxes          180028             170,941
      Accrued interest payable                               351,740             310,757
      Other accrued expenses                                  70,235               3,778
                                                      --------------  ------------------

             Total                                    $    1,622,396  $        1,665,437
                                                      ==============  ==================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  10  -  CONVERTIBLE  NOTES  PAYABLE  AND  DEBENTURES

The Company has issued convertible notes aggregating to $901,107, which are now all due on demand. The notes have a stated interest rate of either 8% or 10% per annum, and interest is payable semi-annually. The various note holders converted $2,246 and $127,240 of these into common stock during the three and six months ended June 30, 2002, respectively, $901,107 of these notes were still outstanding as of June 30, 2002.

The note holder also converted $11,946 of interest into common stock during the six-month period ending June 30, 2002.



NOTE  11  -  INCOME  TAXES

The significant reason for the difference between the customary relationship between income tax expense and pre-tax accounting income for the three and six months ended June 30, 2002, was due to net operating loss carryforwards available to offset federal and state income taxes. For the three and six months ended June 30, 2001, the Company had recorded a valuation allowance against its deferred tax assets, thus no deferred tax benefit was recorded.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Department  of  Health  Services

The Company is a provider of services under California's Medicaid program ("Medi-Cal"), which is administered by the Department of Health Services ("DHS"). DHS served notice to the Company that the Company received overpayment of claims submitted by the Company for certain drugs, based on alleged violations of the California Code of Regulations. The Company has provided documentary evidence to contest and rebut DHS's allegations and received an extension to provide evidence to the contrary. Management is unable to evaluate the final outcome, but the predicted loss is expected to be $300,000, which is included as a loss from discontinued operations.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Leases
------

Operating  leases

The Company leased offices located at 7348 Bellaire Avenue, North Hollywood, CA under a non-cancelable operating lease agreement that requires a monthly rental payment of $2,300. This lease expired in May 2001, and the Company consolidated its offices with the offices of the pharmacy. The Company leases three automobiles under non-cancelable operating lease agreements. The individual automobile leases range in terms of thirty-six to thirty-nine months.

The pharmacy is located at 1429 South Robertson Blvd, Los Angeles, CA and requires a monthly rental payment of $4,500. The term of the lease is six (6) years and expires in March 2005.

Rent expense for the six month periods ended June 30, 2002 and 2001 was $38,074 and $61,268, respectively.


Employment  Agreements
----------------------

Chief  Executive  Officer  Compensation

On April 1, 2000, Mr. Westlund signed a three-year employment agreement. The contract calls for Mr. Westlund to be paid a base salary of $8,333 per month for the first year of the term. Mr. Westlund's base salary was to increase 15% per year for each of the second and third years per this agreement.

Although Mr. Westlund's Employment Agreement states that his salary is to be $8,333 per month, his actual pay has been $4,000 per month. Mr. Westlund is entitled to be paid the balance of his monthly compensation in either cash or equity. During the three months ended June 30, 2002, the Company accrued $30,000 for compensation due Mr. Westlund. Additionally, Mr. Westlund has been granted an option to purchase up to 6,000,000 shares of Kaire common stock over the next 5 years at an option price of $0.05 per share. To date, Mr. Westlund has exercised options to purchase 5,966,666 shares of common stock.

The CEO also receives a commission of 3% of the merger price for any mergers or acquisitions completed by the Company during the term of the agreement.


Consulting  Agreements
----------------------

The Company has various consulting agreements that provide for issuance of the Company's common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants. These agreements relate primarily to raising of capital and professional services rendered in connection with the Company's acquisition efforts. During the six months ended June 30, 2002, the Company issued stock options convertible into 30,000,000 shares of common stock, and 14,970,000 and 15,000,000 these stock options were converted into common stock during the three and six-month period ended June 30, 2002, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  13  -  EARNINGS  PER  SHARE

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. The loss from operations and the net loss for the three and six months ended June 30, 2002 . make these securities anti-dilutive. There were no dilutive securities for the three and six months ended June 30, 2001.



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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  14  -  CLASSIC  CARE  PHARMACY,  INC.  (CONTINUED)

Proposed  Spin-off  of  Classic  Care
-------------------------------------

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

This agreement was further amended on May 20, 2002 by mutual agreement between the Company and the original Classic Care Shareholders. This amended agreement resulted in the Company selling the long-term services business clients to the original Classic Care shareholders in return for forgiveness from having to repay the promissory notes and any contingent payments due to them.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  15  -  DISPOSITION OF CLASSIC CARE'S LONG-TERM FACILITIES SERVICE BUSINESS

Department  of  Health  Services  temporarily  suspended and deactivated Classic
--------------------------------------------------------------------------------
Care's  Medi-Cal  provider  number
----------------------------------

On April 17, 2002, the Department of Health Services ("DHS") notified Classic Care Pharmacy that the Medi-Cal Program was taking the following actions against Classic Care: 1) withholding 100 percent of payment to Classic Care; and 2) temporarily suspending and deactivating Classic Care's Medi-Cal provider number.

The DHS reported that two physicians denied treating and writing the prescriptions; The DHS cited Classic Care for violations of CCR, Title 22,
Sec.51476.1(a) and 51476.1(a)(2), which require written prescriptions to be maintained and identification of the prescribing provider. Based on its findings, the DHS and the Program have concluded that Classic Care Pharmacy may have committed fraud.

Classic Care has the right to appeal the issue of reliability of the evidence supporting the withhold, but not the issue of fraud. Upon receipt of Classic Care's documents, the DHS has 90 days to make a decision.

Classic Care retained outside counsel to review the findings and found that the DHS facts are wholly inaccurate, and that the DHS's position is completely unfounded. It was determined that the DHS requested and reviewed records pertaining to 32 patients, not prescriptions, and that these patients had over 142 prescriptions.


Classic Care obtained a Temporary Restraining Order against the DHS
-------------------------------------------------------------------

On April 29, 2002, outside counsel wrote to the DHS and explained its findings and provided supporting documentation, including declarations from the prescribing physicians. In response, the DHS referred outside counsel to the appeal process.

As it was unable to resolve this matter amiably with the DHS, Classic Care sought, ex parte, a temporary restraining order to show cause re: preliminary injunction against the DHS on Wednesday, May 8, 2002, at the Superior Court for the State of California, County of Sacramento, located at the Credit Union Building, 800 H Street, Sacramento, California 95814. The Superior Court Judge granted the DHS until May 24, 2002, to show cause. On May 24th the court reinstated Classic Care's Medi-Cal License retroactive to May 8th, because the DHS was not prepared to show cause. However, the Court granted the DHS an additional 30 days to present cause.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 15 - DISPOSITION OF CLASSIC CARE'S LONG-TERM FACILITIES SERVICE BUSINESS (CONTINUED)

Classic  Care obtained a Temporary Restraining Order against the DHS (continued)
--------------------------------------------------------------------------------

The Company's management decided that Classic Care, faced with the suspension of its license, must be able to supply pharmaceuticals to its customers in another fashion in order to avoid the potential loss of customers. Classic Care relies on Medi-Cal payments to purchase inventory to fill its customers' prescriptions unless immediate steps are taken. The actions of DHS required Kaire management to take immediate action to save its long-term care business, to avoid possible lawsuits from its customers and to preserve as much shareholder value as possible.

Effective May 20, 2002, Kaire management decided to sell its long-term care business, which relied on Medi-Cal for a majority of its business, in exchange for forgiveness of certain promissory notes plus the related accrued interest, and all contingent payments due the original CC shareholders (Sarit Rubenstein and Steve Osherowitz). The total liabilities to the original CC shareholders were in excess of $5 million.

There  is  no  cash  transaction  involved  in  these  transactions.

The agreement to sell the long-term care business was signed on May 20th. The original CC shareholder agreed to forgive any and all remaining debt and contingent debt amounts due them by Kaire under the Agreement and Plan of Merger as Amended on December 6, 2001.

The remaining business of Kaire consists of the Health Advocacy Program, Hospice and Medical Supplies. The Hospice business is temporarily suspended since May 2002, and Kaire management is currently in negotiations with Hospice providers for a new contract.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 15 - DISPOSITION OF CLASSIC CARE'S LONG-TERM FACILITIES SERVICE BUSINESS (CONTINUED)

Classic  Care obtained a Temporary Restraining Order against the DHS (continued)
--------------------------------------------------------------------------------

The long-term care portion of the business is reflected in discontinued operations. The allocation between continuing and discontinued operations was summarized based on information excerpted from the internal management reports is as follows:

                                         Three Months Ended March 31,
                                              2002          2001
                                          ------------  ------------
           Revenues                       $ 3,848,411   $ 3,503,265
           Cost of Goods Sold              (2,583,962)   (2,774,584)
                                          ------------  ------------
           Gross Profit                     1,264,449       728,681
           Operating Expenses                (670,069)     (626,252)
                                          ------------  ------------
           Income from Operations         $   594,380   $   102,429
                                          ============  ============

                                          Three Months Ended June 30,
                                              2002          2001
                                          ------------  ------------
           Revenues                       $ 1,422,910   $ 3,090,241
           Cost of Goods Sold              (1,367,180)   (2,077,887)
                                          ------------  ------------
           Gross Profit                        55,730     1,012,354
           Operating Expenses                (283,132)     (821,846)
                                          ------------  ------------
           Loss (income) from Operations  $  (227,402)  $   190,508
                                          ============  ============


                                           Six Months Ended June 30,
                                              2002          2001
                                          ------------  ------------
           Revenues                       $ 5,271,321   $ 6,593,506
           Cost of Goods Sold              (3,951,142)   (4,852,471)
                                          ------------  ------------
           Gross Profit                     1,320,179     1,741,035
           Operating Expenses                (953,201)   (1,448,098)
                                          ------------  ------------
           Income from Operations         $   366,978   $   292,937
                                          ============  ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  16  -  SEGMENT  INFORMATION

Based on the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in one principal business segment effective May 2002.



NOTE  17  -  SHAREHOLDER  MEETING

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



NOTE  18  -  SUBSEQUENT  EVENTS

Facilities  Lease

In July of 2002, Kaire leased an additional warehouse and office facility in Sun Valley, California. This new facility consists of 6,334 square feet of which 1,000 square feet will be used as office space. The expansion capacity will be converted into both office and a second pharmacy space as the need arises. The lease on the property runs until June 30, 2004. The base rent is $3,420 per month plus Kaire is responsible for 5.288% of the common area operating expense.

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

RESULTS  OF  OPERATIONS

Three  and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended
--------------------------------------------------------------------------------
June  30,  2001
---------------

For the three and six months ended June 30, 2002, revenues were approximately $719,033 and $1,417,916 respectively, for an increase of $362,452 and of $787,564 respectively from the same periods in 2001.

Gross profit for products and services was $109,419 and $246,039 for three and six months ended June 30, 2002, an increase of $71,210 and $178,437 over the same periods prior year. The increase was due to the acquisition of Classic Care Pharmacy. The decrease in gross margin percentage is a partially due to an increase in the Aids Advocacy program sales which has an average margin percentage ranging from seven to eleven percent.

Selling General &Administrative expense increased to $248,694 from $86,845 for the three months period ended June 30, 2002 versus June 30, 2001, and increased to $383,769 from $201,601 for the six months period ended June 30, 2002 versus June 30, 2001.

Interest expense for operations for the three and six month period ended June 30, 2002 was $(41,695) and $(70,005) respectively compared to the comparable three month period prior year $(729) and $(37,199) for the comparable six month period prior year. The increase resulted from the issuance of new convertible debt.

No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. As a result of the Tax Reform Act, the availability of any net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances.

Liquidity  and  Capital  Resources
----------------------------------

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

On June 30, 2002 the Company had assets of $3,831,576 compared to $11,616,629 on December 31, 2001. The Company had a total stockholders' equity of $594,681 on June 30, 2002 compared to an equity of $937,673 on December 31, 2001, an decrease of $ 342,992.

As of June 30, 2002 the Company's working capital position increased $6,753,773 from a negative $7,840,143 at December 31, 2001 to a negative $1,086,370.

Net cash generated (used) in operating activities for the three months ended June 30, 2002 and 2001 was $208,315 and $(929,480), respectively. The change in cash from operating activities in 2002 versus 2001 of $721,165 was principally due to the increases in inventory expenses; decreases in accounts payable and reduced expenses.

Net cash generated (used) in investing activities was $0 and $0 for the three months ended June 30, 2002 and 2001, respectively.

Net cash provided by (used in) financing activities was $(235,457) and $363,881 for the three months ended June 30, 2002 and 2001, respectively, reflecting a change of $(128,424). This was principally due to less proceeds received from the issuance of the Company's common stock and convertible debenture in the first three months of 2002 versus the first three months of 2001 and payments on the Classic Care note payable.


                           PART II.  OTHER INFORMATION
                           ---------------------------

ITEM  1.     LEGAL  PROCEEDINGS

Department of Health Services - Medi-Cal's action against Classic Care

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

Classic Care retained outside consul to review the findings and found that the DHS facts are wholly inaccurate and that the Department of Health Services ("DHS") position is completely unfounded. It was determined that the DHS requested and reviewed records pertaining to 32 patients, not prescriptions, and that these patients had over 142 prescriptions.

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

On the May 24, 2002 hearing, the court reinstated Classic Care's medical license retroactive to May 8, 2002 because the DHS was not prepared to show cause. However, the court granted the DHS an additional 30 days for to show cause.

The action taken by the DHS forced Kaire Holdings to take immediate action to save its long- term care business, to avoid possible lawsuits from its customers and to preserve as much shareholder value as possible. In reviewing its options, Kaire decided to sell its long term care business, which relied heavily on Medi-Cal, in exchange for forgiveness of certain promissory notes (please see attached exhibit). The businesses remaining with Kaire Holdings consist of the Aids Advocacy business, Hospice, Medical Supplies and its Diabetic Programs.


ITEM  2.       CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.        SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

May  20,  2002       Item  7
--------------       -------
                     Forgiveness of Promissory Note and Remaining Debt Agreement

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


                                  KAIRE HOLDINGS INCORPORATED.
                                  ----------------------------
                                          (Registrant)



Date:  August  19,  2002          By:  /s/  Steven  R.Westlund
                                       --------------------------------
                                       Steven  Westlund
                                       Chief Executive Officer, Chairman

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Kaire Holdings, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel G. Rubenstein, Managing Director of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




                              /s/ Joel G. Rubenstein
                              ----------------------
                              Joel G. Rubenstein
                              Managing Director
                              August 16, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Kaire Holdings, Inc(the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




                              /s/ Steven Westlund
                              -------------------
                              Steven Westlund
                              Chief Executive Officer
                              August 16, 2002