Form 10QSB
period 2002-09-30
KAIRE HOLDINGS INC
filed 2002-11-19
CIK 822997

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-21384
                                                -------

                          KAIRE HOLDINGS INCORPORATED
                          ---------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              13-3367421
     ------------------                                      ----------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                            identification number)

1429 Robertson Blvd., Los Angeles, California                     90035
--------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

       Registrant's Telephone number, including area code: (310) 273-5181
                                                           --------------

       __________________________________________________________________
   (former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for the past 90 days.             Yes X               No
                                                    --                 --

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     Class of Common Stock                     Outstanding at September 30, 2002
     ---------------------                     ---------------------------------
     $.001  par  value                              425,738,198  shares


Transitional Small Business Disclosure Format     Yes     No  X
                                                      --     --

                                  FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                          KAIRE HOLDINGS INCORPORATED

                                      Index


PART  I  -  FINANCIAL  INFORMATION


     Item  1.  Consolidated  Financial  Statements

               Condensed Consolidated Balance Sheets at
                    December 31, 2001 and September 30, 2002 (unaudited)

               Condensed Consolidated Statements of Operations
                    for the three and nine months ended September 30, 2001 (unaudited) and 2002 (unaudited)

               Condensed Consolidated Statements of Cash Flows
                    for the nine months ended September 30, 2001 (unaudited) and 2002 (unaudited)

               Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART  II.  -  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters of a Vote to Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K:


SIGNATURES

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                               SEPTEMBER 30, 2002

                          KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002





                             C  O  N  T  E  N  T  S

                     --------------------------------------


Consolidated  Balance  Sheets                                          1 - 2

Consolidated  Statements  of  Operations                                   3

Consolidated  Statements  of  Cash  Flows                              4 - 5

Notes  to  Consolidated  Financial  Statements                        6 - 23

                          KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 2002 (UNAUDITED) AND SEPTEMBER 30, 2001 (AUDITED)


                                              ASSETS


                                                           September 30, 2002   December 31, 2001
                                                           -------------------  ------------------
CURRENT ASSETS
  Cash and cash equivalents                                $           100,371  $           62,707
  Accounts receivable, net                                             184,143             353,982
  Other receivables                                                    438,187              23,030
  Inventory                                                            171,900             728,410
  Deposits                                                               4,950               4,750
  Amounts due from related parties                                       2,100             415,664
  Net other current assets of discontinued operations                  732,511             735,757
  Other current asset                                                   14,196              14,686
                                                           -------------------  ------------------

    Total current assets                                             1,648,358           2,338,986
                                                           -------------------  ------------------

OTHER ASSETS
  Debt issuance costs                                                   19,313              88,124
  Property and Equipment, net of accumulated depreciation              179,544             200,952
  Investments                                                           30,028              30,028
  Goodwill, net of accumulated amortization                          1,461,538           8,958,539
                                                           -------------------  ------------------
    Total other assets                                               1,690,423           9,277,643
                                                           -------------------  ------------------
      TOTAL ASSETS                                         $         3,338,781  $       11,616,629
                                                           ===================  ==================


                                  (continued)

                                 KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        SEPTEMBER 30, 2002 (UNAUDITED) AND SEPTEMBER 30, 2001 (AUDITED)


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  September 30, 2002    December 31, 2001
                                                                  -------------------  -------------------
CURRENT LIABILITIES
  Bank overdraft                                                 $                     $                -
  Accounts payable and accrued expense                           $         1,281,563   $        1,665,437
  Income tax payable                                                           6,400                4,000
  Due to Stason Biotech                                                      175,000              175,000
  Sales tax payable                                                             (111)                   -
  Note payable - acquisition                                                       -            7,419,881
  Notes payable - related parties                                             28,000              250,000
  Convertible notes - current portion                                        896,664              598,383
  Reserve for discontinued operations                                        400,000                    -
  Capital leases-short term                                                   51,450               66,428
                                                                  -------------------  -------------------
    Total current liabilities                                              2,838,966           10,179,129

LONG TERM LIABILITIES
  Convertible notes payable and debentures                                         -              429,964
  Capital leases-long term                                                    36,813               69,863
                                                                  -------------------  -------------------

    Total long term liabilities                                               36,813              499,827
                                                                  -------------------  -------------------

      Total liabilities                                                    2,875,779           10,678,956
                                                                  -------------------  -------------------

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value
    900,000,000 shares authorized; 425,738,198
    and 277,041,071 shares issued and outstanding, respectively              425,738              277,042
  Common Stock Subscriptions Receivable                                            -                    -
  Additional paid in capital                                              36,852,423           36,676,339
  Accumulated deficit                                                    (36,815,159)         (36,015,708)
                                                                  -------------------  -------------------

      Total stockholders' equity                                             463,002              937,673
                                                                  -------------------  -------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $         3,338,781   $       11,616,629
                                                                 ====================  ===================

                                          KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)


                                                     Three months ended September 30,        Nine months ended September 30,
                                                        2002                2001                2002               2001
                                                  -----------------  -------------------  ----------------  -------------------
NET REVENUES                                      $        480,693   $          461,571   $     1,615,279   $        1,091,923

COST OF GOODS SOLD                                         372,687              410,798         1,544,564              960,892
                                                  -----------------  -------------------  ----------------  -------------------

GROSS PROFIT                                               108,006               50,773            70,715              131,031
                                                  -----------------  -------------------  ----------------  -------------------

OPERATING EXPENSES
  Depreciation and amortization                             22,056              240,028            60,160              365,912
  General and administrative                               140,101              897,467           563,741            1,141,123
  Rent                                                      28,302               15,701            66,376               58,081
  Salaries                                                  83,377              212,671           278,252              566,750
  Selling expense                                            1,281                7,460             7,284               39,616
                                                  -----------------  -------------------  ----------------  -------------------

                                                           286,117            1,374,327           986,813            2,171,482
                                                  -----------------  -------------------  ----------------  -------------------

LOSS FROM OPERATIONS                                      (178,111)          (1,323,554)         (916,098)          (2,040,451)
                                                  -----------------  -------------------  ----------------  -------------------

OTHER INCOME (EXPENSES)
  Interest expense                                          (3,129)               1,916           (73,134)             (31,533)
  Non-cash miscellaneous income                             18,258                    -            25,599                    -
  Shareholder fees                                          (6,900)              25,776           (57,420)                   -
                                                  -----------------  -------------------  ----------------  -------------------
                                                             8,229               27,692          (104,955)             (31,533)
                                                  -----------------  -------------------  ----------------  -------------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
 TAXES                                                    (169,882)          (1,295,862)       (1,021,053)          (2,071,984)
                                                  -----------------  -------------------  ----------------  -------------------

PROVISION FOR INCOME TAXES                                  (1,267)                (800)           (3,315)              (1,200)
                                                  -----------------  -------------------  ----------------  -------------------

LOSS FROM CONTINUING OPERATIONS                           (171,149)          (1,296,662)       (1,024,368)          (2,073,184)
                                                  -----------------  -------------------  ----------------  -------------------

DISCONTINUED OPERATIONS
  INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED
    SEGMENT, NET OF INCOME TAX EXPENSE OF $0
    IN 2002 AND 2001                                       (25,391)             200,809           624,917              493,746

  ESTIMATED LOSS ON DISPOSAL OF BUSINESS SEGMENT,
    INCLUDING PROVISION OF $400,000 FOR OPERATING
    LOSSES DURING PHASE-OUT PERIOD, LESS APPLICABLE
    INCOME TAXES OF $0                                           -                    -          (400,000)                   -
                                                  -----------------  -------------------  ----------------  -------------------

NET INCOME                                                (196,540)          (1,095,853)         (799,451)          (1,579,438)
                                                  =================  ===================  ================  ===================

(LOSS) EARNINGS PER WEIGHTED AVERAGE SHARE OF
  COMMON STOCK OUTSTANDING
    FROM CONTINUING OPERATIONS                    $         (0.000)  $           (0.009)  $        (0.003)  $           (0.018)
    FROM DISCONTINUED OPERATIONS                            (0.000)               0.001             0.001                0.004
                                                  -----------------  -------------------  ----------------  -------------------
      TOTAL LOSS PER SHARE                        $         (0.001)  $           (0.008)  $        (0.002)  $           (0.014)
                                                  =================  ===================  ================  ===================

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC
AND DILUTED                                            342,348,482          142,595,839       361,827,811          115,928,137
                                                  =================  ===================  ================  ===================

                        KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                                      2002         2001
                                                                   ----------  ------------
Increase (decrease) in cash and cash equivalents
  Net income (loss)                                                $(788,451)  $(1,579,438)
  Adjustments to reconcile net loss to net cash used
  in operating activities
    Depreciation and amortization                                     60,160        10,477
    Amortization of goodwill                                               -       355,435
    Debt issuance costs                                               68,811             -
    Common stock issued for professional services                    180,733        60,000
    Common stock issued in payment of interest                        12,366             -
    Common stock issued for other compensation                             -       212,237
    Other                                                              5,708             -
    Change in net assets of discontinued operations                    3,246             -
    Loss provision - discontinued operations                         400,000             -
                                                                   ----------  ------------

    Total adjustments to net income                                $ (57,427)  $  (941,289)
                                                                   ----------  ------------

Cash flow from operating activities:
  Changes in assets and liabilities
    Trade accounts receivable, net                                 $ 169,839   $  (638,845)
    Inventories                                                      556,510      (161,045)
    Deposits                                                            (200)            -
    Other assets                                                         490      (214,200)
    Other receivables                                               (415,157)
    Amounts due from related parties                                 466,821             -
    Income and Sales tax payable                                       2,400        (3,200)
    Accounts payable and accrued expenses                           (383,874)    1,470,675
                                                                   ----------  ------------

      Cash flow generated by (used in) operating activities        $ 339,402   $  (487,904)
                                                                   ----------  ------------

Cash flow from investing activities:
    Purchase of property, equipment and leaseholds                 $ (48,815)  $         -
    Note Receivable - related party                                        -      (278,810)
    Other Investments                                                      -       (10,000)
                                                                   ----------  ------------

        Net cash generated by (used in) investing activities       $ (48,815)  $  (288,810)
                                                                   ----------  ------------

Cash flow from financing activities:
  Payment on Notes Payable                                         $       -   $         -
  Payments on Note payable - Classic Care Shareholders             $(203,958)  $  (526,119)
  Capital lease payments                                             (48,965)            -
  Proceeds from issuance of common stock                                   -        90,000
  Proceeds from convertible debenture                                      -       991,403
                                                                   ----------  ------------

        Net cash generated by (used in) financing activities       $(252,923)  $   555,284
                                                                   ----------  ------------


                                  (continued)

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                          2002       2001
                                                        --------  ----------
        Net (decrease) increase in cash
        and cash equivalents                            $ 37,664  $(221,430)
                                                        --------  ----------
        Cash and cash equivalents at beginning of year    62,707    311,716
                                                        --------  ----------
        Cash and cash equivalents at end of year        $100,371  $  90,286
                                                        ========  ==========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for
    Interest                                            $  5,398  $       -
                                                        ========  ==========
    Income taxes                                        $  3,200  $   3,200
                                                        ========  ==========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the nine months ended September 30, 2002, the Company entered into the Following non-cash transactions:

     Issued 63,727,127 shares of common stock for conversion of $131,683 of notes payable, and $12,366 of accrued interest.

     Issued 54,9700,000 shares of common stock for conversion of conversion of stock options for consulting services valued at $120,733

     Issued 30,000,000 shares of common stock in lieu of cash for consulting services valued at $60,000

During the nine months ended September 30, 2001, the Company entered into the Following non-cash transactions:

     Issued 3,000,000 shares of common stock for conversion of conversion of stock options for services valued at $212,237

     Issued 2,000,000 shares of common stock for services valued at $60,000

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002



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

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles  of  Consolidation
-----------------------------

The unaudited consolidated financial statements include the accounts of Kaire and its wholly owned subsidiaries (collectively the "Company"), a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The Company's subsidiaries include See/Shell Biotechnology, Inc., EFFECTIVE Health, Inc, and Classic Care, Inc. (dba Classic Care Pharmacy). Only Classic Care, Inc, has current operations; the remaining subsidiaries are dormant. Intercompany accounts and transactions have been eliminated upon consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended September 30, 2002, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The Company's fiscal year ends on December 31 each year.

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

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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


Goodwill
--------

The Company capitalized as goodwill the excess acquisition costs over the fair value of net assets acquired, in connection with business acquisitions, which costs were being amortized on a straight-line method over 20 years. The carrying amount of goodwill will be reviewed periodically. As of September 30, 2002, the Company has not performed an impairment test regarding the carrying value of goodwill. The carrying value of goodwill was reduced due to the service business of providing pharmaceuticals to individuals in long-term assisted living facilities being sold.


Comprehensive  Income  (Loss)
-----------------------------

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). This pronouncement establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the three and nine months ended September 30, 2002 and 2001, comprehensive loss is equivalent to the Company's net loss.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications
-----------------

Certain reclassifications were made to the 2001 financial statements' presentation in order to conform to the 2002 financial statements' preparation.


Advertising  Costs
------------------

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing costs for the nine months ended September 30, 2002 and 2001were $28,048 and $17,734, respectively.


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


Other  Accounting  Pronouncements
---------------------------------

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually in accordance with the provisions of FAS No. 142. FAS No. 142 will also require that intangible assets with definite lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will not continue to amortize goodwill existing at September 30, 2002 until the new standard is adopted and test goodwill for impairment in accordance with SFAS No. 121. The Company adopted the standard starting January 1, 2002, and is currently evaluating the effect that adoption of the provisions of FAS No. 142 will have on its results of operations and financial position. As of September 30, 2002, the value of goodwill is $2,231,731, and the accumulated amortization of goodwill is $770,193.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 was adopted by the Company in the first quarter of fiscal 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's results of operations or financial position.

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  2  -  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a net working deficit of $799,451 for the nine months ended September 30, 2002. Additionally, the Company must raise additional capital to meet its working capital needs subsequent to the spin-off of Classic Care. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions.


NOTE  3  -  INVESTMENTS

Investments as of September 30, 2002 consist of the following:

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

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 4 - ACCOUNTS RECEIVABLE - TRADE (CONTINUED)

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts. The Company bases this estimate on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Trade accounts receivable are presented net of an allowance for doubtful accounts of $184,143 and $353,982 at September 30, 2002,and December 31, 2001, respectively.

Accounts receivable attributable to the long-term care services business is included in net current assets of discontinued operations.


NOTE  5  -  INVENTORIES

Inventories consist of pharmaceuticals, medical supplies and equipment of $171,900 and $728,410 at September 30, 2002 and December 31, 2001, respectively. The Company regularly checks its inventory for any expired or obsolete pharmaceuticals.

The Company has lent to another pharmacy a portion of its pharmaceuticals inventory amounting to $243,487. Additionally, the Company has returned to its suppliers $171,670 of pharmaceuticals, but the supplier has not yet processed all of the returns.



NOTE  6  -  INTANGIBLE  ASSETS

Intangible Assets consists of goodwill associated with the acquisition of Classic Care, Inc. The carrying value of goodwill was reduced by $7,497,001 to reflect the sale of the long-term care services business. Amortization expense for the three months ended September 30, 2002, and 2001 was $0 and $118,484, respectively. Amortization expense for the nine months ended September 30, 2002, and 2001 was $0 and $355,452, respectively.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 7 - COMMON STOCK TRANSACTIONS

The common stock transactions during the nine months ended September 30, 2002 were as follows:

     - The Company converted $131,683 in convertible notes payable and $12,366 of related interest into 63,727,127 shares of its common stock.

     - The Company issued 30,000,000 shares of common stock, with a market value of $60,000, for consulting services provided to the Company.

     - The Company converted stock options into 54,970,000 shares of its common stock in a cash-less conversion. The Company recorded consulting expense of $120,733.



NOTE 8 - RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and certain related parties:

Profit  Ventures,  Inc.
-----------------------

Effective May 20, 2002, when Classic Care discontinued its services of providing pharmaceuticals to individuals in long-term assisted living facilities, all transaction with Profit Ventures were terminated

Prior to May 20, 2002, Mr. Joel Rubenstein was the Managing Director of Classic Care, and his spouse is a shareholder in the Company. Mr. Rubenstein is also a trustee of the Shagrila Trust, which is the parent company of Profit Ventures, Inc. In 2000, Classic Care, entered into an agreement with Profit Ventures, Inc., to purchase products from Classic Care. Sales to Profit Ventures were $0 and $1,161,300 for the three months ended September 30, 2002 and 2001, respectively. Sales to Profit Ventures were $201,954 and $2,018,560 through nine months ended September 30, 2002 and 2001, respectively.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

Joel  Rubenstein
----------------

Effective May 20, 2002, when Classic Care discontinued its services of providing pharmaceuticals to individuals in long-term assisted living facilities, all relations with Joel Rubenstein were ended with the exception of his assistance on an as needed basis as a consultant.

Mr. Rubenstein received advances from the Company, and the balance of $4,500 at December 31, 2001 is included in Receivable from Related Parties. In January 2002, Mr. Rubenstein advanced $150,000 to the Company, which was repaid by the Company. In February 2002, the Company advanced to Mr. Rubenstein $26,000, and the Company has received payments of $28,500 as of September 30, 2002, which results in a balance of $2,000 due from Mr. Rubenstein.


Transactions  with  Shareholders
--------------------------------

At December 31, 2001, the Company has an unsecured note payable to Mrs. Sarit Rubenstein, a shareholder and an original owner of Classic Care. The borrowing was due originally in October 2000, is now due on demand, and bears an interest rate of 6% per annum. The outstanding balance on the note is $82,750. This principal amount was fully repaid in May 2002. The accrued interest was forgiven pursuant the sale agreement for the long-term care services business.


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

As of September 30, 2002, there are no outstanding amounts due to or from Mr. Oscherowitz.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2002, and December 31,2001, consisted of the following:


                                                September 30, 2002   December 31, 2001
                                                -------------------  ------------------
Accounts payable                                $           695,624  $        1,129,961
Accrued professional and related fees                        43,000              50,000
Accrued compensation and related payroll taxes              121,443             147,191
Accrued interest payable                                    351,321             334,507
Other accrued expenses                                       70,175               3,778
                                                -------------------  ------------------
       Total                                    $         1,281,563  $        1,665,437
                                                ===================  ==================

NOTE  10  -  CONVERTIBLE  NOTES  PAYABLE  AND  DEBENTURES

The Company had issued convertible notes that are now all due on demand. The notes have a stated interest rate of either 8% or 10% per annum, and interest is payable semi-annually. The various note holders converted $4,442 and $131,683 of these into common stock during the three and nine months ended September 30, 2002, respectively, $896,664 of these notes were still outstanding as of September 30, 2002.

The note holder also converted $12,366 of interest into common stock during the nine-month period ending September 30, 2002



NOTE  11  -  INCOME  TAXES

The significant reason for the difference between the customary relationship between income tax expense and pre-tax accounting income for the three and nine months ended September 30, 2002, was due to net operating loss carryforwards available to offset federal and state income taxes. For the three and nine months ended September 30, 2001, the Company had recorded a valuation allowance against its deferred tax assets, thus no deferred tax benefit was recorded.

Tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change occurred in 1999 and 2000, which will limit the utilization of the net operating losses in subsequent years.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES

Litigation
----------

Patent  Claim

An individual filed a complaint against the Company alleging breach of contract and fraud and related business torts related to certain patents that the plaintiff transferred to the Company. The Company believes that the plaintiff's claims are without merit. The Company has reached a settlement with the plaintiff calling for a payment of $30,000 in restricted shares of the Kaire's common stock, with registration rights. The Settlement has not been effectuated pending the finalization of the time line.

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

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

Rent expense for the two nine-month periods ended September 30, 2002 and 2001 was $66,376 and $61,268, respectively.


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


Consulting  Agreements
----------------------

The Company has various consulting agreements that provide for issuance of the Company's common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants. These agreements relate primarily to raising of capital and professional services rendered in connection with the Company's acquisition efforts. During the nine months ended September 30, 2002, the Company issued stock options convertible into 30,000,000 shares of common stock, and 14,970,000 and 15,000,000 these stock options were converted into common stock during the three- and nine-month period ended September 30, 2002, respectively.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  13  -  EARNINGS  PER  SHARE

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. The loss from operations and the net loss for the three and nine months ended September 30, 2002, make these securities anti-dilutive. There were no dilutive securities for the three and nine months ended September 30, 2001.

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

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

As it was unable to resolve this matter amiably with the DHS, Classic Care sought, ex parte, a temporary restraining order to show cause re: preliminary injunction against the DHS on Wednesday, May 8, 2002, at the Superior Court for the State of California, County of Sacramento, located at the Credit Union Building, 800 H Street, Sacramento, California 95814. The Superior Court Judge granted the DHS until May 24, 2002, to show cause. On May 24th the court reinstated Classic Care's Medi-Cal License retroactive to May 8th, because the DHS was not prepared to show cause. However, the Court granted the DHS an additional 30 days to present cause. DHS presented the court with their evidence, which is being disputed by the Company. However, in September 2002, DHS again has suspended the Company's Medi-Cal license. As of September 30, 2002, the Company is providing the DHS auditor with additional data in order to refute the DHS claims and to restore the Medi-Cal license.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 15 - DISPOSITION OF CLASSIC CARE'S LONG-TERM FACILITIES SERVICE BUSINESS (CONTINUED)

Classic Care obtained a Temporary Restraining Order against the DHS (continued)
-------------------------------------------------------------------------------

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

The agreement to sell the long-term care business was signed on May 20, 2002. The original CC shareholder agreed to forgive any and all remaining debt and contingent debt amounts due them by Kaire under the Agreement and Plan of Merger as Amended on December 6, 2001.

The remaining business of Kaire consists of the Health Advocacy Program, Hospice and Medical Supplies. The Hospice business is temporarily suspended since May 2002, and Kaire management is currently in negotiations with Hospice providers for a new contract.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 15 - DISPOSITION OF CLASSIC CARE'S LONG-TERM FACILITIES SERVICE BUSINESS (CONTINUED)

Classic Care obtained a Temporary Restraining Order against the DHS (continued)
-------------------------------------------------------------------------------

The long-term care portion of the business is reflected in discontinued operations. The allocation between continuing and discontinued operations was summarized based on information excerpted from the internal management reports is as follows:


                                      Three Months Ended September 30,
                                          2002                2001
                                   ------------------  ------------------
Revenues                           $         572,846   $       2,620,282
Cost of Goods Sold                          (207,494)         (1,723,940)
                                   ------------------  ------------------
Gross Profit                                 365,352             896,342
Operating Expenses                          (390,743)           (695,533)
                                   ------------------  ------------------
Loss (income) from Operations      $         (25,391)  $         200,809
                                   ==================  ==================


                                       Nine Months Ended September 30,
                                                2002                2001
                                   ------------------  ------------------
Revenues                           $       6,127,497   $       9,677,796
Cost of Goods Sold                        (4,158,636)         (6,810,419)
                                   ------------------  ------------------
Gross Profit                               1,968,861           2,867,377
Operating Expenses                        (1,343,944)         (2,373,631)
                                   ------------------  ------------------
Income from Operations             $         624,917   $         493,746
                                   ==================  ==================

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

In October 2002, the Company tendered an offer to purchase a retail pharmacy located in Southern California. The purchase price of $175,000 will be allocated as follows: $75,000 for inventory and $100,000 for other tangible assets plus trade name. In connection with this acquisition, the Company will issue short-term notes payable aggregating to $110,000. The Company has made a deposit of $32,399 toward the purchase of this pharmacy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     PLAN OF OPERATION

     Short Term Objectives:
     ---------------------

          - Re-establish the Classic Care Medi-Cal Practice or sell Classic Care Pharmacy.
          - Continue to develop the Health Advocate Program in the Southern California region.

     Long Term Objectives:
     ---------------------

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

RESULTS OF OPERATIONS


Three and Nine Months Ended September 30, 2001 Compared to September 30, 2002
-----------------------------------------------------------------------------


For the three and nine months ended September 30, 2002, revenues were approximately $480,693 and $1,615,279 compared to $461,571 and $1,091,923 for the same periods prior year, for an increase of $19,122 and $ 523,356 respectively. The results for the quarter were flat due to the termination of Classics Cares Medi-Cal license.

Gross profit for products and services was $108,006 and $70,715 for three and nine months ended September 30, 2002 compared to $50,773 and $131,031 for the same period prior year, an increase (decrease) of $57,233 and ($60,319) over the same periods prior year.

SG&A expense decreased to $264,061 from $1,134,299 for the three months period ended September 30, 2002 versus September 30, 2001 and decreased to $926,653 from $1,805,570 for the nine months period ended September 30, 2002 versus September 30, 2001. The decrease in SG&A was due to the reduction in operations resulting from the termination of the Medi-Cal license.

Interest expense for operations for the three and nine month period ended September 30, 2002 was $3,129 compared to ($1,916) for the comparable three month period prior year and $73,134 compared to $31,533 for the comparable nine month period prior year. The increase resulted from late changes due to suppliers.

No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through September 30, 2002, the Company incurred net operating losses for tax purposes of approximately $799,451. The net operating loss carry forward may be used to reduce taxable income through the year 2013. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.

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

On September 30, 2002 the Company had assets of $3,338,781 compared to $11,616,629 on December 31, 2001. The Company had a total stockholders' equity of $463,002 on September 30, 2002 compared to stockholders equity of $937,673 on December 31, 2001, an decrease of $474,671.

As of September 30, 2002 the Company's working capital position increased $6,649,515 from a negative $7,849,143 at December 31, 2001 to a negative $1,190,608, primarily as a result of the forgiveness of the acquisition debt on May 20, 2002.

Classic Care Pharmacy Spinoff
-----------------------------

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

As a result of the termination of Classics Care's Medi-Cal License and with Classic Care discontinuing its services of providing pharmaceuticals to individuals in long-term assisted living facilities effective May 20, 2002, moving forward on a spin-off did not have a business basis and the plan was cancelled.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a net working deficit of $799,451 for the nine months ended September 30, 2002. Additionally, the Company must raise additional capital to meet its working capital needs subsequent to the spin-off of Classic Care. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Subsequent Events
-----------------

In October 2002, the Kaire Holding tendered an offer to purchase a retail pharmacy located in Southern California. The purchase price of $175,000 will be allocated as follows: $75,000 for inventory and $100,000 for other tangible assets plus trade name. In connection with this acquisition, the Company will issue short-term notes payable aggregating to $110,000. The Company has made a deposit of $32,399 toward the purchase of this pharmacy.

In November 2002, Kaire Holdings assigned its 40% interest in Stason Bio-Tech which was obtained from the transfer of its EZ Trac Lab operation to Stason, in exchange for the forgiveness of a $175,000 note owned Stason by Kaire.



                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS

Patent  Claim

An individual filed a complaint against the Company alleging breach of contract and fraud and related business torts related to certain patents that the plaintiff transferred to the Company. The Company believes that the plaintiff's claims are without merit. The Company has reached a settlement with the plaintiff calling for a payment of $30,000 in restricted shares of the Kaire's common stock, with registration rights. The Settlement has not been effectuated pending the finalization of the time line.


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

Subsequently Kaire lost an administrative appeal held by the DHS. As a result of losing the appeal, the Superior Court of California could not longer enforce the TRO and Kaire's Medi-Cal license was terminated. However the Superior Court Judge in its ruling felt that the DHS did not show adequate cause and recommended that Kaire seek a rit of mandamus. Kaire is currently weighing its options.

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

In September 2002 the Company issued 30,000,000 shares of common stock for professional services valued at $60,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

None

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


                               KAIRE HOLDINGS INCORPORATED.
                               ----------------------------
                                      (Registrant)



Date:  November 19, 2002       By:  /s/Steven  R. Westlund
                                    ----------------------
                                       Steven Westlund
                                       Chief Executive Officer, Chairman

CEO CERTIFICATION

I, Steven Westlund, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Kaire Holdings Incorporated,

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

                                    /s/   Steven Westlund
                                    -----------------------------------
                                    Steven Westlund
                                    Chief Executive Officer

CFO CERTIFICATION


I, Steven Westlund, certify that:

     1. I have reviewed this Quarterly report on Form 10-Q of Kaire Holdings Incorporated,

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

                                    /s/  Steven Westlund
                                    ---------------------------------------
                                    Steven Westlund
                                    Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Kaire Holdings, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel G. Rubenstein, Managing Director of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                              /s/ Steven Westlund
                              _____________________________
                              Steven Westlund
                              Chief Financial Officer
                              November 19, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Kaire Holdings, Inc(the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                              /s/ Steven Westlund
                              _____________________________
                              Steven Westlund
                              Chief Executive Officer
                              November 19, 2002