Form 10QSB/A
period 2002-09-30
KAIRE HOLDINGS INC
filed 2002-12-09
CIK 822997

FORM 10-QSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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
                                                                 ====================  ===================


                                          KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)


                                                     Three months ended September 30,        Nine months ended September 30,
                                                        2002                2001                2002               2001
                                                  -----------------  -------------------  ----------------  -------------------
NET REVENUES                                      $        480,693   $          461,571   $     1,615,279   $        1,091,923

COST OF GOODS SOLD                                         372,687              410,798         1,544,564              960,892
                                                  -----------------  -------------------  ----------------  -------------------

GROSS PROFIT                                               108,006               50,773            70,715              131,031
                                                  -----------------  -------------------  ----------------  -------------------

OPERATING EXPENSES
  Depreciation and amortization                             22,056              240,028            60,160              365,912
  General and administrative                               140,101              897,467           563,741            1,141,123
  Rent                                                      28,302               15,701            66,376               58,081
  Salaries                                                  83,377              212,671           278,252              566,750
  Selling expense                                            1,281                7,460             7,284               39,616
                                                  -----------------  -------------------  ----------------  -------------------

                                                           275,117            1,374,327           975,813            2,171,482
                                                  -----------------  -------------------  ----------------  -------------------

LOSS FROM OPERATIONS                                      (167,111)          (1,323,554)         (905,098)          (2,040,451)
                                                  -----------------  -------------------  ----------------  -------------------

OTHER INCOME (EXPENSES)
  Interest expense                                          (3,129)               1,916           (73,134)             (31,533)
  Non-cash miscellaneous income                             18,258                    -            25,599                    -
  Shareholder fees                                          (6,900)              25,776           (57,420)                   -
                                                  -----------------  -------------------  ----------------  -------------------
                                                             8,229               27,692          (104,955)             (31,533)
                                                  -----------------  -------------------  ----------------  -------------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
 TAXES                                                    (158,882)          (1,295,862)       (1,010,053)          (2,071,984)
                                                  -----------------  -------------------  ----------------  -------------------

PROVISION FOR INCOME TAXES                                  (1,267)                (800)           (3,315)              (1,200)
                                                  -----------------  -------------------  ----------------  -------------------

LOSS FROM CONTINUING OPERATIONS                           (160,149)          (1,296,662)       (1,013,368)          (2,073,184)
                                                  -----------------  -------------------  ----------------  -------------------

DISCONTINUED OPERATIONS
  INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED
    SEGMENT, NET OF INCOME TAX EXPENSE OF $0
    IN 2002 AND 2001                                       (25,391)             200,809           624,917              493,746

  ESTIMATED LOSS ON DISPOSAL OF BUSINESS SEGMENT,
    INCLUDING PROVISION OF $400,000 FOR OPERATING
    LOSSES DURING PHASE-OUT PERIOD, LESS APPLICABLE
    INCOME TAXES OF $0                                           -                    -          (400,000)                   -
                                                  -----------------  -------------------  ----------------  -------------------

NET INCOME                                                (185,540)          (1,095,853)         (788,451)          (1,579,438)
                                                  =================  ===================  ================  ===================

(LOSS) EARNINGS PER WEIGHTED AVERAGE SHARE OF
  COMMON STOCK OUTSTANDING
    FROM CONTINUING OPERATIONS                    $         (0.000)  $           (0.009)  $        (0.003)  $           (0.018)
    FROM DISCONTINUED OPERATIONS                            (0.000)               0.001             0.001                0.004
                                                  -----------------  -------------------  ----------------  -------------------
      TOTAL LOSS PER SHARE                        $         (0.001)  $           (0.008)  $        (0.002)  $           (0.014)
                                                  =================  ===================  ================  ===================

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC
AND DILUTED                                            342,348,482          142,595,839       361,827,811          115,928,137
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

SG&A expense decreased to $253,061 from $1,134,299 for the three months period ended September 30, 2002 versus September 30, 2001 and decreased to $915,653 from $1,805,570 for the nine months period ended September 30, 2002 versus September 30, 2001. The decrease in SG&A was due to the reduction in operations resulting from the termination of the Medi-Cal license.

Interest expense for operations for the three and nine month period ended September 30, 2002 was $3,129 compared to ($1,916) for the comparable three month period prior year and $73,134 compared to $31,533 for the comparable nine month period prior year. The increase resulted from late changes due to suppliers.

No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through September 30, 2002, the Company incurred net operating losses for tax purposes of approximately $788,451. The net operating loss carry forward may be used to reduce taxable income through the year 2013. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.

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