Form 10KSB
period 2002-12-31
KAIRE HOLDINGS INC
filed 2003-04-15
CIK 822997

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ________

                         Commission file number 0-21384
                                                -------

                           KAIRE HOLDINGS INCORPORATED
                           ---------------------------
                 (Name of small business issuer in its charter)


Delaware                                      8980                     13-3367421
--------------------------------  -----------------------------  ----------------------

(State or other jurisdiction of   (Primary Standard Industrial   (I.R.S. employer
incorporation or organization)    Classification Code Number)    identification number)


8135 Cylbourne Avenue, Sun Valley, CA                                  91352
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

The issuer had revenues of $1,891,003 for the fiscal year ended December 31, 2002.

The aggregate market value of the voting stock held by non-affiliates on December 31, 2002 was approximately $ 389,464 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of December 31, 2002, 432,738,198 shares of the issuer's Common Stock were outstanding. As of December
31, 2002, 432,738,198 shares of the issuer's Common Stock were outstanding.   As
of April 11, 2002, 883,484,863 shares of the issuer's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format     Yes     No  X
                                                      ---    ---

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business

In 2003, Kaire Holdings, Inc., ('Kaire" or 'the Company") has two lines of businesses; the existing pharmacy line of business is focused on developing and marketing essential support programs and services that target a defined healthcare segment (e.g., individuals affected by the HIV virus and long-tern care facilities), and the employer services markets through its acquisition of EntreMetrix, Inc., in March 2003. Each of the programs and services provided by KAIRE or its subsidiaries are developed to meet a specific need of our target markets.

Health Care programs include the "Health Advocate Program" which provides specialized pharmacy services for patients and administrators of board and care facilities, and HIV patients being treated with anti-viral medication therapies. Health Advocate Programs utilize specialized medication packaging that improves patient medication compliance in HIV and board and care patients, patient med-sheets that include drug information and dispensing charts that track patient reactions. All Health Advocate Programs manage patient insurance claims through a wide variety of health care providers as well as facilitating communication between patients and their health care professionals.

In March 2003, we acquired a privately-held company, EnterMetrix, Inc. that provides administrative employer and financial support services to small business throughout the country. EnterMetix, Inc., provides services to companies in the medical, life science, and technology industries. EntreMetrix, Inc., develops and provides outsourced Human Resources ("HR") and financial staffing support services specifically designed for health care staffing providers and other diversified health services providers.

History

KAIRE is a Delaware corporation, formed in 1986, and headquartered in Sun Valley, California.

From 1986 through 1989, Kaire was primarily engaged in the research, discovery, and development of technologies allowing for the precise measurement of blood flow in laboratory tests using non-radioactive contrast media. We also developed a technology for the selective entrapment or sequestration of fat from the food in the gastrointestinal track

We began commercial operations in 1990 with the direct marketing of colored microsphere products and laboratory services through its newly formed EZ-Trac subsidiary. Targeted markets for our services included research laboratories, hospitals, universities, and other facilities engaged in blood flow studies. We also introduced a weight loss product based on its fat inhibitor concept, which it marketed directly to doctors and weight loss clinics through a newly formed subsidiary, Effective Health, Inc.

In 1995, having achieved only marginal success marketing the weight loss product, we licensed the fat inhibitor technology to a marketing group in southern California, which enabled us to concentrate fully on our EZ-Trac businessBy the end of 1998 it had become clear that EZ-Trac could not effectively compete against the larger established competitors or convince users of the radioactive products to switch. We made the decision to develop products for the larger consumer driven markets with more opportunity for us. However, we continued to market EZ-Trac products and services through May 2000

In January 1999, we had developed a new strategic plan, which would moved us away from further attempts to commercialize core medical technologies and toward the development and marketing of health oriented consumer driven products and services through e-commerce and conventional distribution channels.

In May of 1999, we implemented the first phase of this new business strategy when we began marketing a range of health oriented consumer products through our newly developed VitaPlanet.com e-commerce Internet site.

In November 1999, we implemented the next phase of our new business strategy with the introduction of YesRx.com, an online drug store and pharmacy providing specialized pharmacy services, over-the-counter products, and nutrition and personal care products supported by comprehensive health information to targeted segments of the senior health care market.

In February 2000, we announced the formation of a strategic business relationship with Stason Pharmaceuticals Inc, (STASON USA), the United States division of Taiwan based Standard Chemicals, Incorporated. STASON USA is licensed by the Food and Drug Administration to manufacture pharmaceutical drugs as well as various over the counter health oriented consumer products. STASON USA is also a contract developer of experimental drugs for pharmaceutical companies and research facilities and operated from a 37,000 square foot facility in Irvine California facility.

According to the agreement, STASON USA and us formed STASON Biotech, Inc., ("Stason Biotech") a new entity consisting of EZ-Trac and STASON USA's laboratory businesses. We owned 40% of STASON Biotech while STASON USA owned the balance of equity, and Stason, USA was responsible for its daily operations. STASON Biotech engaged in the research and development of compounds and testing measures for the treatment of pathogenic viral infections and other medical applications related to solid form prescription drug formation as well as providing contract research and development services to manufacturers of pharmaceutical drugs STASON Biotech was formed in May 2000 and the move and integration of EZ-Trac to Stason Biotech completed in by the end of 2000. All operational and management decisions were made by Stason, USA. In November 2002, at the benefit of both parties, we transferred our 40% interest in Stason Biotech in exchange for a $175,000 note payable we owed Stason USA. This transaction ended our relationship with Stason, USA.

In June of 2000, with the Dot-com industry appearing unstable, we felt that building a fulfillment center for YesRx.com and its e-commerce initiatives was not prudent. Therefore, we acquired Classic Care, Inc dba Classic Care Pharmacy) instead. Classic Care Pharmacy had established itself as a rapidly growing provider of specialized pharmacy services to bed and board facilities throughout Southern California. In acquiring Classic Care Pharmacy, we gained substantial revenues, increased the total number of patients served, and established a conventional distribution center for pharmacy operations that included fulfillment for YesRx.com's California business. The acquisition was made with a combination of cash and stock. The purchase price consisted of (i) cash, (ii) short-term promissory notes, and (iii) and the issuance of our common stock.
The existing Classic Care Pharmacy management was retained and continued to operate Classic Care Pharmacy

In October of 2000, we entered into debt financing agreement with a New York based firm calling for the issuing of convertible debentures. The proceeds of that financing were used to pay a portion of the cash required for the Classic Care, Inc acquisition. The terms of the financing agreement required that we register a number of shares for conversion of the debt under a Form SB2 with the Securities and Exchange Commission.

In January 2001, we introduced the YesRx HIV Health Advocate Program. The program was designed to improve medication compliance for HIV patients who were being treated with complex anti-viral medication therapies. The program contained several elements including specialized medication packaging, one on one patient counseling and comprehensive health and disease information and patient education. Initially, the program served the greater Los Angeles Latino community. Several months later the YesRx Health Advocate Program was designated as the primary provider of pharmacy services for the Center of Disease Studies program which was part of a Los Angeles Department of Health and Human Services study of HIV among transient populations.

In April 2001, we relocated the e-commerce components of YesRx.com website to the Yahoo.com e-commerce Shopping Mall, because it was more cost efficient. The existing YesRx.com web site would become the management and information center for the Health Advocate Programs.

In November 2001, we sought to restructure the schedule of remaining payments due Classic Care, Inc under the acquisition agreement due a dramatic fall in the price of our shares (along with the rest of the market). The original shareholders of Classic Care, Inc and us subsequently agreed to a plan, that involved a "Spin-Off" of Classic Care, Inc. Under the terms of the "Spin Off Agreement", we assigned approximately 54% of Classic Care, Inc back to the original shareholders of Classic Care, Inc., and we would retain approximately a

35% ownership interest. The remaining 11% was reserved for management and a Classic Care, Inc employee stock option plan. In consideration of this assignment, all outstanding promissory notes issued for the original purchase were deemed satisfied. A new 2 million dollar convertible note was to be issued in favor of the original Classic care, Inc shareholdersWe had the option of either paying the two million dollars, plus 4% interest in one year, or we could return a portion of its 35% equity back to the original Classic Care, Inc shareholders as full settlement of the note principal and any accrued interest.

On January 31, 2002, at the annual shareholder meeting, shareholders approved the "Spin Off Agreement" plan. After obtaining shareholder approval, we spent the next 4 months completing the tasks that were required to "Spin Off" Classic Care, Inc.

In May 2002, we were forced to abandon our plans to "Spin-Off" Classic Care Pharmacy due to a notice we received from State of California Department of Health Services ("DHS"), dated April 17, 2002. In this notice, we were informed by DHS that Medi-Cal was suspending our Medi-Cal license and was withholding 100% of our Medi-Cal payments. The DHS alleged that Classic Care had fulfilled prescriptions without proper authorization based on their investigation Upon review of the supporting documentation, our external and internal counsel believed that the facts presented by the Department of Health Services were inaccurate and that its position was unfounded.

The DHS had deactivated Classic Care Pharmacy medical provider number and withheld a significant amount of reimbursements due us by the time we were first notified of the action taken by DHS. This action devastated Classic Care Pharmacy's cash flow and made it impossible to pay the cost of medications that Classic Care Pharmacy had used to fill these customer orders which amounted to over $1.5 million dollars.

The action taken by the DHS, the mounting vendor payables, and the uncertainty over the final outcome of the legal proceedings, forced us to take immediate steps to insure that the patients who depended on Classic Care Pharmacy for their medications would receive them.

Ultimately, we had few choices but to sell Classic Care Pharmacy's long-term care facility business. We transferred that business, which amounted to approximately 80% of the total revenue, back to the original Classic Care, Inc shareholders in exchange for a release from repaying any outstanding payments and promissory notes related to that acquisition. We retained approximately 20% of the overall business, which primarily was the Health Advocate Program,

SUBSEQUENT EVENTS

Acquisition of Sespe Pharmacy
-----------------------------

On January 26, 2003, our subsidiary, Effective Health, Inc., announced that it had acquired all the tangible and intangible assets of Sespe Pharmacy, which is located in the Sespe Medical Clinic, in Fillmore, California. The Sespe Medical Clinic is operated by the Santa Paula Community Hospital. Sespe Pharmacy is a growing business dispensing on average 75 retail prescriptions per day. The proximity to the medical clinic provides a steady stream of new patients to the pharmacy and we plan on building on the existing base of repeat customers. We purchased the pharmacy for $181,000, payable in a combination of cash and short-term promissory notes. Currently, we estimate goodwill to be approximately $100,000, which may be adjusted based on further financial analysis.

Effective Health, Inc and Sespe Pharmacy serve as our base of pharmacy operations. Since acquiring Sespe Pharmacy, we have resumed our board and care marketing efforts, which has resulted in a number of new facilities becoming customers of our specialized pharmacy service programs. Pharmacy staff includes the manager of pharmacy operations/pharmacist in charge, pharmacy technician, retail sales clerk, pharmacy sales manger (board & care facilities), and billing and delivery personnel.

Closing of Classic Care Pharmacy
--------------------------------

On February 17, 2003, we ceased all operations at Classic Care Pharmacy and dissolved Classic Care, IncThe loss of the medical provider number combined with the lower margin business that remained after the sale of the Medi-Care and Medi-Cal business we could not support ongoing operations and pay the remaining vendor debt; despite significant efforts to keep Classic Care up and running.
In addition, we had very limited working capital available to support ongoing operations at Classic Care or pay vendor debt and no reasonable expectation that we could raise additional working capital for this business unit.

New  Operating  Lease  Agreement
--------------------------------

In January 2003, the Company entered into an operating lease agreement for a pharmacy in Fillmore, California. The pharmacy facility is approximately 835 square feet. Payments under the lease will be $1,170 per month, and will commence on January 26, 2003, and will continue through the initial lease term of five years. The Company has options to renew the lease for two five-year periods and to purchase the facility at its estimated fair market value at any time during the lease term.

Acquisition  of  Entremetrix,  Inc.
-----------------------------------

In March 2003, the Company through its subsidiary completed the acquisition of all the outstanding common shares of Entremetrix, Inc., a Nevada corporation, for $2,750,000. The agreed purchase price consists of (i)) a 4% convertible promissory note in the amount of $2.5 million due four years after closing (and payable in cash or in the Company's common stock at the option of the sellers), and (ii) the issuance of 250,000,000 shares of the Company's common stock having a market value of approximately $250,000.

Entremetrix is a Southern California-based company, and is a national provider of administrative employer and financial support services to small businesses primarily operating in the medical, life sciences and high-technology industries. Additionally, Entremetrix provides outsourced human resources and financial support staff. The acquisition will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values. The resulting goodwill from this transaction is currently estimated at $2,300,000. The goodwill estimate is preliminary, pending the results of an audit, and further financial analysis. For the year ended December 31, 2002, Entremetrix had sales of approximately $1,800,000 (unaudited) and net loss of approximately $112,000 (unaudited).

Conversion  of  Debentures  into  Common  Stock
-----------------------------------------------

On February 7, 2003, a holder of the Company's 8% convertible debentures elected to convert an aggregate of $1,776 principal amount of the debentures and $324 of related interest into 3,000,000 shares of the Company's common stock on March 21, 2003.

Issuance  of  Common  Stock  for  Services
------------------------------------------

During the period starting January 1, 2003 to April 4, 2003, the Company issued 57,746,665 shares of its common stock to various consultants in lieu of cash payments for services rendered. The aggregate value of services was $86,620.

In March 2003, the Company issued 140,000,000 shares of its common stock to various consultants in lieu of cash payments for services rendered. The aggregate value of services was $150,000.

Amendment  to  Certificate  of  Incorporation  to  Decrease Number of Authorized
--------------------------------------------------------------------------------
Shares
------

On March 28, 2003, the Company obtained a written consent of a majority of its shareholders to amend the Certificate of Incorporation to effect up to a one-for-200 reverse split of common stock. The exchange ratio is subject to the approval of the Board of Directors. The exchange ratio may range from one newly issued common share for each two outstanding shares of common stock to one newly issued share for each two hundred shares of common stock. The Amendment will have no effect on the par value of the common stock, which will remain at $0.001.

Product Liability Insurance

We carry no direct product liability insurance, relying instead on the coverage maintained by our distributors and manufacturing sources from whom we obtains product. There is no assurance that this insurance will adequately cover any liability claims brought against us. There also can be no assurance that we will be able to obtain our own liability insurance (should we seek to do so) on economically feasible terms. Our failure to maintain our own liability insurance could materially adversely affect our ability to sell our products in the future. Although no product liability claims have been brought against us to date, if there were any such claims brought against us, the cost of defending against such claims and any damages paid by us in connection with such claims could have a materially adverse impact upon us, including our financial position, results of operations and cash flows.

Competition

Retail and Specialized Pharmacy Services

There is significant competition among the retail independent and chain drug stores and pharmacies. Many of these retail competitors are larger, better-financed companies with greater resources. The majority of the larger companies compete for individual retail customers on the basis of price and convenience. Few offer the types of specialized programs and services that we do.

We believe that we can successfully compete against larger better-financed independent and chain drug stores by delivering high quality products and services to select market segments, rather than delivering high volume average service. However, this does preclude the possibility that the larger independent and chain stores will not introduce their own specialized programs that target similar market segments.

Patents, Licenses and Trademarks

     Not Applicable

Royalty Agreements

     Not Applicable

Government Regulations

     Specialized Pharmacy Services

All pharmacies, in every state are subject to the regulations of various federal agencies, including the United States Drug Enforcement Agency, and by various state agencies, which in our state is the California State Board of Pharmacy, and Department of Health Services. Presently, we are compliant with all federal and state regulations related to our businesses.

Employer Support Programs and Services

The market for outsourced employer support programs and services is not subject to federal or state regulations that affect pricing and business operations.

Research and Development Plan

     Not Applicable

Employees

We currently have 3 full-time corporate employees, 7 full time employees with Effective Health, Inc. (dba Sespe Pharmacy), and 7 full time employees with EntreMetrix, Inc.


ITEM 2.   DESCRIPTION  OF  PROPERTY

The Classic Care pharmacy was located at 1429 South Robertson Blvd, Los Angeles, CA and had a monthly lease payment of $4,500. The term of the lease was six
(6) years and the lease was to expire in March 2003. In December 2002, Classic Care Pharmacy vacated the facility. The Company obtained a lease severance effective December 4, 2002. All of the equipment, office equipment and furniture was taken out of service and stored in a warehouse/office leased by the Company.

In June of 2002, we leased a 7,334-square-foot building located at 8135 Clybourne Ave, Sun Valley, CA 91352, to serve as our corporate headquarters and storage facility. The lease is for a period of two years, ending June 2004, with monthly lease payments of $3,420.00.

ITEM 3.   LEGAL  PROCEEDINGS

Patent  Claim
-------------

An individual filed a complaint against us alleging breach of contract and fraud and related business torts related to certain patents that the plaintiff transferred to us. We believe that the plaintiff's claims are without merit. Although we reached a tentative settlement in this matter, the Plaintiff has failed to execute the settlement and the case was dismissed.

Department of Health Services - Medi-Cal Action Against Classic Care Pharmacy
-----------------------------------------------------------------------------

On April 17, 2002 the Department of Health Services ("DHS") notified the management of Classic Care Pharmacy that the Medi-Cal Program intended to withhold 100% of payments and temporarily suspend and deactivate the Classic Care Pharmacy Medi-Cal provider number.

The Department of Health Services ("DHS") took this action after having reviewed the prescriptions on record at Classic Care Pharmacy. The DHS stated that they had reviewed thirty-two prescriptions, and that two of the ten prescribing physicians had denied treating the patients and writing the prescriptions. The DHS cited Classic Care Pharmacy for violations of CCR, Title 22, Sec.51476.1,
(a) and 51476.1(a)(2), which states that written prescriptions must contain the name of the prescribing physician and their provider number. Based on its findings the DHS and the Medical Program concluded that Classic Care Pharmacy might have intentionally committed fraud.

Classic Care management retained outside counsel shortly after receiving the DHS notice to review the Department of Health Services findings. After reviewing the supporting DHS material, outside counsel informed Classic Care management that it believed the facts presented by the DHS were inaccurate and that its position was unfounded. Classic Care management and its principle shareholders obtained written affidavits from most of the physicians whose prescriptions had been reviewed by the DHS confirming that they had treated the patients and did prescribe the medications.

On April 29, 2002, outside counsel contacted the DHS to discuss its findings and present the documentation supporting their position. DHS informed outside counsel that they would have to follow the standard appeal process, which normally requires two or more months to complete. Classic Care Pharmacy instructed outside counsel to seek an ex parte temporary restraining order against the DHS for their failure to show cause regarding their actions. On May 8, 2002, in the Superior Court for the state of California, the Court granted

Classic Care's ex parte request issuing a preliminary injunction against the DHS and reinstated Classic Care Pharmacy's medical provider number. The Court set May 24, 2002 as the date for the DHS to show cause. On May 24, 2002, the DHS was still not prepared to show cause. The court granted a 30-day extension.

The Classic Care, Inc and Classic Care Pharmacy administrative appeal failed. Once the appeal took place the Superior court could no longer uphold our lack for due process claim and the DHS canceled Classic Care Pharmacy's medical provider number. The justice department has not taken any further action against Classic Care Pharmacy.

Except as otherwise specifically indicated above, we believe that we do not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 2002.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Annual Shareholder meeting was held on January 31, 2002. Shareholder approval was received on the following proposals:

     1. To re-elect the Board of Director to hold office until the next Annual Meeting of Stockholders or until a successor is elected; and

     2. To approve the action of the Board request of increasing the stock authorized to nine hundred million (900,000,000) shares.

     3. To approve the appointment of Pohl, McNabola, Berg & Company LLP as auditors for Kaire Holdings Incorporated.

     4. To approve the spin-off of Classic Care Pharmacy as a separate public company.

On March 28, 2003, a preliminary 14C informational proxy was filed with the Securities and Exchange Commission in lieu of a special meeting of the shareholders, notice was hereby given that the following actions will be taken pursuant to the written consent of a majority of our shareholders. The following actions will be effective on or about May 5, 2003:

     1. amendment of our certificate of incorporation to provide for a stock combination (reverse split) of the Common Stock in an exchange ratio to be approved by the Board, ranging from one newly issued share for each two outstanding shares of Common Stock to one newly issued share for each two hundred outstanding shares of Common Stock.

     2 the ratification of the appointment of Pohl, McNabola & Berg, LLP as our independent accountants for the current fiscal year.

The Securities exchange commission currently reviewing the preliminary proxy.

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

     2000        LOW   HIGH
==============  =====  =====

First Quarter     .11   1.00
==============  =====  =====
Second Quarter    .16    .60
--------------  -----  -----
Third Quarter     .13    .22
--------------  -----  -----
Fourth Quarter  .0625    .30
--------------  -----  -----

--------------  -----  -----
    2001        LOW    HIGH
==============  =====  =====
First Quarter     .06    .19
--------------  -----  -----
Second Quarter    .01    .06
--------------  -----  -----
Third Quarter     .01    .02
--------------  -----  -----
Fourth Quarter   .004   .045
--------------  -----  -----

--------------  -----  -----
    2002        LOW    HIGH
--------------  -----  -----
First Quarter    .002  .0075
==============  =====  =====
Second Quarter  .0016  .0073
--------------  -----  -----
Third Quarter    .001  .0035
--------------  -----  -----
Fourth Quarter  .0008  .0025
--------------  -----  -----


To date, the Company has not declared or paid dividends on its Common Stock.

As of December 31, 2002, there were approximately 752 shareholders of record (in street name) of the company's Common Stock.

Sale  of  Unregistered  Stock
-----------------------------

During the fiscal year ended December 31, 2002, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows: (1) 70,727,127 shares of common stock were issued for conversion of $138,000 of principal and $13,969 of interest incurred on these convertible notes payable, (2) 84,970,000 shares of common stock were issued for consulting and professional fees valued at $253,305.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

We recognize revenue at the time the product is shipped to the customer or when services are rendered. Outbound shipping and handling charges are included in net sales.

Net client revenue represents the estimated net realizable amounts from clients, third-party payors and others for sale of products or services rendered. For revenue recognition, revenue is recorded when the prescription is filled or when services are performed. A significant portion of revenue is from federal and state reimbursement programs.

Contractual adjustments represent the difference between Classic Care Pharmacy's established billing rate for covered products and services and amounts reimbursed by third-party payors, pursuant to reimbursement agreements.

Plan of Operation

Our plan of operation is to: (1) expand the scope and range of existing programs, and (2) accelerate our growth through the acquisition of select strategic competitors that increase our existing revenues, expand the market share of our programs, and open new channels of revenue and opportunity.

Short Terms Goals


     -    Complete  the  re-capitalization  of  Kaire.
     -    Achieve  full  integration  of  recent  acquisitions
     -    Continue  marketing  efforts  to  build  revenue.

     -    Redeem  the  outstanding  convertible  debentures.
     -    Develop  next  generation  of  support  and  benefit  programs.

Long Term Goals

     -    Introduce  next  generation  programs  and  services.
     - Establish internet based national program support and information network
     -    Integrate  next  generation  support  and  benefit  programs.

In our opinion, sufficient working capital will be available from internal operations and from outside sources during the next twelve months thereby enabling us to meet our obligations and commitments as they become payable. Historically, we have been successful in our efforts to secure working capital from private placements of common stock securities, bank debt, loans from private investors and the exercise of warrants for common stock. In addition, we have significantly trimmed down our operations and made two key acquisitions in 2003, which should assist in providing cash for operations.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
---------------------------------------------------------------------

Net revenue from continuing operations for the year ended December 31, 2002 was $1,891,003 as compared to $1,256,593 for the same period in 2001, or an increase of $634,410. The increase in net revenues was attributable to an increase in the Health Advocacy Program ("HAP") revenues from the previous year. The HAP was started in January 2001, and we achieved significant growth in 2002. We also had a minor increase in sales to a hospice facility.

Gross profit for the year ended December 31, 2002 was $294,044 as compared to $152,048 for the same period in 2001, or an increase of $141,996. The gross profit percentage of 15% for the period ended December 31, 2002 increased from 12% for the same period in the prior year. The increase was attributable to the HAP margins being greater than the prior year.

Operating expenses for the period ending December 31, 2002 were $3,158,694 as compared to $3,033,332 for the same period in 2001, or an increase of $125,362. The operating expenses for the year ending 2002 includes a one-time charge of $1,461,538 for the impairment of goodwill resulting from the Classic Care acquisition. All other operating expenses decreased in aggregate by $1,336,176 from the same period prior year. The decrease in expenses was mostly attributable to the transfer of the Classic Care long term care business plus expense reductions in other areas, which are as follows: 1)) Salaries decreased $533,669, 2) General administration decreased $296,068, 3) Depreciation expense decreased $480,997 and Selling expenses decreased $33,474 offset by an increase in rent of $8,032.

Interest expense was $284,234 for the year ended December 31, 2002 as compared to $316,829 for the same period in 2001, or a decrease of $32,595. The interest expense decrease in 2002 was primarily a result of the principal repayment of convertible notes.

During 2002, we incurred a loss on our investments in private companies of $25,000, which was primarily due the investee not being able to obtain additional capital for working capital needs. In 2002 we had a net non-operating other income of $256,785, and the previous year we had no net non-operating other income. The increase of $256,785 was mainly attributable to miscellaneous income of $86,899, and a net gain due to the settlement on our note payable of $169,886.

No deferred income tax benefit was recognized for Federal and State income tax since we have incurred significant net operating losses. We recorded a valuation allowance against our deferred tax assets primarily due the substantial doubt regarding recoverability of tax benefits resulting from net operating loss carry forwards.

The net loss for Kaire increased 49% for the year ending December 31, 2002 to $3,587,811 from $2,401,210 for the year ending December 31, 2001. The increase in net loss was principally due to the costs incurred from the transfer of the of Classic Care Pharmacy's long-term care business and charge for the impairment of goodwill.

LIQUIDITY AND CAPITAL LOSSES

Net cash generated by (used) in operating activities for the year ended December 31, 2002 and 2001 was $203,181 and ($1,216,159), respectively. The decrease in cash used from operating activities in the year ended December 31, 2002 versus 2001 of $1,012,978 was principally due to reduced operations resulting from the transfer of the Classic Care Pharmacy's board-and-care facilities business.

Net cash used in investing activities for the year ended December 31, 2002 and
2001 was $33,585 and $3,916 respectively, reflecting a change of $29,669.   This
change is due to purchases of equipment and leasehold improvements at our new office during the year ended December 31, 2002 as compared to the same period prior year.

Net cash generated by (used in) financing activities was $(211,947) and $971,009 for the year ended December 31, 2002 and 2001, respectively, reflecting a decrease of $(1,182,956). This decrease was principally due to decrease in financing activities in 2002 versus 2001. In 2001 we received $1,200,000 in proceeds from debt financings.

On December 31, 2002 the Company had assets of $285,182 compared to $11,528,505 on December 31, 2001. The Company had a total stockholder's (deficit) equity of $(2,138,446) on December 31, 2002 compared to equity of $1,044,091 on December 31, 2001, a decrease of $3,182,537. The decrease in stockholders' equity for the year ended December 31, 2002 was the result of the dissolution of Classic Care Pharmacy. As of December 31, 2002 the Company's working capital position increased by $5,431,041 from a working capital deficit of $7,596,792 at December 31, 2001 to a working capital deficit of $2,165,751 at December 31, 2002. This result was attributed primarily to the settlement agreement reached with the original shareholders of Classic Care Pharmacy and the partial principal repayment of our note payables.

With the closing of Classic Care, our on going revenues may be insufficient to cover the cost of revenues and operating expenses. Therefore, we may be dependent on private placements of our common stock and issuance of convertible notes in order to sustain operations. In addition, there can be no assurances that the proceeds from private or other capital will continue to be available, or that revenues will increase to meet our cash needs, or that a sufficient amount of our common stock or other securities can or will be sold or that any common stock purchase options/warrants will be exercised to fund our operating needs.

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs. To help in that matter we have reduced operating expenses and has taken the following steps in 2003:

     1. On January 26, 2003, our subsidiary Effective Health, Inc., announced that it had acquired all the assets of Sespe Pharmacy, which is located in the Sespe Medical Clinic, in Sespe, California. Sespe Pharmacy is a growing business dispensing on average 75 retail prescriptions per day and will be the base for growing another long term care business.

     2. On February 17, 2003, we ceased operations at Classic Care Pharmacy and dissolved Classic Care, Inc.

     3. In March 2003, the Company through its subsidiary completed the acquisition of all the outstanding common shares of Entremetrix, Inc., ("EntreMetrix') a Southern California-based company. EntreMetrix is a national provider of administrative employer and financial support services to small businesses primarily operating in the medical, life sciences and high-technology industries.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, we have experienced net losses of $3,587,811 and $2,401,210 for the years ended December 31, 2002 and 2001, respectively. We have also had a net working capital deficit of $2,165,751 and $7,596,792 for the years ended December 31, 2002 and 2001 respectively. These factors raise substantial doubt about our ability to continue as a going concern. Management has focused their efforts on the acquisition of operations that not only operate profitably, but in a positive cash flow structure. Subsequent to year end the Company has acquired two existing operations that fit the profile outlined. This combined with our current negotiations to settle the existing convertible debt; management believes these efforts will result in the Company's ability to meet current and future obligations. However, if these steps do not produce the required funds and Kaire is unable to obtain additional funding in the future, it may be forced to curtail or terminate operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

We have previously relied on equity financing sources and debt offerings to fund operations. Our reliance on equity and debt financing will continue, and we will continue to seek strategic acquisitions.

ITEM 7.   FINANCIAL STATEMENTS

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Company's current officers and directors consist of the following persons:

------------------  ---  ----------------  -----
NAME                AGE       OFFICE       SINCE
------------------  ---  ----------------  -----

Steven R. Westlund   58  Chairman and CEO   1995
------------------  ---  ----------------  -----

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

ITEM 10.  Executive Compensation

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended December 31, 2002 and 2001, respectively, to the Company's Chief Executive Officer, President and Chief Financial Officer during such period.

                           Summary Compensation Table

Executive Compensation:

Payouts               Annual Compensation                    Long Term Compensation Awards
----------  -------------------------------------  -------------------------------------------------
(a)          (b)     (c)     (d)         (e)           (f)          (g)        (h)          (i)
----------  -----  -------  ------  -------------  -----------  -----------  --------  -------------
Name        Year   Salary   Bonus   Other Annual   Restricted   Securities     LTIP      All Other
and                                 Compensation      Stock     Underlying   Payouts   Compensation
Principal                                ($)         Awards     Options/SA     ($)          ($)
Position                                               ($)         R (#)
----------  -----  -------  ------  -------------  -----------  -----------  --------  -------------

CEO          2002     100K                                           33,333
----------  -----  -------  ------  -------------  -----------  -----------  --------  -------------
President    2002     N/A
----------  -----  -------  ------  -------------  -----------  -----------  --------  -------------
CFO          2002     N.A
----------  -----  -------  ------  -------------  -----------  -----------  --------  -------------
Total:                100K
----------  -----  -------  ------  -------------  -----------  -----------  --------  -------------
Directors             100K
as a
Group
----------  -----  -------  ------  -------------  -----------  -----------  --------  -------------

Options/SAR  Grants  in  the  Last  Fiscal  Year

------------------  --------------------  -----------------------  -----------  ---------------
                    Number of Securities  % of Total Options/SARS
                         Underlying       Granted to Employees in  Exercise or
Name                Options/SARS Granted        Fiscal Year        Base Price   Expiration Date
------------------  --------------------  -----------------------  -----------  ---------------

Steven R. Westlund                     0
------------------  --------------------  -----------------------  -----------  ---------------
Owen M. Naccarato                      0
------------------  --------------------  -----------------------  -----------  ---------------
Mark L. Baum                           0
------------------  --------------------  -----------------------  -----------  ---------------


Employment Agreements
---------------------

Steve Westlund: On April 1, 2000, Mr. Westlund signed a three-year employment
--------------
agreement (attached hereto as Exhibit 10.36). The contract calls for Mr. Westlund to be paid a base salary of $8,333.33 per month for the first year of the term. Mr. Westlund's base salary shall increase 15 % per year for the second year and third years, respectively, per the agreement.

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

The Company has accrued amounts due under the above compensation agreement, which is $197,541 as of December 31, 2002

Owen Naccarato:  On April 1, 2000, Mr. Naccarato signed a three-year employment
---------------
agreement (attached hereto as Exhibit 10.37). The agreement calls for Mr. Naccarato to be paid a base salary of $ 7,250.00 per month for the first year of the term. Mr. Naccarato's base salary shall increase 15 % per year for the second year and third years, respectively, per the agreement.

Although Mr. Naccarato's Employment Agreement states that his salary is to be $7,250.00 per month, his actual pay has been $ 4,000.00 per month. Mr. Naccarato is entitled to be paid the balance of his monthly compensation in either cash or equity. Additionally, Mr. Naccarato has been granted an option to purchase up to 4.5 million shares of Kaire Common Stock over the next 5 years at an option price of 5 cents ($ 0.05) per share. To date, Mr. Naccarato has exercised 3,500,000 shares of the Company's Common Stock. Mr. Naccarato resigned as CFO effective December 31, 2001. He is still the outside general counsel for the company and provides other financial consulting services.

Mark Baum:  On April 1, 2000, Mr. Baum signed a three-year Consulting Agreement
----------
(attached hereto as Exhibit 10.35). The agreement calls for Mr. Baum to be paid a base salary of $ 6,250.00 per month for the first year of the term. Mr. Baum's base salary shall increase 15 % per year for the second year and third years, respectively, per the agreement.

Although Mr. Baum's Consulting Agreement stated that his salary was to be $6250.00 per month, his actual pay was $ 4,000.00 per month. Mr. Baum was entitled to be paid the balance of his monthly compensation in either cash or equity. Additionally, Mr. Baum had been granted an option to purchase up to 4.5 million shares of Kaire Common Stock over the next 5 years at an option price of 5 cents ($ 0.05) per share. To date, Mr. Baum has exercised 3,500,000 shares of the Company's Common Stock. Mr. Baum resigned as President effective December 31, 2001. The severance agreement resulted in no amounts being due to him as of December 31, 2002.

Compensation of Directors:

Directors receive no remuneration for their services as directors at this time. The Company offers disability insurance to all its employees and health insurance to certain employees. The Company has adopted no retirement, pension, profit sharing or other similar programs.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2002 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Name and Address              Shares Beneficially Owned (1)  Percent of  Class
----------------------------  -----------------------------  ------------------
Steven R. Westlund                             4,000,000(2)                  0%
8135 Clybourne Avenue
Sun Valley, CA   91352

Officers and directors as a                      4,000,000                 .01%
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

(2) Represents shares purchased of our common stock in an employment agreement, which options are currently exercisable.

ITEM 12.  Certain Relationships and Related Transaction

Profit Ventures, Inc.
---------------------

Mr. Joel Rubenstein is the Managing Director of Classic Care, and his spouse is a shareholder in the Company. Mr. Rubenstein is also a trustee of the Shagrila Trust, which is the parent company of Profit Ventures, Inc. In 2000, our subsidiary Classic Care entered into an agreement with Profit Ventures, Inc., to purchase products from Classic Care. Sales to Profit Ventures were $201,954 and $3,341,524 for 2002 and 2001, respectively. Sales to Profit represented ceased in April 2002. The amounts due from Profit Ventures, Inc. are included in amounts due from related parties in 2001.

Joel Rubenstein
---------------

Mr. Rubenstein did not receive a portion of his compensation for serving as the Managing Director of Classic Care. Mr. Rubenstein has $30,000 in compensation due from the Company for his services. The amount is included in the accrued liabilities as of December 31, 2002. In August 2002, Mr. Rubenstein resigned his position as managing director of Classic Care, Inc.

Mr. Rubenstein received advances from the Company totaling $26,000 and $3,500 in 2002 and 2001, respectively. In January 2002, Mr. Rubenstein advanced $150,000 to the Company, which was repaid by the Company. In February 2002, the Company advanced to Mr. Rubenstein $26,000, and the Company has received payments of $30,500 in 2002, which results in no amounts being due to or from Mr. Rubenstein as of December 31, 2002.

In 2001, Mr. Rubenstein repaid to the Company $43,000, and the balance of $4,500 was included in Receivable from Related Parties.

Steve  Oscherowitz:
-------------------

Note  Receivable

Mr. Steve Oscherowitz, a shareholder and the prior majority shareholder of Classic Care, has an agreement with our subsidiary Classic Care, under which he has loaned funds to and borrowed funds from the Company. In previous years, this individual has loaned to Classic Care funds to meet its short-term working capital needs. The Company advanced to this individual $338,540 during 2002, and he has repaid $749,704 in 2002. The terms of the loans allow us to request repayment on demand. The Company had a receivable from this individual of $411,164 as of December 31, 2001. The balance of the receivable account was paid in full on June 30, 2002.

Note  payable

At December 31, 2001, the Company has an unsecured note payable to Mr. Steve Oscherowitz, a shareholder and an original owner of Classic Care. The borrowing was due originally in October 2000, is now due on demand and bears an interest rate of 6% per annum. The outstanding balance on the note of $167,250 was paid on June 30, 2002 through the offset of a note receivable. As of December 31, 2002, there are no outstanding amounts due to or from Mr. Oscherowitz.

Mrs.  Sarit  Rubenstein
-----------------------

Note  Payable

At December 31, 2001, we had an unsecured note payable to Mrs. Sarit Rubenstein, a shareholder and an original owner of Classic Care. The loan was due originally in October 2000, and is now due on demand, and bore an interest rate of 6% per annum. The outstanding balance on the note was $82,750 as of December 31, 2001. This amount was classified as a Note Payable to Related Party. During fiscal year ended December 31, 2002, Classic Care, Inc. borrowed an additional $13,000, but repaid the balance due in May 2002.

In May 2002, the Company repaid the entire principal balance of $82,750 for the unsecured note payable, and the $13,000 we borrowed in April 2002. The accrued interest on the note payable was forgiven pursuant the sale agreement for the long-term care services business.

ITEM 13.  Exhibits, List and Reports in Form 8-K

     (a)  Exhibits

      3.    Articles of Incorporation and bylaws of the Company, as amended. (1)

      3.1   Amendment to the Articles of Incorporation dated November 25, 1997.

      3.2   Amendment to the Articles of Incorporation dated February 3, 1998.

      3.3   Amendment to the Articles of Incorporation dated January 31, 2002.

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

      10.38 Modification Agreement (Modifying Exhibit 10.32)(13)

      10.39 Final Stason U.S.A. Agreement (13)

      10.40 Amended Classic Care Purchase Agreement (13)

      10.41 Subscription document dated August 20, 2001. (14)

      10.42 Classic Care Workout (spin-off) Agreement (15)

      10.43 Amendment One to the Workout Agreement (15)

      22.1  Subsidiaries of the Company & See/Shell Biotechnology, Inc. (1)

      22.2 Subsidiaries of the Company & E-Z Trac, Inc.-Articles of Incorporation, Amendments and By-Laws. (1)

      22.3 Subsidiaries of the Company & Effective Health, Inc.-Articles of Incorporation, Amendments and By-Laws. (1)

      22.4 Subsidiaries of the Company & Venus Management, Inc. Certificate of Incorporation, Amendments and By-Laws. (Included in Exhibit 10.9.)

      23.1  Consent of Pohl, McNabola, Berg & Company LLP.

      25.   Subsidiaries of the Company. (4)

      99.1  Sarbanes - Oxley Certification

      99.2  Sarbanes - Oxley Certification

---------------
          (1) Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on August 7, 1990, and incorporated herein by reference.

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

          (15) Previously filed as an exhibit to the Company's Form 10-KSB filed for the period ended December 31, 2001.

     (b)  Reports on Form 8-K:

     1. Form 8-K dated June 7, 2002 reporting the sell its long term care business as a result of the action taken by the Department of Health Services in
1) withholding 100 percent of payments to Classic Care, and 2) temporarily suspending and deactivating Classic Care's Medi-Cal provider number.

     2. Form 8-K dated November 13, 2001 reporting the spin-off Classic Care Pharmacy as a separate public entity.

ITEM 14. CONTROLS AND PROCEDURES

CEO CERTIFICATION

I, Steven Westlund, certify that:

     1. I have reviewed this annual report on Form 10KSB of Kaire Holdings, Inc.,

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          Date:  April 15, 2003

                          /s/ Steven Westlund
                          ---------------------------
                          Steven Westlund
                          Chief Executive Officer

CFO CERTIFICATION


I, Steven Westlund, certify that:

     1. I have reviewed this annual report on Form 10KSB of Kaire Holdings, Inc.,

     2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          Date:  April 15, 2003

                          /s/ Steven Westlund
                          ---------------------------
                          Steven Westlund
                          Chief Financial Officer

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Kaire Holdings Incorporated

                         By:  /s/  Steven R. Westlund
                              ------------------------------------------
                              Steven R. Westlund Chief Executive Officer

                         Dated: April 15, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Steven R. Westlund                             April 15, 2003
----------------------------------------------
Steven R. Westlund Chief Executive Officer and
Director

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2002 AND 2001

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001




                                C O N T E N T S

                              -------------------

Report of Independent Certified Public Accountants       1

Consolidated Balance Sheets                          2 - 3

Consolidated Statements of Operations                    4

Consolidated Statements of Stockholders' Equity          5

Consolidated Statements of Cash Flows                6 - 8

Notes to Consolidated Financial Statements          9 - 40

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Kaire Holdings Incorporated

We have audited the accompanying consolidated balance sheets of Kaire Holdings Incorporated and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaire Holdings Incorporated and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises doubts about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Pohl, McNabola, Berg & Company LLP

Pohl, McNabola, Berg & Company LLP
San Francisco, CA
March 30, 2003

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001



                                    ASSETS


                                                                December 31, 2002   December 31, 2001
                                                                ------------------  ------------------
Current assets
  Cash and cash equivalents                                     $           20,356  $           62,707
  Accounts receivable (net of allowance for doubtful accounts
    of $45,000 and $0 in 2002 and 2001, respectively)                       22,267             157,399
  Other receivables                                                        156,782                   -
  Deposits                                                                  53,919               4,750
  Current assets - discontinued operations, net                              4,553           2,301,133
                                                                ------------------  ------------------

    Total current assets                                                   257,877           2,525,989
                                                                ------------------  ------------------
Other assets
  Property and Equipment, net of accumulated depreciation                   27,305              13,949
  Investment                                                                     -              30,028
  Goodwill, net                                                                  -           8,958,539
                                                                ------------------  ------------------

    Total other assets                                                      27,305           9,002,516
                                                                ------------------  ------------------
        Total assets                                            $          285,182  $       11,528,505
                                                                ==================  ==================

                                   (continued)



   The accompanying notes are an integral part of these financial statements.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                           BALANCE SHEETS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001




                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  December 31, 2002    December 31, 2001
                                                                 -------------------  -------------------
Current Liabilities
  Accounts payable and accrued expenses                                     754,876              520,195
  Income tax payable                                                          4,800                4,000
  Due to Stason Biotech                                                           -              175,000
  Note payable - acquisition                                                      -            7,419,881
  Payable to shareholders                                                    27,818                    -
  Liabilities of discontinued operations                                    757,868            1,531,533
  Convertible notes - current portion                                       878,266              472,172
                                                                 -------------------  -------------------
    Total current liabilities                                             2,423,628           10,122,781

Long term liabilities
  Convertible notes payable and debentures                                        -              361,633
                                                                 -------------------  -------------------

    Total long term liabilities                                                   -              361,633
                                                                 -------------------  -------------------

      Total liabilities                                                   2,423,628           10,484,414
                                                                 -------------------  -------------------

Stockholders' equity
  Common stock, $0.001 par value
    900,000,000 shares authorized; 432,738,198
    and 277,041,071 shares issued and outstanding, respectively             432,738              277,042
  Additional paid in capital                                             37,032,335           36,782,757
  Accumulated deficit                                                   (39,603,519)         (36,015,708)
                                                                 -------------------  -------------------
      Total stockholders' equity                                         (2,138,446)           1,044,091
                                                                 -------------------  -------------------

        Total liabilities and stockholders' equity               $          285,182   $       11,528,505
                                                                 ===================  ===================



   The accompanying notes are an integral part of these financial statements.

                          KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                              2002           2001
                                                          -------------  -------------
Net revenues                                              $  1,891,003   $  1,256,593
Cost of goods sold                                          (1,596,959)    (1,104,545)
                                                          -------------  -------------

    Gross profit                                               294,044        152,048
                                                          -------------  -------------

Operating expenses
  Salaries                                                     470,497      1,004,166
  Depreciation and amortization                                 98,960        579,957
  General and administrative                                 1,036,791      1,332,859
  Selling expense                                                7,323         40,797
  Rent                                                          83,585         75,553
  Impairment of goodwill                                     1,461,538              -
                                                          -------------  -------------

    Total operating expenses                                 3,158,694      3,033,332
                                                          -------------  -------------

Loss from operations                                        (2,864,650)    (2,881,284)
                                                          -------------  -------------

Other income (expenses)
  Interest expense                                            (284,234)      (316,829)
  Miscellaneous income                                          86,899              -
  Settlement of notes payable                                  169,886              -
  Shareholder fees                                                   -        (41,569)
  Gain (loss) on investment                                    (25,000)        (5,000)
                                                          -------------  -------------

    Total other income (expenses)                              (52,449)      (363,398)
                                                          -------------  -------------

Loss from continuing operations before income taxes         (2,917,099)    (3,244,682)

Provision for income taxes                                      (3,200)        (2,400)
                                                          -------------  -------------

Loss from continuing operations                             (2,920,299)    (3,247,082)
                                                          -------------  -------------

Discontinued operations
  Income (loss) from operations of discontinued segment
    (net of income tax expense of $0 in 2002 and 2001)        (459,015)       845,872

  Estimated loss on disposal of assets of discontinued
    segment (net of income tax expense of $0
    in 2002 and 2001)                                         (208,497)             -
                                                          -------------  -------------

Net Income                                                $ (3,587,811)  $ (2,401,210)
                                                          =============  =============
(Loss) earnings per weighted average share of
  common stock outstanding
    From continuing operations                            $     (0.008)  $     (0.028)
    From discontinued operations                                (0.002)         0.007
                                                          -------------  -------------
      Total loss per share                                $     (0.010)  $     (0.021)
                                                          =============  =============

Weighted-average shares outstanding - basic and diluted    361,827,811    115,928,137
                                                          =============  =============


   The accompanying notes are an integral part of these financial statements.

                                KAIRE HOLDINGS INCORPORATED
                                     AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                        Common Stock       Common stock    Additional
                                   ---------------------   Subscription     Paid-In      Accumulated
                                     Shares      Amount     Receivable      Capital        Deficit         Total

Balance, December 31, 2000         117,765,033  $117,765  $     (20,000)  $40,671,855   $(33,614,498)  $  7,155,122
                                   ===========  ========  ==============  ============  =============  =============
Issued for conversion
of notes payable                   126,680,856   126,681              -       865,972              -        992,653

Issued for convertible
note interest                        5,428,516     5,429              -        28,360              -         33,789

Issued for professional
services                               850,000     6,350              -        18,275              -         24,625

Conversion of stock options         16,650,000    11,150              -       126,853              -        138,003

Consulting expense recognized
in stock conversions                         -         -              -       790,475              -        790,475

Issued for officers' compensation    9,666,666     9,667              -       237,000              -        246,667

Recognition of deferred
compensation expense                         -         -              -       142,549              -        142,549

Stock subscriptions receivable               -         -         20,000             -              -         20,000

Adjustment for acquisition
of Classic Care                              -         -              -    (6,345,000)             -     (6,345,000)

Warrant issuance                             -         -              -       140,000              -        140,000

Bond discount                                -         -              -       106,418              -        106,418

Net loss                                     -         -              -             -     (2,401,210)    (2,401,210)
                                   -----------  --------  --------------  ------------  -------------  -------------

Balance, December 31, 2001         277,041,071   277,042              -    36,782,757    (36,015,708)     1,044,091
                                   ===========  ========  ==============  ============  =============  =============

Issued for conversion
of notes payable                    63,024,775    63,024              -        74,976              -        138,000

Issued for convertible                                                                                            -
note interest                        7,702,352     7,702              -         6,267              -         13,969

Issued for professional
Services                            84,970,000    84,970              -       168,335              -        253,305

Net loss                                     -         -              -             -     (3,587,811)    (3,587,811)
                                   -----------  --------  --------------  ------------  -------------  -------------
Balance, December 31, 2002         432,738,198   432,738              -    37,032,335    (39,603,519)    (2,138,446)
                                   ===========  ========  ==============  ============  =============  =============



   The accompanying notes are an integral part of these financial statements.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                            2002          2001
                                                                        ------------  ------------
Increase (decrease) in cash and cash equivalents
  Net income (loss)                                                     $(3,587,811)  $(2,401,210)
  Adjustments to reconcile net loss to net cash used
    in operating activities
      Depreciation and amortization                                          98,960        93,521
      Amortization of goodwill                                                    -       486,436
      Allowance for bad debts                                                45,000             -
      Reserve for other receivables                                         300,000             -
      Amortization of warrant and bond issuance discount                    182,461       128,417
      Common stock issued for professional services                         253,305       915,100
      Common stock issued for payment of interest                            13,969        33,789
      Common stock issued for other compensation                                  -        77,185
      Loss on disposal of assets                                                  -         3,392
      Loss on investment                                                     25,000         5,000
      (Income) loss from operations of discontinued operations              459,015      (845,872)
      Loss on disposition of assets of discontinued operations              208,497             -
      Change in net assets and liabilities of discontinued operations     1,128,586       507,999
      Gain on settlement of note payable                                   (169,886)            -
      Impairment of goodwill                                              1,461,538             -
      Other                                                                       -       (11,583)
      Non-cash other income                                                 (35,115)            -
                                                                        ------------  ------------

      Total adjustments to net income                                   $   383,519   $(1,007,826)
                                                                        ------------  ------------

Cash flow from operating activities:
  Changes in assets and liabilities
    Trade accounts receivable                                           $    90,132   $   (63,528)
    Deposits                                                                (49,169)            -
    Other receivables                                                      (456,782)            -
    Income and sales tax payable                                                800        (5,726)
    Accrued interest on convertible notes                                    42,533        74,524
    Accrued interest on notes payable - related parties                           -             -
    Accounts payable and accrued expenses                                   192,148      (213,603)
                                                                        ------------  ------------

        Cash flow generated by (used in) operating activities           $   203,181   $(1,216,159)
                                                                        ------------  ------------

                                   (continued)


   The accompanying notes are an integral part of these financial statements.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                 2002        2001
                                                              ----------  -----------
Cash flow from investing activities:
  Purchase of property, equipment and leaseholds              $ (33,585)  $   (3,916)
                                                              ----------  -----------

        Net cash generated by (used in) investing activities  $ (33,585)  $   (3,916)
                                                              ----------  -----------

Cash flow from financing activities:
  Proceeds from notes payable - shareholders                  $  45,318   $        -
  Payments on note payable - shareholders                       (17,500)           -
  Proceeds from notes payable - Classic Care shareholders       222,954            -
  Payments on notes payable - Classic Care shareholders        (396,290)    (226,119)
  Capital lease payments                                        (66,429)     (60,818)
  Common stock issued for options exercised                           -       38,003
  Subscriptions received                                              -       20,000
  Proceeds from convertible debenture                                 -    1,200,000
                                                              ----------  -----------

        Net cash generated by (used in) financing activities  $(211,947)  $  971,066
                                                              ----------  -----------

        Net (decrease) increase in cash
        and cash equivalents                                  $ (42,351)  $ (249,009)
                                                              ----------  -----------

        Cash and cash equivalents at beginning of year           62,707      311,716
                                                              ----------  -----------

        Cash and cash equivalents at end of year              $  20,356   $   62,707
                                                              ==========  ===========

                                   (continued)



   The accompanying notes are an integral part of these financial statements.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                     2002     2001
                                                    -------  -------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for
    Interest                                        $21,773  $26,957
                                                    =======  =======
    Income taxes                                    $ 3,200  $ 3,200
                                                    =======  =======


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During the year ended December 31, 2002, the Company entered into the following non-cash transactions:

          Issued 70,727,127 shares of common stock for conversion of $138,000 of notes payable, and $13,969 of accrued interest;

          Issued 84,9700,000 shares of common stock for conversion of conversion of stock options for consulting services valued at $253,305;

          In May 2002, the company transferred its long-term care services business to the previous shareholders of Classic Care, Inc., for a release from repaying amounts due them from the original acquisition and certain other liabilities:


              Goodwill                                             $ (7,497,001)
              Note receivable from Classic Care shareholders           (174,578)
              Note payable - acquisition                              7,419,881
              Other liabilities                                         251,698
                                                                   -------------
                  Net assets (liabilities) transferred             $          -
                                                                   =============


     During the year ended December 31, 2001, the Company entered into the following non-cash transactions:

          Issued 132,109,372 shares of common stock for conversion of $992,653 of notes payable, and $33,789 of accrued interest;

          Issued 850,000 shares of common stock for professional fees valued at $24,625;

          Issued 16,650,000 shares of common stock for conversion of conversion of stock options for consulting services valued at $890,475;

          Issued 9,666,666 shares of common stock for officers' compensation expense valued at $389,216.


   The accompanying notes are an integral part of these financial statements.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------

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

On May 20, 2002, the Company and the original Classic Care Shareholders reached an agreement to settle all amounts due them. This agreement resulted in the Company selling the long-term services business clients to the original Classic Care shareholders and relinquishing all rights in the long-term services business in return for a release from repaying the promissory notes and contingent payments resulting from the original acquisition. In December 2002, the Company was informed by the Department of Health Services ("DHS") that the Medi-Cal Program was taking the following actions against Classic Care: 1) withholding 100 percent of payment to Classic Care; and 2) temporarily suspending and deactivating Classic Care's Medi-Cal provider number. In January 2003, the Company's management decided to start the process of a voluntary dissolution of Classic Care.

In November 2002, the Company, through its subsidiary Effective Health, Inc., opened escrow to purchase all tangible and intangible assets of Sespe Pharmacy, a privately held company located in Fillmore, California. The asset acquisition was concluded on January 26, 2003.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
     ----------------------------------------------------------

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the accounts of Kaire and its wholly owned subsidiaries (collectively the "Company"). The Company's subsidiaries include See/Shell Biotechnology, Inc., Venus Management, Inc., EFFECTIVE Health, Inc. (dba Sespe Pharmacy), and Classic Care, Inc. (dba Classic Care Pharmacy). Intercompany accounts and transactions have been eliminated upon consolidation.


Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include valuation of goodwill, allowance for doubtful accounts and third-party contractual agreements, and the net realizable value of assets of discontinued operations.


Cash  and  Cash  Equivalents
----------------------------

For purpose of the statements of cash flows, cash equivalents include amounts invested in a money market account with a financial institution. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.


Concentration  of  Cash
-----------------------

The Company at times during the year maintained cash balances in excess of the federally insured limit of $100,000 per institution. There were no uninsured balances as of December 31, 2002 and 2001.


Revenue  Recognition
--------------------

The Company recognizes revenue at the time the product is shipped to the customer or services are rendered. Outbound shipping and handling charges are included in net sales.


Net  Client  Revenue
--------------------

Net client revenue represents the estimated net realizable amounts from clients, third-party payors and others for sale of products or services rendered. For revenue recognition, revenue is recorded when the prescription is filled or when services are performed. A significant portion of revenue is from federal and state reimbursement programs.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
     ----------------------------------------------------------

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


Inventory
---------

Inventory consists primarily of pharmaceuticals and health care products and is stated at the lower of cost or market on a first-in-first-out basis.


Property  and  Equipment
------------------------

Property and equipment are stated at cost. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. The Company uses other depreciation methods (generally accelerated) for tax purposes. Repairs and maintenance that do not extend the useful life of property and equipment are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and its accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income.

The estimated service lives of property and equipment are principally as follows:

               Leasehold improvements       3-7 years
               Computers and equipment      3-5 years
               Furniture & Fixtures         5-7 years
               Software                     3-5 years

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
     ----------------------------------------------------------

Goodwill
--------

The Company capitalizes as goodwill the excess acquisition costs over the fair value of net assets acquired, in connection with business acquisitions, which costs were being amortized on a straight-line method over 20 years. In 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other
Intangible Assets", and accordingly goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually. The carrying amount of goodwill will be reviewed periodically based on the undiscounted cash flows of the entities acquired over the remaining amortization period.

The carrying value of goodwill for Classic Care was deemed to be impaired as a result of the transfer of the long-term care pharmacy contracts back to the original shareholders of Classic Care operations in January 2003.


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

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

Stock-Based  Compensation
-------------------------

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

The Company determined that it will not change to the fair value method and will continue to use the implicit value based method for stock options issued to employees and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

The FASB released Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation addresses certain practice issues related to APB Opinion No.25. The provisions of this Interpretation shall be applied to new awards, exchanges of awards in business combinations, modifications to an outstanding award, and exchanges in grantee status that occur.


Comprehensive  Income  (Loss)
-----------------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the years ended December 31, 2002 and 2001, comprehensive loss is equivalent to the Company's net loss.


Long-Lived  Assets
------------------

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

Investments in corporate equity securities of privately held companies, in which the Company holds a less than 20% equity interest, are classified as long-term.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

Equity  Method  of  Accounting  for  Investments
------------------------------------------------

The equity method of accounting is used when the Company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities. Non-marketable investments in which the Company has less than 20 % interest and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment.


Advertising  Costs
------------------

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing costs for the years ended December 31, 2002 and 2001 were $30,437 and $25,644, respectively.


Reclassifications
-----------------

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.


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


Accounting  for  Derivative  Instruments  and  Hedging  Activities
------------------------------------------------------------------

The Financial Accounting Standard Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000, and has been adopted by the Company for the year ending December 31, 2000. SFAS No. 133 does not have a material impact on its financial position or results of operations, as the Company does not have any derivative instruments.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
     ----------------------------------------------------------

Accounting for Derivative Instruments and Hedging Activities (continued)
------------------------------------------------------------------------

The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective Date of FASB Statement No. 133," The statement is effective for periods beginning after June 1999 and amends paragraph 48 of SFAS No. 133 and supersedes paragraph 50 of SFAS No. 133. SFAS No. 137 does not have a material impact on its financial position or results of operations.

The Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133," The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 138 does not have a material impact on its financial position or results of operations.


Other  Accounting  Pronouncements
---------------------------------

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually in accordance with the provisions of FAS No. 142. FAS No. 142 will also require that intangible assets with definite lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will not continue to amortize goodwill existing at December 31, 2001, and will perform an annual test for goodwill impairment in accordance with SFAS No. 121. The Company adopted the standard starting January 1, 2002. The Company recorded an impairment charge in 2002 as a result of the impairment test (see Note 18).

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

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

Other  Accounting  Pronouncements  (continued)
----------------------------------------------

In August 2001, the FASB issued SFAFS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. The Company adopted SFAS No. 144 effective January 1, 2002.

On April 30, 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB 145 is issued. The Company has elected to adopt FASB 145, but it will not have a material effect on the December 31, 2002 financial statements.

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

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


2.   GOING  CONCERN
     --------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $3,587,811 and $2,401,210 for the years ended December 31, 2002 and 2001, respectively. The Company also had a net working deficit of $2,183,751 and $7,596,792 for the years ended December 31, 2002 and 2001 respectively. Additionally, the Company must raise additional capital to meet its working capital needs subsequent to the spin-off of Classic Care. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue its pharmacy operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions. In March 2003, the Company concluded the acquisition of EntreMetrix, Inc., a privately held employee services firm.



3.   INVESTMENTS
     -----------

Investments as of December 31, 2002 and 2001 consist of the following:



                                   2002    2001
                                   -----  -------
             Stason Biotech, Inc.  $   -  $ 5,028
             Ebility, Inc.             -   25,000
                                   -----  -------
                                   $   -  $30,028
                                   =====  =======

The investment in Stason Biotech, made during 2000, represents the Company's 40% share of earnings in this company for the year ended December 31, 2000 as recorded under the equity method of accounting. The investment in Ebility, made during 2000, is recorded under the cost method of accounting. Both investments were written off during 2002, due to the Company's inability to continue to finance their operations and the investees' inability to obtain additional capital.

The Company's investment in NetFame.Com, an Internet venture, was written off during 2001, due to NetFame.Com ceasing operations.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


3.   INVESTMENTS  (CONTINUED)
     ------------------------

At December 31, 2002, and 2001, "Investments" as shown on the Company's Balance Sheet consisted of the cost of an investment in Stason Biotech, Inc., in which the Company has a 40% interest. Prior to 2001, the Company's 40% ownership in this affiliate was recorded on the equity basis. In 2001, the Company concluded that it could no longer and did not exert any significant influence over Stason Biotech, Inc.'s operating and financial activities; therefore, the Company began accounting for this investment using the cost method effective January 1, 2001. The carrying value of this investment at December 31, 2001, was $5,028, which approximated the Company's pro rata share of Stason Biotech, Inc.'s underlying value. In 2002, the Company transferred all of its ownership percentage in Stason Biotech, Inc., for a release from repaying the note payable owed to Stason.

The Company wrote down its investments in private companies by $25,000 in 2002 and $5,000 in 2001, which is their estimated net realizable value due to deterioration in the investees' financial condition.



4.   ACCOUNTS  RECEIVABLE  -  TRADE
     ------------------------------

In 2002 and 2001, approximately 95% and 99% of net revenues of continuing operations were derived under federal, state and local third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any would not be material to the financial position, results of operations or cash flows of the Company.

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts. The Company bases this estimate on historical collection experience and a review of the current status of trade accounts receivable. The Company has an allowance of $45,000 for doubtful accounts as of December 31, 2002. The operations of Classic Care ceased in January 2003, and the DHS informed the Company in December 2002 that Medi-CAL was withholding a 100% of its payments and Classic Care's Medi-CAL license was being suspended. Accordingly, the Company has fully reserved the accounts receivable balance $800,967 as of December 31, 2002. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable attributable to Classic Care business is included in assets of discontinued operations, and accounts receivable attributable to discontinued operations are presented net of an allowance for doubtful accounts of $800,967 and $201,360 at December 31, 2002 and 2001, respectively.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


5.   INTANGIBLE  ASSETS
     ------------------

Intangible assets consist of the following at December 31:

                                      2002      2001
                                      -----  -----------
       Goodwill, acquisition of
        Classic Care, Inc.            $   -  $9,728,732

       Less Accumulated Amortization      -    (770,193)
                                      -----  -----------
                                      $   -  $8,958,539
                                      =====  ===========


Intangible assets consist of goodwill associated with the acquisition of Classic Care, Inc. The carrying value of goodwill was reduced by $7,497,001 to reflect the transfer of the long-term care services business. The Company recorded an impairment charge for goodwill of $1,461,538 in December 2002 due to the expected closure of Classic Care in 2003. Amortization expense for the period ended December 31, 2001, was $486,436.


6.   COMMON  STOCK  TRANSACTIONS
     ---------------------------

The common stock transactions during 2002 were as follows:

     - The Company converted $138,000 in 8% convertible notes payable into 63,024,775 shares of its common stock and $13,969 of related interest into 7,702,352 shares of its common stock.

     - The Company issued 30,000,000 shares of common stock, with a market value of $54,000, for consulting services provided to the Company.

     - The Company converted stock options issued to consultants into 54,970,000 shares of its common stock in a cashless conversion. The Company recorded consulting expense of $199,305.

The  common  stock  transactions  during  2001  were  as  follows:

     - The Company converted $992,653 in convertible notes payable into 126,680,856 shares of its common stock. The Company also converted $33,789 in convertible note interest into 5,428,516 shares of its common stock.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


6.   COMMON  STOCK  TRANSACTIONS  (CONTINUED)
     ----------------------------------------

     - The Company allowed three officers of the Company to exercise their stock options for 3,000,000 shares of common stock, in lieu of cash payments for services provided to the Company. Additionally, these three officers converted their stock options for 6,666,666 shares of common stock, and the Company recognized $389,216 in compensation expense.

     - The Company issued 850,000 shares of common stock, with a market value of $24,625, for consulting services provided to the Company.

     - The Company converted stock options into 16,650,000 shares of its common stock. The Company received $38,003 in cash and recorded consulting expense of $890,475.



7.   RELATED  PARTY  TRANSACTIONS
     ----------------------------

The following transactions occurred between the Company and certain related parties:

Profit  Ventures,  Inc.
-----------------------

Mr. Joel Rubenstein is the Managing Director of Classic Care, and his spouse is a shareholder in the Company. Mr. Rubenstein is also a trustee of the Shagrila Trust, which is the parent company of Profit Ventures, Inc. In 2000, Classic Care, entered into an agreement with Profit Ventures, Inc., to purchase products from Classic Care. Sales to Profit Ventures, Inc., were $201,954 and $3,341,524 for 2002 and 2001, respectively. Sales to Profit Ventures ceased in April 2002. The amounts due from Profit Ventures, Inc. are included in amounts due from related parties for 2001.


Joel  Rubenstein
----------------

Mr. Rubenstein did not receive a portion of his compensation for serving as the Managing Director of Classic Care. Mr. Rubenstein has $30,000 in compensation due from the Company for his services. The amount is included in the accrued liabilities as of December 31, 2002. In August 2002, Mr. Rubenstein resigned his position as managing director of Classic Care, Inc.

Mr. Rubenstein received advances from the Company totaling $26,000 and $3,500 in 2002 and 2001, respectively. In January 2002, Mr. Rubenstein advanced $150,000 to the Company, which was repaid by the Company. In February 2002, the Company advanced to Mr. Rubenstein $26,000, and the Company has received payments of $30,500 in, 2002, which results in no amounts being due to or from Mr. Rubenstein as of December 31, 2002.

In 2001, Mr. Rubenstein repaid to the Company $43,000, and the balance of $4,500 was included in Receivable from Related Parties.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


7.   RELATED  PARTY  TRANSACTIONS  (CONTINUED)
     -----------------------------------------

Transactions  with  Shareholders
--------------------------------

Sarit  Rubenstein

In May 2002, the Company repaid the entire principal balance of $82,750 for an unsecured note payable to Mrs. Sarit Rubenstein, a shareholder and an original owner of Classic Care. The borrowing was due originally in October 2000, and bears an interest rate of 6% per annum. The accrued interest was forgiven pursuant the sale agreement for the long-term care services business.

At December 31, 2001, the Company has an unsecured note payable to Mrs. Sarit Rubenstein, a shareholder and an original owner of Classic Care. The borrowing was due originally in October 2000, is now due on demand and bears an interest rate of 6% per annum. The outstanding balance on the note is $82,750 as of December 31, 2001. This amount is classified as a Note Payable to Related Party. During fiscal year ended December 31, 2002 Classic Care, Inc. borrowed an additional $13,000, but repaid the balance due in May 2002.


Steve  Oscherowitz

Mr. Steve Oscherowitz, a shareholder of the Company who was the majority shareholder in Classic Care prior to its purchase by the Company, has an agreement with the Company, under which he loaned funds to and borrowed funds from the Company. In previous years, this individual has loaned to Classic Care Pharmacy funds to meet its short-term working capital needs. The Company advanced to this individual $338,540 during 2002, and he has repaid to the Company $749,704 in 2002. The terms of the borrowings allow the Company to request repayment on demand. The Company had a receivable from this individual of $411,164 as of December 31, 2001. The balance of the receivable account was paid in full on June 30, 2002.

At December 31, 2001, the Company has an unsecured note payable to Mr. Steve Oscherowitz, a shareholder and an original owner of Classic Care. The borrowing was due originally in October 2000, is now due on demand and bears an interest rate of 6% per annum. The outstanding balance on the note of $167,250 was paid on June 30, 2002 through the offset of a note receivable. As of December 31, 2002, there are no outstanding amounts due to or from Mr. Oscherowitz.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


8.   PROPERTY  AND  EQUIPMENT
     ------------------------

Property and equipment at December 31, 2002 and 2001 consisted of the following:

                                                   2002        2001
                                                ----------  ----------
Furniture and fixtures                          $  30,694   $  29,109
Computers and equipment                           244,866     244,866
Vehicles                                                -           -
Other depreciable assets                           32,000           -
                                                ----------  ----------
                                                  307,560     273,975

Less accumulated depreciation and amortization   (280,255)   (260,026)
                                                ----------  ----------

            Total                               $  27,305   $  13,949
                                                ==========  ==========

Depreciation and amortization expense for the years ended December 31, 2002 and 2001 was $98,960 and $93,521, respectively.



9.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES
     -----------------------------------------

Accounts payable and accrued expenses at December 31, 2002 and 2001 consisted of the following:

                                                  2002      2001
                                                --------  --------
Accounts payable                                $ 31,634  $  6,392
Accrued professional and related fees             70,055    50,000
Accrued compensation and related payroll taxes   208,588   126,096
Accrued interest payable                         377,040   334,507
Other accrued expenses                            67,559     3,200
                                                --------  --------

     Total                                      $754,876  $520,195
                                                ========  ========


10.  OTHER  RECEIVABLES
     ------------------

The Company has transferred to another pharmacy a portion of its pharmaceuticals inventory amounting to $243,487. Additionally, the Company returned $171,670 of pharmaceuticals to its suppliers.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


11.  NOTE  PAYABLE  -  ACQUISITION
     -----------------------------

As of December 31, 2001, the Company had a note payable outstanding of $1,074,881 as a result of its acquisition of Classic Care Pharmacy, Inc. The Company has a contingent liability of $6,345,00 due to the value of the Company's common stock being less than $0.42 per share. The purchase agreement for Classic Care stipulated that the value of the common stock issued to Classic Care shareholders would be $6,500,000. The value of the stock at the date of the new settlement agreement was $155,000. This interest-free note is payable on demand, since the original maturity date was October 1, 2001. The Company negotiated a settlement with the note holders in 2002 (see Note 18).



12.  CONVERTIBLE  NOTES  PAYABLE  AND  DEBENTURES
     --------------------------------------------

10%  Convertible  Debentures
----------------------------

During January through May 1997, the Company issued convertible notes aggregating to $479,655, which are due in the same months in 2000. The notes have a stated interest rate of 10% per annum, and interest is payable semi-annually. The notes are convertible at $9.38 per share, which approximated the average trading price of the Company's common stock. $71,000 of these notes were still outstanding as of December 31, 2002 and 2001. These notes are now due on demand. Interest is accrued as of December 31, 2002.


8%  Convertible  Debentures
---------------------------

During 2000, the Company issued convertible notes that were due in October 2002. The notes have a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. In 2001, the noteholders converted $360,000 of the outstanding principal into the Company's common stock, and $390,000 of these notes were still outstanding as of December 31, 2002 and 2001.

In 2001, the Company obtained additional capital financing of $1,200,000 through the issuance of convertible notes payable. The Company also issued warrants to purchase 4,000,000 shares of the Company's common stock to various parties as part of these financing agreements.

Total funds received of $1,200,000 were allocated $1,060,000 to the 8% convertible notes and $140,000 to the note warrants. The value allocated to the note warrants and the beneficial conversion feature is being amortized to interest expense over the term of the notes.

The 8% convertible debentures have a conversion price that is the lesser of (1) 80% of the average of the three lowest closing prices out of the thirty closing prices prior to the closing date and (2) 80% of the lowest three closing prices during the sixty trading days, as reported on the NASD OTC Bulletin Board, immediately preceding the purchase date. Thus, the debentures will be converted at prices below the current market price on the conversion date. If conversions of the debentures occur, shareholders may be subject to an immediate dilution in their per share net tangible book value. The current convertible debentures may be converted into common stock at any time prior to their maturity date of October 25, 2002.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


12.  CONVERTIBLE  NOTES  PAYABLE  AND  DEBENTURES  (CONTINUED)
     ---------------------------------------------------------

8%  Convertible  Debentures  (continued)
----------------------------------------

Specifically, the Company issued warrants which are convertible into 4,000,000 shares of common stock. Warrants for 1,000,000 shares bear an exercise price of $0.15, which is based upon the lowest closing price for the five days preceding January 10, 2001. Warrants for 1,500,000 shares bear an exercise price of $0.03, which is based upon the lowest closing price for the five days preceding May 9, 2001. Warrants for 1,500,000 shares bear an exercise price of $0.01, which is based upon the lowest closing price for the five days preceding August 17, 2001 The exercise price is subject to adjustment and it has to be 110% of the lowest closing price for the ten trading days preceding the exercise date, and the Company has not repriced any warrants in 2002 or 2001;

     - During January 2001, the Company issued convertible notes aggregating to $500,000, which are due in January 2003. The notes have a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. In 2002 and 2001, the Company converted $105,000 into its common stock, and $310,000 of these notes were still outstanding as of December 31, 2002.

     - During May 2001, the Company issued a convertible note aggregating to $400,000, which is due in May 2002. The note has a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. In 2002 and 2001, the noteholders converted $1,350 and $398,650, respectively, into the Company's common stock. There is no outstanding balance as of December 31, 2002.

     - During August 2001, the Company issued a convertible note aggregating to $300,000, which is due in August 2002. The note has a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. In 2002 and 2001, the noteholders converted $31,651 and $149,003, respectively, into the Company's common stock, and $119,346 of this note was still outstanding as of December 31, 2002.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


12.  CONVERTIBLE  NOTES  PAYABLE  AND  DEBENTURES  (CONTINUED)
     ---------------------------------------------------------

Convertible debentures consists of the following at December 31, 2002, and December 31, 2001:

                                                                             2002        2001
                                                                          ----------  -----------
8% convertible subordinated debentures, due in October 2002, convertible into shares of common stock at any time prior to maturity.
Interest is payable quarterly, and principal is due at maturity.          $ 390,000   $  390,000

8% convertible subordinated debentures, due in January 2003, convertible into shares of common stock at any time prior to maturity.  Interest is
payable quarterly, and principal is due at maturity.                        310,000      415,000

8% convertible subordinated debentures, due in May 2002, convertible into shares of common stock at any time prior to maturity.  Interest is
payable quarterly, and principal is due at maturity.                              -        1,350

8% convertible subordinated debentures, due in May 2002, convertible into shares of common stock at any time prior to maturity.  Interest is
payable quarterly, and principal is due at maturity.                        119,347      150,997

10% convertible subordinated debentures, due on demand, convertible into shares of common stock at any time prior to maturity.  Interest is
payable semi-annually, and principal is due at maturity.                     71,000       71,000
                                                                          ----------  -----------

                                                                            890,347    1,028,347

Less:  Unamortized Discount                                                 (12,081)    (194,542)
                                                                          ----------  -----------

Total debt                                                                  878,266      833,805

Less: current portion                                                      (878,266)    (560,296)
                                                                          ----------  -----------

Convertible debentures, less current portion                              $       -   $  273,509
                                                                          ==========  ===========

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


13.  INCOME  TAXES
     -------------

Significant components of the provision for taxes based on income for the years ended December 31 are as follows:

                                           2002    2001
                                          ------  ------
      Current
        Federal                           $    -  $    -
        State                              3,200   2,400
                                          ------  ------

                                           3,200   2,400
                                          ------  ------
      Deferred
        Federal                                -       -
        State                                  -       -
                                          ------  ------

           Provision for income taxes     $3,200  $2,400
                                          ======  ======

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31 is as follows:

                                                  2002      2001
                                                --------  --------
      Income tax provisions (benefit) computed
        at federal statutory rate               (35.00%)  (35.00%)

      State taxes                                (8.84%)   (8.84%)

      Increase in the valuation allowance       (43.83%)  (42.83%)
                                                --------  --------

        Total                                    (0.01%)   (0.01%)
                                                ========  ========

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


13.  INCOME  TAXES  (CONTINUED)
     --------------------------

Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

                                        2002           2001
                                    -------------  ------------
Deferred tax asset
  Net operating loss carryforwards  $  8,839,956   $ 7,935,602
  Impairment of assets                 2,032,518     2,032,518
  Options/warrants                       627,898       627,898
  Discontinued operations                690,344             -
  Other                                  134,439       135,439
                                    -------------  ------------

                                      12,325,155    10,731,457
                                    -------------  ------------
Deferred tax liability
  State income taxes                  (1,451,728)   (1,129,813)
                                    -------------  ------------

  Net deferred tax asset              10,873,427     9,601,644
                                    -------------  ------------

  Valuation allowance                (10,873,427)   (9,601,644)
                                    -------------  ------------

                                    $          -   $         -
                                    =============  ============

At December 31, 2002, the Company has available approximately $22,165,383 and $10,476,415 in Federal and State net operating loss carryforwards available to offset future federal and state income taxes, respectively, which begin to expire in 2021.

At December 31, 2001, the Company has available approximately $18,523,813 and $6,834,845 in Federal and State net operating loss carryforwards available to offset future federal and state income taxes, respectively, which begin to expire in 2020.

Tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change occurred in 1999 and 2000, which will limit the utilization of the net operating losses in subsequent years.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


14.  COMMITMENTS  AND  CONTINGENCIES
     -------------------------------

Litigation
----------

Department  of  Health  Services

The Company is a provider of services under California's Medicaid program ("Medi-Cal"), which is administered by the Department of Health Services ("DHS"). DHS served notice to the Company that the Company received overpayment of claims submitted by the Company for certain drugs, based on alleged violations of the California Code of Regulations. The Company has provided documentary evidence to contest and rebut DHS's allegations and received an extension to provide evidence to the contrary. In December 2002, DHS informed the Company that it was suspending Classic Care's Medi-Cal license, and that it was withholding all further payments until its investigation is complete. Classic Care could not successfully operate without a Medi-Cal license. Thus, the Company has decided to cease operations of Classic Care. Management has fully reserved the accounts receivable balance regarding these allegations.

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 2000. However, there can be no assurance that the Company will prevail in the above proceedings. In addition, the Company may be required to continue to defend itself resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing, an unfavorable settlement or judgment could be awarded against the Company, which might have a material adverse effect upon the Company.


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

The Classic Care pharmacy is located at 1429 South Robertson Blvd, Los Angeles, CA and requires a monthly rental payment of $4,500. The term of the lease was six (6) years and expires in March 2003. In December 2002, Classic Care Pharmacy vacated the facility. The Company obtained a lease severance effective December 4, 2002. All of the equipment, office equipment and furniture was placed into the warehouse/office leased by the Company.

In June of 2002, the Company leased a 7,334-square-foot building located at 8135 Clybourne Ave, Sun Valley, CA 91352, to serve as their corporate headquarters and storage facility. The lease is for a period of two years, ending June 2004, with monthly lease payments of $3,420.00. The Company subleases on a month-to-month basis approximately one half of the facility to Digital Media Group, Inc, a related company that is owned by the Company's CEO and Chairman, Steve Westlund.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


14.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)
     --------------------------------------------

Leases  (continued)
-------------------

Operating  leases  (continued)

The Company leased an automobile under a 39-month operating lease that was scheduled to expire in February 2005 with monthly payments of $415. The automobile was returned and the lease cancelled in April 2003.

Future minimum lease payments due under non-cancelable operating leases consist of the following as of December 31, 2002:


               2003                              $     42,701
               2004                                    20,520
               2005                                         -
                                                 ------------
               Future minimum lease payments     $     63,221
                                                 ============

Rent expense for the years ended December 31, 2002 and 2001 was $83,585 and $75,553 respectively.


Capital  leases

The Company maintains capital leases for some of its medical equipment and certain autos. The following is a schedule by year of the approximate future minimum lease payments required under these leases:


        2003                                     $ 57,848
        2004                                        8,609
        2005                                        7,344
        2006                                        2,129
                                                 ---------
        Future Minimum lease payments            $ 75,930

        Less amount representing interest          (6,068)
                                                 ---------

        Present value of minimum lease payments    69,862

        Less current portion                      (69,862)
                                                 ---------

        Long-term capital lease obligation       $      -
                                                 =========

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


14.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)
     --------------------------------------------

Leases  (continued)
-------------------

Capital  leases  (continued)

The property under capital leases as of December 31, 2002 has a cost of $291,574, accumulated amortization of $213,948 and a net book value of $77,626. Amortization of the leased property is included in depreciation expense, and amounts to $58,314 and $56,460 for the years ended December 31, 2002 and 2001, respectively. All assets under capital leases were related to the operations of Classic Care and are included in assets of discontinued operations.

Due to impending closure of Classic Care, Inc., all amounts due under capital lease have been reclassified as current. The Company's management is negotiating with the lessors regarding the outstanding amounts.


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

The Company has accrued amounts due under the above compensation agreement of $197,541 as of December 31, 2002.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


14.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)
     --------------------------------------------

Employment  Agreements  (continued)
-----------------------------------

Chief  Financial  Officer  Compensation

On April 1, 2000, Mr. Naccarato signed a three-year service agreement. The contract calls for Mr. Naccarato to be paid $7,250 per month for the first year of the term. Mr. Naccarato's base compensation was to increase 15% per year for each of the second and third years per this agreement.

Although Mr. Naccarato's service agreement states that his compensation is to be $7,250 per month, his actual remuneration has been $4,000 per month. Mr. Naccarato is entitled to be paid the balance of his monthly compensation in either cash or equity. Additionally, Mr. Naccarato has been granted an option to purchase up to 4,500,000 shares of Kaire common stock over the next 5 years at an option price of $0.05 per share. To date, Mr. Naccarato has exercised options to purchase 3,500,000 shares of common stock.

Mr. Naccarato resigned from his duties as Chief Financial Officer as of December 31, 2001. He is still the general counsel for the Company and provides other financial consulting services.


President's  Compensation

On April 1, 2000, Mr. Baum signed a three-year employment agreement. The contract calls for Mr. Baum to be paid a base salary of $6,250 per month for the first year of the term. Mr. Baum's base salary was to increase 15% per year for each of the second and third years per this agreement.

Although Mr. Baum's employment agreement states that his salary is to be $6,250 per month, his actual pay has been $4,000 per month. Mr. Baum is entitled to be paid the balance of his monthly compensation in either cash or equity. Additionally, Mr. Baum has been granted an option to purchase up to 4,500,000 shares of Kaire common stock over the next 5 years at an option price of $0.05 per share. To date, Mr. Baum has exercised options to purchase 3,500,000 shares of common stock.

The President of the Company resigned effective December 31, 2001. There are no amounts due to Mr. Baum as of December 31, 2002.


Consulting  Agreements
----------------------

The Company has various consulting agreements that provide for issuance of the Company's common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants. These agreements relate primarily to raising of capital and professional services rendered in connection with the Company's acquisition efforts.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


15.  STOCK  OPTIONS  AND  WARRANTS
     -----------------------------

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


                                                  2002          2001
                                              ------------  ------------
     Net loss
     As reported                              $(3,587,811)  $(2,401,210)
     Pro forma                                $(3,587,811)  $(2,401,210)
     Basic and diluted loss per common share
     As reported                              $    (0.006)  $    (0.028)
     Pro forma                                $    (0.004)  $     0.007


Options are granted at prices that are equal to the current fair value of the Company's common stock at the date of grant. The Company records compensation expense on options granted at prices below the current fair market value. The vesting period is usually related to the length of employment or consulting contract period. In 2001, all stock options granted were converted into common stock, and the Company recorded the appropriate amount as compensation expense.

The fair value of these options and warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2001; dividend yield of 0%; expected volatility of 400%; risk-free interest rate of 6.45%; and expected life of 5 years. There were no options or warrants granted in 2002.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted-average fair value of options and warrants granted during the year ended December 31, 2001, ranged from $0.01 to $0.15.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


15.  STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)
     ------------------------------------------

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2002:

                   Options Outstanding          Options Exercisable
          -----------------------------------  -------------------------
            Number      Weighted
          Outstanding    Average    Weighted       Number      Weighted
Range of     as of      Remaining    Average   Exercisable as   Average
Exercise   December    Contractual  Exercise    of December    Exercise
Prices     31, 2002       Life        Price       31, 2002       Price
--------  -----------  -----------  ---------  --------------  ---------

0.05        2,033,333         2.46  $    0.05       2,033,333  $    0.05
          ===========  ===========  =========  ==============  =========


                  Warrants Outstanding           Warrants Exercisable
          -----------------------------------  -------------------------
            Number      Weighted
          Outstanding    Average    Weighted       Number      Weighted
Range of     as of      Remaining    Average   Exercisable as   Average
Exercise   December    Contractual  Exercise    of December    Exercise
Prices     31, 2002       Life        Price       31, 2002       Price
--------  -----------  -----------  ---------  --------------  ---------

0.01        1,500,000         1.67  $    0.01       1,500,000  $    0.01

0.03        1,500,000         1.42       0.03       1,500,000       0.03

0.15        2,500,000         0.91  $    0.15       2,500,000  $    0.15
          -----------  -----------  ---------  --------------  ---------
            5,500,000         1.26  $    0.08       5,500,000  $    0.08
          ===========  ===========  =========  ==============  =========

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


15.  STOCK OPTIONS AND WARRANTS (CONTINUED)
     --------------------------------------

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2001:

                   Options Outstanding          Options Exercisable
          -----------------------------------  ---------------------------
            Number      Weighted
          Outstanding    Average    Weighted       Number        Weighted
Range of     as of      Remaining    Average   Exercisable as    Average
Exercise   December    Contractual  Exercise     of December     Exercise
Prices     31, 2001       Life        Price       31, 2001        Price
--------  -----------  -----------  ---------  ---------------  ----------

0.05        2,033,333        3.46  $     0.05        2,033,333  $    0.05

0.15            6,667        0.08  $     0.15            6,667  $    0.15
          -----------  ----------  ----------  ---------------  ----------
            2,040,000        3.45  $     0.06        2,040,000  $    0.06
          ===========  ==========  ==========  ===============  ==========


                  Warrants Outstanding           Warrants Exercisable
          -----------------------------------  -------------------------
            Number      Weighted
          Outstanding    Average    Weighted       Number      Weighted
Range of     as of      Remaining    Average   Exercisable as   Average
Exercise   December    Contractual  Exercise    of December    Exercise
Prices     31, 2001       Life        Price       31, 2001       Price
--------  -----------  -----------  ---------  --------------  ---------

0.01        1,500,000         2.67  $    0.05       1,500,000  $    0.01

0.03        1,500,000         2.42  $    0.03       1,500,000  $    0.03

0.15        2,500,000         1.91  $    0.15       2,500,000  $    0.15
          -----------  -----------  ---------  --------------  ---------
            5,500,000         2.26  $    0.08       5,500,000  $    0.08
          ===========  ===========  =========  ==============  =========

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


15.  STOCK OPTIONS AND WARRANTS (CONTINUED)
     --------------------------------------

Stock  Options  and  Warrants  (continued)
------------------------------------------

The following summarizes the Company's stock option and warrants activity:


                                         Warrants     Weighted
                                           And         Average
                                      Stock Options   Exercise
                                       Outstanding      Price
                                      --------------  ---------
       Outstanding December 31, 2000     13,456,667   $    0.04

       Granted                           20,650,000   $    0.04
       Exercised                        (26,316,667)  $    0.04
       Expired/Cancelled                   (250,000)  $   45.00
                                      --------------  ---------
       Outstanding December 31, 2001      7,540,000   $    0.05

       Granted                                    -   $       -
       Exercised                                  -   $       -
       Expired/Cancelled                     (6,667)  $    0.15
                                      --------------  ---------
       Outstanding December 31, 2002      7,533,333   $    0.05
                                      ==============  =========

The Company has 5,500,000 warrants outstanding as of December 31, 2002 and 2001. The exercise prices for the warrants range from $0.01 to $0.15. During 2001, the Company issued warrants to purchase 4,000,000 shares of its common stock at an exercise price of $0.01 to $0.15.

Certain warrants (convertible into 4,000,000 shares of common stock) have a clause that causes the exercise price to be adjusted down, based on the quoted share price for the preceding 10 days measured on the exercise date. The price is 110% of the average quoted market price. The warrants expire 3-5 years from the date of grant. The Company has not repriced any warrants as of December 31, 2002.


16.  EARNINGS  PER  SHARE
     --------------------

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. Earnings per share-dilutive does not include the effect of potentially dilutive securities for the years ended December 31, 2002 and 2001 respectively. The loss from operations and the net loss for the years ended December 31, 2002 and 2001 make these securities anti-dilutive.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


17.  DISCONTINUED  OPERATIONS
     ------------------------

In December 2002, the Company decided to discontinue operations at its Classic Care subsidiary, a pharmacy, and conduct a voluntary dissolution of Classic Care. In May 2002, the Company transferred its long-term care services business to the original shareholders of Classic Care. The expected disposal date of Classic Care is May 2003. Classic Care's sales for the years ended December 31, 2002, and December 31, 2001, were $7,433,090 and $10,769,719, respectively. In conjunction with the discontinuance of operations, the Company recorded a provision for disposition of $208,497 (net of income tax benefit of $0) for costs estimated to be incurred prior to disposition. The Company does not anticipate significant operating loss during the phase-out period. The results of Classic Care's operations have been reported separately as discontinued operations in the Statements of Operations. Prior year financial statements for 2001 have been restated to present the operations of the division as a discontinued operation.

Inventories consist of pharmaceuticals, medical supplies and equipment of $115,550 and $728,410 for the years ended December 31, 2002 and 2001, respectively. The Company regularly checks its inventory for any expired or obsolete pharmaceuticals. The Company recognized a loss of $112,550 due to the write-down to disposal value of the inventory. Inventory attributable to Classic Care business is included in assets of discontinued operations

The net assets (liabilities) of the discontinued operations have been recorded at their estimated net realizable value under the caption "Net assets (liabilities) of discontinued operations" in the accompanying Balance Sheets at December 31, 2002, and December 31, 2001, and consist of the following:

                                                        2002         2001
                                                     ----------  ------------
Accounts receivable                                  $       -   $   969,127
Inventories                                              3,000       728,410
Property and equipment, net                              1,553       187,003
Other assets                                                 -       416,593
                                                     ----------  ------------
 Total assets                                            4,553     2,301,133
                                                     ----------  ------------

Accounts payable                                      (674,240)   (1,123,569)
Accrued liabilities                                    (13,766)      (21,673)
Capital leases                                         (69,862)     (136,291)
Notes payable - related parties                              -      (250,000)
                                                     ----------  ------------
Total liabilities                                     (757,868)   (1,531,533)
                                                     ----------  ------------
Net assets (liabilities) of discontinued operations  $(753,315)  $   769,600
                                                     ==========  ============


Impairment  Write-Down  Recognized  as  a  Result of Strategic Review of Certain
--------------------------------------------------------------------------------
Operations
----------

In 2002, during the course of the Company's strategic review of its pharmacy operations conducted through Classic Care, the Company recorded a pre- and post-tax charge of $1,461,538 relating to the impairment of goodwill, when it was determined that future undiscounted cash flows associated Classic Care operations were insufficient to recover their carrying value. The Company has ceased all operations in Classic Care effective January 2003.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


18.  CLASSIC  CARE  PHARMACY,  INC.
     ------------------------------

Impairment  Write-Down  Recognized  as  a  Result of Strategic Review of Certain
--------------------------------------------------------------------------------
Operations  (continued)
-----------------------

In May of 2000, the Company acquired Los Angeles-based Classic Care pharmacy. Classic Care Pharmacy provides specialized prescription medication services to seniors living in extended care facilities in Southern California. Under the merger agreement, the Company paid $1,000,000 in cash and issued 15,500,000 shares of common stock to acquire all the outstanding common stock (10,000 shares) of Classic Care Pharmacy. This agreement required that additional stock be issued if the price of the trading price of the stock on the OTCBB was less than $0.50 per share on October 31, 2000.

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

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


18.  CLASSIC  CARE  PHARMACY,  INC.  (CONTINUED)
     -------------------------------------------

Impairment  Write-Down  Recognized  as  a  Result of Strategic Review of Certain
--------------------------------------------------------------------------------
Operations  (continued)
-----------------------

In 2001, goodwill was amortized on a straight-line basis over 20 years. Amortization expense as of December 31, 2001 amounted to $486,436. In 2002, the amount of goodwill was adjusted to account for the transfer of Classic Care's long-term services business and the subsequent closure of Classic Care operation in 2003.

In December 2002, the Company decided to voluntarily dissolve Classic Care, Inc. dba Classic Care Pharmacy as a result of sanctions by the pharmacy management of the Department of Health Services and the subsequent suspension of the Medi-Cal license.



19.  SUBSEQUENT  EVENTS
     ------------------

Purchase  of  Assets  of  Sespe  Pharmacy
-----------------------------------------

Effective January 26, 2003, the Company concluded its agreement to purchase all the tangible and intangible assets of Sespe Pharmacy, a privately held company, for a total cost of $181,000. The Company had opened escrow in 2002, and made a deposit of $40,000. The agreed purchase price consists of (i)) a short-term promissory note in the amount of $81,000 due 120 days after, and (ii) a cash payment of $100,000.


New  Operating  Lease  Agreement
--------------------------------

In January 2003, the Company entered into an operating lease agreement for a pharmacy in Fillmore, California. The pharmacy facility is approximately 835 square feet. Payments under the lease will be $1,170 per month, and will commence on January 26, 2003, and will continue through the initial lease term of five years. The Company has options to renew the lease for two five-year periods and to purchase the facility at its estimated fair market value at any time during the lease term.


Acquisition  of  Entremetrix,  Inc.
-----------------------------------

In March 2003, the Company through its subsidiary completed the acquisition of all the outstanding common shares of Entremetrix, Inc., a Nevada corporation, for $2,750,000. The agreed purchase price consists of (i)) a 4% convertible promissory note in the amount of $2.5 million due four years after closing (and payable in cash or in the Company's common stock at the option of the sellers), and (ii) the issuance of 250,000,000 shares of the Company's common stock having a market value of approximately $250,000.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


19.  SUBSEQUENT  EVENTS  (CONTINUED)
     -------------------------------

Acquisition  of  Entremetrix,  Inc.  (continued)
------------------------------------------------

Entremetrix is a Southern California-based company, and is a national provider of administrative employer and financial support services to small businesses primarily operating in the medical, life sciences and high-technology industries. Additionally, Entremetrix provides outsources human resources and financial support staff. The acquisition will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values. The resulting goodwill from this transaction is currently estimated at $2,300,000. The goodwill estimate is preliminary, pending the results of an audit, and further financial analysis. For the year ended December 31, 2002, Entremetrix had sales of approximately $1,800,000 (unaudited) and net loss of approximately $112,000 (unaudited).


Conversion  of  Debentures  into  Common  Stock
-----------------------------------------------

On February 7, 2003, a holder of the Company's 8% convertible debentures elected to convert an aggregate of $1,776 principal amount of the debentures and $324 of related interest into 3,000,000 shares of the Company's common stock on March 21, 2003.


Issuance  of  Common  Stock  for  Services
------------------------------------------

During the period starting January 1, 2003 to April 4, 2003, the Company issued 57,746,665 shares of its common stock to various consultants in lieu of cash payments for services rendered. The aggregate value of services was $86,620.


Amendment  to  Certificate  of  Incorporation  to  Decrease Number of Authorized
--------------------------------------------------------------------------------
Shares
------

On March 28, 2003, the Company obtained a written consent of a majority of its shareholders to amend the Certificate of Incorporation to effect up to a one-for-200 reverse split of common stock. The exchange ratio is subject to the approval of the Board of Directors. The exchange ratio may range from one newly issued common share for each two outstanding shares of common stock to one newly issued share for each two hundred shares of common stock. The Amendment will have no effect on the par value of the common stock, which will remain at $0.001.

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


19.  SUBSEQUENT  EVENTS  (CONTINUED)
     -------------------------------

2003  Consulting  and  Legal  Services  Plan
--------------------------------------------

In March 2003, the Board of Directors approved the 2003 Consulting and Legal Services Plan. The purpose of the 2003 Consulting and Legal Services Plan ("Plan") is to provide the Company with a means of compensating selected key consultants and legal service providers to the Company and its subsidiaries for their services rendered with shares of Common Stock of the Company. The Plan will be administered by the Company's Board of Directors (the "Board"). The Company's Board shall (a) select those consultants legal service providers to whom shares of the Company's Common Stock shall be awarded or sold, and (b) determine the number of shares to be awarded or sold; the time or times at which shares shall be awarded or sold; whether the shares to be awarded or sold will be registered with the Securities and Exchange Commission; and such conditions, rights of repurchase, rights of first refusal or other transfer restrictions as the Board may determine. Each award or sale of shares under the Plan may or may not be evidenced by a written agreement between the Company and the persons to whom shares of the Company's Common Stock are awarded or sold. From time to time, the Board may make such changes in or additions to the Plan as it may deem proper and in the best interests of the Company and its Stockholders. The Board may also suspend or terminate the Plan at any time, without notice, and in its sole discretion.

For purposes of the Plan, the Board of Directors is authorized to sell or award up to 140,000,000 shares and/or options of the Company's Common Stock. $0.001 par value per share ("Common Stock").

All key consultants and qualified legal service providers to the Company and any of its subsidiaries are eligible to participate in the Plan.

The Board approved the issuance of 140,000,000 shares to various consultants under the terms of the Plan.