Form 10QSB
period 2003-03-31
KAIRE HOLDINGS INC
filed 2003-05-20
CIK 822997

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number  0-21384
                                                --------

                           KAIRE HOLDINGS INCORPORATED
                           ---------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                              13-3367421
------------------                                  -----------------
(State or other jurisdiction of                     (I.R.S.  employer
incorporation or organization)                      identification number)

     8135 Clybourn Avenue Sun Valley, California                    91352
     --------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

       Registrant's Telephone number, including area code: (818) 255-4996
                                                           --------------

   ___________________________________________________________________________
   (former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes X               No
                       ---                ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     Class of Common Stock                      Outstanding at March 31, 2003
     ---------------------                      -----------------------------
     $.001  par  value                          883,484,683     shares


Transitional Small Business Disclosure Format     Yes     No X
                                                     ---    ---

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                           KAIRE HOLDINGS INCORPORATED

                                      Index


PART  I   -   FINANCIAL  INFORMATION


     Item 1.  Consolidated  Financial  Statements

              Condensed Consolidated Balance Sheets at
                   December  31,  2002  and  March  31,  2003  (unaudited)

              Condensed Consolidated Statements of Operations (Unaudited)
                   for  the  three  months  ended  March  31,  2002 and 2003

              Condensed Consolidated Statements of Cash Flows (Unaudited)
                   for  the  three  months  ended  March  31,  2002  and  2003

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

     Item 5   Other  Information

     Item 6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2003

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2003





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

                              KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS
                                  MARCH 31, 2003 AND DECEMBER 31, 2002


                                                ASSETS

                                                                    March 31, 2003    December 31, 2002
                                                                   -------------------------------------
                                                                     (unaudited)          (audited)
Current assets
Cash and cash equivalents                                          $         68,191  $            20,356
     Accounts receivable (net of allowance for doubtful accounts
          of $0 and $45000 in 2003 and 2002, respectively)                    5,450               22,267
     Other receivables                                                      129,557              156,782
     Advances to shareholders                                                 2,750                    -
     Inventory                                                               43,567                    -
     Deposits                                                                54,534               53,919
     Prepaid expenses                                                       114,036                    -
     Current assets - discontinued operations, net                                -                4,553
                                                                   -------------------------------------

          Total current assets                                              418,085              257,877
                                                                   -------------------------------------

Other assets
     Property and Equipment, net of accumulated depreciation                159,721               27,305
     Goodwill                                                             2,906,985                    -
                                                                   -------------------------------------

          Total other assets                                              3,066,706               27,305
                                                                   -------------------------------------

                    Total assets                                   $      3,484,791  $           285,182
                                                                   =====================================


                                  (continued)


   The accompanying notes are an integral part of these financial statements.

                            KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                MARCH 31, 2003 AND DECEMBER 31, 2002


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31, 2003    December 31, 2002
                                                                 ----------------  -------------------
                                                                   (unaudited)          (audited)
Current Liabilities
 Accounts payable and accrued expenses                                 1,217,005              754,875
 Income tax payable                                                        5,600                4,800
 Loans payable                                                           235,582                    -
 Notes payable - related parties                                           3,594                  200
 Note payable - acquisition                                            2,500,000                    -
 Payable to shareholders                                                  47,993               27,618
 Liabilities of discontinued operations                                  716,125              757,868
 Convertible notes - current portion                                     888,570              878,266
                                                                 ----------------  -------------------
  Total current liabilities                                            5,614,469            2,423,627
                                                                 ----------------  -------------------
   Total liabilities                                                   5,614,469            2,423,627
                                                                 ----------------  -------------------

Stockholders' equity
 Common stock, $0.001 par value
  900,000,000 shares authorized; 883,484,863
  and 432,738,198 shares issued and outstanding, respectively            883,485              432,739
 Common Stock Subscriptions Receivable                                         -                    -
 Additional paid in capital                                           37,133,632           37,032,335
 Accumulated deficit                                                 (40,146,795)         (39,603,519)
                                                                 ----------------  -------------------
  Total stockholders' equity                                          (2,129,678)          (2,138,445)
                                                                 ----------------  -------------------
   Total liabilities and stockholders' equity                    $     3,484,791   $          285,182
                                                                 ================  ===================


   The accompanying notes are an integral part of these financial statements.

                      KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                             March 31,      March 31,
                                                               2003           2002
                                                            (unaudited)    (unaudited)
                                                           -------------  -------------
Net revenues                                               $    483,409   $    698,883
Cost of goods sold                                             (465,046)      (562,263)
                                                           -------------  -------------

    Gross profit                                                 18,363        136,620
                                                           -------------  -------------

Operating expenses
  Salaries                                                       83,764         66,633
  Depreciation and amortization                                  16,087         16,049
  General and administrative                                    447,536        130,414
  Selling expense                                                 2,134          4,662
  Rent                                                           27,079         21,877
                                                           -------------  -------------

    Total operating expenses                                    576,600        239,635
                                                           -------------  -------------

Loss from operations                                           (558,237)      (103,015)
                                                           -------------  -------------

Other income (expenses)
  Interest expense                                              (33,226)       (51,247)
  Miscellaneous income                                            7,194              -
  Shareholder fees                                                    -        (51,780)
                                                           -------------  -------------

    Total other income (expenses)                               (26,032)      (103,027)
                                                           -------------  -------------

Loss from continuing operations before income taxes            (584,269)      (206,042)

Provision for income taxes                                         (800)          (600)
                                                           -------------  -------------

Loss from continuing operations                                (585,069)      (206,642)
                                                           -------------  -------------

Discontinued operations
  (Loss)  Income from operations of discontinued segment
    (net of income tax expense of $200 in 2003 and 2002)           (200)       594,180

  Gain on disposal of assets of discontinued
    segment (net of income tax expense of $0
    in 2003 and 2002)                                            41,993              -
                                                           -------------  -------------

Net Income                                                 $   (543,276)  $    387,538
                                                           =============  =============

(Loss) earnings per weighted average share of
  common stock outstanding
    From continuing operations                             $     (0.001)  $     (0.001)
    From discontinued operations                                  0.000          0.002
                                                           -------------  -------------
      Total (loss) earnings per share                      $     (0.001)  $      0.001
                                                           =============  =============

Weighted-average shares outstanding -basic and diluted      509,445,014    317,385,337
                                                           =============  =============


   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                                   2003        2002
                                                                                ----------  ---------
Increase (decrease) in cash and cash equivalents
  Net income (loss)                                                             $(543,276)  $ 387,538
  Adjustments to reconcile net loss to net cash used
    in operating activities
      Depreciation and amortization                                                16,087      16,049
      Allowance for bad debts                                                           -     157,000
      Amortization of warrant and bond issuance discount                           12,081      22,937
      Common stock issued for professional services                               299,944      45,000
      Common stock issued for payment of interest                                     324      11,385
      Loss on disposal of assets                                                        -       1,765
      (Income) loss from operations of discontinued operations                        200    (594,180)
      Loss on disposition of assets of discontinued operations                    (41,993)          -
      Change in net assets and liabilities of discontinued operations             (37,190)   (125,905)
      Other                                                                            99      (3,465)
      Non-cash other income                                                         5,541           -
                                                                                ----------  ---------

      Total adjustments to net income                                           $(288,183)  $ (81,876)
                                                                                ----------  ---------

Cash flow from operating activities:
  Changes in operating assets and liabilities net of effects from purchase of entreMetrix, Inc.:

    Trade accounts receivable                                                   $  64,248   $ (55,497)
    Deposits                                                                           30        (200)
    Other receivables and assets                                                   43,574      (2,100)
    Amounts due from related parties                                                    -           -
    Inventory                                                                     (43,567)          -
    Bank overdraft                                                                      -      23,924
    Income and sales tax payable                                                      800         800
    Accrued interest on convertible notes                                          17,883      19,162
    Accrued interest on notes payable - related parties                             3,288       3,750
    Accounts payable and accrued expenses                                         178,339      42,375
                                                                                ----------  ---------

        Cash flow generated by (used in) operating activities                   $ (23,588)  $ (49,662)
                                                                                ----------  ---------

Cash flow from investing activities:
  Cash acquired in acquisition of entreMetrix, Inc.                             $  27,576   $       -
                                                                                ----------  ---------

        Net cash generated by (used in) investing activities                    $  27,576   $       -
                                                                                ----------  ---------

Cash flow from financing activities:
  Proceeds from notes payable - shareholders                                    $  20,375   $       -
  Proceeds from loans                                                              10,039           -
  Proceeds from notes payable - related parties                                     3,394           -
  Capital lease payments                                                                -     (13,045)
  Short-term notes payable                                                         10,039           -
                                                                                ----------  ---------

        Net cash generated by (used in) financing activities                    $  43,847   $ (13,045)
                                                                                ----------  ---------


                                   (continued)


   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                                             2003        2002
                                                                                         ------------  -----------
               Net (decrease) increase in cash
               and cash equivalents                                                      $    47,835   $  (62,707)
                                                                                         ------------  -----------

               Cash and cash equivalents at beginning of year                                 20,356       62,707
                                                                                         ------------  -----------

               Cash and cash equivalents at end of period                                $    68,191   $        -
                                                                                         ============  ===========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the year for
          Interest                                                                       $         -   $    5,398
                                                                                         ============  ===========
          Income taxes                                                                   $         -   $    3,200
                                                                                         ============  ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the three months ended March 31, 2003, the Company entered into the following non-cash transactions:

     Issued 3,000,000 shares of common stock for conversion of $1,776 of notes payable, and $324 of accrued interest.

     Issued 182,738,202 shares of common stock for legal and consulting services valued  at $299,944

     In January 3003, the Company acquired assets of
          Sespe Pharmacy
               Inventory                                                                 $    81,068
               Property and equipment                                                        100,000
                                                                                         ------------
                    Assets acquired                                                          181,068
                                                                                         ------------

                    Cash paid                                                                (65,000)
                    Notes payable                                                           (116,068)
                                                                                         ------------
                    Net                                                                  $         -
                                                                                         ============

     In March 2003, the Company acquired entreMetrix, Inc. for 250 million shares of common stock and a note payable for $2.5 million
               Cash acquired in transaction                                                   27,576
               Accounts receivable                                                               958
               Prepaid expenses and other assets                                             135,253
               Goodwill                                                                    2,906,985
               Property and equipment                                                         51,323
               Accounts payable and accrued expenses                                        (262,620)
               Notes payable                                                                (109,475)
               Issuance of common stock - acquisition                                       (250,000)
               Note payable - acquisition                                                 (2,500,000)
                                                                                         ------------
                                                                                         $         -
                                                                                         ============

     In March 2003, the Company returned $26,625 of vehicles under capital leases to the lessors.

During the three months ended March 31, 2002, the Company entered into the following non-cash transactions:

     Issued 57,872,981 shares of common stock for conversion of $124,994 of notes payable, and $11,385 of accrued interest

     Issued 15,000,000 shares of common stock for conversion of stock options for consulting services valued at
     $45,000.


   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

Organization  and  Line  of  Business
-------------------------------------

Kaire Holdings Incorporated ("Kaire" or "the Company"), a Delaware corporation, was incorporated on June 2, 1986. Effective February 3, 1998, Kaire changed its name to Kaire Holdings Incorporated from Interactive Medical Technologies, Ltd., in connection with its investment in Kaire International, Inc. ("KII").

In 1999, the Company formed YesRx.com, Inc., an Internet drugstore focused on pharmaceuticals, health and wellness and beauty products. YesRx.com focuses on selling drugs for chronic care as opposed to emergency needs, and works mainly with the patient who has regular medication needs and requires multiple refills.

In May 2000, the Company acquired Classic Care, Inc. ("Classic Care"), which was organized as a corporation in April 1997, under the Laws of the State of California. Classic Care operated as an agency distributor of pharmaceutical products, via a unique prescription packaging system for consumers at senior assisted living and retirement centers in the Los Angeles area. Classic Care purchased prescription drugs in bulk and filled prescriptions for individuals living in the aforementioned facilities. Primary sales were to individuals and consisted of packaged prescription drugs in prescribed dosages. These packaged drug sales were primarily paid for by Medi-Cal, and the balances of the sales that were not covered by Medi-Cal were paid directly by individuals. Classic Care billed Medi-Cal and other third-party payors on behalf of the customer and received payment directly from Medi-Cal.

On May 20, 2002, the Company and the original Classic Care Shareholders reached an agreement to settle all amounts due them. This agreement resulted in the Company selling the long-term services business clients to the original Classic Care shareholders and relinquishing all rights in the long-term services business in return for a release from repaying the promissory notes and contingent payments resulting from the original acquisition. In December 2002, the Company was informed by the Department of Health Services ("DHS") that the Medi-Cal Program was taking the following actions against Classic Care: 1) withholding 100 percent of payment to Classic Care; and 2) temporarily suspending and deactivating Classic Care's Medi-Cal provider number. In December 2002, the Company decided to voluntarily dissolve Classic Care, Inc. dba Classic Care Pharmacy, as a result of sanctions by the pharmacy management of the Department of Health Services and the subsequent suspension of the Medi-Cal license. In January 2003, the Company's management decided to start the process of a voluntary dissolution of Classic Care.

In January 2003, the Company, through its subsidiary Effective Health, Inc., purchased all tangible and intangible assets of Sespe Pharmacy, a privately held company located in Fillmore, California. The total purchase price was $181,068.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

On March 18, 2003, the Company completed the purchase of entreMetrix, Inc. ("entreMetrix"), a privately held professional employment organization, by acquiring all of the outstanding capital stock of entreMetrix, Inc. for a total purchase price of $2,750,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, entreMetrix, Inc.'s, results of operations have been included in the consolidated financial statements since the date of acquisition. The source of funds for the acquisition was a combination of the Company's common stock and a note payable.


Principles  of  Consolidation
-----------------------------

The unaudited consolidated financial statements include the accounts of Kaire and its wholly-owned subsidiaries (collectively the "Company"), a publicly-traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The Company's subsidiaries include Effective Health, Inc. (dba Sespe Pharmacy), Classic Care, Inc. (dba Classic Care Pharmacy), and entreMetrix, Inc. Intercompany accounts and transactions have been eliminated upon consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended March 31, 2003, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The Company's fiscal year ends on December 31 each year.

The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

Cash  and  Cash  Equivalents
----------------------------

For purposes of the statements of cash flows, cash equivalents include amounts invested in a money market account with a financial institution. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.


Concentration  of  Cash
-----------------------

The Company at times during the year maintained cash balances in excess of the federally insured limit of $100,000 per institution. There were no uninsured balances as of March 31, 2003 and December 31, 2002.


Revenue  Recognition
--------------------

The Company recognizes revenue for pharmacy operations at the time the product is shipped to the customer or services are rendered. Outbound shipping and handling charges are included in net sales.

Professional employment services revenue is recognized at the payroll date of the customer or as services are rendered. The payroll fee is due prior to the payroll date, but is not considered revenue until the date of the payroll. The company reports gross income as the total cost of the invoice for the staffing services rendered including gross payroll, payroll taxes, workers compensation, administrative fees and delivery fees. Amounts received prior to the payroll payment date are classified as deferred revenue.


Net  Client  Revenue
--------------------

Net client revenue represents the estimated net realizable amounts from clients, third-party payors and others for sale of products or services rendered. For revenue recognition, revenue is recorded when the prescription is filled or when services are performed. A significant portion of Classic Care's revenue was from federal and state reimbursement programs.


Third-Party  Contractual  Adjustments
-------------------------------------

Contractual adjustments represent the difference between the pharmacy's established billing rate for covered products and services and amounts reimbursed by third-party payors, pursuant to reimbursement agreements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

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


Goodwill
--------

The Company capitalized as goodwill the excess acquisition costs over the fair value of net assets acquired, in connection with business acquisitions in accordance with provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", and accordingly goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually. The carrying amount of goodwill will be reviewed periodically based on the undiscounted cash flows of the entities acquired over the remaining amortization period.


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

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

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


Comprehensive  Income  (Loss)
-----------------------------

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). This pronouncement establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the three months ended March 31, 2003 and 2002, comprehensive loss is equivalent to the Company's net loss.


Advertising  Costs
------------------

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing costs for the three months ended March 31, 2003 and 2002 were $777 and $46,398, respectively.


Reclassifications
-----------------

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

Segment  and  Geographic  Information
-------------------------------------

The FASB issued SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information," which requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to shareholders, on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. It also established standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in two segments.


Other  Accounting  Pronouncements
---------------------------------

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

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No.123, the Company will expense the fair market value of stock options newly granted to employees beginning in April 2003.



2.   GOING  CONCERN
     --------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a net working deficit of $5,196,384 for the three months ended March 31, 2003. If the Company is unable to raise sufficient capital to fund its various operations, it might be required to discontinue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


2.   GOING CONCERN (CONTINUED)
     -------------------------

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions.


3.   ACCOUNTS  RECEIVABLE  -  TRADE
     ------------------------------

In 2003 and 2002, approximately 2% and 80% of net revenues were derived under federal and state third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any would not be material to the financial position, results of operations or cash flows of the Company.

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts. The Company bases this estimate on historical collection experience and a review of the current status of trade accounts receivable. The DHS informed the Company in December 2002 that Medi-CAL was withholding a 100% of its payments and Classic Care's Medi-CAL license was being suspended, and the operations of Classic Care ceased in January 2003.



4.   INVENTORIES
     -----------

Inventories consist of pharmaceuticals, medical supplies and equipment of $43,567 at March 31, 2003. The Company regularly checks its inventory for any expired or obsolete pharmaceuticals.



5.   COMMON  STOCK  TRANSACTIONS
     ---------------------------

The common stock transactions during the three months ended March 31, 2003 were as follows:

     - On February 7, 2003, a holder of the Company's 8% convertible debentures elected to convert an aggregate of $1,776 principal amount of the debentures and $324 of related interest into 3,000,000 shares of the Company's common stock on March 21, 2003.

     - During the period ending March 31, 2003, the Company issued 57,746,665 shares of its common stock to various consultants in lieu of cash payments for services rendered. The aggregate value of services was $103,944.

     - The Company issued 140,000,000 shares of its common stock under the terms of the 2003 Legal and Consulting Services Plan. The common stock issued had an approximate market value of $196,000.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


5.   COMMON  STOCK  TRANSACTIONS  (CONTINUED)
     ----------------------------------------

     - The Company issued 250,000,000 shares of its common stock, which had an approximate market value of $250,000, in connection with the acquisition of entreMetrix, Inc.

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


6.   RELATED PARTY TRANSACTIONS
     --------------------------

The following transactions occurred between the Company and certain related parties:

Profit  Ventures,  Inc.
-----------------------

Mr. Joel Rubenstein was the Managing Director of Classic Care, and his spouse is a shareholder in the Company. Mr. Rubenstein is also a trustee of the Shagrila Trust, which is the parent company of Profit Ventures, Inc. In 2000, Classic Care, entered into an agreement with Profit Ventures, Inc., to purchase products from Classic Care. Sales to Profit Ventures were $0 and $201,954 for the three months ended March 31, 2003 and 2002, respectively. Sales to Profit represented 0% and 4.4% of the Company's total revenue for the three months ended March 31, 2003 and 2002, respectively.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


7.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES
     -----------------------------------------

Accounts payable and accrued expenses at March 31, 2003, and December 31, 2002, consisted of the following:

                                                          2003       2002
       Accounts payable                                $  113,221  $ 31,633
       Accrued professional and related fees               75,055    70,055
       Accrued compensation and related payroll taxes     235,307   208,588
       Accrued interest payable                           394,599   377,040
       Other accrued expenses                             398,823    67,559

                 Total                                 $1,217,005  $754,875



8.   CONVERTIBLE  NOTES  PAYABLE  AND  DEBENTURES
     --------------------------------------------

Convertible debentures consists of the following at March 31, 2003, and December 31, 2002:

                                                                             2002        2001
                                                                          ----------  ----------
8%  convertible  subordinated  debentures,  due  in  October  2002, convertible into shares of common stock at any time prior to maturity.
Interest  is  payable  quarterly,  and  principal  is due at maturity.    $ 390,000   $ 390,000

8% convertible subordinated debentures, due in January 2003, convertible into  shares of common stock at any time prior to maturity.  Interest is
payable quarterly, and principal is due at maturity.                        310,000     310,000

8%  convertible  subordinated  debentures, due in May 2002, convertible into shares of common stock at any time prior to maturity.  Interest is
payable quarterly, and principal is due at maturity.                        117,570     119,347

10%  convertible  subordinated  debentures,  due on demand, convertible into shares of common stock at any time prior to maturity.  Interest is
payable semi-annually, and principal is due at maturity.                     71,000      71,000
                                                                          ----------  ----------

                                                                            888,570     890,347

Less:  Unamortized Discount                                                       -     (12,081)
                                                                          ----------  ----------

Total debt                                                                  888,570     878,266

Less: current portion                                                      (888,570)   (878,266)
                                                                          ----------  ----------

Convertible debentures, less current portion                              $       -   $       -
                                                                          ==========  ==========

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


9.   INCOME  TAXES
     -------------

The significant reason for the difference between the customary relationship between income tax expense and pre-tax accounting income for the three months ended March 31, 2003, was due to net operating loss carryforwards available to offset federal and state income taxes. For the three months ended March 31, 2003 and 2002, the Company had recorded a valuation allowance against its deferred tax assets, thus no deferred tax benefit was recorded.



10.  COMMITMENTS  AND  CONTINGENCIES
     -------------------------------

Litigation
----------

Department  of  Health  Services

The Company is a provider of services under California's Medicaid program ("Medi-Cal"), which is administered by the Department of Health Services ("DHS"). In a letter dated December 2002, DHS served notice to the Company of DHS's intent to withhold payment of claims submitted by the Company, and to deactivate the Company's Medi-Cal provider number, effective December 2002, based on alleged violations of the California Code of Regulations. The Company has provided documentary evidence to contest and rebut DHS's allegations.

Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of March 31, 2003. However, there can be no assurance that the Company will prevail in any of the above proceedings. In addition, the Company may be required to continue to defend itself, resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing, an unfavorable settlement or judgment could be awarded against the Company, which could have a material adverse effect upon the Company.


Other  Litigation

The Company was involved in various legal actions arising in the normal course of business. Such matters did not have a material effect upon the financial position of the Company.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


10.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)
     --------------------------------------------

Leases
------

Operating  leases

The pharmacy was located at 1429 South Robertson Blvd, Los Angeles, CA and required a monthly rental payment of $4,500. The term of the lease was six (6) years and was scheduled to expire in March 2004. In December 2002, Classic Care Pharmacy vacated the facility. The Company obtained a lease severance effective December 4, 2002. All of the equipment, office equipment and furniture was placed into the warehouse/office leased by the Company.

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

entreMetrix leased offices located at 18662 MacArthur Boulevard, Floor 2, Irvine, CA under a non-cancelable operating lease agreement that required a monthly rental payment of $630. This lease expired in December 2002. The company continued to lease on a month-to-month basis through March 2003.

entreMetrix relocated its offices to 18101 Von Karman Avenue, Irvine, CA. The offices are leased under a non-cancelable operating lease agreement that requires a monthly rental payment of $3,600. This lease term runs from April 2003 through March 2004.

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

Rent expense for the periods ended March 31, 2003 and 2002 was $27,079 and $21,877, respectively.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


10.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)
     --------------------------------------------

Employment  Agreements
----------------------

Chief  Executive  Officer  Compensation

On April 1, 2000, Mr. Steve Westlund signed a three-year employment agreement.

Although Mr. Westlund's employment agreement states that his salary is to be $8,333 per month, his actual pay was deferred during the quarter. Mr. Westlund is entitled to be paid the balance of his monthly compensation in either cash or equity.

The CEO also receives a commission of 3% of the merger price for any mergers or acquisitions completed by the Company during the term of the agreement.

The Company has accrued amounts due under the above compensation agreement of $222,540 as of March 31, 2003.


Consulting  Agreements
----------------------

The Company has various consulting agreements that provide for issuance of the Company's common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants. These agreements relate primarily to financial and management consulting services, and professional services rendered in connection with the Company's acquisition efforts. During the three months ended March 31, 2002, the Company issued stock options convertible into 30,000,000 shares of common stock, and 15,000,000 these stock options were converted into common stock during the three-month period ended March 31, 2002.



11.  EARNINGS  PER  SHARE
     --------------------

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. Earnings per share-dilutive does not include the effect of potentially dilutive securities for the periods ended March 31, 2003 and 2002 respectively. The loss from operations for the periods ended March 31, 2003 and 2002, make these securities anti-dilutive.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


12.  DISCONTINUED  OPERATIONS
     ------------------------

In December 2002, the Company decided to discontinue operations at its Classic Care subsidiary, a pharmacy, and conduct a voluntary dissolution of Classic Care. In May 2002, the Company transferred its long-term care services business to the original shareholders of Classic Care. The expected disposal date of Classic Care is May 2003. Classic Care's sales for the three months ended March 31, 2003 and 2002, were $8,266 and $4,544,659, respectively. The Company does not anticipate significant operating loss during the phase-out period. The results of Classic Care's operations have been reported separately as discontinued operations in the Statements of Operations. Prior period financial statements for 2002 have been restated to present the operations of the division as a discontinued operation.

In the three months ended March 31, 2003, the Company recognized a loss of $0 due to the disposal value of the inventory.

The net assets (liabilities) of the discontinued operations have been recorded at their estimated net realizable value under the caption "Net assets (liabilities) of discontinued operations" in the accompanying Balance Sheets at March 31, 2003, and December 31, 2002, and consist of the following:

                                                       2003        2002
                                                    ----------  ----------
        Inventories                                 $       -   $   3,000
        Property and equipment, net                         -       1,553
                                                    ----------  ----------
         Total assets                                       -       4,553
                                                    ----------  ----------

        Accounts payable                             (702,359)   (674,240)
        Accrued liabilities                           (13,766)    (13,766)
        Capital leases                                      -     (69,862)
                                                    ----------  ----------
        Total liabilities                            (716,125)   (757,868)
                                                    ----------  ----------
        Net liabilities of discontinued operations  $(716,125)  $(753,315)
                                                    ==========  ==========



13.  PURCHASE  OF  ASSETS  OF  SESPE  PHARMACY
     -----------------------------------------

Effective January 26, 2003, the Company concluded its agreement to purchase all the tangible and intangible assets of Sespe Pharmacy, a privately held company, for a total cost of $181,068. The Company had opened escrow in 2002, and made a deposit of $40,000. The final purchase price consisted of (i)) a short-term promissory note in the amount of $116,068 due 120 days after, and (ii) a cash payment of $65,000. Under the terms of the agreement, the Company purchased the Sespe Pharmacy name, all inventory, office and pharmacy equipment, furniture and fixtures.

The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair values at the date of acquisition. The operating results of this acquisition are included in the Company's Consolidated Results of Operations from the date of acquisition.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


13.  PURCHASE  OF  ASSETS  OF  SESPE  PHARMACY
     -----------------------------------------

The following table presents the allocation of the purchase price, including related acquisition costs, to the assets and liabilities acquired:


                          Inventory                    $       81,068
                          Property and equipment              100,000
                                                       --------------
                             Total purchase price      $      181,068
                                                       ==============



14.  ACQUISITION  OF  ENTREMETRIX,  INC.
     -----------------------------------

In March 2003, the Company through its subsidiary completed the acquisition of all the outstanding common shares of EntreMetrix, Inc., a Nevada corporation, for $2,750,000. The agreed purchase price consists of (i) a 4% promissory note in the amount of $2.5 million due four years after closing, and (ii) the issuance of 250,000,000 shares of the Company's common stock having a market value of approximately $250,000.

EntreMetrix is a Southern California-based company, and is a national provider of administrative employer and financial support services to small businesses primarily operating in the medical, life sciences and high-technology industries. Additionally, EntreMetrix provides outsourced human resources and financial support staff. The acquisition will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values. The resulting goodwill from this transaction is currently estimated at $2,906,985. The goodwill estimate is preliminary, pending the results of an audit, and further financial analysis. EntreMetrix commenced operations in July 2002.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

               Cash and cash equivalents              $   27,576
               Accounts receivable                           958
               Other current assets                      134,608
               Property and equipment                     51,323
               Goodwill                                2,906,985
               Other noncurrent assets                       645
                                                      ----------
                 Total assets                         $3,122,095

               Accounts payable and accrued expenses  $  262,620
               Notes payable                             109,475
                                                      ----------
                 Total liabilities                    $  372,095
                                                      ----------

                 Total acquisition costs              $2,750,000
                                                      ==========

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003



14.  ACQUISITION  OF  ENTREMETRIX,  INC.  (CONTINUED)
     ------------------------------------------------

The allocation of the purchase price is based on preliminary data and could change when final valuation information is obtained.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of EntreMetrix, Inc. had occurred at January 1, 2002:

                                                                 March 31, 2003    March 31, 2002
                                                                ----------------  ----------------
     Sales                                                      $     1,792,682   $       698,883
     Net income (loss) from continuing operations               $      (629,640)  $      (206,641)
     Net income (loss)                                          $      (587,847)  $       387,539

     Net earnings (loss) per share from continuing operations   $        (0.001)  $        (0.001)
                                                                ================  ================
     Net total earnings (loss) per share                        $        (0.001)  $         0.001
                                                                ================  ================

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.



15.     COMPANY'S OPERATIONS ARE CLASSIFIED INTO TWO PRINCIPAL REPORTABLE
        -----------------------------------------------------------------
SEGMENTS: PROFESSIONAL EMPLOYMENT ORGANIZATION AND PHARMACY OPERATIONS
----------------------------------------------------------------------

The Company manages its operations through two business segments: professional employment organization and pharmacy operations.

The Company evaluates performance based on net operating profit. The operating segments do not share staff or facilities. Additionally, no materials and/or services are provided to one operating segment by the other. The costs of operating each segment are captured discretely within each segment. The
Company's property and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


15.     COMPANY'S OPERATIONS ARE CLASSIFIED INTO TWO PRINCIPAL REPORTABLE
        -----------------------------------------------------------------
SEGMENTS: PROFESSIONAL EMPLOYMENT ORGANIZATION AND PHARMACY OPERATIONS
----------------------------------------------------------------------
(CONTINUED)
-----------

Summary  financial  information  for  the two reportable segments is as follows:

                                                      2003               2002
                                                -----------------  ----------------
          Pharmacy Operations:
            Net sales                           $        250,263   $        696,248
            Operating gain (loss)                       (143,211)            51,138
            Property and equipment                        90,708                  -
            Accounts receivable                                -            212,896
            Inventory                                     43,567                  -

          Professional Employment Operations:
            Net sales                           $        233,146   $              -
            Operating gain (loss)                        (21,391)                 -
            Property and equipment                        45,013                  -
            Accounts receivable                            5,450                  -
            Inventory                                          -                  -



16.     AMENDMENT  TO  CERTIFICATE  OF  INCORPORATION  TO  DECREASE  NUMBER  OF
        -----------------------------------------------------------------------
AUTHORIZED SHARES
-----------------

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

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


17.  2003  CONSULTING  AND  LEGAL  SERVICES  PLAN
     --------------------------------------------

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

For purposes of the Plan, the Board of Directors is authorized to sell or award up to 140,000,000 shares and/or options of the Company's Common Stock, $0.001 par value per share ("Common Stock").

All key consultants and qualified legal service providers to the Company and any of its subsidiaries are eligible to participate in the Plan.

The Board approved the issuance of 140,000,000 shares to various consultants under the terms of the Plan.



18.  SUBSEQUENT  EVENTS
     ------------------

In March 2003, EntreMetrix entered into an operating lease agreement for office space in Irvine, California. The space is approximately 1,500 square feet. Payments under the lease will be $3,600 per month, and will commence on April 1, 2003, and will continue through the initial lease term of one year.

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

Our work force is expected to stay flat or increase at a rate equal to actual increases of our business operations.

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

RESULTS OF OPERATIONS


     Three Months Ended March 31, 2003 Compared to March 31, 2002
     ------------------------------------------------------------

For the three months ended March 31, 2003 and 2002, revenues were approximately $483,409 and $698,883 respectively, for a decrease of $215,474. The decrease consists of a $448,338 decrease in pharmacy related sales due to the shutting down of Classic Care Pharmacy offset by $232, 864 of two weeks in sales from Entremetrix.

Cost of goods sold for the three month period ending March 31, 2003 was $465,046 compared to $562,263 for the same period prior year for a decrease of $97,217. The decrease consists of a decrease in pharmacy costs of $315,849 due to the closing of classic Care Pharmacy offset by Entremetrix client costs $218,629.

Gross profit for products and services was $18,363 for the three months ended March 31, 2003, a decrease of $118,257 over the prior period. The decrease was mainly attributable to the closing of Classic Care Pharmacy.
The gross profit percentage rate for the three month period ended March 31, 2003 was 3.8% compared to 19.5% for the same period prior year. The percentagedecrease was mainly attributable to the Pharmaceutical business being behind in billing MediCal for the month of March

SG&A expense for the three month period ended March 31, 2003 was $560,513 for an increase of $336,927 from the same period prior year. The increase is mainly attributable to expenses related to the acquisitions of Sespe pharmacy and Entremetrix.

Interest expense the three month period ended March 31, 2003 was $33,252 compared to $51,247 for the comparable three month period prior year. The decrease is due to a reduction of the convertible debt.

No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through March 31, 2003, the Company incurred a net operating loss for tax purposes of approximately $558,237. The net operating loss carry forward may be used to reduce taxable income through the year 2013. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.


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

On March 31, 2003 the Company had assets of $3,484,791 compared to $285,182 on December 31, 2002, an increase of $3,199,609. The increase mainly consists of $2,906,985 of goodwill due to the Entremetrix acquisition, and increases in PP&E of $132,415 and prepaid expenses of $114,036 due to the acquisitions of Sespe
Pharmacy and Entremetrix.   The Company had a total stockholders' equity of
$(2,129,678) on March 31, 2003 compared to equity of $(2,138,445) on December 31, 2002, an increase of $8,767.

As of March 31, 2003 the Company's working capital position decreased $3,030,634 from a negative $2,165,750 at December 31, 2002 to a negative $5,196,384 at March 31, 2003. The decrease is primarily a result of a $2,500,000 promissory note due to the acquisition of EntreMetrix.

Net cash used by operating activities for the three months ended March 31, 2003 amounted to $23,588 which mainly consists of the quarterly net loss $(543,276) offset by common stock issued for professional service of $299,944, accounts receivables of $64,248 and accounts payables of $178,339.

Net cash used by investing activities for the three months ending March 31, 2003 amounted to $25,576 which was cash acquired in the acquisition of Entremetrix.

Financing activities for the three months ending March 31, 2003 generated net cash of $43,487, consisting of proceeds from issuing notes and a loan.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a net working deficit of $5,196,384 for the three months ended March 31, 2003. Additionally, the Company must raise additional capital to meet its working capital needs subsequent to the spin-off of Classic Care. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions.


ITEM  3.  CONTROLS  AND  PROCEEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------

Within the 90 days prior to March 31, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS
----------------------------

There were no significant changes in the Company's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

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

ITEM 2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the Quarter ending March 31, 2003, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

On February 7, 2003, a holder of the Company's 8% convertible debentures elected to convert an aggregate of $1,776 principal amount of the debentures and $324 of related interest into 3,000,000 shares of the Company's common stock on March 21, 2003.

ITEM 3.     DEFAULTS  UPON  SENIOR  SECURITIES

None


ITEM 4.     SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

The following actions were taken pursuant to the written consent of a majority of our shareholders, dated March 28, 2003, in lieu of a special meeting of the shareholders. The effective dated is pending until we clear all comments received from the SEC pursuant to their review of the informational proxy.

     1. amendment of our certificate of incorporation to provide for a stock combination (reverse split) of the Common Stock in an exchange ratio to be approved by the Board, ranging from one newly issued share for each two outstanding shares of Common Stock to one newly issued share for each two hundred outstanding shares of Common Stock.

     2. the ratification of the appointment of Pohl, McNabola & Berg, LLP as our independent accountants for the current fiscal year.


ITEM 5.     OTHER  INFORMATION

None


ITEM 6      EXHIBITS  AND  REPORTS  ON  FORM  8-K:


a)   Exhibits

     1. 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 - CEO
     2. 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 - CFO


(b)  Reports on Form 8-K:

     January 30, 2003    Item 2: Acquisition of Sespe Pharmacy by Kaire's
                         subsidiary Effective Health on January 23, 2003.

                         Item 5. Change of address of Corporate office to 8135 Clyborn Avenue, Sun Valley, California 91352.

     March 20, 2003      Item 2: Acquisition of Entremetrix by Kaire's
                         subsidiary YesRx.com on March 14, 2003.

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

Date:  May 20, 2003

                   /s/  Steven Westlund
                   ------------------------------
                        Steven Westlund
                      Chief Executive Officer

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

Date:  May 20, 2003
                           /s/  Steven Westlund
                           ------------------------------
                                Steven Westlund
                           Chief Financial Officer

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


                          KAIRE HOLDINGS INCORPORATED.
                          ----------------------------
                                  (Registrant)



Date:  May 20, 2003       By:  /s/Steven  R. Westlund
                               ----------------------
                                  Steven  Westlund
                                  Chief  Executive  Officer,  Chairman