Form 10QSB
period 2003-06-30
KAIRE HOLDINGS INC
filed 2003-08-20
CIK 822997

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-21384

                          KAIRE HOLDINGS INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      13-3367421
          --------                                      ----------
 (State or other jurisdiction of                     (I.R.S. employer
  incorporation or organization)                  identification number)

                8135 Clybourn Avenue Sun Valley, California 91352
               (Address of principal executive offices) (Zip Code)

       Registrant's Telephone number, including area code: (818) 255-4996

--------------------------------------------------------------------------------
   (former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class of Common Stock                          Outstanding at June 30, 2003
---------------------                          ----------------------------
$.001 par value                                883,484,683 shares


Transitional Small Business Disclosure Format Yes [ ] No [X]

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                           KAIRE HOLDINGS INCORPORATED

                                      Index


PART I - FINANCIAL INFORMATION
         Item 1. Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at
                     December 31, 2002 and June 30, 2003 (unaudited)

                  Condensed  Consolidated  Statements of Operations  (Unaudited)
                          for the three months ended June 30, 2002 and 2003

                  Condensed Consolidated Statements of Operations (Unaudited)
                           for the six months ended June 30, 2002 and 2003

                  Condensed  Consolidated  Statements of Cash Flows  (Unaudited)
                     for the three months ended June 30, 2002 and 2003

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

         Item 5   Other Information

         Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                           KAIRE HOLDINGS INCORPORATED
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                                  JUNE 30, 2003

                                 C O N T E N T S
--------------------------------------------------------------------------------



Consolidated Balance Sheets                                    1 - 2

Consolidated Statements of Operations                          3

Consolidated Statements of Cash Flows                          4 - 6

Notes to Consolidated Financial Statements                     7 - 23

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002


                                     ASSETS

                                                                  June 30, 2003  December 31, 2002
                                                                  -------------  -----------------
                                                                    (unaudited)     (audited)
Current assets
   Cash and cash equivalents                                        $   86,380      $   20,356
   Accounts receivable (net of allowance for doubtful accounts
     of $0 and $0 in 2003 and 2002, respectively)                        2,471          22,267
   Other receivables                                                   133,090         156,782
   Advances to shareholders                                              2,750              --
   Inventory                                                            92,500              --
   Deposits                                                             54,789          53,919
   Prepaid expenses                                                     52,726              --
   Current assets - discontinued operations, net                            --           4,553
                                                                    ----------      ----------

     Total current assets                                              424,706         257,877
                                                                    ----------      ----------

Other assets
   Property and Equipment, net of accumulated depreciation             158,289          27,305
   Goodwill                                                          2,906,985              --
                                                                    ----------      ----------

     Total other assets                                              3,065,274          27,305
                                                                    ----------      ----------

         Total assets                                               $3,489,980      $  285,182
                                                                    ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                       JUNE 30, 2003 AND DECEMBER 31, 2002


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         June 30, 2003        December 31, 2002
                                                                       -------------------  -----------------------
                                                                           (unaudited)             (audited)
 Current Liabilities
   Accounts payable and accrued expenses                                        1,363,000                 754,875
   Income tax payable                                                               6,200                   4,800
   Loans payable                                                                  232,978                       -
   Notes payable - related parties                                                  5,296                     200
   Note payable - acquisition                                                   2,500,000                       -
   Payable to shareholders                                                         39,086                  27,618
   Liabilities of discontinued operations                                         698,816                 757,868
   Convertible notes - current portion                                            888,570                 878,266
                                                                       -------------------  -----------------------

     Total current liabilities                                                  5,733,946               2,423,627

                                                                       -------------------  -----------------------
       Total liabilities                                                        5,733,946               2,423,627
                                                                       -------------------  -----------------------

Stockholders' equity
   Common stock, $0.001 par value
     900,000,000 shares authorized; 883,484,863
     and 432,738,198 shares issued and outstanding, respectively                  883,485                 432,739
   Additional paid in capital                                                  37,160,494              37,032,335
   Accumulated deficit                                                        (40,287,945)            (39,603,519)
                                                                       -------------------  -----------------------

       Total stockholders' equity                                              (2,243,966)             (2,138,445)
                                                                       -------------------  -----------------------

         Total liabilities and stockholders' equity
                                                                        $       3,489,980   $             285,182
                                                                       ===================  =======================

   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE AND SIX MONTHS ENDED JUNE, 2003 AND 2002


                                                              Three months ended June 30,         Six months ended June 30,
                                                            --------------------------------- ----------------------------------
                                                                 2003             2002             2003              2002
                                                            --------------- ----------------- ---------------- -----------------
                                                             (unaudited)       (unaudited)      (unaudited)        (unaudited)
Net revenues                                                $    1,777,233  $       435,703   $    2,260,642    $     1,134,586
Cost of goods sold                                              (1,589,615)        (609,614)      (2,054,661)        (1,171,877)
                                                            --------------- ----------------- ---------------- -----------------
     Gross profit                                                  187,618         (173,911)         205,981            (37,291)
                                                            --------------- ----------------- ---------------- -----------------

Operating expenses
   Salaries                                                        162,215          128,242          245,979            194,875
   Depreciation and amortization                                     9,484           22,055           25,571             38,104
   General and administrative                                      125,234          547,353          572,770            677,767
   Selling expense                                                     871            1,341            3,005              6,003
   Rent                                                             20,550           16,197           47,629             38,074
                                                            --------------- ----------------- ---------------- -----------------
     Total operating expenses                                      318,354          715,188          894,954            954,823
                                                            --------------- ----------------- ---------------- -----------------
Loss from operations                                              (130,736)        (889,099)        (688,973)          (992,114)
                                                            --------------- ----------------- ---------------- -----------------

Other income (expenses)
   Interest expense                                                (46,804)         (64,632)         (80,030)          (115,879)
   Miscellaneous income                                             20,511            7,341           27,705              7,341
   Shareholder fees                                                   (125)           1,260             (125)           (50,520)
                                                            --------------- ----------------- ---------------- -----------------

     Total other income (expenses)                                 (26,418)         (56,031)         (52,450)          (159,058)
                                                            --------------- ----------------- ---------------- -----------------

Loss from continuing operations before income taxes               (157,154)        (945,130)        (741,423)        (1,151,172)

Provision for income taxes                                            (654)               -           (1,454)              (600)
                                                            --------------- ----------------- ---------------- -----------------

Loss from continuing operations                                   (157,808)        (945,130)        (742,877)        (1,151,772)
                                                            --------------- ----------------- ---------------- -----------------

Discontinued operations
   (Loss) Income from operations of discontinued segment
     (net of income tax expense of $200 in 2003 and 2002)           16,658           54,680           16,458            648,860

   Gain on disposal of assets of discontinued segment
     (net of income tax expense of $0 in 2003 and 2002)                  -         (100,000)          41,993           (100,000)
                                                            --------------- ----------------- ---------------- -----------------

Net Loss
                                                            $     (141,150) $      (990,450)  $     (684,426)   $      (602,912)
                                                            =============== ================= ================ =================

(Loss) earnings per weighted average share of common stock
  outstanding
     From continuing operations                             $       (0.00)  $        (0.00)   $        (0.00)   $        (0.00)
     From discontinued operations                                    0.00            (0.00)             0.00              0.00
                                                            --------------- ----------------- ---------------- -----------------
       Total (loss) earnings per share                      $       (0.00)  $        (0.00)   $        (0.00)   $        (0.00)
                                                            =============== ================= ================ =================

Weighted-average shares outstanding -basic and diluted         883,484,863      344,574,808      698,542,938        338,367,993
                                                            =============== ================= ================ =================

   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE, 2003 AND 2002


                                                                                 2003               2002
                                                                          ------------------- -----------------

Increase (decrease) in cash and cash equivalents
   Net loss                                                                $       (684,426)   $     (602,911)
   Adjustments to reconcile net loss to net cash used
      in operating activities
         Depreciation and amortization                                               25,571            38,104


         Amortization of warrant and bond issuance discount                          12,081            45,874
         Common stock issued for professional services                              299,944           120,733
         Common stock issued for payment of interest                                    324            11,946

         Loss on disposal of assets                                                       -               937

         (Income) loss from operations of discontinued operations                   (16,458)         (648,860)
         (Gain) Loss on disposition of assets of discontinued operations            (41,993)          100,000

         Change in net assets and liabilities of discontinued operations            (54,499)        1,142,960


         Other                                                                       27,335               370
         Non-cash other income                                                        5,541            (7,341)
                                                                          ------------------- -----------------

         Total adjustments to net income                                   $       (426,580)   $      201,812
                                                                          ------------------- -----------------

Cash flow from operating activities:
   Changes in operating  assets and  liabilities net of effects from purchase of entreMetrix, Inc.:
      Trade accounts receivable                                            $         67,227    $            -
      Deposits                                                                         (225)                -
      Other receivables and assets                                                   40,041                 -

      Prepaids                                                                       61,310                 -
      Inventory                                                                     (76,432)                -
      Income and sales tax payable                                                    1,400               800

      Accounts payable and accrued expenses                                         345,505           (25,796)
                                                                          ------------------- -----------------

             Cash flow generated by (used in) operating activities         $         12,246    $      176,816
                                                                          ------------------- -----------------

Cash flow from investing activities:
   Purchase of property and equipment                                      $         (5,232)   $            -
   Cash acquired in acquisition of entreMetrix, Inc.                       $         27,576    $            -
                                                                          ------------------- -----------------

             Net cash generated by (used in) investing activities          $         22,344    $            -
                                                                          ------------------- -----------------

Cash flow from financing activities:
   Proceeds from notes payable - shareholders                              $         11,468    $            -
   Payments on notes payable - shareholders                                               -          (203,958)
   Proceeds from loans                                                                7,435                 -
   Proceeds from notes payable - related parties                                      5,096                 -

   Short-term notes payable                                                           7,435                 -
                                                                          ------------------- -----------------
             Net cash generated by (used in) financing activities          $         31,434    $     (203,958)
                                                                          ------------------- -----------------

   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002



                                                                                 2003               2002
             Net (decrease) increase in cash                              ------------------- -----------------
             and cash equivalents                                          $         66,024    $       (27,142)
                                                                          ------------------- -----------------

             Cash and cash equivalents at beginning of year                          20,356             62,707
                                                                          ------------------- -----------------

             Cash and cash equivalents at end of period                    $         86,380    $        35,565
                                                                          =================== =================
Supplementary disclosures of cash flow information
   Cash paid during the year for
      Interest                                                             $              -    $         5,398
                                                                          =================== =================
      Income taxes                                                         $              -    $         3,200
                                                                          =================== =================


Supplemental schedule of non-cash investing and financing activities: During the six months ended June 30, 2003, the Company entered into the following non-cash transactions:

   Issued 3,000,000 shares of common stock for conversion of $1,776 of notes payable, and $324 of accrued interest.

   Issued 182,738,202 shares of common stock for legal and consulting services valued at $299,944

   In January 2003, the Company acquired assets of
      Sespe Pharmacy
          Inventory                                                        $         81,068
          Property and equipment                                                    100,000
                                                                          -------------------
             Assets acquired                                                        181,068
                                                                          -------------------

             Cash paid                                                              (65,000)
             Notes payable                                                         (116,068)
                                                                          -------------------
             Net                                                           $              -
                                                                          ===================

   In March 2003, the Company acquired entreMetrix, Inc. for 250 million shares of common stock and a note payable for $2.5 million
          Cash acquired in transaction                                     $         27,576
          Accounts receivable                                                           958
          Prepaid expenses and other assets                                         135,253
          Goodwill                                                                2,906,985
          Property and equipment                                                     51,323
          Accounts payable and accrued expenses                                    (262,620)
          Notes payable                                                            (109,475)
          Issuance of common stock - acquisition                                   (250,000)
          Note payable - acquisition                                             (2,500,000)
                                                                          -------------------
                                                                           $              -
                                                                          ===================

   The accompanying notes are an integral part of these financial statements.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


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

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


1. Summary of Significant Accounting Policies

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

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


1. Summary of Significant Accounting Policies (continued)

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


Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Kaire and its wholly-owned subsidiaries (collectively the "Company"), a publicly-traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The Company's subsidiaries include Effective Health, Inc. (dba Sespe Pharmacy), Classic Care, Inc. (dba Classic Care Pharmacy) and entreMetrix, Inc. Intercompany accounts and transactions have been eliminated upon consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended June 30, 2003, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The Company's fiscal year ends on December 31 each year.

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

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


1. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include amounts invested in a money market account with a financial institution. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.


Concentration of Cash

The Company at times during the year maintained cash balances in excess of the federally insured limit of $100,000 per institution. There were no uninsured balances as of June 30, 2003 and December 31, 2002.


Revenue Recognition

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

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003



1. Summary of Significant Accounting Policies (continued)

Net Loss Per Share

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

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


1. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

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


Comprehensive Income (Loss)

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). This pronouncement establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No.
87. The Company,  however,  does not have any components of comprehensive income
(loss) as defined by SFAS 130 and therefore, for the six months ended June 30, 2003 and 2002, comprehensive loss is equivalent to the Company's net loss.


Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing costs for the six months ended June 30, 2003 and 2002 were $1,801, and $17,734,respectively.


Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


1. Summary of Significant Accounting Policies (continued)

Segment and Geographic Information

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

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No.123, the Company will continue to report pro forma expense amounts for the fair market value of stock options newly granted to employees.



2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a net working deficit of $5,196,384 for the six months ended June 30, 2003. Additionally, the Company must raise additional capital to meet its working capital needs subsequent to the spin-off of Classic Care. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


2. Going Concern (continued)

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



4. Inventories

Inventories consist of pharmaceuticals, medical supplies and equipment of $92,500 at June 30, 2003. The Company regularly checks its inventory for any expired or obsolete pharmaceuticals.



5. Common Stock Transactions

The common stock transactions during the six months ended June 30, 2003 were as follows:

     o On February 7, 2003, a holder of the Company's 8% convertible debentures elected to convert an aggregate of $1,776 principal amount of the debentures and $324 of related interest into 3,000,000 shares of the Company's common stock on March 21, 2003.

     o During the period ending June 30, 2003, the Company issued 57,746,665 shares of its common stock to various consultants in lieu of cash payments for services rendered. The aggregate value of services was $103,944.

     o The Company issued 140,000,000 shares of its common stock under the terms of the 2003 Legal and Consulting Services Plan. The common stock issued had an approximate market value of $196,000.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003



5. Common Stock Transactions (continued)

     o The Company issued 250,000,000 shares of its common stock, which had an approximate market value of $250,000, in connection with the acquisition of entreMetrix, Inc.

The common stock transactions during the six months ended June 30, 2002 were as follows:

     o The Company converted $127,240 in convertible notes payable and $11,946 of related interest into 59,862,127 shares of its common stock.

     o The Company issued 850,000 shares of common stock, with a market value of $24,625, for consulting services provided to the Company. Additionally, these three officers converted their stock options for 6,666,667 shares of common stock, and the Company recognized $389,216 in compensation expense.

     o    The Company  converted  stock  options into  54,970,000  shares of its
          common  stock  in  a  cash-less   conversion.   The  Company  recorded
          consulting expense of $120,733.


6. Related Party Transactions

The following transactions occurred between the Company and certain related parties:

Profit Ventures, Inc.

Mr. Joel Rubenstein was the Managing Director of Classic Care, and his spouse is a shareholder in the Company. Mr. Rubenstein is also a trustee of the Shagrila Trust, which is the parent company of Profit Ventures, Inc. In 2000, Classic Care, entered into an agreement with Profit Ventures, Inc., to purchase products from Classic Care. Sales to Profit Ventures were $0 and $201,954 for the six months ended June 30, 2003 and 2002, respectively. Sales to Profit represented 0% of the Company's total revenue from continuing operations for the six months ended June 30, 2003 and 2002.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2003, and December 31, 2002, consisted of the following:

                                                                            2003                  2002
                                                                       -----------------    ------------------
         Accounts payable                                              $       184,037      $        113,221
         Accrued professional and related fees                                  85,055                75,055
         Accrued compensation and related payroll taxes                        233,587               233,587
         Accrued interest payable                                              412,444               394,599
         Other accrued expenses                                                447,877               400,540
                                                                       -----------------    ------------------

                    Total                                              $     1,363,000      $      1,217,002
                                                                       =================    ==================

8. Convertible Notes Payable and Debentures

Convertible debentures consists of the following at June 30, 2003, and December 31, 2002:

                                                                                         2003                2002
                                                                                   -----------------    ----------------
8% convertible  subordinated  debentures,  due in October 2002,  convertible into  $       390,000      $      390,000
shares  of  common  stock at any time  prior to  maturity.  Interest  is  payable quarterly, and principal is due at maturity.

8% convertible  subordinated  debentures,  due in January 2003,  convertible into shares  of  common  stock at any time  prior to  maturity.  Interest  is  payable
quarterly, and principal is due at maturity.                                               310,000             310,000

8% convertible subordinated debentures,  due in May 2002, convertible into shares of common  stock at any time prior to  maturity.  Interest is payable  quarterly,
and principal is due at maturity.                                                          117,570             119,347

10% convertible subordinated debentures,  due on demand,  convertible into shares
of  common   stock  at  any  time  prior  to   maturity.   Interest   is  payable
semi-annually, and principal is due at maturity.                                            71,000              71,000
                                                                                   -----------------    ----------------

                                                                                           888,570             890,347

Less:  Unamortized Discount                                                                      -             (12,081)
                                                                                   -----------------    ----------------

Total debt                                                                                 888,570             878,266

Less: current portion                                                                     (888,570)           (878,266)
                                                                                   -----------------    ----------------

Convertible debentures, less current portion                                       $              -     $            -
                                                                                   =================    ================

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


9. Income Taxes

The significant reason for the difference between the customary relationship between income tax expense and pre-tax accounting income for the six months ended June 30, 2003, was due to net operating loss carryforwards available to offset federal and state income taxes. For the six months ended June 30, 2003 and 2002, the Company had recorded a valuation allowance against its deferred tax assets, thus no deferred tax benefit was recorded.



10. Commitments and Contingencies

Litigation

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

Except as otherwise specifically indicated above, management believes that the Company doesn't have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of June 30, 2003. However, there can be no assurance that the Company will prevail in any of the above proceedings. In addition, the Company may be required to continue to defend itself, resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing, an unfavorable settlement or judgment could be awarded against the Company, which could have a material adverse effect upon the Company.


Other Litigation

The Company was involved in various legal actions arising in the normal course of business. Such matters did not have a material effect upon the financial position of the Company.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


10. Commitments and Contingencies (continued)

Leases

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

In June of 2002, the Company leased a 7,334-square-foot building located at 8135 Clybourne Ave, Sun Valley, CA 91352, to serve as their corporate headquarters and storage facility. The lease is for a period of two years, ending June 2004, with monthly lease payments of $3,420. The Company subleases on a month-to-month basis approximately one half of the facility to Digital Media Group, Inc, a related company that is owned by the Company's CEO and Chairman, Steve Westlund.

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

Rent expense for the six-month periods ended June 30, 2003 and 2002 was $47,629 and $38,074, respectively.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


10. Commitments and Contingencies (continued)

Employment Agreements

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

The Company has accrued amounts due under the above compensation agreement of $222,540 as of June 30, 2003.


Consulting Agreements

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

11. Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. Earnings per share-dilutive does not include the effect of potentially dilutive securities for the six-month periods ended June 30, 2003 and 2002 respectively. The loss from operations for the three- and six-month periods ended June 30, 2003 and 2002, make these securities anti-dilutive.

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

12. Discontinued Operations

In December 2002, the Company decided to discontinue operations at its Classic Care subsidiary, a pharmacy, and conduct a voluntary dissolution of Classic Care. In May 2002, the Company transferred its long-term care services business to the original shareholders of Classic Care. The expected disposal date of Classic Care is May 2003. Classic Care's sales for the six months ended June 30, 2003 and 2002, were $8,266 and $6,684,997, respectively. The Company does not anticipate significant operating loss during the phase-out period. The results of Classic Care's operations have been reported separately as discontinued operations in the Statements of Operations. Prior period financial statements for 2002 have been restated to present the operations of the division as a discontinued operation.

In the six months ended June 30, 2003, the Company recognized a loss of $0 due to the disposal value of the inventory.

The net assets (liabilities) of the discontinued operations have been recorded at their estimated net realizable value under the caption "Net assets (liabilities) of discontinued operations" in the accompanying Balance Sheets at June 30, 2003, and December 31, 2002, and consist of the following:

                                                                         2003                 2002
                                                                   -----------------    -----------------
           Inventories                                             $             -      $         3,000
           Property and equipment, net                                           -                1,553
                                                                   -----------------    -----------------
            Total assets                                                         -                4,553
                                                                   -----------------    -----------------

           Accounts payable                                               (685,050)            (674,240)
           Accrued liabilities                                             (13,766)             (13,766)
           Capital leases                                                        -              (69,862)
                                                                   -----------------    -----------------
           Total liabilities                                              (698,816)            (757,868)
                                                                   -----------------    -----------------
           Net liabilities of discontinued operations              $      (698,816)     $      (753,315)
                                                                   =================    =================


13. Purchase of Assets of Sespe Pharmacy

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

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


13. Purchase of Assets of Sespe Pharmacy

The following table presents the allocation of the purchase price, including related acquisition costs, to the assets and liabilities acquired:


Inventory                              $ 81,068
Property and equipment                  100,000
                                       --------
    Total purchase price               $181,068
                                       ========

14. Acquisition of entreMetrix, Inc.

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
                                                                  ==========

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


14. Acquisition of entreMetrix, Inc. (continued)

The allocation of the purchase price is based on preliminary data and could change when final valuation information is obtained.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of entreMetrix, Inc. had occurred at January 1, 2002:

                                                                       June 30, 2003          June 30, 2002
                                                                     -------------------    ------------------
    Sales                                                            $       2,260,642      $      1,134,586
    Net income (loss) from continuing operations                     $        (228,380)     $       (813,449)
    Net income (loss)                                                $        (211,722)     $       (754,998)

    Net earnings (loss) per share from continuing operations         $           (0.00)     $          (0.00)
                                                                     ===================    ==================
    Net total earnings (loss) per share                              $           (0.00)     $           0.00
                                                                     ===================    ==================


The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

15. Company's  Operations Are Classified Into Two Principal Reportable Segments:
Professional Employment Organization and Pharmacy Operations

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

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


15. Company's  Operations Are Classified Into Two Principal Reportable Segments:
Professional Employment Organization and Pharmacy Operations (continued)

Summary financial information for the two reportable segments is as follows:

                                                                   2003                     2002
                                                            --------------------    ----------------------
             Pharmacy Operations:
                 Net sales                                  $           525,028     $          1,130,346
                 Operating gain (loss)                                  (92,258)                (545,064)
                 Property and equipment                                  85,210                        -
                 Accounts receivable                                          -                  215,694
                 Inventory                                               92,500                        -

             Professional Employment Operations:
                 Net sales                                  $         1,727,193     $                  -
                 Operating gain (loss)                                 (118,000)                       -
                 Property and equipment                                  44,625                        -
                 Accounts receivable                                      2,471                        -
                 Inventory                                                    -                        -




16. Amendment to Certificate of Incorporation to Decrease Number of Authorized Shares

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

                  KAIRE HOLDINGS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


17. 2003 Consulting and Legal Services Plan

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



18. Subsequent Events

The Company issued 15,000,000 shares of its common stock to a consultant for providing management and financial consulting services. The market value of the services received were $22,500.

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

Short Terms Goals

     o    Complete the re-capitalization of Kaire.

     o    Achieve full integration of recent acquisitions

     o    Continue marketing efforts to build revenue.

     o    Redeem the outstanding convertible debentures.

     o    Develop next generation of support and benefit programs.

Long Term Goals

     o    Introduce next generation programs and services.

     o Establish internet based national program support and information network

     o    Integrate next generation support and benefit programs.

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

Results of Operations


      Three and Six Months Ended June 30, 2003 Compared to June 30, 2002

For the three and six months ended June 30, 2003, revenues were approximately $1,777,233 and $2,260,642 respectively, for an increase of $1,341,530 and $1,126,056 respectively for the same period in 2002. The increase is primarily due to the acquisition of Entremetrix.

Cost of goods sold for the three and six month period ending June 30, 2003 was $1,589,615 and $2,054,661 respectively, for an increase of $980,001 and of $882,784 over the same periods in 2002. This increase is primarily due to the acquisition of Entremetrix.

Gross profit for products and services was $187,618 and $205,981 for the three and six months ended June 30, 2003, an increase of $361,529 and $243,272 over the same prior periods. The gross profit percentage rate for the three and six month ended June 30, 2003 was 10.6% and 9.1% respectively compared to a gross profit percentage loss of 40% and 3.3% for the same period prior year.

Operating expenses for the three and six month period ended June 30, 2003 was $318,354 and $894,954 respectively for decrease of $396,834 and $89,869 from the same period prior year. The decrease is mainly attributable to the reduction of General and Administrative expenses of $422,119 and $104,997 for the three and six month ended June 30, 2003 compared to the same prior periods in 2002. This decrease is slightly offset by an increase in salaries of $33,973 and $51,104 for the three and six month ended June 30, 2003. Interest expense the three and six month period ended June 30, 2003 was $46,804 and $80,030 respectively for a decrease of $17,828 and $35,849 for the comparable three and six month period prior year. The decrease is due to a reduction of the convertible debt.

No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through June 30, 2003, the Company incurred a net operating loss for tax purposes of approximately $684,426. The net operating loss carry forward may be used to reduce taxable income through the year 2013. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.

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

On June 30, 2003 the Company had assets of $3,489,980 compared to $285,182 on December 31, 2002, an increase of $3,204,798. The increase mainly consists of $2,906,985 of goodwill due to the Entremetrix acquisition, and increases in PP&E of $130,984 and prepaid expenses of $52,726 due to the acquisitions of Sespe Pharmacy and Entremetrix. The Company had a total stockholders' equity of $(2,243,966) on June 30, 2003 compared to equity of $(2,138,445) on December 31, 2002, an increase of $105,521.

As of June 30, 2003 the Company's working capital position decreased $3,143,490 from a negative $2,165,750 at December 31, 2002 to a negative $5,309,240 at June 30, 2003. The decrease is primarily a result of a $2,500,000 promissory note due to the acquisition of EntreMetrix and an increase in loans payable of 232,978.

Net cash used by operating activities for the six months ended June 30, 2003 amounted to $12,246 which mainly consists of the quarterly net loss $(684,426) offset by common stock issued for professional service of $299,944, accounts receivables of $67,227 and accounts payables of $345,505.

Net cash used by investing activities for the six months ending June 30, 2003 amounted to $22,344 which was cash acquired in the acquisition of Entremetrix of 27,576 offset by purchases of property and equipment of 5,232.

Financing activities for the six months ending June 30, 2003 generated net cash of $31,434, consisting of proceeds from issuing notes and a loan.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a net working deficit of $5,309,240 for the six months ended June 30, 2003. Additionally, the Company must raise additional capital to meet its working capital needs subsequent to the spin-off of Classic Care. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions.

ITEM 3.  CONTROLS AND PROCEEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to June 30, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Patent Claim

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

H.D. Smith Wholesale Drug Company - Action for breach of contact and other various causes of action

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherwitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care. H.D. Barnes is seeking $430,205 plus interest. Kaire feels this is a Classic Care issue and very little if any of the amount owned relates to Kaire Holdings. This case is still in the discovery stage.

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


Item 3. Defaults Upon Senior Securities

None


Item 4. Submission of Matters of a Vote to Security Holders

The following actions were taken pursuant to the written consent of a majority of our shareholders, dated March 28, 2003, in lieu of a special meeting of the shareholders. The effective date is expected to be approximately August 29, 2003.

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


Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K:


a) Exhibits

     31.1 Certification  of  the  Chief  Executive   Officer  pursuant  to  Rule
          13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)

     31.2 Certification  of  the  Chief  Financial   Officer  pursuant  to  Rule
          13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)

     32.1 Certification   of  the  Chief  Executive   Officer   pursuant  to  18
          U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

     32.2 Certification   of  the  Chief  Financial   Officer   pursuant  to  18
          U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)


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


                          KAIRE HOLDINGS INCORPORATED.
                                  (Registrant)


Date: August 19, 2003           By: /s/ STEVEN  R.WESTLUND
                                    ----------------------------------------
                                    Steven Westlund
                                    Chief Executive Officer, Chairman