Form 10QSB
period 2003-09-30
KAIRE HOLDINGS INC
filed 2003-12-23
CIK 822997

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

OR

[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 0-21384

KAIRE HOLDINGS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	13-3367421

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5520 Sespe Avenue, Suite D, Fillmore California	93015

(Address of principal executive offices)	(Zip Code)

Registrant's Telephone number, including area code: (805) 524-0024

8135 Clybourn Avenue Sun Valley, California 91352

Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes ☒            No ☐

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 30, 2003

$.20 par value	6,793,007 shares

Transitional Small Business Disclosure Format    Yes ☐    No ☒

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

KAIRE HOLDINGS INCORPORATED

Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Condensed Consolidated Balance Sheets at
December 31, 2002 and September 30, 2003 (unaudited)

Condensed Consolidated Statements of Operations
for the three and nine months ended September 30, 2002 (unaudited) and
2003 (unaudited)

Condensed Consolidated Statements of Cash Flows
for the nine months ended September 30, 2002 (unaudited) and 2003 (unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. CONTROLS AND PROCEEDURES

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2 Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters of a Vote to Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K:

SIGNATURES

Kaire Holdings Incorporated
And Subsidiaries

Consolidated Financial Statements
For The Three and Nine Months Ended
September 30, 2003

C O N T E N T S

Consolidated Balance Sheets	1–2

Consolidated Statements of Operations	3

Consolidated Statements of Cash Flows	4–5

Notes to Consolidated Financial Statements	6–22

The accompanying notes are an integral part of these financial statements.

Kaire Holdings Incorporated And Subsidiaries Consolidated Balance Sheets September 30, 2003 and December 31, 2002

ASSETS

	September 30, 2003	December 31, 2002

	(unaudited)	(audited)
Current Assets
Cash and cash equivalents	$60,274	$20,356
Accounts receivable (net of allowance for doubtful accounts
of $0 and $0 in 2003 and 2002, respectively)	2,796	22,267
Other receivables	131,857	156,782
Advances to shareholders	2,750	-
Inventory	74,142	-
Deposits	60,162	53,919
Prepaid expenses	1,547	-
Current assets - discontinued operations, net	-	4,553

Total Current Assets	333,528	257,877

Other Assets
Property and equipment, net of accumulated depreciation	138,352	27,305
Goodwill	2,906,985	-

Total Other Assets	3,045,337	27,305

Total Assets	$3,378,865	$285,182

The accompanying notes are an integral part of these financial statements. - 1 -

(continued)

Kaire Holdings Incorporated And Subsidiaries Consolidated Balance Sheets (continued) September 30, 2003 and December 31, 2002

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2003	December 31, 2002

	(unaudited)	(audited)

Current Liabilities
Accounts payable and accrued expenses	1,442,030	754,875
Income tax payable	7,000	4,800
Loans payable	209,436	-
Notes payable - related parties	5,746	200
Note payable - acquisition	2,500,000	-
Payable to shareholders	44,632	27,618
Liabilities of discontinued operations	698,816	757,868
Convertible notes - current portion	888,570	878,266

Total Current liabilities	5,796,230	2,423,627

Long term liabilities
Convertible notes payable and debentures	-	-
Capital leases-long term - discontinued	-	-

Total long term liabilities	-	-

Total Liabilities	5,796,230	2,423,627

Stockholders' equity
Common stock, $0.20 par value
900,000,000 shares authorized; 4,492,425
and 2,163,691 shares issued and outstanding, respectively	898,485	432,739
Common Stock Subscriptions Receivable	-	-
Additional paid in capital	37,167,994	37,032,335
Accumulated deficit	(40,483,844)	(39,603,519)

Total Stockholders' Equity	(2,417,365)	(2,138,445)

Total Liabilities and Stockholders' Equity	$3,378,865	$285,182

The accompanying notes are an integral part of these financial statements. - 2 -

Kaire Holdings Incorporated And Subsidiaries Consolidated Statements of Operations For the Three and nine Months Ended June 30, 2003 and 2002

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$2,038,359	$480,693	$4,299,001	$1,615,279
Cost of goods sold	(1,844,951)	(372,687)	(3,899,612)	(1,544,564)

Gross Profit	193,408	108,006	399,389	70,715

Operating Expenses
Salaries	174,189	83,377	420,168	278,252
Depreciation and amortization	21,886	22,056	47,457	60,160
General and administrative	120,442	140,101	693,211	563,741
Selling expense	1,268	1,281	4,273	7,284
Rent	24,551	28,302	72,180	66,376

Impairment of goodwill	-	-	-	-

Total Operating Expenses	342,336	275,117	1,237,289	975,813

Loss from operations	(148,928)	(167,111)	(837,900)	(905,098)

Other Income (Expenses)
Interest expense	(46,626)	(3,129)	(126,656)	(73,134)
Miscellaneous income	-	18,258	27,705	25,599
Settlement of notes payable	-		-	-
Shareholder fees	-	(6,900)	(125)	(57,420)

Gain (loss) on investment	-	-	-	-

Total Other Income (Expenses)	(46,626)	8,229	(99,076)	(104,955)

Loss from continuing operations before income taxes	(195,554)	(158,882)	(936,976)	(1,010,053)

Provision for income taxes	(346)	-	(1,800)	(3,315)

Loss from continuing operations	(195,900)	(158,882)	(938,776)	(1,013,368)

Discontinued operations
(Loss) Income from operations of discontinued segment
(net of income tax expense of $200 in 2003 and 2002)	(1)	(25,391)	16,458	624,917

Gain (loss) on disposal of assets of discontinued
segment (net of income tax expense of $0
in 2003 and 2002)	-	-	41,993	(400,000)

Net Loss	$(195,901)	$(184,273)	$(880,325)	$(788,451)

(Loss) earnings per weighted average share of
common stock outstanding
From continuing operations	$(0.08)	$(0.09)	$(0.38)	$(0.56)
From discontinued operations	(0.00)	(0.01)	0.02	0.12

Total (loss) earnings per share	$(0.08)	$(0.11)	$(0.35)	$(0.44)

Weighted-average shares outstanding -basic and diluted	2,492,425	1,711,742	2,492,425	1,809,139

The accompanying notes are an integral part of these financial statements. - 3 -

Kaire Holdings Incorporated And Subsidiaries Consolidated Statements of Cash Flows For the Three and nine Months Ended June 30, 2003 and 2002

	2003	2002

Increase (decrease) in cash and cash equivalents
Net loss	$(880,325)	$(788,451)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	47,457	60,160
Debt issuance costs	-	68,811
Reserve for other receivables	-	-
Amortization of warrant and bond issuance discount	12,081	-
Common stock issued for professional services	322,444	180,733
Common stock issued for payment of interest	324	12,366
Common stock issued for other compensation	-	-
Loss on disposal of assets	-
Loss on investment	-
(Income) loss from operations of discontinued operations	(16,458)	-
(Gain) Loss on disposition of assets of discontinued operations	(41,993)	-
Loss provision - discontinued operations	-	400,000
Change in net assets and liabilities of discontinued operations	(54,499)	3,246
Gain on settlement of note payable	-
Impairment of goodwill	-
Other	(38,085)	5,708

Non-cash other income

Total adjustments to net income	$(649,054)	$(57,427)

Cash flow from operating activities:
Changes in operating assets and liabilities net of effects from purchase of
EntreMetrix, Inc.:
Trade accounts receivable	$19,471	$169,839
Deposits	(6,243)	(200)
Other receivables and assets	24,925	(414,667)
Amounts due from related parties	-	466,821
Prepaids	(1,547)	-
Inventory	(74,142)	556,510
Income and sales tax payable	2,200	2,400
Accrued interest on convertible notes
Accrued interest on notes payable - related parties
Accounts payable and accrued expenses	687,155	(383,874)

Cash flow generated by (used in) operating activities	$2,765	$339,402

Cash flow from investing activities:
Purchase of property and equipment	$(7,180)	$(48,815)
Cash acquired in acquisition of EntreMetrix, Inc.	27,576	-

Net cash generated by (used in) investing activities	$20,396	$(48,815)

Cash flow from financing activities:
Proceeds from notes payable - shareholders	$17,014	$-
Payments on capital leases	-	(48,965)
Payments on loans	(23,542)
Proceeds from loans	7,435	-
Proceeds from notes payable - related parties	5,546	-
Payments on notes payable - Classic Care shareholders	-	(203,958)
Common stock issued for options exercised	-	-
Subscriptions received	-	-
Proceeds from convertible debenture	10,304	-

Net cash generated by (used in) financing activities	$16,757	$(252,923)

(continued)

The accompanying notes are an integral part of these financial statements. - 4 -

Kaire Holdings Incorporated And Subsidiaries Consolidated Statements of Cash Flows (continued) For the Nine Months Ended September 30, 2003 and 2002

	2003	2002

Net (decrease) increase in cash
and cash equivalents	$39,918	$37,664

Cash and cash equivalents at beginning of year	20,356	62,707

Cash and cash equivalents at end of period	$60,274	$100,371

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$-	$5,398

Income taxes	$-	$3,200

Supplemental schedule of non-cash investing and financing activities:
During the nine months ended September 30, 2003, the Company entered into the following non-cash transactions:

Issued 15,000,000 shares of common stock for consulting services valued at $22,500

Issued 3,000,000 shares of common stock for conversion of $1,776 of notes payable, and $324 of accrued interest.

Issued 182,738,202 shares of common stock for legal and consulting services valued at $299,944

In January 2003, the Company acquired assets of
Sespe Pharmacy
Inventory	$81,068
Property and equipment	100,000

Assets acquired	181,068

Cash paid	(65,000)
Notes payable	(116,068)

Net	$-

In March 2003, the Company acquired EntreMetrix, Inc. for 250 million shares of common stock and a note payable for $2.5 million
Cash acquired in transaction	$27,576
Accounts receivable	958
Prepaid expenses and other assets	135,253
Goodwill	2,906,985
Property and equipment	51,323
Accounts payable and accrued expenses	(262,620)
Notes payable	(109,475)
Issuance of common stock - acquisition	(250,000)
Note payable - acquisition	(2,500,000)

$-

The accompanying notes are an integral part of these financial statements. - 5 -

(continued)

Kaire Holdings Incorporated And Subsidiaries Notes to Consolidated Financial Statements September 30, 2003

In March 2003, the Company returned $26,625 of vehicles under capital leases to the lessors.

During the nine months ended September 30, 2002, the Company entered into the following non-cash transactions:

Issued 63,727,127 shares of common stock for conversion of $131,683 of notes payable and $12,366 of accrued interest.

Issued 54,970,000 shares of common stock for conversion of stock options for consulting services valued at $120,733

Issued 30,000,000 shares of common stock in lieu of cash for consulting services valued at $60,000

1.   Summary of Significant Accounting Policies

Organization and Line of Business

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

On May 20, 2002, the Company and the original Classic Care Shareholders reached an agreement to settle all amounts due them. This agreement resulted in the Company selling the long-term services business clients to the original Classic Care shareholders and relinquishing all rights in the long-term services business in return for a release from repaying the promissory notes and contingent payments resulting from the original acquisition. In December 2002, the Company was informed by the Department of Health Services ("DHS") that the Medi-Cal Program was taking the following actions against Classic Care: 1) withholding 100 percent of payment to Classic Care; and 2) temporarily suspending and deactivating Classic Care’s Medi-Cal provider number. In December 2002, the Company decided to voluntarily dissolve Classic Care, Inc. dba Classic Care Pharmacy, as a result of sanctions by the pharmacy management of the Department of Health Services and the subsequent suspension of the Medi-Cal license. In January 2003, the Company’s management decided to start the process of a voluntary dissolution of Classic Care.

In January 2003, the Company, through its subsidiary Effective Health, Inc., purchased all tangible and intangible assets of Sespe Pharmacy, a privately held company located in Fillmore, California. The total purchase price was $181,068.

Effective September 20, 2003, shareholders of the Company and the Board of Directors approved a reverse stock split at a ratio of 1-for-200, which was determined by the Board of Directors of the Company to be in the best interests of the Company. Concurrent with this reverse split, the Company’s symbol changed from "KAHI" to "KAIH".
The accompanying notes are an integral part of these financial statements. - 6 -

Kaire Holdings Incorporated And Subsidiaries Notes to Consolidated Financial Statements September 30, 2003 (Continued)
1.   Summary of Significant Accounting Policies (continued)

Organization and Line of Business (continued)

On March 18, 2003, the Company completed the purchase of EntreMetrix, Inc. ("EntreMetrix"), a privately held professional employment organization, by acquiring all of the outstanding capital stock of EntreMetrix, Inc. for a total purchase price of $2,750,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, EntreMetrix, Inc.’s, results of operations have been included in the consolidated financial statements since the date of acquisition. The source of funds for the acquisition was a combination of the Company’s common stock and a note payable.

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended September 30, 2003, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The Company’s fiscal year ends on December 31 each year.

The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

The accompanying notes are an integral part of these financial statements. - 7 -

Kaire Holdings Incorporated And Subsidiaries Notes to Consolidated Financial Statements September 30, 2003 (Continued)
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

Concentration of Cash

The Company at times during the year maintained cash balances in excess of the federally insured limit of $100,000 per institution. There were no uninsured balances as of September 30, 2003 and December 31, 2002.

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

Net Client Revenue

Net client revenue represents the estimated net realizable amounts from clients, third-party payors and others for sale of products or services rendered. For revenue recognition, revenue is recorded when the prescription is filled or when services are performed. A significant portion of Classic Care’s revenue was from federal and state reimbursement programs.

Third-Party Contractual Adjustments

Contractual adjustments represent the difference between the pharmacy’s established billing rate for covered products and services and amounts reimbursed by third-party payors, pursuant to reimbursement agreements.

The accompanying notes are an integral part of these financial statements. - 8 -

Kaire Holdings Incorporated And Subsidiaries Notes to Consolidated Financial Statements September 30, 2003 (Continued)
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

Comprehensive Income (Loss)

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This pronouncement establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the nine months ended September 30, 2003 and 2002, comprehensive loss is equivalent to the Company’s net loss.

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing costs for the nine months ended September 30, 2003 and 2002 were $1,973, and $28,048,respectively.

Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.
The accompanying notes are an integral part of these financial statements. - 9 -

Kaire Holdings Incorporated And Subsidiaries Notes to Consolidated Financial Statements September 30, 2003 (Continued)
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

Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. The Company did not grant any options or warrants to employees during the nine months ended September 30, 2003. Accordingly, there is no stock compensation expense related to stock option or warrant grants during the period.

Other Accounting Pronouncements

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation – Transition and Disclosure." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No.123, the Company will continue to report pro forma expense amounts for the fair market value of stock options newly granted to employees.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively.  Management does not expect the adoption of SFAS 149 to have a material impact on our financial position, cash flows or results of operations.

The accompanying notes are an integral part of these financial statements. - 10 -

Kaire Holdings Incorporated And Subsidiaries Notes to Consolidated Financial Statements September 30, 2003 (Continued)
1.   Summary of Significant Accounting Policies (continued)

Other Accounting Pronouncements (continued)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150").  SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity.  It requires that those instruments be classified as liabilities in balance sheets.  The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003.  Management does not expect the adoption of SFAS 150 to have a material impact on our financial position, cash flows or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee the Company must recognize an initial liability for the fair value, or market value, of the obligations that it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect any impact from adopting FIN 45 on its results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. The Company does not believe the adoption of FIN 46 will have a material impact on its results of operations or financial position.

The accompanying notes are an integral part of these financial statements. - 11 -

Kaire Holdings Incorporated And Subsidiaries Notes to Consolidated Financial Statements September 30, 2003 (Continued)
2.   Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a net working deficit of $5,196,384 for the nine months ended September 30, 2003. Additionally, the Company must raise additional capital to meet its working capital needs subsequent to the spin-off of Classic Care. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions.

3.   Accounts Receivable – Trade

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

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts. The Company bases this estimate on historical collection experience and a review of the current status of trade accounts receivable. The DHS informed the Company in December 2002 that Medi-CAL was withholding a 100% of its payments and Classic Care’s Medi-CAL license was being suspended, and the operations of Classic Care ceased in January 2003.

4.   Inventories

Inventories consist of pharmaceuticals, medical supplies and equipment of $74,142 at September 30, 2003. The Company regularly checks its inventory for any expired or obsolete pharmaceuticals.
The accompanying notes are an integral part of these financial statements. - 12 -

Kaire Holdings Incorporated And Subsidiaries Notes to Consolidated Financial Statements September 30, 2003 (Continued)
5.   Common Stock Transactions

The common stock transactions during the nine months ended September 30, 2003 were as follows:

•    On February 7, 2003, a holder of the Company’s 8% convertible debentures elected to convert an aggregate of $1,776 principal amount of the debentures and $324 of related interest into 3,000,000 shares of the Company’s common stock on March 21, 2003.

•    During the period ending June 30, 2003, the Company issued 57,746,665 shares of its common stock to various consultants in lieu of cash payments for services rendered. The aggregate value of services was $103,944.

•    The Company issued 140,000,000 shares of its common stock under the terms of the 2003 Legal and Consulting Services Plan. The common stock issued had an approximate market value of $196,000.

•    The Company issued 250,000,000 shares of its common stock, which had an approximate market value of $250,000, in connection with the acquisition of EntreMetrix, Inc.

▪    The Company issued 15,000,000 shares of its common stock to a consultant for providing management and financial consulting services. The market value of the services received were $22,500.

The common stock transactions during the nine months ended September 30, 2002 were as follows:

•    The Company converted $127,240 in convertible notes payable and $11,946 of related interest into 59,862,127 shares of its common stock.

•    The Company issued 850,000 shares of common stock, with a market value of $24,625, for consulting services provided to the Company. Additionally, these three officers converted their stock options for 6,666,667 shares of common stock, and the Company recognized $389,216 in compensation expense.

•    The Company converted stock options into 54,970,000 shares of its common stock in a cash-less conversion. The Company recorded consulting expense of $120,733.

Reverse Stock Split

Effective September 20, 2003, the Board of Directors authorized a one-for-two-hundred reverse stock split to be effective in September 2003 to shareholders of record. The par value of the common stock was increased accordingly from $0.001 per share to $0.20 per share. In December 2003, the Board of Directors approved a change that reduced the par value from $0.20 per share to $0.001 per share.
The accompanying notes are an integral part of these financial statements. - 13 -

Kaire Holdings Incorporated And Subsidiaries Notes to Consolidated Financial Statements September 30, 2003 (Continued)

5.   Common Stock Transactions (continued)

Reverse Stock Split (continued)

Based on approximately 898,484,863 shares of Common Stock issued and outstanding as of September 20, 2003, the following table reflects a range of the approximate percentage reduction in the outstanding shares of Common Stock and the approximate number of shares of Common Stock that are outstanding as a result of the Reverse Stock Split.

Reverse	Percentage	Shares To Be
Stock Split	Reduction	Outstanding

1 for 200	99.5%	4,492,425

All outstanding options, warrants, rights and convertible securities were appropriately adjusted for the Reverse Stock Split automatically on the effective date of the Reverse Stock Split. The Reverse Stock Split affects all stockholders equally and does not affect any stockholder’s proportionate equity interest in the Company except for those stockholders whose fractional shares will be rounded up.

None of the rights currently accruing to holders of the Common Stock, options or warrants to purchase Common Stock or securities convertible into Common Stock are affected by the Reverse Stock Split. Following the Reverse Stock Split, each share of New Common Stock entitles the holder thereof to one vote per share and will otherwise be identical to one share of the Old Common Stock.

The percentage ownership of management, the number of stockholders or any aspect of the Company’s business has not changed materially because of the Reverse Stock Split.

6.   Related Party Transactions

The following transactions occurred between the Company and certain related parties:

Profit Ventures, Inc.

Mr. Joel Rubenstein was the Managing Director of Classic Care, and his spouse is a shareholder in the Company. Mr. Rubenstein is also a trustee of the Shagrila Trust, which is the parent company of Profit Ventures, Inc. In 2000, Classic Care, entered into an agreement with Profit Ventures, Inc., to purchase products from Classic Care. Sales to Profit Ventures were $0 and $201,954 for the nine months ended September 30, 2003 and 2002, respectively. Sales to Profit represented 0% of the Company’s total revenue from continuing operations for the nine months ended September 30, 2003 and 2002.
The accompanying notes are an integral part of these financial statements. - 14 -

Kaire Holdings Incorporated And Subsidiaries Notes to Consolidated Financial Statements September 30, 2003 (Continued)
7.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2003, and December 31, 2002, consisted of the following:

	2003	2002

Accounts payable	$208,533	$113,221
Accrued professional and related fees	85,055	75,055
Accrued compensation and related payroll taxes	233,587	233,587
Accrued interest payable	431,130	394,599
Other accrued expenses	447,877	400,540

Total	$1,406,182	1,217,002

8.   Convertible Notes Payable and Debentures

Convertible debentures consists of the following at September 30, 2003, and December 31, 2002:

	2003	2002

8% convertible subordinated debentures, due in October 2002, convertible into shares of common stock at any time prior to maturity. Interest is payable quarterly, and principal is due at maturity.	$390,000	$390,000

8% convertible subordinated debentures, due in January 2003, convertible into shares of common stock at any time prior to maturity. Interest is payable quarterly, and principal is due at maturity.	310,000	310,000

8% convertible subordinated debentures, due in May 2002, convertible into shares of common stock at any time prior to maturity. Interest is payable quarterly, and principal is due at maturity.	117,570	119,347

10% convertible subordinated debentures, due on demand, convertible into shares of common stock at any time prior to maturity. Interest is payable semi-annually, and principal is due at maturity.	71,000	71,000

	888,570	890,347

Less: Unamortized Discount	-	(12,081)

Total debt	888,570	878,266

Less: current portion	(888,570)	(878,266)

Convertible debentures, less current portion	$-	$-

The accompanying notes are an integral part of these financial statements. - 15 -

Kaire Holdings Incorporated And Subsidiaries Notes to Consolidated Financial Statements September 30, 2003 (Continued)
9.   Income Taxes

The significant reason for the difference between the customary relationship between income tax expense and pre-tax accounting income for the nine months ended September 30, 2003, was due to net operating loss carryforwards available to offset federal and state income taxes. For the nine months ended September 30, 2003 and 2002, the Company had recorded a valuation allowance against its deferred tax assets, thus no deferred tax benefit was recorded.

10.   Commitments and Contingencies

Litigation

Department of Health Services

The Company is a provider of services under California’s Medicaid program ("Medi-Cal"), which is administered by the Department of Health Services ("DHS"). In a letter dated December 2002, DHS served notice to the Company of DHS’s intent to withhold payment of claims submitted by the Company, and to deactivate the Company’s Medi-Cal provider number, effective December 2002, based on alleged violations of the California Code of Regulations. The Company has provided documentary evidence to contest and rebut DHS’s allegations.
Except as otherwise specifically indicated above, management believes that the Company doesn’t have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of September 30, 2003. However, there can be no assurance that the Company will prevail in any of the above proceedings. In addition, the Company may be required to continue to defend itself, resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing, an unfavorable settlement or judgment could be awarded against the Company, which could have a material adverse effect upon the Company.

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
The accompanying notes are an integral part of these financial statements. - 16 -

Kaire Holdings Incorporated And Subsidiaries Notes to Consolidated Financial Statements September 30, 2003 (Continued)
10.   Commitments and Contingencies (continued)

Leases (continued)

Operating leases (continued)

In June of 2002, the Company leased a 7,334-square-foot building located at 8135 Clybourne Ave, Sun Valley, CA 91352, to serve as their corporate headquarters and storage facility. The lease is for a period of two years, ending June 2004, with monthly lease payments of $3,420. The Company subleases on a month-to-month basis approximately one half of the facility to Digital Media Group, Inc, a related company that is owned by the Company’s CEO and Chairman, Steve Westlund.

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

Rent expense for the nine-month periods ended September 30, 2003 and 2002 was $72,180 and $66,376, respectively.

Employment Agreements
Chief Executive Officer Compensation

On April 1, 2000, Mr. Steve Westlund signed a three-year employment agreement.

Although Mr. Westlund’s employment agreement states that his salary is to be $8,333 per month, his actual pay was deferred during the quarter. Mr. Westlund is entitled to be paid the balance of his monthly compensation in either cash or equity.
The CEO also receives a commission of 3% of the merger price for any mergers or acquisitions completed by the Company during the term of the agreement.

The Company has accrued amounts due under the above compensation agreement of $222,540 as of September 30, 2003.
The accompanying notes are an integral part of these financial statements. - 17 -

Kaire Holdings Incorporated And Subsidiaries Notes to Consolidated Financial Statements September 30, 2003 (Continued)
10.   Commitments and Contingencies (continued)

Consulting Agreements

The Company has various consulting agreements that provide for issuance of the Company’s common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants. These agreements relate primarily to financial and management consulting services, and professional services rendered in connection with the Company’s acquisition efforts. During the nine months ended September 30, 2002, the Company issued stock options convertible into 30,000,000 shares of common stock, and 15,000,000 these stock options were converted into common stock during the three-month period ended March 31, 2002.

11.   Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. Earnings per share-dilutive does not include the effect of potentially dilutive securities for the nine-month periods ended September 30, 2003 and 2002 respectively. The loss from operations for the three- and nine-month periods ended September 30, 2003 and 2002, make these securities anti-dilutive.

Effective September 20, 2003, the Board of Directors authorized a one-for-two-hundred reverse stock split. The EPS calculations reflect the reverse stock split.

12.   Discontinued Operations

In December 2002, the Company decided to discontinue operations at its Classic Care subsidiary, a pharmacy, and conduct a voluntary dissolution of Classic Care. In May 2002, the Company transferred its long-term care services business to the original shareholders of Classic Care. The expected disposal date of Classic Care is May 2003. Classic Care’s sales for the nine months ended September 30, 2003 and 2002, were $8,266 and $7,725,532, respectively. The Company does not anticipate significant operating loss during the phase-out period. The results of Classic Care’s operations have been reported separately as discontinued operations in the Statements of Operations. Prior period financial statements for 2002 have been restated to present the operations of the division as a discontinued operation.

In the nine months ended September 30, 2003, the Company recognized a loss of $0 due to the disposal value of the inventory.

The accompanying notes are an integral part of these financial statements. - 18 -

Kaire Holdings Incorporated And Subsidiaries Notes to Consolidated Financial Statements September 30, 2003 (Continued)
12.     Discontinued Operations (continued)

The net assets (liabilities) of the discontinued operations have been recorded at their estimated net realizable value under the caption "Net assets (liabilities) of discontinued operations" in the accompanying Balance Sheets at September 30, 2003, and December 31, 2002, and consist of the following:

	2003	2002

Inventories	$-	$3,000
Property and equipment, net	-	1,553
Total assets	-	4,553

Accounts payable	(685,050)	(674,240)
Accrued liabilities	(13,766)	(13,766)
Capital leases	-	(69,862)
Total liabilities	(698,816)	(757,868)

Net liabilities of discontinued operations	$(698,816)	$(753,315)

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

The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair values at the date of acquisition. The operating results of this acquisition are included in the Company’s Consolidated Results of Operations from the date of acquisition.

The following table presents the allocation of the purchase price, including related acquisition costs, to the assets and liabilities acquired:

Inventory	$81,068
Property and equipment	100,000
Total purchase price	$181,068

The accompanying notes are an integral part of these financial statements. - 19 -

Kaire Holdings Incorporated And Subsidiaries Notes to Consolidated Financial Statements September 30, 2003 (Continued)
14.   Acquisition of EntreMetrix, Inc .

In March 2003, the Company through its subsidiary completed the acquisition of all the outstanding common shares of EntreMetrix, Inc., a Nevada corporation, for $2,750,000. The agreed purchase price consists of (i) a 4% promissory note in the amount of $2.5 million due four years after closing, and (ii) the issuance of 250,000,000 shares of the Company’s common stock having a market value of approximately $250,000.

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

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

Cash and cash equivalents	$27,576
Accounts receivable	958
Other current assets	134,608
Property and equipment	51,323
Goodwill	2,906,985
Other noncurrent assets	645

Total assets	$3,122,095

Accounts payable and accrued expenses	$262,620
Notes payable	109,475
Total liabilities	$372,095

Total acquisition costs	$2,750,000

The allocation of the purchase price is based on preliminary data and could change when final valuation information is obtained.

The accompanying notes are an integral part of these financial statements. - 20 -

Kaire Holdings Incorporated And Subsidiaries Notes to Consolidated Financial Statements September 30, 2003 (Continued)
14.   Acquisition of EntreMetrix, Inc . (continued)

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of EntreMetrix, Inc. had occurred at January 1, 2002:

	September 30, 2003	September 30, 2002

Sales	$5,608,274	$1,919,437
Net income (loss) from continuing operations	$(1,091,619)	$(1,056,642)
Net income (loss)	$(808,251)	$(831,725)

Net earnings (loss) per share from continuing operations	$(0.44)	$(0.58)

Net total earnings (loss) per share	$(0.32)	$(0.46)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

15.   Company’s Operations Are Classified Into Two Principal Reportable Segments: Professional Employment Organization and Pharmacy Operations

The Company manages its operations through two business segments: professional employment organization and pharmacy operations.

The Company evaluates performance based on net operating profit. The operating segments do not share staff or facilities. Additionally, no materials and/or services are provided to one operating segment by the other. The costs of operating each segment are captured discretely within each segment. The Company’s property and equipment, inventory, and accounts receivable are captured and reported discretely within e ach operating segment.

The accompanying notes are an integral part of these financial statements. - 21 -

Kaire Holdings Incorporated And Subsidiaries Notes to Consolidated Financial Statements September 30, 2003 (Continued)
15.   Company’s Operations Are Classified Into Two Principal Reportable Segments: Professional Employment Organization and Pharmacy Operations (continued)

Summary financial information for the two reportable segments is as follows:

	2003	2002

Pharmacy Operations:
Net sales	$848,080	$1,892,708
Operating gain (loss)	(108,496)	(199,608)
Property and equipment	81,460	-
Accounts receivable	-	182,897
Inventory	74,142	-

Professional Employment Operations:
Net sales	$3,416,081	$-
Operating gain (loss)	(166,760)	-
Property and equipment	40,438	-
Accounts receivable	2,796	-
Inventory	-	-

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

17.   2003 Consulting and Legal Services Plan

In March 2003, the Board of Directors approved the 2003 Consulting and Legal Services Plan. The purpose of the 2003 Consulting and Legal Services Plan ("Plan") is to provide the Company with a means of compensating selected key consultants and legal service providers to the Company and its subsidiaries for their services rendered with shares of Common Stock of the Company. The Plan will be administered by the Company’s Board of Directors (the "Board"). The Company’s Board shall (a) select those consultants legal service providers to whom shares of the Company’s Common Stock shall be awarded or sold, and (b) determine the number of shares to be awarded or sold; the time or times at which shares shall be awarded or sold; whether the shares to be awarded or sold will be registered with the Securities and Exchange Commission; and such conditions, rights of repurchase, rights of first refusal or other transfer restrictions as the Board may determine. Each award or sale of shares under the Plan may or may not be evidenced by a written agreement between the Company and the persons to whom shares of the Company’s Common Stock are awarded or sold. From time to time, the Board may make such changes in or additions to the Plan as it may deem proper and in the best interests of the Company and its Stockholders. The Board may also suspend or terminate the Plan at any time, without notice, and in its sole discretion.

17.   2003 Consulting and Legal Services Plan

For purposes of the Plan, the Board of Directors is authorized to sell or award up to 140,000,000 shares and/or options of the Company’s Common Stock, $0.001 par value per share ("Common Stock").

All key consultants and qualified legal service providers to the Company and any of its subsidiaries are eligible to participate in the Plan.

The Board approved the issuance of 140,000,000 shares to various consultants under the terms of the Plan.

18.   Subsequent Events

On November 30, 2003, the Company entered into a Subscription Agreement for $320,000 whereby we issued the following 8% three year convertible debentures; $100,000 to Alpha Capital Aktiengesellschaft, $100,000 to Gamma Opportunity Capital Partners, LP and $120,000 to Longview Fund, LP. Additionally, in conjunction with these convertible debentures, the Company issued warrants to purchase the Company common stock to Alpha Capital Aktiengesellschaft (400,000 shares), Gamma Opportunity Capital Partners, LP, (400,000 shares), Longview Fund, LP (480,000 shares) and Bi-Coastal Consulting Corporation (720,000 shares).

In addition, on December 1, 2003, the Company entered into a Subscription Agreement with Standard Resources Limited ("Standard") for $50,000 whereby a $50,000 8% three year convertible debenture was issued to Standard plus a warrant to purchase 200,000 shares of common stock.

The conversion price per share of the above debentures shall be the lesser of (i) $.06 ("Maximum Base Price") or (ii) seventy percent (70%) of the average of the three lowest closing bid prices for the thirty (30) trading days prior to but not including the Conversion Date. The Conversion Price shall not be less than one-half of the Maximum Base Price unless the closing price of the Common Stock is less than one-half the Maximum Base Price for any ten (10) consecutive trading days.

The above warrants have a per-share purchase price of $.06 and expire in three years.

The accompanying notes are an integral part of these financial statements. - 22 -

Kaire Holdings Incorporated And Subsidiaries

Item 2.    Management's Discussion and Analysis or Plan of Operation

Plan of Operation

Our plan of operation is to: (1) expand the scope and range of existing programs, (2) expand the market share of our programs, and (3) open new channels of revenue and opportunity.

Short Terms Goals

•    Achieve full integration of recent acquisitions
•    Continue marketing efforts to build revenue.
•    Enhance operational efficiencies during this expansion mode.

Long Term Goals

•    Introduce next generation programs and services.
•    Establish internet based national program support and information networ

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

Results of Operations

Three and Nine Months Ended September 30, 2003 Compared to September 30, 2002

For the three and nine months ended September 30, 2003, revenues were approximately $2,038 359 and $4,299,001 respectively, for an increase of $1,557,666 and $2,683,722 respectively for the same period in 2002. The increase is primarily due to the acquisition of Entremetrix.

Cost of goods sold for the three and nine month period ending September 30, 2003 was $1,884,951 and $3,899,612 respectively, for an increase of $1,472,264 and of $2,355,048 over the same periods in 2002. This increase is primarily due to the acquisition of Entremetrix.

Gross profit for products and services was $193,408 and $399,389 for the three and nine months ended September 30, 2003, an increase of $85,402 and $328,674 over the same prior periods. The gross profit percentage rate for the three and nine month ended September 30, 2003 was 9.49% and 9.29% respectively compared to a gross profit percentage of 22.47% and 4.38% for the same period prior year. The lower gross margin percentages reflects the lower margins generated by Entrmetrix.

Operating expenses for the three and nine month period ended September 30, 2003 was $342,336 and $1,237,289 respectively for an increase of $67,219 and $261,476 from the same period prior year. The increase for the three month period is mainly attributable to an increase in salaries of $91,000 offset by a decrease in general and administrative expenses of $20,000. The increase for the nine month period is also mainly attributable to an increase in salaries of $141,916, an increase in general and administrative expenses of $129,470 offset by an decrease in depreciation of $12,703.

Interest expense the three and nine month period ended September 30, 2003 was $46,626 and $126,656 respectively for a increase of $43,497 and $53,522 for the comparable three and nine month period prior year. The increase is due to accrued interest on the Entremetrix promissory note.

No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through September 30, 2003, the Company incurred a net operating loss for tax purposes of approximately $938,776. The net operating loss carry forward may be used to reduce taxable income through the year 2013. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.

Liquidity and Capital Resources

The Company’s revenues have been insufficient to cover acquisition costs, cost of revenues and operating expenses. Therefore, the Company has been dependent on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations. In addition, there can be no assurances that private or other capital will continue to be available, or that revenues will increase to meet the Company’s cash needs, or that a sufficient amount of the Company’s common stock or other securities can or will be sold or that any common stock purchase options/warrants will be exercised to fund the operating needs of the Company.
On September 30, 2003 the Company had assets of $3,378,865 compared to $285,182 on December 31, 2002, an increase of $3,093,683. The increase mainly consists of $2,906,985 of goodwill due to the Entremetrix acquisition, and increases in PP&E of $111,047 and an increase in inventory of $74,142. The Company had a total stockholders’ equity of $(2,417,365) on September 30, 2003 compared to equity of $(2,138,445) on December 31, 2002, a decrease of $278,920.

As of September 30, 2003 the Company’s working capital position decreased $3,296,952 from a negative $2,165,750 at December 31, 2002 to a negative $5,462,692 at September 30, 2003. The decrease is primarily a result of a $2,500,000 promissory note due to the acquisition of Entremetrix, an increase in accounts payable of $687,155, an increase in loans payable of $209,436 offset by an increase in inventory of $74,142 and an increase in cash of $39,918.

Net cash generated by operating activities for the nine months ended September 30, 2003 amounted to $2,765 which mainly consists of the nine month net loss $(880,325), adjustments to net income for discontinued operations of $(112,950) offset by common stock issued for professional service of $322,444, accounts payables of $687,155 and miscellaneous other items of $(13,559).
Net cash used by investing activities for the nine months ending September 30, 2003 amounted to $20,396 which was cash acquired in the acquisition of Entremetrix of $27,576 offset by purchases of property and equipment of 7,180.
Financing activities for the nine months ending September 30, 2003 generated net cash of $16,757, consisting of proceeds from issuing notes and receiving loans of $40,299 offset by payment on loans.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a net working deficit of $5,462,692 for the nine months ended September 30, 2003. Additionally, the Company must raise additional capital to meet its working capital needs subsequent to the spin-off of Classic Care. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions.

Subsequent Events

On November 30, 2003, KAIH entered into a Subscription Agreement for $320,000 whereby we issued the following 8% three year convertible debentures; $100,000 to Alpha Capital Aktiengesellschaft, $100,000 to Gamma Opportunity Capital Partners, LP and $120,000 to Longview Fund, LP Additionally, in conjunction with these convertible debentures, KAIH issued warrants to purchase KAIH common stock to Alpha Capital Aktiengesellschaft (400,000 shares), Gamma Opportunity Capital Partners, LP, (400,000 shares), Longview Fund, LP (480,000 shares) and Bi-Coastal Consulting Corporation (720,000 shares).

In addition, on December 1, 2003, KAIH entered into a Subscription Agreement with Standard Resources Limited ("Standard") for $50,000 whereby a $50,000 8% three year convertible debenture was issued to Standard plus a warrant to purchase 200,000 shares of common stock.

The conversion price per share of the above debentures shall be the lesser of (i) $.06 ("Maximum Base Price") or (ii) seventy percent (70%) of the average of the three lowest closing bid prices for the thirty (30) trading days prior to but not including the Conversion Date. The Conversion Price shall not be less than one-half of the Maximum Base Price unless the closing price of the Common Stock is less than one-half the Maximum Base Price for any ten (10) consecutive trading days.

The above warrants have a per share purchase price of $.06 and expire in three years.

ITEM 3. CONTROLS AND PROCEEDURES

(a)   Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)   Changes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kaire Holdings Incorporated And Subsidiaries

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Patent Claim

An individual filed a complaint against us alleging breach of contract and fraud and related business torts related to certain patents that the plaintiff transferred to us. We believe that the plaintiff’s claims are without merit. Although we reached a tentative settlement in this matter, the Plaintiff has failed to execute the settlement and the case was dismissed.

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

On April 29, 2002, outside counsel contacted the DHS to discuss its findings and present the documentation supporting their position. DHS informed outside counsel that they would have to follow the standard appeal process, which normally requires two or more months to complete. Classic Care Pharmacy instructed outside counsel to seek an ex parte temporary restraining order against the DHS for their failure to show cause regarding their actions. On May 8, 2002, in the Superior Court for the state of California, the Court granted Classic Care’s ex parte request issuing a preliminary injunction against the DHS and reinstated Classic Care Pharmacy’s medical provider number. The Court set May 24, 2002 as the date for the DHS to show cause. On May 24, 2002, the DHS was still not prepared to show cause. The court granted a 30-day extension.

The Classic Care, Inc and Classic Care Pharmacy administrative appeal failed. Once the appeal took place the Superior court could no longer uphold our lack for due process claim and the DHS canceled Classic Care Pharmacy’s medical provider number. The justice department has not taken any further action against Classic Care Pharmacy.

Except as otherwise specifically indicated above, we believe that we do not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 2002.

H.D. Smith Wholesale Drug Company – Action for breach of contact and other various causes of action

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

Item 2.    Changes in Securities and Use of Proceeds

During the Quarter ending September 30, 2003, the Company issued securities using the exceptions available under the
Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows

On August 7, 2003, 15,000,000 shares were issued to Jay Isco for consulting services performed. The value of the common shares was $22,500.

Issuances after September 30, 2003: Subsequent issuances :

On October 17, 2003 the following restricted shares were issued:

On October 17, 2003, was issued 375,000 restricted shares for consulting services. The value of the shares was $22,500. The Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933

On October 17, 2003, Scott Absher was issued 375,000 restricted shares for consulting services. The value of the shares was $22,500. The Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933

On October 17, 2003, Steven Westlund was issued 75,000 restricted shares for expenses owed. The value of the shares was $22,500. The Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933

On October 17, 2003, Owen Naccarato was issued 375,000 restricted shares for legal services. The value of the shares was $22,500. The Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933

On October 17, 2003, Joseph Maleki was issued 350,000 restricted shares for legal services. The value of the shares was $21,000. The Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933

On October 17, 2003, Randy Jones was issued 250,000 restricted shares for consulting services. The value of the shares was $15,000. The Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933

On October 17, 2003, Jay Isco was issued 200,000 restricted shares for consulting services. The value of the shares was $12,000. The Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933

Item 3.   Defaults Upon Senior Securities

None

Item 4.    Submission of Matters of a Vote to Security Holders

None

Item 5.   Other Information

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)    Exhibits

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

KAIRE HOLDINGS INCORPORATED.
(Registrant)

Date: December 23, 2003    By: /s/ Steven R.Westlund
Steven Westlund
Chief Executive Officer, Chairman