Form 10KSB
period 2003-12-31
KAIRE HOLDINGS INC
filed 2004-04-13
CIK 822997

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
[X]   ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2003.

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ________

Commission file number 0-21384

KAIRE HOLDINGS INCORPORATED
(Name of small business issuer in its charter)

Delaware	8980	13-3367421

(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer

incorporation or organization)	Classification Code Number )	Identification No.)

5520 Sespe Avenue, Suite D, Fillmore , CA	93015

(Address of principal executive offices)	(Zip code)

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
Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer had revenues of $1,266,806 for the fiscal year ended December 31, 2003.

The aggregate market value of the voting stock held by non-affiliates on December 31, 2003 was approximately $576,800 based on the average of the bid and asked prices of the issuer’s common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of December 31, 2003, 7,393,007 shares of the issuer’s Common Stock were outstanding. As of March 31 2004, 23,349,276 shares of the issuer’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format   Yes    No X

PART I

ITEM 1. Description of Business

Business

In 2003, Kaire Holdings, Inc., (‘Kaire” or ‘the Company”) one line of continuing businesses; the existing pharmacy line of business is focused on developing and marketing essential support programs and services that target a defined healthcare segment (e.g., individuals affected by the HIV virus and long-tern care facilities). In March 2003, Kaire had acquired, entreMetrix, Inc., a professional services organization, to expand its operations and enter the employer services markets.. However, in February 2004, Kaire had sold entreMetrix, Inc., back to its original shareholder, and decided not to pursue the employer services markets.

Health Care programs include the “Health Advocate Program” which provides specialized pharmacy services for patients and administrators of board and care facilities, and HIV patients being treated with anti-viral medication therapies. Health Advocate Programs utilize specialized medication packaging that improves patient medication compliance in HIV and board and care patients, patient med-sheets that include drug information and dispensing charts that track patient reactions. All Health Advocate Programs manage patient insurance claims through a wide variety of health care providers as well as facilitating communication between patients and their health care professionals.

In March 2003, we acquired a privately-held company, EntreMetrix, Inc. that provides administrative employer and financial support services to small business throughout the country. EntreMetrix, Inc., provides services to companies in the medical, life science, and technology industries. EntreMetrix, Inc., develops and provides outsourced Human Resources (“HR”) and financial staffing support services specifically designed for health care staffing providers and other diversified health services providers.

On February 12, 2004 documents were drafted for the unwinding of the purchase of EntreMetrix which occurred on March 30, 2003. The terms call for 100% of the outstanding shares of EntreMetrix held by Kaire Holdings Incorporated to be exchanged for the two million five hundred thousand dollars ($2,500,000) note payable to Richard McKinley; and (ii) the two hundred fifty million (250,000,000) pre-split (1,250,000 post split) shares of common stock held by Richard McKinley. There are no outstanding liabilities on either side of this transaction. The executed documents were delivered on February 25, 2004.
History

Kaire is a Delaware corporation, formed in 1986, and headquartered in Fillmore, California.

From 1986 through 1989, Kaire was primarily engaged in the research, discovery, and development of technologies allowing for the precise measurement of blood flow in laboratory tests using non-radioactive contrast media. We also developed a technology for the selective entrapment or sequestration of fat from the food in the gastrointestinal track

We began commercial operations in 1990 with the direct marketing of colored microsphere products and laboratory services through its EZ-Trac subsidiary. Targeted markets for our services included research laboratories, hospitals, universities, and other facilities engaged in blood flow studies. We also introduced a weight loss product based on its fat inhibitor concept, which it marketed directly to doctors and weight loss clinics through a newly formed subsidiary, Effective Health, Inc.

In 1995 we licensed the fat inhibitor technology to a marketing group in southern California, allowing us to concentrate fully on our EZ-Trac business. By the end of 1998 it had become clear that EZ-Trac could not effectively compete against the larger established competitors however, we continued to market EZ-Trac products and services through May 2000

In January 1999, we had developed a strategic plan, which would move us toward the development and marketing of health oriented consumer driven products and services through e-commerce and conventional distribution channels.

In May of 1999, we began marketing a range of health oriented consumer products through our newly developed VitaPlanet.com e-commerce Internet site.

In November 1999, we started YesRx.com, an online drug store and pharmacy providing specialized pharmacy services, over-the-counter products, and nutrition and personal care products supported by comprehensive health information to targeted segments of the senior health care market.

In June of 2000, with the Dot-com industry appearing unstable, we felt that continuing with our e-commerce initiatives was not prudent. Therefore, we acquired Classic Care, Inc., dba Classic Care Pharmacy) instead. Classic Care Pharmacy was an up and running provider of specialized pharmacy services to bed and board facilities throughout Southern California. Through Classic Care Pharmacy, we gained revenues, increased the total number of patients served and established a conventional distribution center for pharmacy operations that included fulfillment for YesRx.com’s California business. The acquisition was made with a combination of cash and stock. The purchase price consisted of (i) cash, (ii) short-term promissory notes, and (iii) and the issuance of our common stock. The existing Classic Care Pharmacy management was retained to operate Classic Care Pharmacy.

In January 2001, we introduced the YesRx HIV Health Advocate Program. This program was designed to improve medication compliance for HIV patients who were being treated with complex anti-viral medication therapies. The program contained several elements including specialized medication packaging, one on one patient counseling and comprehensive health and disease information and patient education. The Health Advocate Program is presently run by our Effective Health Division (see below).

In April 2001, we relocated the e-commerce components of YesRx.com website to the Yahoo.com e-commerce Shopping Mall, because it was more cost efficient. The existing YesRx.com web site was the management and information center for the Health Advocate Programs. We are not longer involved in the e-commerce business and the website is no longer maintained.

In November 2001, we sought to restructure the schedule of remaining payments due Classic Care, Inc under the acquisition agreement due a significant fall in the market price of our common stock. The original shareholders of Classic Care, Inc and us agreed to a plan to "Spin-Off" of Classic Care, Inc. On January 31, 2002, at the annual shareholder meeting, shareholders approved the "Spin Off Agreement" plan.
In May 2002, we abandoned our plans to “Spin-Off” Classic Care Pharmacy due to a notice dated April 17, 2002 that we received from State of California Department of Health Services (“DHS”) informing us that they were suspending our Medi-Cal license and was withholding 100% of our Medi-Cal payments. The DHS alleged that based on their investigation Classic Care had fulfilled prescriptions without proper authorization. Upon review of the supporting documentation, our external and internal counsel believed that the facts presented by the Department of Health Services were inaccurate and that its position was unfounded and appealed their decision.

Unable to win an administrative appeal, in December 2002, Classic Care was informed by the Department of Health Services (“DHS”) that they were: 1) withholding 100 percent of MediCal payments to Classic Care and 2) suspending and deactivating Classic Care’s Medi-Cal provider number.

We had few choices but to sell Classic Care Pharmacy’s long-term care facility business. We transferred that business, which amounted to approximately 80% of the total revenue, back to the original Classic Care, Inc. shareholders in exchange for a release from repaying any outstanding payments and promissory notes related to that acquisition. We retained approximately 20% of the overall business, which primarily was the Health Advocate Program,

In January 2003, Kaire’s management decided to begin the process of voluntarily dissolving Classic Care, Inc. and its operations.

Acquisition of Sespe Pharmacy

On January 26, 2003, our subsidiary, Effective Health, Inc., acquired all the assets of Sespe Pharmacy, which is located in the Sespe Medical Clinic, in Fillmore, California. Sespe Pharmacy at the time was a growing business dispensing on average 75 retail prescriptions per day. The proximity to the medical clinic provides a steady stream of new patients to the pharmacy and we plan on building on the existing base of repeat customers. We purchased the pharmacy for $181,000, payable in a combination of cash and short-term promissory notes.

Effective Health, Inc and Sespe Pharmacy now serve as our base of pharmacy operations. Since acquiring Sespe Pharmacy, we have resumed our board and care marketing efforts, which has resulted in a number of new facilities becoming customers of our specialized pharmacy service programs. Our Pharmacy staff includes the manager of pharmacy operations/pharmacist in charge, pharmacy technician, retail sales clerk, pharmacy sales manager (board & care facilities), and billing manager and delivery personnel.

Effective Health entered into an operating lease agreement for the Sespe pharmacy. The pharmacy facility is approximately 835 square feet. Payments under the lease are $1,170 per month and will continue through the initial lease term of five years. Effective Health has options to renew the lease for two five-year periods and to purchase the facility at its estimated fair market value at any time during the lease term.

Closing of Classic Care Pharmacy

On January 4, 2003, we ceased all operations at Classic Care Pharmacy and dissolved Classic Care, Inc. With the loss of the medical provider number combined with the lower margin business that remained after the sale of the Medi-Care and Medi-Cal business, we could not support ongoing operations and pay the remaining vendor debt.

Acquisition of Entremetrix, Inc.
In March 2003, the Company through its subsidiary completed the acquisition of all the outstanding common shares of Entremetrix, Inc., a Nevada corporation, for $2,750,000. The agreed purchase price consists of (i)) a 4% promissory note in the amount of $2.5 million due four years after closing (and payable in cash, and (ii) the issuance of pre split 250,000,000 shares of the Company’s common stock having a market value of approximately $250,000.
Entremetrix is a Southern California-based company, and is a national provider of administrative employer and financial support services to small businesses primarily operating in the medical, life sciences and high-technology industries. Additionally, Entremetrix provides outsourced human resources and financial support staff. The acquisition was accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values. The resulting goodwill from this transaction was approximately $2,900,000 Thought we felt Entremetrix was a good acquisition at the time and that it is a well run business, it has not brought Kaire the anticipated crossover business or additional profit as initially anticipated. We had seen an increase in revenues of entreMetrix since the date of the acquisition, however, we felt that we will continue to develop our pharmacy business rather than employer services.
Sale of Entremetrix, Inc.
On February 12, 2004 documents were drafted for the unwinding of the purchase of EntreMetrix which occurred on March 30, 2003. The terms call for 100% of the outstanding shares of EntreMetrix held by Kaire Holdings Incorporated to be exchanged for the two million five hundred thousand dollars ($2,500,000) note payable to Richard McKinley; and (ii) the two hundred fifty million (250,000,000) pre-split (1,250,000 post split) shares of common stock held by Richard McKinley. There are no outstanding liabilities on either side of this transaction. The executed documents were delivered on February 25, 2004.

The common stock transactions during 2003 were as follows:

• On March 21, 2003, a holder of the Company’s 8% convertible debentures elected to convert an aggregate of $1,776 principal amount of the debentures and $324 of related interest into 15,000 shares (pre-split 3,000,000 shares) of the Company’s common stock.

• On December 26, 2003, a holder of the Company’s 8% convertible debentures elected to convert an aggregate of $20,000 principal amount of the debentures and into 600,000 (post split) shares of the Company’s common stock.

• The Company issued 75,000 (presplit15,000,000) shares of its common stock to a consultant for providing management and financial consulting services. The market value of the services received was $22,500.

• The Company issued 288,733 shares (pre-split 57,746,665 shares) of its common stock to various consultants in lieu of cash payments for services rendered. The aggregate value of services was $86,620.

• The Company issued 700,000 shares (pre split 140,000,000 shares) of its common stock under the terms of the 2003 Legal and Consulting Services Plan. The common stock issued had an aggregate market value of $196,000.

• The Company issued 1,250,000 shares (pre-split 250,000,000) shares of its common stock, which had an approximate market value of $250,000, in connection with the acquisition of EntreMetrix, Inc.

The common stock transactions during 2002 were as follows:

Authorization to Effect a Reverse Stock Split of 200 to 1.

• The Company converted $138,000 in 8% convertible notes payable into 315,123 shares (pre-split
63,024,775 shares) of its common stock and $13,969 of related interest into 38,512 shares (pre-split 7,702,352 shares) of its common stock.

• The Company issued 15,000 shares (pre-split 30,000,000) shares of common stock, with a market value of $54,000, for consulting services provided to the Company.

• The Company converted stock options issued to consultants into 274,850 shares (pre-split 54,970,000) shares of its common stock in a cashless conversion. The Company recorded consulting expense of $199,305.

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

Research and Development Plan

Not Applicable

Employees

We currently have 2 full-time corporate employees, 4 full time employees with Effective Health, Inc. (dba Sespe Pharmacy).

ITEM 2.   Description of Property

In January 2003, the Company entered into an operating lease agreement for a pharmacy in Fillmore, California. The pharmacy facility is approximately 835 square feet and will serve as our new corporate headquarters. Payments under the lease will be $1,170 per month, and will commence on January 26, 2003, and will continue through the initial lease term of five years. The Company has options to renew the lease for two five-year periods and to purchase the facility at its estimated fair market value at any time during the lease term.

In June of 2002, we leased a 7,334-square-foot building located at 8135 Clybourne Ave, Sun Valley, CA 91352, to serve as our corporate headquarters and storage facility. The lease is for a period of two years, ending June 2004, with monthly lease payments of $3,420.00. At our request, the landlord has found a new tenant for this property and we vacated it in the month February 2004.

ITEM 3.   Legal Proceedings

Patent Claim

In 2003, an individual filed a complaint against us alleging breach of contract and fraud and related business torts related to certain patents that the plaintiff transferred to us. We believe that the plaintiff’s claims are without merit. Although we reached a tentative settlement in this matter, the Plaintiff has failed to execute the settlement and the case was dismissed.

Department of Health Services - Medi-Cal Action Against Classic Care Pharmacy

On April 17, 2002 the Department of Health Services (“DHS”) notified the management of Classic Care Pharmacy that the Medi-Cal Program intended to withhold 100% of payments and temporarily suspend and deactivate the Classic Care Pharmacy Medi-Cal provider number.

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

Classic Care, Inc and Classic Care Pharmacy administrative appeal failed. Once the appeal took place the Superior court could no longer uphold our lack for due process claim and the DHS canceled Classic Care Pharmacy’s medical provider number. The justice department has not taken any further action against Classic Care Pharmacy. Subsequently we dissolved Classic Care Pharmacy.

Except as otherwise specifically indicated above, we believe that we do not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 2002.

H.D. Smith Wholesale Drug Company – Action for breach of contact and other various causes of action

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherowitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care. H.D. Barnes is seeking $430,205 plus interest. We feel that this issue is a Classic Care issue and very little if any of the amount owned relates to us the parent. This case is still in the discovery stage. We have hired outside counsel and are defending ourselves in this litigation matter.

ITEM 4.   Submission of Matters to a Vote of Securities Holders

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

2the ratification of the appointment of Pohl, McNabola & Berg, LLP as our independent accountants for the current fiscal year.

The Securities exchange commission currently reviewing the preliminary proxy.

PART II

ITEM 5.   Market for Common Equity and Related Shareholder Matters

Our common stock is quoted on the Over-the Counter Bulletin Board, also called the OTCBB, under the trading symbol “KAIH”. The following table set forth the quarterly high and low bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

	High	Low

Year ended December 31, 2001
First quarter	$ 0.19	$ 0.06
Second quarter	0.06	0.01
Third quarter	0.02	0.01
Fourth quarter	0.05	0.00

Year ended December 31, 2002
First quarter	$ 0.01	$ 0.00
Second quarter	0.01	0.00
Third quarter	0.00	0.00
Fourth quarter	0.00	0.00

Year ended December 31, 2003 *
First quarter *	$ 0.56	$ 0.16
Second quarter *	0.80	0.10
Third quarter *	0.28	0.06
Fourth quarter *	0.10	0.04

Year ended December 31, 2004
First quarter	$ 0.32	$ 0.05

* adjusted for the 200 to 1 reverse split

As of December 31, 2003, there were approximately 804 registered shareholders of KAIH’s Common Stock.

To date, the Company has not declared or paid dividends on its Common Stock.

Transfer Agent and Registrar

KAIH’s transfer agent is Jersey Transfer and Trust Company, 201 Bloomfield Avenue, Verona, NJ 07044.

Recent Sales of Unregistered Securities

On May 21, 2003, was issued 250,000,000 (pre-split) Shares relating to the acquisition of EntreMetrix to Richard R. McKinley. The value of the shares was approximately $250,000. The Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933

       On October 17, 2003, George Lefeve was issued 375,000 restricted shares for consulting services. The value of the shares was $22,500. The Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933

On October 17, 2003, Scott Absher was issued 375,000 restricted shares for consulting services. The value of the shares was $22,500. The Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933

On October 17, 2003, Steven Westlund was issued 375,000 restricted shares for expenses owed. The value of the shares was $22,500. The Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933

On October 17, 2003, Owen Naccarato was issued 375,000 restricted shares for legal services. The value of the shares was $22,500. The Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933

On October 17, 2003, Joseph Maleki was issued 350,000 restricted shares for legal services. The value of the shares was $21,000. The Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933

On October 17, 2003, Randy Jones was issued 250,000 restricted shares for consulting services. The value of the shares was $15,000. The Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933

On October 17, 2003, Jay Isco was issued 200,000 restricted shares for consulting services. The value of the shares was $12,000. The Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933

On December 12, 2003, KAIH issued $370,000 in Convertible Debentures, 8% annual interest rate, pursuant to a Securities Purchase Agreement (the “Agreement”). The convertible debentures can be converted into shares of common stock with the conversion price per share being the lesser of (i) $.06 (“Maximum Base Price”) or
(ii) seventy percent (70%) of the average of the three lowest closing bid prices for the thirty (30) trading days prior to but not including the conversion date. The conversion price described above shall not be less than one-half of the Maximum Base Price unless the closing price of the common stock is less than one-half the Maximum Base Price for any ten (10) consecutive trading days. The notes were issued to the following: Alpha Capital Aktiengesellschaf, an $111,000 secured convertible debenture, Alpha Capital, a $100,000 secured convertible debenture, Gamma Opportunity Capital Partners, LP, a $100,000 secured convertible debenture, Longview Fund, LP., a $120,000 secured convertible debenture and Standard Resources Limited, a $50,000 in secured convertible debenture. KAIH issued warrants convertible into 2,200,000 shares of common stock at an exercise price of $0.06 per share pursuant to this financing. These shares were subsequently registered on February 17, 2004 on Form SB2, file #333-112861.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our plan of operation is to: (1) expand the scope and range of existing programs, (2) expand the market share of our programs, and (3) open new channels of revenue and opportunity.

Short Terms Goals

  Continue marketing efforts to build revenue.
  Enhance operational efficiencies during this expansion mode.

Long Term Goals

  Introduce next generation programs and services.
  Establish internet based national program support and information network

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

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net revenue from continuing operations for the year ended December 31, 2003 was $1,256,806 as compared to $1,891,003 for the same period in 2002, or a decrease of $634,197. The decrease in net revenues was attributable to the closing down of the Classic Care Pharmacy operations offset by the prescription sales from to our Sespe pharmacy. We are continuing to build our pharmacy services to the longterm care market in Southern California.

Gross profit for the year ended December 31, 2003 was $371,888 as compared to $294,044 for the same period in 2002, or an increase of $77,844. The gross profit percentage of 29% for the period ended December 31, 2003 increased from 15% for the same period in the prior year. The increase was attributable to the discontinuation of supplying low margin ADAP patients which were serviced by Classic Care Pharmacy.

Operating expenses for the period ending December 31, 2003 were $1,417,055 as compared to $3,157,894 for the same period in 2002, or a decrease of $1,740,839. The decrease is mainly attributable to a 2002 one-time charge of $1,461,538 for the impairment of goodwill resulting from sale of the longterm care business of Classic Care. All other operating expenses decreased in aggregate by $279,301 from the same period prior year. The decrease in all other operating expenses was mostly attributable the following: 1) Salaries decreased $29,307, 2) General administration decreased $156,285, 3) Depreciation expense decreased $60,924, 4)Selling expenses decreased $748 and 5) rent decreased 32,037 due to the vacating of the Classic Care Pharmacy location. The $156,285 decrease in general administration consists of increases in 1) consulting of $308,340, 2) legal expenses of $25,177, 3) outside services and contact labor of $19,040, offset by decreases in 1) computer services of $11,086, 2) land-line telephone expenses of $23,848, 3) billing software charges of $40,272, 4) building repairs of $24,888, 5) taxes and licenses of $32,700 6) other compensation expenses of $12,319, 7) and miscellaneous items of $63,729.

Interest expense was $83,146 for the year ended December 31, 2003 as compared to $284,234 for the same period in 2002, or a decrease of $201,088. The interest expense decrease in 2003 was primarily a result of the amortization of the amount attributable to the beneficial conversion feature and warrants associated with convertible debt. The amortization of such amounts in 2003 were approximately $24,000, which is significant decrease from 2002.

No deferred income tax benefit was recognized for Federal and State income tax since we have incurred significant net operating losses. We recorded a valuation allowance against our deferred tax assets primarily due the substantial doubt regarding recoverability of a tax benefit resulting from net operating loss carry forwards.

The net loss for Kaire decreased $2,301,964 for the year ending December 31, 2003 of $1,285,847 from $3,587,811 for the year ending December 31, 2002. The decrease in net loss was principally due the decrease in cost of goods sold of $712,041, the one time charge in 2002 for the impairment of goodwill of $1,461,538 and the reduction in general and administrative expenses of $156,285.

Liquidity and Capital Losses

Net cash generated by (used) in operating activities for the year ended December 31, 2003 and 2002 was $(285,100) and $203,181, respectively. In 2003 we had an increase in cash used in operating activities of $(488,281). The increase in cash used from operating activities was principally due to the following: 1) a decrease non-cash adjustments to net income of $(938,608), 2) accounts receivable written off totaling $45,000, 3) a decrease in deposits of $8,370, which is primarily due to the lease on new facilities 4) a increase in advances to shareholders of $(39,930), 6) inventory purchase increased by $(69,100), 7) an increase in income and sales tax payable of $3,200, 8) an increase in accrued interest on convertible debt of $55,477 and 9) an increase in accounts payable and accrued expenses of $269,102..

Net cash used in investing activities for the year ended December 31, 2003 and 2002 was $54,352 and $33,585 respectively, reflecting a change of $(20,766). This change is due to purchases of equipment of $(81,928) offset by the cash in the EntreMetrix account of $27,576. We disposed of assets during the year which resulted in a loss of $12,000. We did not receive any cash proceeds as a result of the disposition of fixed assets.

Net cash generated by (used in) financing activities was $364,151 and $(211,947) for the year ended December 31, 2003 and 2002, respectively, reflecting an increase of $576,098. This increase was principally due to 1) proceeds from convertible debentures of $370,000, 2) $173,336 in net Classic Care original shareholder loan paymentst in year 2002, 3) proceeds from notes payable and related parties of $5,746, 4) capital less payment in year 2002 of $66,429, 5) a decrease in net proceeds from notes payable – shareholders of $(7,229), 6) payments on notes payable – shareholders of $(2,000) and 7) payments on loans to the prior owner of Sespe Pharmacy of $(47,684).

On December 31, 2003 the Company had total assets of $510,333 compared to $285,182 on December 31, 2002. The Company had a total stockholder's (deficit) equity of $(2,378,716) on December 31, 2003 compared to a stockholders deficit of $(2,138,446) on December 31, 2002, a decrease of $240,270. As of December 31, 2003 the Company's working capital position decreased by $200,804 from a working capital deficit of $2,165,751 at December 31, 2002 to a working capital deficit of $2,366,555 at December 31, 2003. This result was attributed primarily to an increase in account payable offset by an increase in inventory.

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

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs. To help in that matter we have reduced operating expenses and have taken the following steps in 2003:

1.   On January 26, 2003, our subsidiary Effective Health, Inc., announced that it had acquired all the assets of Sespe Pharmacy, which is located in the Sespe Medical Clinic, in Sespe, California.  Sespe Pharmacy is a growing business which in January 2003 was dispensing on average 75 retail prescriptions per day and is the base for growing another long term care business.

2.     On February 17, 2003, we ceased operations at Classic Care Pharmacy and dissolved Classic Care, Inc.

3.     Though in March 2003, the Company through its subsidiary completed the acquisition of all the outstanding common shares of Entremetrix, Inc., (“EntreMetrix’) a Southern
        California-based company. EntreMetrix is a national provider of administrative employer and financial support services to small businesses primarily operating in the medical, life sciences and high-technology industries with the anticipation of increasing business through cross marketing, it was evident that this plan would not come to fruition and we sold EntreMetrix in February of 2004.

Subsequent Events

Conversion of Debentures into Common Stock

During the period January 1, 2004 to April 2, 2004, holders of the Company’s 8% convertible debentures elected to convert an aggregate of $552,000 (principal and interest) into 17,011,518 shares of the Company’s common stock.

Issuance of Common Stock for Services

In March 2004, Company issued 2,405,000 shares of common stock to employees and consultants, with a market value of $649,000, for consulting services provided to the Company. Included in this issuance amount are
1,000,000 shares issued to the Chairman and CEO as payment for prior year deferred compensation.

Warrant Conversion

The Company converted warrants issued to debt holders into 2,200,000 shares of its common stock at an exercise price of $0.06.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $1,285,847 and $3,587,811 for the years ended December 31, 2003 and 2002, respectively. The Company also had a net working deficit of $2,366,555 and $2,165,751 for the years ended December 31, 2003 and 2002 respectively. Additionally, the Company must raise additional capital to meet its working capital needs subsequent to the spin-off of Classic Care. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

ITEM 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 8A.   Controls and Procedures.

    (a)        Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

  (b)        Changes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

- -
14

PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company’s current officers and directors consist of the following persons:
Name	Age	Office	Since

Steven R. Westlund	58	Chairman and CEO	1995

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.
ITEM 10.   Executive Compensation

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended December 31, 2002, 2001 and 2000, respectively, to the Company’s sole officer, Steve Westlund during such periods.

Summary Compensation Table

Executive Compensation:
Payouts	Annual Compensation				Long Term Compensation Awards

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR (#)	LTIP Payouts ($)	All Other Compensation ($)

Steve Westlund CEO	2003	100K				33,333
	2002	100K
	2001	100K

Options/SAR Grants in the Last Fiscal Year

Name	Number of Securities Underlying Options/SARS Granted	% of Total Options/SARS Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date
Steven R. Westlund	0

Employment Agreements

Steve Westlund: On April 1, 2000, Mr. Westlund signed a three-year employment agreement (attached hereto as Exhibit 10.36). The contract calls for Mr. Westlund to be paid a base salary of $8,333.33 per month for the first year of the term. Mr. Westlund’s base salary shall increase 15 % per year for the second year and third years, respectively, per the agreement. The current agreement has been extended for one year and will do so on a year to year basis.

Although Mr. Westlund’s Employment Agreement states that his salary is to be $8,333.33 per month, his actual pay has been $ 4,000.00 per month. Mr. Westlund is entitled to be paid the balance of his monthly compensation in either cash or equity. Additionally, in 2001, Mr. Westlund had been granted an option to purchase up to 6 million shares of Kaire Common Stock over the next 5 years at an option price of 5 cents ($ 0.05) per share. To date, Mr. Westlund has exercised 5,966,667 pre split shares of the Company’s Common Stock.

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

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2003 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company’s directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of December 31, 2003 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock and (ii) KAIH's sole director and executive officer, and (iii) all officers and directors of KAIH as a group. Except as otherwise listed below, the address of each person is c/o Kaire Holdings Incorporated, 5520 Sespe Avenue, Suite D, Fillmore CA 93015.

Name and Address Of Beneficial Owner Owned (1)	Number of Shares beneficially to offering	Percent of (2) class

Steve Westlund 5520 Sespe Avenue, Suite D Fillmore, CA 93015	395,000	.05%

Officers and Directors as a group	395,000	.05%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2003 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Percentage based on 7,393,000 shares of common stock outstanding as of December 31, 2003, plus shares underlying each shareholders convertible note.

ITEM 12.   Certain Relationships and Related Transaction

Profit Ventures, Inc.

Mr. Joel Rubenstein was the Managing Director of Classic Care, and his spouse is a shareholder in the Company. Mr. Rubenstein is also a trustee of the Shagrila Trust, which is the parent company of Profit Ventures, Inc. In 2000, Classic Care, entered into an agreement with Profit Ventures, Inc., to purchase products from Classic Care. Sales to Profit Ventures, Inc., were none and $201,954 for 2003 and 2002, respectively. Sales to Profit Ventures ceased in April 2002.

Joel Rubenstein

Mr. Rubenstein did not receive a portion of his compensation for serving as the Managing Director of Classic Care. Mr. Rubenstein has $30,000 in compensation due from the Company for his services. The amount is included in the accrued liabilities as of December 31, 2003. In August 2002, Mr. Rubenstein resigned his position as managing director of Classic Care, Inc.

Mr. Rubenstein received advances from the Company totaling $26,000 in 2002. In January 2002, Mr. Rubenstein advanced $150,000 to the Company, which was repaid by the Company. In February 2002, the Company advanced to Mr. Rubenstein $26,000, and the Company has received payments of $30,500 in, 2002, which resulted in no amounts being due to or from Mr. Rubenstein as of December 31, 2002.

Transactions with Shareholders

Sarit Rubenstein

In May 2002, the Company repaid the entire principal balance of $82,750 for an unsecured note payable to Mrs. Sarit Rubenstein, a shareholder and an original owner of Classic Care. The borrowing was due originally in October 2000, and bears an interest rate of 6% per annum. The accrued interest was forgiven pursuant the sale agreement for the long-term care services business.

During fiscal year ended December 31, 2002 Classic Care, Inc. borrowed an additional $13,000, but repaid this advance in May 2002. As of December 31, 2003 and 2002, there are no outstanding amounts due to or from Mrs. Rubenstein.

Steve Oscherowitz

Mr. Steve Oscherowitz, a shareholder of the Company who was the majority shareholder in Classic Care prior to its purchase by the Company, has an agreement with the Company, under which he loaned funds to and borrowed funds from the Company. In previous years, this individual has loaned to Classic Care Pharmacy funds to meet its short-term working capital needs. The Company advanced to this individual $338,540 during 2002, and he has repaid to the Company $749,704 in 2002. The terms of the borrowings allow the Company to request repayment on demand. Mr. Oscherowitz repaid the Company in full on June 30, 2002.

The Company has an unsecured note payable to Mr. Steve Oscherowitz, a shareholder and an original owner of Classic Care. The borrowing was due originally in October 2000, and had become due on demand and bore an interest rate of 6% per annum. The outstanding balance on the note of $167,250 was paid on June 30, 2002 through the offset of a note receivable. As of December 31, 2003 and 2002, there are no outstanding amounts due to or from Mr. Oscherowitz.

Richard McKinley

Richard McKinley, President of Entremetrix, advanced $82,000 to Entremetrix in 2003. These advances are a component of net assets of discontinued operations held for sale.

ITEM 13.   Exhibits, List and Reports in Form 8-K
(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)( Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K

February 25, 2004
Items 2 and 7: reporting the sale of the Company’s EntreMetrix subsidiary, which it acquired in March 2003, back to the management of EntreMetrix. Under the terms of the transaction, the Company will return the EntreMetrix shares in exchange for the original $2.5 million promissory note payable to EntreMetrix and the shares issued by the Company.

May 23, 2003	Item 7: EntreMetrix Audited Financials

March 20, 2003	Item 2 and 5: Acquisition of EntreMetrix

January 30, 2003	Items 2, 5, and 7: Acquisition of Sespe Pharmacy

ITEM 14.   Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, Pohl, McNabola, Berg & Co., LLP:

	For the Year Ended December 31,
	2003	2002
Audit Fees	$32,500	$ 42,095
Audit-Related Fees	$25,945	$39,882
Tax Fees
All Other Fees	$4,784
Total Fees

"Audit Fees" consisted of fees billed for services rendered for the audit of the Company’s annual financial statements and audit related fees are for review of the financial statements included in the Company’s quarterly reports on Form 10-QSB.

Signatures
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kaire Holdings Incorporated

By: /s/   Steven R. Westlund
Steven R. Westlund Chief Executive Officer

Dated: April 13, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/   Steven R. Westlund            April 13, 2004
Steven R. Westlund Chief Executive Officer and
Director

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
for the Years Ended
December 31, 2003 and 2002

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements

December 31, 2003 and 2002

C O N T E N T S

Report of Independent Certified Public Accountants	F-1

Consolidated Balance Sheets	F-2 – 3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 – 8

Notes to Consolidated Financial Statements	F-9 – 40

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Kaire Holdings Incorporated

We have audited the accompanying consolidated balance sheets of Kaire Holdings Incorporated and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaire Holdings Incorporated and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises doubts about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Pohl, McNabola, Berg & Company LLP

Pohl, McNabola, Berg & Company LLP
San Francisco, CA
March 31, 2004

F-1

Kaire Holdings Incorporated
And Subsidiaries
Consolidated Balance Sheets
As Of December 31. 2003 And 2002

ASSETS

	2003	2002

Current Assets
Cash and cash equivalents	$45,055	$20,356
Accounts receivable (net of allowance for doubtful accounts
of $0 and $45,000 in 2003 and 2002, respectively)	66,762	22,267
Other receivables	115,157	156,782
Advances to shareholders	39,930	-
Inventory	85,228	-
Deposits	45,549	53,919
Net assets of discontinued operations held for sale - Entremetrix	29,239	-
Assets of discontinued operations - Classic Care	-	4,553

Total Current Assets	426,920	257,877

Other Assets
Property and equipment, net of accumulated depreciation	83,413	27,305

Total Other Assets	83,413	27,305

Total Assets	$510,333	$285,182

(continued)

F- 2 -

Kaire Holdings Incorporated
And Subsidiaries
Consolidated Balance Sheets
As Of December 31. 2003 And 2002

LIABILITIES AND STOCKHOLDERS' EQUITY

	2003	2002

Current Liabilities
Accounts payable and accrued expenses	$842,934	$573,832
Income tax payable	14,500	10,500
Loans payable	68,384	-
Notes payable - related parties	5,746	-
Advances from shareholders	63,707	27,818
Liabilities of discontinued operations - Classic Care	698,816	757,868
Accrued interest - convertible debt	230,821	175,344
Convertible notes - current portion	868,567	878,266

Total Current liabilities	2,793,475	2,423,628

Long term liabilities
Convertible notes payable and debentures	95,574	-

Total long term liabilities	95,574	-

Total Liabilities	2,889,049	2,423,628

Stockholders' equity
Common stock, $0.001 par value
900,000,000 shares authorized; 7,393,007 and
2,163,691 shares issued and outstanding, respectively	7,393	2,163
Additional paid in capital	38,503,257	37,462,910
Accumulated deficit	(40,889,366)	(39,603,519)

Total Stockholders' Equity	(2,378,716)	(2,138,446)

Total Liabilities and Stockholders' Equity	$510,333	$285,182

F- 3 -

Kaire Holdings Incorporated
And Subsidiaries
Consolidated Statements Of Operations
For The Years Ending December 31. 2003 And 2002

	2003	2002

Net revenues	$1,256,806	$1,891,003
Cost of goods sold	(884,918)	(1,596,959)

Gross Profit	371,888	294,044

Operating Expenses
Salaries	441,190	470,497
Depreciation and amortization	38,036	98,960
General and administrative	879,706	1,035,991
Selling expense	6,575	7,323
Rent	51,548	83,585
Impairment of goodwill	-	1,461,538

Total Operating Expenses	1,417,055	3,157,894

Loss from operations	(1,045,167)	(2,863,850)

Other Income (Expenses)
Interest expense	(83,146)	(284,234)
Miscellaneous income	27,760	86,899
Settlement of notes payable	10,055	169,886
Gain (loss) on disposal of assets	(12,000)	(25,000)

Total Other Income (Expenses)	(57,331)	(52,449)

Loss from continuing operations before income taxes	(1,102,498)	(2,916,299)

Provision for income taxes	(1,600)	(3,200)

Loss from continuing operations	(1,104,098)	(2,919,499)

Discontinued operations
Income from operations of discontinued segment (Classic Care), net
income tax expense of $800 for both years	15,313	(459,815)

Loss from operations of discontinued segment (Entremetrix), net
of income tax expense of $800 for the year ended December 31, 2003	(239,055)	-

Gain (loss) on disposal of assets of discontinued segment (Classic Care)	41,993	(208,497)

Net Loss	$(1,285,847)	$(3,587,811)

(Loss) earnings per weighted average share of
common stock outstanding
From continuing operations	$(0.25)	$(1.61)
From discontinued operations	(0.04)	(0.37)

Total (loss) earnings per share	$(0.29)	$(1.98)

Weighted-average shares outstanding -basic and diluted	4,453,420	1,809,139

F- 4 -

Kaire Holdings Incorporated
And Subsidiaries
Consolidated Statements Of Stockholders' Equity
For The Years Ending December 31. 2003 And 2002

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2001	1,385,205	$1,384	$37,058,415	$(36,015,708)	$1,044,091

Issued for conversion of notes payable	315,124	315	137,685	-	138,000

Issued for convertible note interest	38,512	39	13,930	-	13,969

Issued for professional services	424,850	425	252,880	-	253,305

Net loss	-	-	-	(3,587,811)	(3,587,811)

Balance, December 31, 2002	2,163,691	2,163	37,462,910	(39,603,519)	(2,138,446)

Issued for conversion of notes payable	615,000	615	21,485	-	22,100

Bond discount	-	-	158,571	-	158,571

Warrant issuance	-	-	127,600	-	127,600

Issued for professional services and compensation	3,363,733	3,364	483,941	-	487,305

Acquisition of Entremetrix	1,250,000	1,250	248,750	-	250,000

Other	583	1	-	-	1

Net loss	-	-	-	(1,285,847)	(1,285,847)

Balance, December 31, 2003	7,393,007	$7,393	$38,503,257	$(40,889,366)	$(2,378,716)

F- 5 -

Kaire Holdings Incorporated
And Subsidiaries
Consolidated Statements Of Cash Flows
For The Years Ending December 31. 2003 And 2002

	2003	2002

Increase (decrease) in cash and cash equivalents
Net loss	$(1,285,847)	$(3,587,811)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	38,036	98,960
Allowance for bad debts	-	45,000
Write-off of accounts receivable	(45,000)	-
Reserve for other receivables	-	300,000
Amortization of warrant and bond issuance discount	23,826	182,461
Common stock issued for professional services and compensation	487,305	253,305
Common stock issued for payment of interest	324	13,969
Loss on disposal of assets	12,000	-
Loss on investment	-	25,000
(Income) loss from operations of discontinued operations - Classic Care	(15,313)	459,015
(Gain) Loss on disposition of assets of discontinued operations - Classic Care	(41,993)	208,497
Assets of discontinued operations held for sale - entreMetrix	(29,239)	-
(Income) loss from operations of discontinued operations - entreMetrix	239,055
Change in net assets and liabilities of discontinued operations - Classic Care	54,499	1,128,586
Gain on settlement of note payable	-	(169,886)
Impairment of goodwill	-	1,461,538
Other	7,258	-
Non-cash other income	-	(35,115)

Total adjustments to net income	$(555,089)	$383,519

Cash flow from operating activities:
Changes in operating assets and liabilities:
Trade accounts receivable	$505	$90,132
Deposits	8,370	(49,169)
Other receivables and assets	41,625	(456,782)
Advances to shareholders	(39,930)	-
Inventory	(69,160)	-
Income and sales tax payable	4,000	800
Accrued interest on convertible notes	55,477	42,533
Accounts payable and accrued expenses	269,102	192,148

Cash flow generated by (used in) operating activities	$(285,100)	$203,181

Cash flow from investing activities:
Purchase of property and equipment	$(81,928)	$(33,585)
Cash acquired in acquisition of entreMetrix, Inc.	27,576	-

Net cash generated by (used in) investing activities	$(54,352)	$(33,585)

Cash flow from financing activities:
Proceeds from notes payable - shareholders	$38,089	$45,318
Payments on notes payable - shareholders	(2,000)	-
Proceeds from notes payable - Classic Care shareholders	-	222,954
Payments on loans	(47,684)	-
Proceeds from notes payable - related parties	5,746	(17,500)
Payments on notes payable - Classic Care shareholders	-	(396,290)
Capital lease payments	-	(66,429)
Proceeds from convertible debenture	370,000	-

Net cash generated by (used in) financing activities	$364,151	$(211,947)

(continued)

F- 6 -

Kaire Holdings Incorporated
And Subsidiaries
Consolidated Statements Of Cash Flows (Continued)
For The Years Ending December 31. 2003 And 2002

	2003	2002

Net (decrease) increase in cash
and cash equivalents	$24,699	$(42,351)

Cash and cash equivalents at beginning of year	20,356	62,707

Cash and cash equivalents at end of period	$45,055	$20,356

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$4,463	$21,773

Income taxes	$-	$3,200

Supplemental schedule of non-cash investing and financing activities:
During the year ended December 31, 2003, the Company entered into the following non-cash transactions:

Issued 615,000 shares of common stock for conversion of $21,776 of principal on notes payable, and $628 of accrued interest.

In March 2003, the Company returned $26,625 of vehicles under capital leases to the lessors.

Issued 3,363,733 shares of common stock for legal and consulting services valued at $487,305

In January 2003, the Company acquired assets of
Sespe Pharmacy
Inventory	$81,068
Property and equipment	100,000

Assets acquired	181,068

Cash paid	(65,000)
Notes payable	(116,068)

Net	$-

In March 2003, the Company acquired entreMetrix, Inc. for 1,250,000 shares of common stock and a note payable for $2.5 million
Cash acquired in transaction	$27,576
Accounts receivable	958
Prepaid expenses and other assets	135,253
Goodwill	2,906,985
Property and equipment	51,323
Accounts payable and accrued expenses	(262,620)
Notes payable	(109,475)
Issuance of common stock - acquisition	(250,000)
Note payable - acquisition	(2,500,000)

$-

(continued)

F- 7 -

Kaire Holdings Incorporated
And Subsidiaries
Consolidated Statements Of Cash Flows (Continued)
For The Years Ending December 31. 2003 And 2002

Supplemental schedule of non-cash investing and financing activities:

During the year ended December 31, 2002, the Company entered into the following non-cash transactions:

Issued 315,123 shares of common stock for conversion of $138,000 of notes payable and 38,512 shares for $13,969 of accrued interest;

Issued 424,850 shares of common stock for conversion of conversion of stock options for consulting services valued at $253,305;

In May 2002, the company transferred its long-term care services business to the previous shareholders of Classic Care, Inc., for a release from repaying amounts due them from the original acquisition and certain other liabilities:

Goodwill	$(7,497,001)
Note receivable from Classic Care shareholders	(174,578)
Note payable - acquisition	7,419,881
Other liabilities	251,698

Net assets (liabilities) transferred	$-

F- 8 -

Kaire Holdings Incorporated
And Subsidiaries
Note To Consolidated Financial Statements
December 31. 2003 And 2002

1.   Summary of Significant Accounting Policies

Organization and Line of Business

Kaire Holdings Incorporated (“Kaire” or "the Company"), a Delaware corporation, was incorporated on June 2, 1986. Effective February 3, 1998, Kaire changed its name to Kaire Holdings Incorporated from Interactive Medical Technologies, Ltd. in connection with its investment in Kaire International, Inc. ("KII").

In 1999, the Company formed YesRx. Com, Inc., an Internet drugstore focused on pharmaceuticals, health, and wellness and beauty products. The Company focuses on selling drugs for chronic care as opposed to emergency needs and works mainly with the patient who has regular medication needs and requires multiple refills. In November of 2000, the Company advanced its business strategy with the introduction of the YesRx Health Advocate Program. The Health Advocate Program provides medication compliance programs to HIV/AIDS, diabetic and senior health communities. In November 2002, the Company, through its subsidiary Effective Health, Inc., purchased all tangible and intangible assets of Sespe Pharmacy, a privately held company located in Fillmore, California. The asset acquisition was concluded on January 26, 2003.

In May 2000, the Company acquired Classic Care, Inc. (“Classic Care”), which was organized as a corporation in April 1997, under the Laws of the State of California. Classic Care operates as an agency distributor of pharmaceutical products, via a unique prescription packaging system for consumers at senior assisted living and retirement centers in the Los Angeles area. Classic Care purchases prescription drugs in bulk and fills prescriptions for individuals living in the aforementioned facilities. Primary sales are to individuals and consist of packaged prescription drugs in prescribed dosages. These packaged drug sales are primarily paid for by Medi-Cal, and the balances of the sales that are not covered by Medi-Cal are paid directly by individuals. Classic Care bills Medi-Cal and other third-party payors on behalf of the customer and receives payment directly from Medi-Cal.

On May 20, 2002, the Company and the original Classic Care Shareholders reached an agreement to settle all amounts due them. This agreement resulted in the Company selling the long-term services business clients to the original Classic Care shareholders and relinquishing all rights in the long-term services business in return for a release from repaying the promissory notes and contingent payments resulting from the original acquisition. In December 2002, the Company was informed by the Department of Health Services (“DHS”) that the Medi-Cal Program was taking the following actions against Classic Care: 1) withholding 100 percent of payment to Classic Care; and 2) temporarily suspending and deactivating Classic Care’s Medi-Cal provider number. In January 2003, the Company’s management decided to start the process of a voluntary dissolution of Classic Care.

Principles of Consolidation
The consolidated financial statements include the accounts of Kaire and its wholly owned subsidiaries (collectively the "Company"). The Company's subsidiaries include See/Shell Biotechnology, Inc., Venus Management, Inc., EFFECTIVE Health, Inc. (dba Sespe Pharmacy), and Classic Care, Inc., (dba Classic Care Pharmacy). Intercompany accounts and transactions have been eliminated upon consolidation.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
1.   Summary of Significant Accounting Policies (continued)

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

Concentration of Cash

The Company at times during the year maintained cash balances in excess of the federally insured limit of $100,000 per institution. There were no uninsured balances as of December 31, 2003 and 2002.

Revenue Recognition
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

Third-Party Contractual Adjustments

Contractual adjustments represent the difference between Classic Care Pharmacy’s established billing rate for covered products and services and amounts reimbursed by third-party payors, pursuant to reimbursement agreements.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
1.   Summary of Significant Accounting Policies (continued)

Net Loss per Share

Loss per common share is computed on the weighted average number of common shares outstanding during each year. Basic loss per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities when the effect would be dilutive.

Effective August 25, 2003, the Company concluded a reverse split at a ratio of 1-for-200. All loss per share calculations and shares issued were retroactively adjusted to reflect the reverse stock split.

Inventory

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

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
1.   Summary of Significant Accounting Policies (continued)

Goodwill

The Company capitalizes as goodwill the excess acquisition costs over the fair value of net assets acquired, in connection with business acquisitions, which costs were being amortized on a straight-line method over 20 years. In 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, and accordingly goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually. The carrying amount of goodwill will be reviewed periodically based on the undiscounted cash flows of the entities acquired over the remaining amortization period.

The carrying value of goodwill for Classic Care was deemed to be impaired as a result of the transfer of the long-term care pharmacy contracts back to the original shareholders of Classic Care operations in 2002 and as a result of the subsequent closure of Classic Care in 2003.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. SFAS NO. 107, “Disclosure about Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. For certain of the Company's financial instruments, including cash and cash equivalents and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
1.   Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation.

The Company determined that it will not change to the fair value method and will continue to use the implicit value based method for stock options issued to employees and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

The FASB released Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation.” This Interpretation addresses certain practice issues related to APB Opinion No.25. The provisions of this Interpretation shall be applied to new awards, exchanges of awards in business combinations, modifications to an outstanding award, and exchanges in grantee status that occur.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the years ended December 31, 2003 and 2002, comprehensive loss is equivalent to the Company’s net loss.

Long–Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, the Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
1.   Summary of Significant Accounting Policies (continued)

Long–Lived Assets (continued)

Investments in corporate equity securities of privately held companies, in which the Company holds a less than 20% equity interest, are classified as long-term.

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing costs for the years ended December 31, 2003 and 2002 were $1,973 and $30,437, respectively.

Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.

Segment and Geographic Information

The FASB issued SFAS No. 131 on “Disclosures about Segments of an Enterprise and Related Information” effective in 1998. SFAS 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to shareholders, on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. It also established standards for related disclosures about products and services, geographic areas and major customers.

The Company managed its operations through two business segments: professional employment organization and pharmacy operations. The Company entered the professional employment business as a result of the Entremetrix, Inc., acquisition in March 2003. However, the Company sold Entremetrix, Inc., back to its original shareholder in February 2004.

The Company evaluated performance based on net operating profit. The operating segments do not share staff or facilities. Payroll services were provided by Entremetrix, Inc., to the pharmacy business unit. The costs of operating each segment are captured discretely within each segment. The Company’s property and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

The operating results of Entremetrix, Inc. are shown as discontinued operations in the financial statements. Due to the sale of Entremetrix, Inc. the Company operates in only one segment.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
1.   Summary of Significant Accounting Policies (continued)

Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standard Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000, and has been adopted by the Company for the year ending December 31, 2000. SFAS No. 133 does not have a material impact on its financial position or results of operations, as the Company does not have any derivative instruments.

The Financial Accounting Standards Board issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective Date of FASB Statement No. 133,” The statement is effective for periods beginning after June 1999 and amends paragraph 48 of SFAS No. 133 and supersedes paragraph 50 of SFAS No. 133. SFAS No. 137 does not have a material impact on its financial position or results of operations.

The Financial Accounting Standards Board issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133,” The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 138 does not have a material impact on its financial position or results of operations.

Other Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived asset and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The implementation of SFAS No. 143 did not have a material affect on the Company’s results of operations or financial position.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually in accordance with the provisions of FAS No. 142. FAS No. 142 will also require that intangible assets with definite lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will not continue to amortize goodwill existing at December 31, 2001, and will perform an annual test for goodwill impairment in accordance with SFAS No. 121. The Company adopted the standard starting January 1, 2002. The Company recorded an impairment charge in 2002 as a result of the impairment test (see Note 18).

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
1.   Summary of Significant Accounting Policies (continued)

Other Accounting Pronouncements (continued)

In August 2001, the FASB issued SFAFS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. The Company adopted SFAS No. 144 effective January 1, 2002. It did not have an impact on the financial statements.

On April 30, 2002, the FASB issued Statement 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” FASB 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB 145 is issued. The Company has elected to adopt FASB 145, but it will not have a material effect on the December 31, 2002 financial statements.

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The effect of this statement on the Company’s results of operations and financial position was not material.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation – Transition and Disclosure." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No.123, the Company will continue to show pro forma disclosure related to the expense attributable to the fair market value of stock options granted to employees.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
1.   Summary of Significant Accounting Policies (continued)

Other Accounting Pronouncements (continued)
In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our Financial Statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003 the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. The application of FIN 46 is not expected to have a material effect on the Company's consolidated financial statements. The Company does not have any variable interest entities; therefore, this Interpretation is not expected to have an impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The Company does not expect the adoption of SFAS 149 will have a material impact on its financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003.
The Company does not expect the adoption of SFAS 150 will have a material impact on its financial position, cash flows or results of operations.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
2.   Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $1,285,847 and $3,587,811 for the years ended December 31, 2003 and 2002, respectively. The Company also had a net working deficit of $2,366,555 and $2,165,751 for the years ended December 31, 2003 and 2002 respectively. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions.

3.    Acquisition of Sespe Pharmacy

Effective January 26, 2003, the Company concluded its agreement to purchase all the tangible and intangible assets of Sespe Pharmacy, a privately held company, for a total cost of $181,068. The Company had opened escrow in 2002, and made a deposit of $40,000. The agreed purchase price consists of (i)) a short-term promissory note in the amount of $81,000 due 120 days after, and (ii) a cash payment of $100,068. Under the terms of the agreement, the Company purchased the Sespe Pharmacy name, all inventory, office and pharmacy equipment, furniture and fixtures. The amount due on the promissory note at December 31, 2003, is $68,384.

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

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
4.   Investments
During 2000, the Company had made investments in eBility, Inc. and which were recorded under the cost method of accounting. The investment was written off during 2002, due to the investee being unable to continue to finance its operations and to obtain additional capital. The Company recorded a charge of $25,000 in 2002.

5.   Accounts Receivable – Trade

In 2003 and 2002, approximately 94% and 95% of net revenues of continuing operations were derived under federal, state and local third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any would not be material to the financial position, results of operations or cash flows of the Company.

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts. The Company bases this estimate on historical collection experience and a review of the current status of trade accounts receivable. The Company had an allowance of $45,000 for doubtful accounts as of December 31, 2002. The Company had no allowance for doubtful accounts as of December 31, 2003.

The operations of Classic Care ceased in January 2003, and the DHS informed the Company in December 2002 that Medi-CAL was withholding a 100% of its payments and Classic Care’s Medi-CAL license was being suspended. Accordingly, the Company has fully reserved the accounts receivable balance as of December 31, 2003 and 2002. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The Company is continuing to have discussions with the DHS regarding this matter.

6.    Intangible Assets

Intangible assets consist of goodwill associated with the acquisition of Entremetrix, Inc., and Classic Care, Inc. The carrying value of goodwill attributable to Classic Care, Inc. was reduced by $7,497,001 in May 2002 to reflect the transfer of the long-term care services business in May 2002. Furthermore, the Company recorded an impairment charge for goodwill attributable to Classic Care of $1,461,538 in December 2002 due to the closure of Classic Care in January 2003.

The Company recorded goodwill attributable to Entremetrix of $2,906,985. In 2004, the Company decided to sell Entremetrix back to its original shareholder for a return of the original consideration paid by the Company. The amount of goodwill is classified in the Balance Sheet as a component of assets – discontinued operations.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
7.   Common Stock Transactions

Authorization to Effect a Reverse Stock Split

On March 28, 2003, the Company obtained a written consent of a majority of its shareholders to amend the Certificate of Incorporation to effect up to a one-for-200 reverse split of common stock. The exchange ratio was approved by the Board of Directors. The exchange ratio was one newly issued share for each two hundred shares of common stock. As per a Board of Directors resolution, this Amendment will have no effect on the par value of the common stock, which will remain at $0.001. The reverse stock split was effective August 25, 2003.

Pursuant to the Reverse Stock Split, each holder of shares of Common Stock (the "Old Common Stock") immediately prior to the effectiveness of the Reverse Stock Split will become the holder of fewer shares of Common Stock (the "New Common Stock") after consummation of the Reverse Stock Split. Although the Reverse Stock Split, will not, by itself, impact the Company's assets or properties, the Reverse Stock Split could result in a decrease in the Company's aggregate market value. The Reverse Stock Split will not result in some stockholders owning "odd-lots.” All fractional share holdings shall be rounded up to whole shares. For example, if a shareholder owns 350 shares of Old Common Stock, after a 1 for 200 Reverse Stock Split, that shareholder will now own 2 shares of New Common Stock, not 1 3/4 shares of New Common Stock.

Based on approximately 898,484,863 shares of Common Stock issued and outstanding as of August 25, 2003, the following table reflects a range of the approximate percentage reduction in the outstanding shares of Common Stock and the approximate number of shares of Common Stock that are outstanding as a result of the Reverse Stock Split (not accounting for any proposed increase in authorized shares as described above):
Reverse	Percentage	Shares To Be
Stock Split	Reduction	Outstanding

1 for 200	99.5%	4,492,425

All outstanding options, warrants, rights and convertible securities were appropriately adjusted for the Reverse Stock Split automatically on the effective date of the Reverse Stock Split. The Reverse Stock Split affects all stockholders equally and does not affect any stockholder's proportionate equity interest in the Company except for those stockholders whose fractional shares will be rounded up.

None of the rights currently accruing to holders of the Common Stock, options or warrants to purchase Common Stock or securities convertible into Common Stock are affected by the Reverse Stock Split. Following the Reverse Stock Split, each share of New Common Stock entitles the holder thereof to one vote per share and will otherwise be identical to one share of the Old Common Stock.

The percentage ownership of management, the number of stockholders or any aspect of the Company's business has not changed materially because of the Reverse Stock Split.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
7.   Common Stock Transactions (continued)

The common stock transactions during 2003 were as follows:

•On March 21, 2003, a holder of the Company’s 8% convertible debentures elected to convert an aggregate of $1,776 principal amount of the debentures and $324 of related interest into 15,000 shares of the Company’s common stock.

•On December 26, 2003, a holder of the Company’s 8% convertible debentures elected to convert an aggregate of $20,000 principal amount of the debentures into 600,000 shares of the Company’s common stock.

•The Company issued 2,375,000 shares of its common stock to a consultant for providing management and financial consulting services. The market value of the services received was $204,685.

•The Company issued 288,733 shares of its common stock to various consultants in lieu of cash payments for services rendered. The aggregate value of services was $86,620.

•The Company issued 700,000 shares of its common stock under the terms of the 2003 Legal and Consulting Services Plan. The common stock issued had an aggregate market value of $196,000.

•The Company issued 1,250,000 shares of its common stock, which had an approximate market value of $250,000, in connection with the acquisition of Entremetrix, Inc.

The common stock transactions during 2002 were as follows:

•The Company converted $138,000 in 8% convertible notes payable into 315,124 shares of its common stock and $13,969 of related interest into 38,512 shares of its common stock.

•The Company issued 150,000 shares of common stock, with a market value of $54,000, for consulting services provided to the Company.

•The Company converted stock options issued to consultants into 274,850 shares of its common stock in a cashless conversion. The Company recorded consulting expense of $199,305.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
7.   Common Stock Transactions (continued)

2003 Consulting and Legal Services Plan

In March 2003, the Board of Directors approved the 2003 Consulting and Legal Services Plan. The purpose of the 2003 Consulting and Legal Services Plan (“Plan”) is to provide the Company with a means of compensating selected key consultants and legal service providers to the Company and its subsidiaries for their services rendered with shares of Common Stock of the Company. The Plan will be administered by the Company’s Board of Directors (the “Board”). The Company’s Board shall (a) select those consultants legal service providers to whom shares of the Company’s Common Stock shall be awarded or sold, and (b) determine the number of shares to be awarded or sold; the time or times at which shares shall be awarded or sold; whether the shares to be awarded or sold will be registered with the Securities and Exchange Commission; and such conditions, rights of repurchase, rights of first refusal or other transfer restrictions as the Board may determine. Each award or sale of shares under the Plan may or may not be evidenced by a written agreement between the Company and the persons to whom shares of the Company’s Common Stock are awarded or sold. From time to time, the Board may make such changes in or additions to the Plan as it may deem proper and in the best interests of the Company and its Stockholders. The Board may also suspend or terminate the Plan at any time, without notice, and in its sole discretion.

For purposes of the Plan, the Board of Directors is authorized to sell or award up to 700,000 shares and/or options of the Company’s Common Stock at $0.001 par value per share (“Common Stock”).

All key consultants and qualified legal service providers to the Company and any of its subsidiaries are eligible to participate in the Plan.

The Board approved the issuance of 700,000 shares to various consultants under the terms of the Plan.

8.   Related Party Transactions

The following transactions occurred between the Company and certain related parties:

Profit Ventures, Inc.

Mr. Joel Rubenstein was the Managing Director of Classic Care, and his spouse is a shareholder in the Company. Mr. Rubenstein is also a trustee of the Shagrila Trust, which is the parent company of Profit Ventures, Inc. In 2000, Classic Care, entered into an agreement with Profit Ventures, Inc., to purchase products from Classic Care. Sales to Profit Ventures, Inc., were none and $201,954 for 2003 and 2002, respectively. Sales to Profit Ventures ceased in April 2002.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
8.   Related Party Transactions (continued)

Joel Rubenstein

Mr. Rubenstein did not receive a portion of his compensation for serving as the Managing Director of Classic Care. Mr. Rubenstein has $30,000 in compensation due from the Company for his services. The amount is included in the accrued liabilities as of December 31, 2003. In August 2002, Mr. Rubenstein resigned his position as managing director of Classic Care, Inc.

Mr. Rubenstein received advances from the Company totaling $26,000 in 2002. In January 2002, Mr. Rubenstein advanced $150,000 to the Company, which was repaid by the Company. In February 2002, the Company advanced to Mr. Rubenstein $26,000, and the Company has received payments of $30,500 in, 2002, which resulted in no amounts being due to or from Mr. Rubenstein as of December 31, 2002.

Transactions with Shareholders

Sarit Rubenstein

In May 2002, the Company repaid the entire principal balance of $82,750 for an unsecured note payable to Mrs. Sarit Rubenstein, a shareholder and an original owner of Classic Care. The borrowing was due originally in October 2000, and bears an interest rate of 6% per annum. The accrued interest was forgiven pursuant the sale agreement for the long-term care services business.

During fiscal year ended December 31, 2002 Classic Care, Inc. borrowed an additional $13,000, but repaid this advance in May 2002. As of December 31, 2003 and 2002, there are no outstanding amounts due to or from Mrs. Rubenstein.

Steve Oscherowitz

Mr. Steve Oscherowitz, a shareholder of the Company who was the majority shareholder in Classic Care prior to its purchase by the Company, has an agreement with the Company, under which he loaned funds to and borrowed funds from the Company. In previous years, this individual has loaned to Classic Care Pharmacy funds to meet its short-term working capital needs. The Company advanced to this individual $338,540 during 2002, and he has repaid to the Company $749,704 in 2002. The terms of the borrowings allow the Company to request repayment on demand. Mr. Oscherowitz repaid the Company in full on June 30, 2002.

The Company has an unsecured note payable to Mr. Steve Oscherowitz, a shareholder and an original owner of Classic Care. The borrowing was due originally in October 2000, and had become due on demand and bore an interest rate of 6% per annum. The outstanding balance on the note of $167,250 was paid on June 30, 2002 through the offset of a note receivable. As of December 31, 2003 and 2002, there are no outstanding amounts due to or from Mr. Oscherowitz.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
8.   Related Party Transactions (continued)

Transactions with Shareholders (continued)

Richard McKinley

Richard McKinley, President of Entremetrix, advanced $82,000 to Entremetrix in 2003. These advances are a component of net assets of discontinued operations held for sale.

9.   Property and Equipment

Property and equipment at December 31, 2003 and 2002 consisted of the following:

	2003	2002

Furniture and fixtures	$85,000	$30,694
Leasehold improvements	-	32,000
Computers and equipment	21,144	244,866
	106,144	307,560

Less accumulated depreciation and amortization	(22,731)	(280,255)

Total	$83,413	$27,305

Depreciation and amortization expense for the years ended December 31, 2003 and 2002 was $38,036 and $98,960, respectively.

10.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2003 and 2002 consisted of the following:

	2003	2002

Accounts payable	$325,748	$52,286
Accrued professional and related fees	134,250	70,055
Accrued compensation and related payroll taxes	324,380	208,588
Accrued interest payable	41,807	175,344
Other accrued expenses	16,749	67,559

Total	$842,934	573,832

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
11.   Other Receivables

The Company has transferred to another pharmacy a portion of its pharmaceuticals inventory amounting to $415,157. The Company has recorded a valuation allowance of $300,000 for this receivable in 2002. The Company is continuing its efforts to collect this receivable.

12.   Convertible Notes Payable and Debentures

Convertible debentures consist of the following at December 31, 2003, and December 31, 2002:

	2003	2002

8% convertible subordinated debentures, originally due in October 2002 and now on demand, convertible into shares of common stock at any time prior to maturity. Interest is payable quarterly, and principal is due at maturity.	$390,000	$390,000

8% convertible subordinated debentures, originally due in January 2003 and now on demand, convertible into shares of common stock at any time prior to maturity. Interest is payable quarterly, and principal is due at maturity.	290,000	310,000

8% convertible subordinated debentures, due in December 2005, convertible into shares of common stock at any time prior to maturity. Interest is payable quarterly, and principal is due at maturity.	370,000	-

8% convertible subordinated debentures, originally due in May 2002 and now on demand, convertible into shares of common stock at any time prior to maturity. Interest is payable quarterly, and principal is due at maturity.	117,567	119,347

10% convertible subordinated debentures, due on demand, convertible into shares of common stock at any time prior to maturity. Interest is payable semi-annually, and principal is due at maturity.	71,000	71,000

	1,238,567	890,347

Less: Unamortized Discount	(274,426)	(12,081)

Total debt	964,141	878,266

Less: current portion	(868,567)	(878,266)

Convertible debentures, less current portion	$95,574	$-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
12.   Convertible Notes Payable and Debentures (continued)

10% Convertible Debentures

During January through May 1997, the Company issued convertible notes aggregating to $479,655, which were due in the same months in 2000. The notes have a stated interest rate of 10% per annum, and interest is payable semi-annually. The notes are convertible at $9.38 per share, which approximated the average trading price of the Company's common stock. $71,000 of these notes was still outstanding as of December 31, 2003 and 2002. These notes are now due on demand. Interest is accrued as of December 31, 2003.

8% Convertible Debentures

During 2000, the Company issued convertible notes that were due in October 2002. The notes have a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. In 2001, the noteholders converted $360,000 of the outstanding principal into the Company’s common stock, and $390,000 of these notes was still outstanding as of December 31, 2003 and 2002.

In 2001, the Company obtained additional capital financing of $1,200,000 through the issuance of convertible notes payable. The Company also issued warrants to purchase 20,000 shares of the Company’s common stock to various parties as part of these financing agreements.

Total funds received of $1,200,000 were allocated $1,060,000 to the 8% convertible notes and $140,000 to the note warrants. The value allocated to the note warrants and the beneficial conversion feature was amortized to interest expense over the term of the notes.

The 8% convertible debentures have a conversion price that is the lesser of (1) 80% of the average of the three lowest closing prices out of the thirty closing prices prior to the closing date and (2) 80% of the lowest three closing prices during the sixty trading days, as reported on the NASD OTC Bulletin Board, immediately preceding the purchase date. Thus, the debentures will be converted at prices below the current market price on the conversion date. If conversions of the debentures occur, shareholders may be subject to an immediate dilution in their per share net tangible book value. The current convertible debentures may be converted into common stock at any time.

The warrants issued which are convertible into 20,000 shares of common stock were issued as follows: Warrants for 5,000 shares bear an exercise price of $30.00, which is based upon the lowest closing price for the five days preceding January 10, 2001. Warrants for 7,500 shares bear an exercise price of $6.00, which is based upon the lowest closing price for the five days preceding May 9, 2001. Warrants for 7,500 shares bear an exercise price of $2.00, which is based upon the lowest closing price for the five days preceding August 17, 2001 The exercise price is subject to adjustment and it has to be 110% of the lowest closing price for the ten trading days preceding the exercise date, and the Company has not repriced any warrants in 2003 or 2002.

During January 2001, the Company issued convertible notes aggregating to $500,000, which are due in January 2003. The notes have a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. In 2002 and 2001, the Company converted $105,000 into its common stock. In 2003, the Company converted $20,000 into its common stock, and $290,000 of these notes were still outstanding as of December 31, 2003.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
12.   Convertible Notes Payable and Debentures (continued)

8% Convertible Debentures (continued)

During May 2001, the Company issued a convertible note aggregating to $400,000, which is due in May 2002. The note has a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. In 2002 and 2001, the noteholders converted $1,350 and $398,650, respectively, into the Company’s common stock. There is no outstanding balance as of December 31, 2003 and 2002, respectively.

During August 2001, the Company issued a convertible note aggregating to $300,000, which is due in August 2002. The note has a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. In 2003, 2002 and 2001, the noteholders converted $1,776, $31,651 and $149,003, respectively, into the Company’s common stock, and $117,567 and $119,347 of this note was still outstanding as of December 31, 2003 and 2002, respectively.

In November 2003, the Company obtained additional capital financing of $370,000 through the issuance of convertible notes payable. The Company also issued warrants to purchase 2,200,000 shares of the Company’s common stock to various parties as part of these financing agreements.

Total funds received of $370,000 were allocated $83,829 to the 8% convertible notes, $127,600 to the note warrants and $158,571 to the beneficial conversion feature. The value allocated to the note warrants and the beneficial conversion feature are being amortized to interest expense over the term of the notes.

The 8% convertible debentures have a conversion price that is the lesser of (1) 70% of the average of the three lowest closing prices out of the thirty closing prices prior to the closing date and (2) 80% of the lowest three closing prices during the sixty trading days, as reported on the NASD OTC Bulletin Board, immediately preceding the purchase date. Thus, the debentures will be converted at prices below the current market price on the conversion date. If conversions of the debentures occur, shareholders may be subject to an immediate dilution in their per share net tangible book value. The current convertible debentures may be converted into common stock at any time.

The warrants issued are convertible into 2,200,000 shares common stock at an exercise price of $0.06 per share, which is based upon the lowest closing price for the five days preceding the date of grant. The exercise price can be adjusted down by the Company, and the Company has not repriced any warrants in 2003.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
13.   Income Taxes

Significant components of the provision for taxes based on income for the years ended December 31 are as follows:

	2003	2002

Current
Federal	$-	$-
State	1,600	3,200

	1,600	3,200

Deferred
Federal	-	-
State	-	-

Provision for income taxes	$1,600	$3,200

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31 is as follows:

	2003	2002

Income tax provisions (benefit) computed
at federal statutory rate	(35.00%)	(35.00%)

State taxes	-	(8.84%)

Increase in the valuation allowance	35.02%	42.85%

Total	0.02%	0.01%

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
13.   Income Taxes (continued)

Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

	2003	2002

Deferred tax asset
Net operating loss carryforwards	$10,411,896	$8,839,956
Impairment of assets	120,000	2,032,518
Options/warrants	45,217	627,898
Discontinued operations	200,000	690,344
Other	-	134,439

	10,777,113	12,325,155

Deferred tax liability
State income taxes	(1,799,127)	(1,451,728)

Net deferred tax asset	8,977,986	10,873,427

Valuation allowance	(8,977,986)	(10,873,427)

	$-	$-

At December 31, 2003, the Company has available approximately $26,095,234 and $10,476,415 in Federal and State net operating loss carryforwards available to offset future federal and state income taxes, respectively, which begin to expire in 2022.

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

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
14.   Commitments and Contingencies

Litigation

Department of Health Services

The Company is a provider of services under California’s Medicaid program (“Medi-Cal”), which is administered by the Department of Health Services (“DHS”). DHS served notice to the Company that the Company received overpayment of claims submitted by the Company for certain drugs, based on alleged violations of the California Code of Regulations. The Company has provided documentary evidence to contest and rebut DHS’s allegations and received an extension to provide evidence to the contrary. In December 2002, DHS informed the Company that it was suspending Classic Care’s Medi-Cal license, and that it was withholding all further payments until its investigation is complete. Classic Care could not successfully operate without a Medi-Cal license. Thus, the Company has decided to cease operations of Classic Care. Management has fully reserved the accounts receivable balance regarding these allegations.

Additionally, DHS has alleged that Classic Care was overpaid in 1998, 1999 and 2000, and has requested a refund. The Company believes that all reimbursements received were appropriate, and management believes that it does not have a liability to the DHS.

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 2003. However, there can be no assurance that the Company will prevail in the above proceedings. In addition, the Company may be required to continue to defend itself resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing, an unfavorable settlement or judgment could be awarded against the Company, which might have a material adverse effect upon the Company.

Company Is in Dispute with a Vendor

The Company is in dispute over the amounts due this vendor for purchases of pharmaceuticals in 2001 and 2002 by its subsidiary, Classic Care, in the approximate amount of $550,000. The Vendor has filed a lawsuit naming the Company as a defendant. The Company with the advice of its counsel has evaluated these claims and is vigorously defending itself in this litigation. The Company believes that adequate provision has been made in the 2003 financial statements for any liability.

Leases

Operating leases

The pharmacy is located at 1429 South Robertson Blvd, Los Angeles, CA and requires a monthly rental payment of $4,500. The term of the lease is six (6) years and expires in March 2004. In December 2002, Classic Care Pharmacy vacated the facility. The Company obtained a lease severance effective December 4, 2002. All of the equipment, office equipment and furniture were placed into the warehouse/office leased by the Company.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
14.   Commitments and Contingencies (continued)

Leases (continued)

Operating leases (continued)

In June of 2002, the Company leased a 7,334-square-foot building located at 8135 Clybourne Ave, Sun Valley, CA91352, to serve as their corporate headquarters and storage facility. The lease is for a period of two years, ending June 2004, with monthly lease payments of $3,420.00. The Company subleases on a month-to-month basis approximately one half of the facility to Digital Media Group, Inc, a related company that is owned by the Company’s CEO and Chairman, Steve Westlund. The Company vacated this facility in March 2004.

In January 2003, the Company entered into an operating lease agreement for a pharmacy (approximately 850 square feet) in Fillmore, California. The pharmacy facility is approximately 835 square feet. Payments under the lease will be $1,170 per month, and will commence on January 26, 2003, and will continue through the initial lease term of five years. The Company has options to renew the lease for two five-year periods and to purchase the facility at its estimated fair market value at any time during the lease term.

The Company leased an automobile under a 39-month operating lease that was scheduled to expire in February 2005 with monthly payments of $415. The automobile was returned and the lease cancelled in April 2003.

Future minimum lease payments due under non-cancelable operating leases consist of the following as of December 31, 2003:
2004	$20,520
2005	-

Future minimum lease payments	$20,520

Rent expense for the years ended December 31, 2003 and 2002 was $51,548 and $83,585 respectively.

Operating Leases – Transferred Subsequent to December 31, 2003

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

The Company is not obligated for the Entremetrix facilities lease due to the sale of Entremetrix in February 2004.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
14.   Commitments and Contingencies (continued)

Capital leases

The Company had maintained capital leases for some of its medical equipment and certain autos. All assets under capital leases were directly related to the operations of Classic. Due to the closure of Classic Care, Inc., all amounts due under capital lease have been reclassified as current. The Company’s management is negotiating with the lessons regarding the outstanding amounts.

Employment Agreements

Chief Executive Officer Compensation

On April 1, 2000, Mr. Westlund signed a three-year employment agreement. The contract calls for Mr. Westlund to be paid a base salary of $8,333 per month for the first year of the term. Mr. Westlund’s base salary was to increase 15% per year for each of the second and third years per this agreement.

Although Mr. Westlund’s employment agreement states that his salary is to be $8,333 per month, his actual pay has been $4,000 per month. Mr. Westlund is entitled to be paid the balance of his monthly compensation in either cash or equity. Additionally, Mr. Westlund has been granted an option to purchase up to 30,000 shares of Kaire common stock over the next 5 years at an option price of $0.05 per share. To date, Mr. Westlund has exercised options to purchase 29,833 shares of common stock.

On October 17, 2003, Mr. Westlund was issued 375,000 shares of the Company’s common stock in lieu of $22,500 of the total amount due to him under the above compensation agreement. The Company has accrued amounts due to Mr. Westlund of $317,980 as of December 31, 2003.

Consulting Agreements

The Company has various consulting agreements that provide for issuance of the Company’s common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants. These agreements relate primarily to raising of capital, accounting services, legal services, and professional services rendered in connection with the Company’s acquisition efforts. The Company has accrued $60,000 for amounts due under such agreements in 2003.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
15.   Stock Options and Warrants

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

	2003	2002

Net loss
As reported	$(1,285,867)	$(3,587,811)
Pro forma	$(1,285,867)	$(3,587,811)
Basic and diluted loss per common share
As reported	$(0.25)	$(1.61)
Pro forma	$(0.25)	$(1.61)

Options and warrants are granted at prices that are equal to the current fair value of the Company’s common stock at the date of grant. The Company records compensation expense on options granted at prices below the current fair market value. The vesting period is usually related to the length of employment or consulting contract period. In 2003, warrants were granted pursuant to the issuance of convertible debentures.

The fair value of these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2003; dividend yield of 0%; expected volatility of 250%; risk-free interest rate of 5.5%; and expected life of 3 years. There were no options or warrants granted in 2002.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted-average fair value of options and warrants granted during the year ended December 31, 2003, were $0.05.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
15.   Stock Options and Warrants (continued)

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding as of December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2003	Weighted Average Exercise Price

10.00	10,167	1.46	$10.00	10,167	$10.00

	10,167	1.46	$10.00	10,167	$10.00

	Warrants Outstanding			Warrants Exercisable

Range of Exercise Prices	Number Outstanding as of December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2003	Weighted Average Exercise Price

$0.05	2,200,000	2.91	$0.06	2,200,000	$0.06

	2,200,000	2.91	$0.06	2,200,000	$0.06

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding as of December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2002	Weighted Average Exercise Price

$10.00	10,167	2.46	$10.00	10,167	$10.00

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
15.   Stock Options and Warrants (continued)

	Warrants Outstanding			Warrants Exercisable

Range of Exercise Prices	Number Outstanding as of December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2002	Weighted Average Exercise Price

$2.00	7,500	1.67	$2.00	7,500	$2.00

$6.00	7,500	1.42	6.00	7,500	6.00

$30.00	12,500	0.91	$30.00	12,500	$30.00

	27,500	1.26	$16.00	27,500	$16.00

The following summarizes the Company's stock option and warrants activity:

	Warrants And Stock Options Outstanding	Weighted Average Exercise Price

Outstanding December 31, 2001	37,700	$10.00

Granted	-	$-
Exercised	-	$-
Expired/Cancelled	(33)	$30.00

Outstanding December 31, 2002	37,667	$10.00

Granted	2,200,000	$0.06
Exercised	-	$-
Expired/Cancelled	(27,500)	$16.00

Outstanding December 31, 2003	2,210,167	$0.06

The Company has 2,200,000 and 27,500 warrants outstanding as of December 31, 2003 and 2002, respectively. The exercise price of the outstanding warrants as of December 31, 2003 is $0.06.The outstanding warrants have a clause that causes the exercise price can be adjusted down by the Company. The warrants expire 3 years from the original date of grant. The Company has not repriced any warrants as of December 31, 2003.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
16.   Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. Earnings per share-dilutive does not include the effect of potentially dilutive securities for the years ended December 31, 2003 and 2002 respectively. The loss from operations and the net loss for the years ended December 31, 2003 and 2002 make these securities anti-dilutive.

Effective August 25, 2003, the Company concluded a reverse split at a ratio of 1-for-200. All EPS calculations and shares issued were retroactively adjusted to reflect the reverse stock split.

17.   Discontinued Operations – Classic Care, Inc.

In December 2002, the Company decided to discontinue operations at its Classic Care subsidiary, a pharmacy, and conduct a voluntary dissolution of Classic Care. In May 2002, the Company transferred its long-term care services business to the original shareholders of Classic Care. The expected disposal date of Classic Care is May 2003. Classic Care’s sales for the years ended December 31, 2003, and December 31, 2002, were $8,266 and $7,725,532, respectively. In conjunction with the discontinuance of operations, the Company recorded a provision for disposition of $208,497 (net of income tax benefit of $0) for costs estimated to be incurred prior to disposition. The Company does not anticipate significant operating loss during the phase-out period. The results of Classic Care’s operations have been reported separately as discontinued operations in the Statements of Operations.

Inventories consist of pharmaceuticals, medical supplies and equipment of $- and $3,000 for the years ended December 31, 2003 and 2002, respectively. The Company regularly checked its inventory for any expired or obsolete pharmaceuticals. The Company recognized a loss due to the write-down to disposal value of the inventory. Inventory attributable to Classic Care business is included in assets of discontinued operations

The net assets (liabilities) of the discontinued operations have been recorded at their estimated net realizable value under the caption “Net assets (liabilities) of discontinued operations – Classic Care” in the accompanying Balance Sheets at December 31, 2003, and December 31, 2002, and consist of the following:

	2003	2002

Accounts receivable, net	$-	$-
Inventories	-	3,000
Property and equipment, net	-	1,553
Other assets	-	-

Total assets	-	4,553

Accounts payable	(685,050)	(674,240)
Accrued liabilities	(13,766)	(13,766)
Capital leases	(-)	(69,862)
Notes payable – related parties	-	(-)

Total liabilities	(698,816)	(757,868)

Net assets (liabilities) of discontinued operations	$(698,816)	$(753,315)

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
18.   Classic Care Pharmacy, Inc.

Impairment Write-Down Recognized as a Result of Strategic Review of Certain Operations

In 2002, during the course of the Company’s strategic review of its pharmacy operations conducted through Classic Care, the Company recorded a pre- and post-tax charge of $1,461,538 relating to the impairment of goodwill, when it was determined that future undiscounted cash flows associated Classic Care operations were insufficient to recover their carrying value. The Company has ceased all operations in Classic Care effective January 2003.

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

This agreement was amended on December 6, 2000 to include additional cash payments of $2,000,000 and to defer the determination date for any additional shares to be issued under the merger agreement to October 31, 2001. The target price of the acquisition was set at $9,500,000 and the value of public market valuation of the 77,500 shares was required to be $6,500,000 or $84.00 per share on or before that date to meet the target price of $9,500,000.

During 2001, the Company renegotiated with the original owners of Classic Care for amounts due them under the original purchase agreement (as amended on December 6, 2000) of their interests in Classic Care. The original Classic Care shareholders negotiated a settlement with the Company due to the Company’s common stock not having achieved specified levels ($0.42 per share) during designated periods subsequent to the acquisition. The revised settlement with the original Classic Care owners resulted in the Company increasing its liability to the original Classic Care Shareholders by $6,345,000 and reducing additional paid-in capital by an equivalent amount.

Pursuant to this agreement, the Company has increased the note payable and amounts due to the original Classic Care shareholders by $6,345,000 and reduced additional paid-in capital by an equivalent amount due to the resolution of the contingency involved with the original purchase.

In 2002, the amount of goodwill was adjusted to account for the transfer of Classic Care’s long-term services business and the subsequent closure of Classic Care operation in 2003.

In December 2002, the Company decided to voluntarily dissolve Classic Care, Inc. dba Classic Care Pharmacy as a result of sanctions by the pharmacy management of the Department of Health Services and the subsequent suspension of the Medi-Cal license.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
19.   Acquisition and Disposition of Entremetrix, Inc.

Acquisition of Entremetrix, Inc.

In March 2003, the Company through its subsidiary completed the acquisition of all the outstanding common shares of Entremetrix, Inc., a Nevada corporation, for $2,750,000. The agreed purchase price consists of (i) a 4% promissory note in the amount of $2.5 million due four years after closing, and (ii) the issuance of 1,250,000 shares of the Company’s common stock having a market value of approximately $250,000.

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

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

Cash and cash equivalents	$27,576
Accounts receivable	958
Other current assets	134,608
Property and equipment	51,323
Goodwill	2,906,985
Other non-current assets	645

Total assets	$3,122,095

Accounts payable and accrued expenses	$262,620
Notes payable	109,475
Total liabilities	$372,095

Total acquisition cost	$2,750,000

The pro forma consolidated results of operations have not been presented as if the acquisition of Entremetrix, Inc. had occurred at January 1, 2002, due to the sale of Entremetrix back to its original shareholder in February 2004. The pro forma information is not meaningful due to sale of Entremetrix, and the Company not pursuing any future business opportunities in the professional employment line.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
19.   Acquisition and Disposition of Entremetrix, Inc. (continued)

Disposition of Entremetrix, Inc.

In February 2004, the Company signed a definitive agreement to sell Entremetrix, Inc., (Entremetrix), its professional employment organization business unit, back to its original shareholder. The Company had purchased Entremetrix in March 2003 for common stock and a note payable to the shareholder of Entremetrix. The results of operations of Entremetrix have been reported separately as discontinued operations. The transaction was in essence a recession of the original purchase. The Company received back the shares, 1,250,000 shares of its common stock, it had issued to the original shareholder and the note payable to the shareholder in the amount of $2,500,000 plus any accrued interest to date was cancelled. Entremetrix’s revenues were $399,643 for the period starting March 18, 2003 (acquisition date) to December 31, 2003.

For financial reporting purposes, the assets and liabilities of Entremetrix have been classified in the accompanying Balance Sheets as of December 31, 2003, under “Assets of discontinued operations held for sale” and comprise the following:

Assets:
Accounts receivable	$60,557
Other current assets	70,428
Property and equipment, net	48,435
Other assets	2,946,784

Total assets	$3,126,204

Liabilities:
Accounts payable	165,837
Accrued liabilities	238,796
Other non-current liabilities	2,692,332

Total liabilities	3,096,965

Net assets of discontinued operations
held for sale	$29,239

20.   Subsequent Events

Conversion of Debentures into Common Stock

During the period January 1, 2004 to April 2, 2004, holders of the Company’s 8% convertible debentures elected to convert an aggregate of $552,000 (principal and interest) into 17,011,518 shares of the Company’s common stock.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
20.   Subsequent Events (continued)

Issuance of Common Stock for Services

The Company issued 2,405,000 shares of common stock to employees and consultants, with a market value of $649,000, for consulting services provided to the Company. Included in this issuance amount are 1,000,000 shares issued to the Chairman and CEO as payment for prior year deferred compensation.

Warrant Conversion

The Company converted warrants issued to debt holders into 2,200,000 shares of its common stock at an exercise price of $0.06.

