Form 10QSB
period 2004-03-31
KAIRE HOLDINGS INC
filed 2004-05-21
CIK 822997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________

Commission file number 0-21384

KAIRE HOLDINGS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	13-3367421
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5520 Sespe Avenue, Suite D, Fillmore , CA	93015
(Address of principal executive offices)	(Zip code)

Registrant's Telephone number, including area code: (805) 524-0024

   __________________________________________________________________
(former name, address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X    No _

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
        Class of Common Stock                       Outstanding at April 30, 2004
        $.001 par value                           27,179,525 shares

Transitional Small Business Disclosure Format   Yes    No X

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

KAIRE HOLDINGS INCORPORATED

Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Condensed Consolidated Balance Sheets at
March 31, 2004 and December 31, 2003 (unaudited)
Condensed Consolidated Statements of Operations (Unaudited)
   for the three months ended March 31, 2004 and 2003

Condensed Consolidated Statements of Cash Flows (Unaudited)
for the three months ended March 31, 2004 and 2003
Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations.

Item 3. Controls and Procedures

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2   Changes in Securities and Use of Proceeds

Item 3   Defaults Upon Senior Securities

Item 4.   Submission of Matters of a Vote to Security Holders

Item 5   Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements

March 31, 2004

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements

March 31, 2004

C O N T E N T S

Consolidated Balance Sheets	1 – 2

Consolidated Statements of Operations	3

Consolidated Statements of Cash Flows	4 – 6

Notes to Consolidated Financial Statements	7 – 26

See accompanying notes to these financial statements.

Kaire Holdings Incorporated and Subsidiaries Consolidated Balance Sheets As of March 31, 2004 and December 31, 2003

ASSETS

	March 31, 2004	December 31, 2003

	(unaudited)	(audited)
Current Assets
Cash and cash equivalents	$-	$45,055
Accounts receivable, trade	126,430	66,762
Other receivables	118,607	115,157
Advances to shareholders	-	39,930
Inventory	78,725	85,228
Deposits	45,549	45,549
Prepaid expenses	279	-
Net assets of discontinued operations held for sale - Entremetrix	-	29,239

Total Current Assets	369,590	426,920

Other Assets
Property and equipment, net of accumulated depreciation	91,501	83,413

Total Other Assets	91,501	83,413

Total Assets	$461,091	$510,333

(continued)

See accompanying notes to these financial statements. - 1 -

Kaire Holdings Incorporated and Subsidiaries Consolidated Balance Sheets (Continued) As of March 31, 2004 and December 31, 2003

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2004	December 31, 2003

	(unaudited)	(audited)
Current Liabilities
Accounts payable and accrued expenses	$663,051	$842,934
Income tax payable	6,500	14,500
Loans payable	51,363	68,384
Notes payable - related parties	6,196	5,746
Advances from shareholders	79,965	63,707
Liabilities of discontinued operations - Classic Care	698,816	698,816
Accrued interest - convertible debt	169,867	230,821
Convertible notes - current portion	454,786	868,567

Total Current liabilities	2,130,544	2,793,475

Long term liabilities
Convertible notes payable and debentures	109,250	95,574

Total long term liabilities	109,250	95,574

Total Liabilities	2,239,794	2,889,049

Stockholders' equity
Common stock, $0.001 par value
900,000,000 shares authorized; 27,159,525
and 7,393,007 shares issued and outstanding, respectively	27,160	7,393
Additional paid in capital	39,505,521	38,503,257
Accumulated deficit	(41,311,384)	(40,889,366)

Total Stockholders' Equity	(1,778,703)	(2,378,716)

Total Liabilities and Stockholders' Equity	$461,091	$510,333

See accompanying notes to these financial statements. - 2 -

Kaire Holdings Incorporated and Subsidiaries Consolidated Statements of Operations For The Three Months Ending March 31, 2004

	March 31,	March 31,
	2004	2003

	(unaudited)	(unaudited)
Net revenues	$499,818	$250,263
Cost of goods sold	(403,524)	(241,426)

Gross Profit	96,294	8,837

Operating Expenses
Salaries	95,943	73,537
Depreciation and amortization	6,624	13,866
General and administrative	502,263	433,755
Selling expense	18,942	2,134
Rent	22,170	23,119

Total Operating Expenses	645,942	546,411

Loss from operations	(549,648)	(537,574)

Other Income (Expenses)
Interest expense	(91,170)	(33,226)
Miscellaneous income	333	7,194
Miscellaneous expense	(80)	-

Total Other Income (Expenses)	(90,917)	(26,032)

Loss from continuing operations before income taxes	(640,565)	(563,606)

Provision for income taxes	(3,014)	(800)

Loss from continuing operations	(643,579)	(564,406)

Discontinued operations
Loss from operations of discontinued segment (Classic Care)
net of income tax expense of $200 in 2003	-	(36,875)

Gain on disposal of assets of discontinued segment (Classic Care)	-	78,668

Loss from operations of discontinued segment (Entremetrix), net
of income tax expense of $200 for both years	(55,287)	(20,661)

Gain on sale discontinued segment (Entremetrix)	276,848	-

Net Loss	$(422,018)	$(543,274)

(Loss) earnings per weighted average share of
common stock outstanding
From continuing operations	$(0.04)	$(0.22)
From discontinued operations	0.01	0.02

Total (loss) earnings per share	$(0.03)	$(0.20)

Weighted-average shares outstanding -basic and diluted	15,466,443	2,547,225

See accompanying notes to these financial statements. - 3 -

Kaire Holdings Incorporated and Subsidiaries Consolidated Statements of Cash Flows For The Three Months Ending March 31, 2004

	March 31,	March 31,
	2004	2003

	(unaudited)	(unaudited)
Increase (decrease) in cash and cash equivalents
Net loss	$(422,018)	$(543,274)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	6,624	16,087
Amortization of warrant and bond issuance discount	63,676	12,081
Common stock issued for professional services and compensation	351,260	299,944
Common stock issued for payment of interest	-	324
(Income) loss from operations of discontinued operations - Classic Care	-	36,875
(Gain) Loss on disposition of assets of discontinued operations - Classic Care	-	(78,668)
Gain on sale of discontinued operations - EntreMetrix	(276,848)	-
(Income) loss from operations of discontinued operations - entreMetrix	55,287	-
Change in net assets and liabilities of discontinued operations - Classic Care	-	(37,190)
Change in net assets and liabilities of discontinued operations - entreMetrix		(15,065)
Other	(9,126)	97
Non-cash other income	-	5,541

Total adjustments to net income	$(231,145)	$(303,248)

Cash flow from operating activities:
Changes in operating assets and liabilities:
Trade accounts receivable	$(59,668)	$64,248
Deposits	-	30
Other receivables and assets	(3,450)	41,665
Advances to shareholders	39,930	-
Prepaids	(279)	-
Inventory	6,503	(43,567)
Income and sales tax payable	(8,000)	800
Accrued interest on convertible notes	23,962	17,883
Accounts payable and accrued expenses	70,117	198,601

Cash flow generated by (used in) operating activities	$(162,030)	$(23,588)

Cash flow from investing activities:
Purchase of property and equipment	$(14,712)	$-
Cash acquired in acquisition of entreMetrix, Inc.	-	27,576

Net cash generated by (used in) investing activities	$(14,712)	$27,576

(continued)

See accompanying notes to these financial statements. - 4 -

Kaire Holdings Incorporated and Subsidiaries Consolidated Statements of Cash Flows (Continued) For The Three Months Ending March 31, 2004

	March 31,	March 31,
	2004	2003

	(unaudited)	(unaudited)
Cash flow from financing activities:
Proceeds from notes payable – shareholders	$ a16,258	$20,375
Payments on loans	(17,021)	-
Proceeds from notes payable - related parties	450	3,394
Proceeds from loans		20,078
Proceeds from conversion of warrants	132,000

Net cash generated by (used in) financing activities	$131,687	$43,847

Net (decrease) increase in cash and cash equivalents	$(45,055)	$47,835

Cash and cash equivalents at beginning of year	45,055	20,356

Cash and cash equivalents at end of period	$-	$68,191

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$2,063	$-

Income taxes	$8,800	$-

Supplemental schedule of non-cash investing and financing activities:

During the three months ended March 31, 2004, the Company entered into the following non-cash transactions:

Issued 1,405,000 shares of common stock for consulting services and compensation valued at $351,260;

Issued 18,611,518 shares of common stock for conversion of $538,871 of notes payable;

Issued 1,000,000 shares of common stock to an employee for prior year compensation valued at $250,000;

Retired 1,250,000 shares of commons stock valued at $250,000; and

The sale of entreMetrix resulted in a non-cash gain of $276,848.

(continued)

See accompanying notes to these financial statements. - 5 -

Kaire Holdings Incorporated and Subsidiaries Consolidated Statements of Cash Flows For The Three Months Ending March 31, 2004

During the three months ended March 31, 2003, the Company entered into the following non-cash transactions:

Issued 913,691 shares of common stock for consulting services and compensation valued at $299,944;

Issued 15,000 shares of common stock for conversion of $1,776 of principal on notes payable, and $324 of accrued interest;

In March 2003, the Company returned $26,625 of vehicles under capital leases to the lessors; and

Issued 182,738,202 shares of common stock for legal and consulting services valued at $299,944.

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

$-

Kaire Holdings Incorporated and Subsidiaries Notes To Consolidated Financial Statements March 31, 2004

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

Principles of Consolidation
The unaudited consolidated financial statements include the accounts of Kaire and its wholly-owned subsidiaries (collectively “the Company”), a publicly-traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”). The Company’s subsidiaries include Effective Health, Inc. (dba Sespe Pharmacy), Classic Care, Inc. (dba Classic Care Pharmacy) and Entremetrix, Inc. Intercompany accounts and transactions have been eliminated upon consolidation.
-7 -

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements March 31, 2004
1.   Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do no include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended March 31, 2004, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions were eliminated. The Company’s fiscal year ends on December 31 each year.

The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

Concentration of Cash

The Company at times during the year maintained cash balances in excess of the federally insured limit of $100,000 per institution. There were no uninsured balances as of March 31, 2004.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements March 31, 2004
1.   Summary of Significant Accounting Policies (continued)

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
-9 -

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements March 31, 2004
1.   Summary of Significant Accounting Policies (continued)

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

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements March 31, 2004
1.   Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The FASB released Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation.” This Interpretation addresses certain practice issues related to APB Opinion No.25. The provisions of this Interpretation shall be applied to new awards, exchanges of awards in business combinations, modifications to an outstanding award, and exchanges in grantee status that occur.

The Company did not issue any options or warrants to employees or consultants during the three months ended March 31, 2004 and 2003.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the three months ended March 31, 2004 and 2003, comprehensive loss is equivalent to the Company’s net loss.

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

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. The Company did not incur any advertising costs for the three months ended March 31, 2004 and 2003.
- 11-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements March 31, 2004
1.   Summary of Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Other Accounting Pronouncements

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

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements March 31, 2004
1.   Summary of Significant Accounting Policies (continued)

Other Accounting Pronouncements (continued)

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

2.   Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $494,018 and $543,274 for the three months ended March 31, 2004 and 2003, respectively. The Company also had a net working deficit of $1,832,954 for the three months ended March 31, 2004. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions.
- 13-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements March 31, 2004
3.    Acquisition of Sespe Pharmacy

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

4.   Accounts Receivable – Trade

In 2004 and 2003, approximately 94% and 95% of net revenues of continuing operations were derived under federal, state and local third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any would not be material to the financial position, results of operations or cash flows of the Company.

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts. The Company bases this estimate on historical collection experience and a review of the current status of trade accounts receivable. Management determined that no allowance for doubtful accounts was needed as of March 31, 2004.

The operations of Classic Care ceased in January 2003, and the DHS informed the Company in December 2002 that Medi-CAL was withholding a 100% of its payments and Classic Care’s Medi-CAL license was being suspended. Accordingly, the Company has fully reserved the accounts receivable balance as of March 31, 2004 and December 31, 2003. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The Company is continuing to have discussions with the DHS regarding this matter.

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements March 31, 2004
5.   Common Stock Transactions

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
- 15-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements March 31, 2004
5.   Common Stock Transactions (continued)

The common stock transactions during the three months ended March 31, 2004 were as follows:

•The Company converted $538,871 in 8% convertible notes payable and related interest into 18,611,518 shares of its common stock.

•The Company issued 1,405,000 shares of its common stock, with a market value of $351,260, for consulting services provided to the Company.

•The Company converted warrants issued to note holders into 2,200,000 shares of its common stock for $132,000.

•The Company issued 1,000,000 shares of its common stock to its CEO for past due compensation totaling $250,000.

The common stock transactions during the three months ended March 31, 2003 were as follows:

•On February 7, 2003, a holder of the Company’s 8% convertible debentures elected to convert an aggregate of $1,776 principal amount of the debentures and $324 of related interest into 15,000 shares of the Company’s common stock on March 21, 2003.

•During the period ending March 31, 2003, the Company issued 288,733 shares of its common stock to various consultants in lieu of cash payments for services rendered. The aggregate value of services was $103,944.

•The Company issued 700,000 shares of its common stock under the terms of the 2003 Legal and Consulting Services Plan. The common stock issued had an approximate market value of $196,000.

•The Company issued 1,250,000 shares of its common stock, which had an approximate market value of $250,000, in connection with the acquisition of entreMetrix, Inc.
- 16-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements March 31, 2004
5.   Common Stock Transactions (continued)

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

6.   Related Party Transactions

The following transactions occurred between the Company and certain related parties:

Richard McKinley

Richard McKinley, President of Entremetrix, advanced $82,000 to Entremetrix in 2003.

- 17-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements March 31, 2004
7.   Property and Equipment

Property and equipment at March 31, 2004 and December 31, 2003 consisted of the following:

	2004	2003

Furniture and fixtures	$85,000	$115,694
Automobiles	14,712	-
Leasehold improvements	-	32,000
Computers and equipment	21,144	261,136
	120,856	408,830

Less accumulated depreciation and amortization	(29,355)	(294,122)

Total	$91,501	$114,708

Depreciation and amortization expense for the three months ended March 31, 2004 and 2003 was $6,624 and $13,866, respectively.

8.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2004 and December 31, 2003 consisted of the following:

	March 31, 2004	December 31, 2003

Accounts payable	$201,381	$168,811
Accrued professional and related fees	134,250	134,250
Accrued compensation and related payroll taxes	107,403	327,581
Accrued interest payable	9,583	-
Other accrued expenses	5,191	7,049
Reserve for litigation	205,243	205,243

Total	$663,051	842,934

9.   Other Receivables

The Company has transferred to another pharmacy a portion of its pharmaceuticals inventory amounting to $415,157. The Company has recorded a valuation allowance of $300,000 for this receivable in 2002. The Company is continuing its efforts to collect this receivable.
-18 -

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements March 31, 2004
10.   Convertible Notes Payable and Debentures

Convertible debentures consist of the following at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003

8% convertible subordinated debentures, originally due in October 2002 and now on demand, convertible into shares of common stock at any time prior to maturity. Interest is payable quarterly, and principal is due at maturity.	$-	$390,000

8% convertible subordinated debentures, originally due in January 2003 and now on demand, convertible into shares of common stock at any time prior to maturity. Interest is payable quarterly, and principal is due at maturity.	290,000	290,000

8% convertible subordinated debentures, due in December 2005, convertible into shares of common stock at any time prior to maturity. Interest is payable quarterly, and principal is due at maturity.	320,000	370,000

8% convertible subordinated debentures, originally due in May 2002 and now on demand, convertible into shares of common stock at any time prior to maturity. Interest is payable quarterly, and principal is due at maturity.	43,696	117,567

10% convertible subordinated debentures, due on demand, convertible into shares of common stock at any time prior to maturity. Interest is payable semi-annually, and principal is due at maturity.	71,000	71,000

	724,696	1,238,567

Less: Unamortized Discount	(160,660)	(274,426)

Total debt	564,036	964,141

Less: current portion	(454,786)	(868,567)

Convertible debentures, less current portion	$109,250	$95,574

11.   Income Taxes

At March 31, 2003, the Company has available approximately $26,095,234 and $10,476,415 in Federal and State net operating loss carryforwards available to offset future federal and state income taxes, respectively, which begin to expire in 2022.

Tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change occurred in 1999 and 2000, which will limit the utilization of the net operating losses in subsequent years.

-19 -

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements March 31, 2004
12.   Commitments and Contingencies

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

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of March 31, 2004. However, there can be no assurance that the Company will prevail in the above proceedings. In addition, the Company may be required to continue to defend itself resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing, an unfavorable settlement or judgment could be awarded against the Company, which might have a material adverse effect upon the Company.

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
-20 -

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements March 31, 2004
12.   Commitments and Contingencies (continued)

Leases (continued)

Operating leases (continued)

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

Rent expense for the three months ended March 31, 2004 and 2003 was $22,170 and $23,119 respectively.

Operating Leases – Transferred

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

Capital leases

The Company had maintained capital leases for some of its medical equipment and certain autos. All assets under capital leases were directly related to the operations of Classic. Due to the closure of Classic Care, Inc., all amounts due under capital lease have been reclassified as current. The Company’s management is negotiating with the lessors regarding the outstanding amounts.

- 21-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements March 31, 2004
12.   Commitments and Contingencies (continued)

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

In March 2004, Mr. Westlund was issued 1,000,000 shares of the Company’s common stock in lieu of $250,000 of the total amount due to him under the above compensation agreement. The Company has accrued amounts due to Mr. Westlund of $89,180 as of March 31, 2004.

13.   Stock Options and Warrants

The Company has adopted the provisions of Financial Interpretation No. 44. Accordingly, the Company applies APB Opinion No. 25 and related interpretations in accounting for its plans for employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months ended March 31:

	2004	2003

Net loss
As reported	$(494,018)	$(543,274)
Pro forma	$(494,018)	$(543,274)
Basic and diluted loss per common share
As reported	$(0.03)	$(0.21)
Pro forma	$(0.03)	$(0.21)

-22 -

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements March 31, 2004
13.   Stock Options and Warrants (continued)

The following table summarizes information with respect to stock options outstanding and exercisable at March 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding as of March 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2004	Weighted Average Exercise Price

$10.00	10,167	1.21	$10.00	10,167	$10.00

14.   Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. Earnings per share-dilutive does not include the effect of potentially dilutive securities for the three months ended March 31, 2004 and 2003 respectively. The loss from operations and the net loss for the three months ended March 31, 2004 and 2003 make these securities anti-dilutive.

Effective August 25, 2003, the Company concluded a reverse split at a ratio of 1-for-200. All EPS calculations and shares issued were retroactively adjusted to reflect the reverse stock split.

15.   Discontinued Operations – Classic Care, Inc.

In December 2002, the Company decided to discontinue operations at its Classic Care subsidiary, a pharmacy, and conduct a voluntary dissolution of Classic Care. In May 2002, the Company transferred its long-term care services business to the original shareholders of Classic Care. The disposal date of Classic Care was May 2003. The results of Classic Care’s operations have been reported separately as discontinued operations in the Statements of Operations.
-23 -

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements March 31, 2004
15.   Discontinued Operations – Classic Care, Inc. (continued)

The net assets (liabilities) of the discontinued operations have been recorded at their estimated net realizable value under the caption “Net assets (liabilities) of discontinued operations – Classic Care” in the accompanying Balance Sheets at March 31, 2004, and December 31, 2003, and consist of the following:

Accounts receivable, net	$-
Inventories	-
Property and equipment, net	-
Other assets	-

Total assets	-

Accounts payable	(685,050)
Accrued liabilities	(13,766)
Capital leases	(-)
Notes payable – related parties	-

Total liabilities	(698,816)

Net assets (liabilities) of discontinued operations	$(698,816)

16.   Acquisition and Disposition of Entremetrix, Inc.

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
- 24-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements March 31, 2004
16.   Acquisition and Disposition of Entremetrix, Inc. (continued)

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

The pro forma consolidated results of operations have not been presented as if the acquisition of Entremetrix, Inc. had occurred at January 1, 2003, due to the sale of Entremetrix back to its original shareholder in February 2004. The pro forma information is not meaningful due to the sale of Entremetrix, and the Company is not pursuing any future business opportunities in the professional employment line.

Sale of entreMetrix, Inc.

In January 2004, the Company determined to discontinue operations of entreMetrix, Inc., its professional employment business division and sold entreMetrix, Inc., back to its original owner. On February 25, 2004, the Company completed the sale of entreMetrix, which was in essence a recession of the original purchase. The Company received back the shares, 1,250,000 shares of its common stock, it had issued to the original shareholder and the note payable to the shareholder in the amount of $2,500,000 plus all accrued interest to date was cancelled. The results of operations of Entremetrix have been reported separately as discontinued operations.

The assets sold consisted primarily of accounts receivable, deposits, property and equipment, and other assets. The buyer also assumed all accounts payable and accrued liabilities.

Actual operating losses of entreMetrix during the period from January 1, 2004, through February 25, 2004, were $55,287, and the gain on the sale of entreMetrix is estimated to be $276,848 (net of income taxes of $0). Accordingly, the accompanying Statement of Operations for the three month period ending March 31, 2004 includes a gain of $221,561.
-25 -

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements March 31, 2004
16.   Acquisition and Disposition of Entremetrix, Inc. (continued)

Sale of entreMetrix, Inc. (continued)

Entremetrix’s revenues for the period starting January 1, 2004 to February 25, 2004, and for the period starting March 17, 2003 (date of acquisition) to March 31, 2003, were $25,860 and $9,526, respectively.

The following is a summary of the net assets sold at February 25, 2004:

February 25, 2004

Assets:
Accounts receivable	$58,932
Deposits	40,582
Other receivables	-
Property and equipment, net	48,221
Other assets	4,650

Total assets	$152,385

Liabilities:
Accounts payable	$90,740
Notes payable	192,646
Accrued liabilities	252,726

Total liabilities	$536,112

Net liabilities of discontinued operations	$383,727

17.   Subsequent Events

On April 22, 2004, the Company entered into a Subscription Agreement for $650,000, whereby the following 8% convertible debentures were issued: $350,000 to Alpha Capital Aktiengesellschaft; $200,000 to Gamma Opportunity Capital Partners, LP; and $100,000 to Longview Fund, LP. Additionally, in conjunction with these convertible debentures, the Company issued warrants to purchase common stock to Alpha Capital Aktiengesellschaft (1,944,444,000 shares); Gamma Opportunity Capital Partners, LP (1,111,111 shares); Longview Fund, LP (555,556 shares); and Bi-Coastal Consulting Corporation (833,333 shares). The exercise price of the warrants is $0.17 per share, and the warrants mature in five years.

The conversion price per share of the above debentures shall be equal to the lesser of (i) $.09 or (ii) eighty-five (85%) of the average of the closing bid prices for the fifteen (15) trading days prior to but not including the Conversion Date for the Common Stock. Closing bid price shall mean the last closing bid price as reported by Bloomberg LP. The Conversion Price shall be $.09 per share unless at any time after the closing price of the Common Stock as reported by Bloomberg LP for the Principal Market is less than $0.09 per share for fifteen (15) consecutive trading days.
-26 -

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

In our opinion sufficient working capital will be available from internal operations and from outside sources during the next twelve months thereby enabling us to meet our obligations and commitments as they become payable. Historically, we have been successful in our efforts to secure working capital from private placements of common stock securities, bank debt, loans from private investors and the exercise of warrants for common stock. On May 3, 2004 we received funding of $650,000 above the issuance of three 85 convertible debentures. Please see more detail in the subsequent events section to follow.

Results of Operations

Three Months Ended March 31, 2004 Compared to March 31, 2003
For the three months ended March 31, 2004 and 2003, revenues were approximately $499,818 and $250,263 respectively, for an increase of $249,555 or 99.7%. The revenue increase is mainly in prescription sales as a result of an increase in the number of facilities we are servicing.

Cost of goods sold for the three month period ending March 31, 2004 was $403,524 compared to $241,426 for the same period prior year for an increase of $162,098. The increase in cost of goods sold is a result the increase in revenue.

Gross profit for the three months ended March 31, 2004 and 2003 were approximately $96,294 and $8,837 respectively, for a decrease of $87,457. The gross profit percentage rate for the three month period ended March 31, 2004 was 19.3% compared to 3.5% for the same period prior year. The percentage increase was mainly attributable to the discontinuation of our participation in handling ADAP patients which had margins in the 2% to 8% range.

Kaire Holdings Incorporated and Subsidiaries

SG&A expense for the three month period ended March 31, 2004 was $645,942 for an increase of $99,531 from the same period prior year. The $99,531 consists of the following; 1) increases in accounting fees of $13,488, facility marketing expenses of $4,884, fuel expenses of $3,515, auto rental of $8,516, G&A consulting expenses of $51,306, medical consulting of $34,170, medical supplies of $16,818, staff and officer salaries and wages of $36,635 offset by 2) reductions in outside services/contract labor of $50,616, cellular phone expense of $3,907, travel and entertainment of $2,325 and moving expense of $1,250.

Interest expense the three month period ended March 31, 2004 was $91,170 compared to $33,220 for the comparable three month period prior year for an increase of $57,944. The increase is due to an adjustment correcting an under accrual of interest expense.

No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through March 31, 2004, the Company incurred a net operating loss for tax purposes of approximately $422,018. The net operating loss carry forward may be used to reduce taxable income through the year 2014. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.

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
On March 31, 2004 the Company had assets of $461,091 compared to $510,333 on December 31, 2003, a decrease of $49,242. The decrease mainly consists of a $45,055 decrease in cash, a $39,930 decrease in advances to shareholders, a decrease of $6,503 in inventory, and a decrease of $29,239 in discontinued operation assets offset by an increase of $59,688 in accounts receivable, an increase of $3,450 in other receivables and an increase of $8,088 in property, plant and equipment. The Company had a total stockholders’ equity of $(1,778,703) on March 31, 2004 compared to equity of $(2,378,716) on December 31, 2003, for an increase of $600,013.

As of March 31, 2004 the Company’s working capital position increased $605,601 from a negative $2,366,555 at December 31, 2003 to a negative $1,760,954 at March 31, 2004. The increase is primarily a result of the conversion of $413,781 in the current portion of convertible debt, a decrease in account payables of $179,883, a decrease in accrued interest on convertible debt of $60,954, and a decrease in other current liabilities of $8,313 offset by a decrease in current assets of $57,330.

Kaire Holdings Incorporated and Subsidiaries

Net cash used by operating activities for the three months ended March 31, 2004 amounted to $162,030 which mainly consisted of the net loss for the quarter of $422,018 plus the gain on the sale of EntreMetrix of $276,848 offset by the amortization of bond discount of $63,676, common stock issued for professional services of $351,260, loss from discontinued operations of $55,287, a decrease in advances to shareholders of $39,930, a decrease in inventory of $6,503, a decrease in accrued interest on convertible notes of $23,962 and a decrease in accounts payable/accrued expenses of $70,117.

Net cash used by investing activities for the three months ending March 31, 2004 amounted to $14,712 which was cash used to purchase a vehicle.
Financing activities for the three months ending March 31, 2004 generated net cash of $131,687, consisting of proceeds from the exercise of warrants totaling $132,000.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $422,018 and $543,274 for the three months ended March 31, 2004 and 2003, respectively. The Company also had a net working deficit of $1,760,954 for the three months ended March 31, 2004. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions.

Subsequent events

On April 22, 2004, KAIH entered into a Subscription Agreement for $650,000 whereby we issued the following 8% three year convertible debentures; $350,000 to Alpha Capital Aktiengesellschaft, $200,000 to Gamma Opportunity Capital Partners, LP and $100,000 to Longview Fund, LP Additionally, in conjunction with these convertible debentures, KAIH issued warrants to purchase KAIH common stock to Alpha Capital Aktiengesellschaft (1,944,444,000 shares), Gamma Opportunity Capital Partners, LP, (1,111,111 shares), Longview Fund, LP (555,556 shares) and Bi-Coastal Consulting Corporation (833,333 shares). The transaction closed on May 5, 2004.

The conversion price per share of the above debentures shall be equal to the lesser of (i) $.09 or (ii) eighty-five (85%) of the average of the closing bid prices for the fifteen (15) trading days prior to but not including the Conversion Date for the Common Stock. Closing bid price shall mean the last closing bid price as reported by Bloomberg L.P. The Conversion Price shall be $.09 unless at any time after the closing price of the Common Stock as reported by Bloomberg L.P. for the Principal Market is less than $0.09 for fifteen (15) consecutive trading days. The exercise price of the warrants is $.17 and they mature in five years.

Kaire Holdings Incorporated and Subsidiaries

ITEM 3. CONTROLS AND PROCEEDURES

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
- 30-

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

Kaire Holdings Incorporated and Subsidiaries

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

Item 2.    Changes in Securities and Use of Proceeds

During the Quarter ending March 31, 2004, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

1. 4,812,523 shares of common stock were issued to Alpha Capital Aktiengesellschaft pursuant to Rule 144k.
2. 3,058,035 shares of common stock were issued to Gamma Opportunity Capital Partner LP pursuant to Rule 144k.
3. 4,436,676 shares of common stock were issued to Longview Fund LP pursuant to Rule 144k.
4. 2,678,570 shares of common stock were issued to Churchill Investments, Inc. pursuant to Rule 144k.
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

1.amendment of our certificate of incorporation to provide for a stock combination (reverse split) of the Common Stock in an exchange ratio to be approved by the Board, ranging from one newly issued share for each two outstanding shares of Common Stock to one newly issued share for each two hundred outstanding shares of Common Stock.

2.the ratification of the appointment of Pohl, McNabola & Berg, LLP as our independent accountants for the current fiscal year.

Item 5.   Other Information

None

Kaire Holdings Incorporated and Subsidiaries

Item 6.    Exhibits and Reports on Form 8-K:
a) Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
    ( Section 302 of the Sarbanes-Oxley Act of 2002)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
    ( Section 302 of the Sarbanes-Oxley Act of 2002)

32.1Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350
   (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350
   (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)   Reports on Form 8-K:

January 30, 2003   Item 2: Acquisition of Sespe Pharmacy by Kaire’s subsidiary Effective Health on January 23, 2003.

           Item 5. Change of address of Corporate office to 8135 Clyborn Avenue, Sun Valley,
California 91352.

March 20, 2003       Item 2: Acquisition of Entremetrix by Kaire’s subsidiary YesRx.com on March 14, 2003.

March 1, 3004       Item 2. Acquisition or Disposition of Assets. On February 12, 2004 documents were drafted for the unwinding of the purchase of EnreMetrix which occurred on
March 14, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAIRE HOLDINGS INCORPORATED.
(Registrant)

Date: May 21, 2004   By: /s/ Steven R.Westlund
       Steven Westlund
          Chief Executive Officer, Chairman

- -