Form 10QSB
period 2004-06-30
KAIRE HOLDINGS INC
filed 2004-08-23
CIK 822997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________

Commission file number 0-21384

KAIRE HOLDINGS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	13-3367421
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

552 Sespe Avenue, Suite D, Fillmore , CA	93015
(Address of principal executive offices)	(Zip code)
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
Class of Common Stock               Outstanding at July 31, 2004
    $.001 par value                            30,927,252 shares

Transitional Small Business Disclosure Format   Yes    No X

1

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

KAIRE HOLDINGS INCORPORATED

Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Condensed Consolidated Balance Sheets at
           December 31, 2003 and June 30, 2004 (unaudited)

Condensed Consolidated Statements of Operations (Unaudited)
  for the three months ended June 30, 2003 and 2004

Condensed Consolidated Statements of Operations (Unaudited)
     for the six months ended June 30, 2003 and 2004

Condensed Consolidated Statements of Cash Flows (Unaudited)
                 for the three months ended June 30, 2003 and 2004

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

Item 3   Defaults Upon Senior Securities

Item 4.   Submission of Matters of a Vote to Security Holders

Item 5   Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

2

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements

June 30, 2004

3

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements

June 30, 2004

C O N T E N T S

Consolidated Balance Sheets	F1 –F2

Consolidated Statements of Operations	F3

Consolidated Statements of Cash Flows	F4 –F6

Notes to Consolidated Financial Statements	F7 –F26

4

Kaire Holdings Incorporated and Subsidiaries Consolidated Balance Sheets As of June 30, 2004 and December 31, 2003

ASSETS

	June 30, 2004	December 31, 2003

	(unaudited)	(audited)
Current Assets
Cash and cash equivalents	$204,258	$45,055
Accounts receivable, trade	130,924	66,762
Other receivables	118,707	115,157
Advances to shareholders	-	39,930
Inventory	90,131	85,228
Deposits	45,549	45,549
Net assets of discontinued operations held for sale - Entremetrix	-	29,239

Total Current Assets	589,569	426,920

Other Assets
Property and equipment, net of accumulated depreciation	83,649	83,413

Total Other Assets	83,649	83,413

Total Assets	$673,218	$510,333

(continued)

See accompanying notes to these financial statements. - F1 -

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Balance Sheets (Continued)
As of June 30, 2004 and December 31, 2003

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2004	December 31, 2003

	(unaudited)	(audited)
Current Liabilities
Accounts payable and accrued expenses	$326,529	$842,934
Income tax payable	647	14,500
Loans payable	-	68,384
Notes payable - related parties	5,146	5,746
Advances from shareholders	-	63,707
Liabilities of discontinued operations - Classic Care	698,816	698,816
Accrued interest - convertible debt	209,046	230,821
Convertible notes - current portion	454,226	868,567

Total Current liabilities	1,694,410	2,793,475

Long term liabilities
Convertible notes payable and debentures	482,276	95,574

Total long term liabilities	482,276	95,574

Total Liabilities	2,176,686	2,889,049

Stockholders' equity
Common stock, $0.001 par value
900,000,000 shares authorized; 30,927,252
and 7,393,007 shares issued and outstanding, respectively	30,928	7,393
Additional paid in capital	40,287,956	38,503,257
Accumulated deficit	(41,822,352)	(40,889,366)

Total Stockholders' Equity	(1,503,468)	(2,378,716)

Total Liabilities and Stockholders' Equity	$673,218	$510,333

See accompanying notes to these financial statements. - F2 -

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statement Of Operations
For The Three and Six Months Ending June 30, 2004 and 2003

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenues	$597,554	$274,765	$1,097,372	$525,028
Cost of goods sold	(437,906)	(142,126)	(841,430)	(383,552)

Gross Profit	159,648	132,639	255,942	141,476

Operating Expenses
Salaries	155,544	69,572	251,487	143,109
Depreciation and amortization	7,852	5,498	14,476	19,364
General and administrative	360,747	73,646	863,010	507,401
Selling expense	223	871	19,165	3,005
Rent	6,040	6,750	28,210	29,869

Total Operating Expenses	530,406	156,337	1,176,348	702,748

Loss from operations	(370,758)	(23,698)	(920,406)	(561,272)

Other Income (Expenses)
Interest expense	(156,630)	(43,393)	(247,800)	(76,619)
Miscellaneous income	16,810	20,511	17,143	27,705
Miscellaneous expense	-	-	(80)	-

Total Other Income (Expenses)	(139,820)	(22,882)	(230,737)	(48,914)

Loss from continuing operations before income taxes	(510,578)	(46,580)	(1,151,143)	(610,186)

Provision for income taxes	(390)	(819)	(3,404)	(1,619)

Loss from continuing operations	(510,968)	(47,399)	(1,154,547)	(611,805)

Discontinued operations
Loss from operations of discontinued segment (Classic Care)
net of income tax expense of $200 in 2003	-	16,658	-	(20,217)

Gain on disposal of assets of discontinued segment (Classic Care)	-	-	-	78,668

Loss from operations of discontinued segment (Entremetrix), net
of income tax expense of $200 for both years	-	(110,411)	(55,287)	(131,072)

Gain on sale discontinued segment (Entremetrix)	-	-	276,848	-

Gain/(Loss) from Discontinued Operations	-	(93,753)	221,561	(72,621)

Net Loss	$(510,968)	$(141,152)	$(932,986)	$(684,426)

(Loss) earnings per weighted average share of
common stock outstanding - basic and diluted
From continuing operations	$(0.02)	$(0.01)	$(0.05)	$(0.18)
From discontinued operations	-	(0.02)	0.01	(0.02)

Total (loss) earnings per share - basic and diluted	$(0.02)	$(0.04)	$(0.04)	$(0.19)

Weighted-average shares outstanding - basic and diluted	28,075,679	4,417,424	22,015,129	3,492,715

See accompanying notes to these financial statements. - F3 -

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statement Of Cash Flows
For The Six Months Ending June 30, 2004 and 2003

	June 30,	June 30,
	2004	2003

	(unaudited)	(unaudited)
Increase (decrease) in cash and cash equivalents
Net loss	$(932,986)	$(684,426)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	14,476	19,364
Amortization of warrant and beneficial conversion feature	124,595	12,081
Common stock issued for professional services and compensation	648,785	299,944
Common stock issued for payment of interest	-	324
(Income) loss from operations of discontinued operations - Classic Care	-	(16,458)
(Gain) Loss on disposition of assets of discontinued operations - Classic Care	-	(41,993)
Gain on sale of discontinued operations - EntreMetrix	(276,848)	-
(Income) loss from operations of discontinued operations - entreMetrix	55,287	-
Change in net assets and liabilities of discontinued operations - Classic Care	-	(54,499)
Change in net assets and liabilities of discontinued operations - entreMetrix	(29,239)	-
Other	17,526	33,542
Non-cash other income	-	5,541

Total adjustments to net income	$(378,404)	$(426,580)

Cash flow from operating activities:
Changes in operating assets and liabilities:
Trade accounts receivable	$(64,162)	$67,227
Deposits	-	(225)
Other receivables and assets	(3,550)	40,041
Shareholders advances	(23,777)	-
Prepaids	-	61,310
Inventory	(4,903)	(76,432)
Income and sales tax payable	(13,853)	1,400
Accrued interest on convertible notes	65,273	-
Accounts payable and accrued expenses	(116,175)	345,505

Cash flow generated by (used in) operating activities	$(539,551)	$12,246

Cash flow from investing activities:
Purchase of property and equipment	$(14,712)	$(5,232)
Cash acquired in acquisition of entreMetrix, Inc.	-	27,576

Net cash generated by (used in) investing activities	$(14,712)	$22,344

(continued)

See accompanying notes to these financial statements. - F4 -

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statement Of Cash Flows (Continued)
For The Six Months Ending June 30, 2004 and 2003

	June 30,	June 30,
	2004	2003

	(unaudited)	(unaudited)
Cash flow from financing activities:
Proceeds from notes payable - shareholders	$-	$11,468
Payments on notes payable - shareholders	-	-
Proceeds from notes payable - related parties	450	5,096
Payments on notes payable - related parties	(600)	-
Proceeds from loans	-	7,435
Payments on loans	(68,384)	-
Proceeds from convertible notes payable	650,000	-
Proceeds from short-term notes payable	-	7,435
Proceeds from conversion of warrants	132,000	-

Net cash generated by (used in) financing activities	$713,466	$31,434

Net (decrease) increase in cash and cash equivalents	$159,203	$66,024

Cash and cash equivalents at beginning of year	45,055	20,356

Cash and cash equivalents at end of period	$204,258	$86,380

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest    $ 2,561    $ -
Income taxes    $ 12,399    $ -

Supplemental schedule of non-cash investing and financing activities:

During the six months ended June 30, 2004, the Company entered into the following non-cash transactions:

Issued 3,955,000 shares of common stock for consulting services and compensation valued at $575,015.

Issued 16,431,518 shares of common stock for conversion of $539,341of notes payable and interest.

Issued 2,197,727 shares of common stock to an officer for prior year compensation valued at $317,980 and current period compensation of $73,770.

Retired 1,250,000 shares of commons stock valued at $250,000.

The sale of entreMetrix resulted in a non-cash gain of $276,848.

(continued)

See accompanying notes to these financial statements. -F5 -

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statement Of Cash Flows (Continued)
For The Six Months Ending June 30, 2004 and 2003

During the six months ended June 30, 2003, the Company entered into the following non-cash transactions:

Issued 15,000 shares of common stock for conversion of $1,776 of notes payable and $324 of accrued interest.

In March 2003, the Company returned $26,625 of vehicles under capital leases to the lessors.

Issued 913,691 shares of common stock for legal and consulting services valued at $299,944

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

$-

See accompanying notes to these financial statements. - F6 -

Kaire Holdings Incorporatedand SubsidiariesConsolidated Statements of Cash Flows (continued)For the Six months Ending June 30, 2004 and 2003

Kaire Holdings Incorporated
and Subsidiaries
Notes To Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Organization and Line of Business

Kaire Holdings Incorporated (“Kaire” or "the Company"), a Delaware corporation, was incorporated on June 2, 1986. Effective February 3, 1998, Kaire changed its name to Kaire Holdings Incorporated from Interactive Medical Technologies, Ltd. in connection with its investment in Kaire International, Inc. ("KII").

In January 2003, the Company, through its subsidiary Effective Health, Inc., (“Effective Health”) purchased all tangible and intangible assets of Sespe Pharmacy, a privately held company located in Fillmore, California.
The Company through its subsidiary Effective Health operates Sespe Pharmacy (“Sespe’). Sespe purchases prescription drugs in bulk and fills prescriptions for individuals living in senior assisted living and retirement centers in the Los Angeles area. Primary sales are to individuals and consist of packaged prescription drugs in prescribed dosages. These packaged drug sales are primarily paid for by Medi-Cal, and the balances of the sales that are not covered by Medi-Cal are paid directly by individuals. Sespe bills Medi-Cal and other third-party payors on behalf of the customer and receives payment directly from Medi-Cal. Additionally, Sespe operates a small retail pharmacy to serve walk-up customers.

History

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
-F7-

Kaire Holdings Incorporated
and Subsidiaries
Notes To Consolidated Financial Statements

1.   Summary of Significant Accounting Policies (continued)

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do no include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended June 30, 2004, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions were eliminated. The Company’s fiscal year ends on December 31 each year.

The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include valuation of reserve for litigation, allowance for doubtful accounts and third-party contractual agreements, and the net realizable value of assets of discontinued operations.

Cash and Cash Equivalents
For purpose of the statements of cash flows, cash equivalents include amounts invested in a money market account with a financial institution. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.
-F-8

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements June 30, 2004
1.   Summary of Significant Accounting Policies (continued)

Concentration of Cash

The Company at times during the year maintained cash balances in excess of the federally insured limit of $100,000 per institution. There were no uninsured balances as of June 30, 2004.

Net Client Revenue

Net client revenue represents the estimated net realizable amounts from clients, third-party payors and others for sale of products or services rendered.

For revenue recognition, revenue is recorded when the prescription is filled or when services are performed. A significant portion of revenue is from federal and state reimbursement programs.

The Medicare and Medi-Cal programs are the largest payors for services rendered by the Company. The Company is a party to nonexclusive agreements with certain third-party payors, and termination of such third-party agreements could have an adverse effect on the Company.

Third-Party Contractual Adjustments

The amount of revenue is based on the Company’s established billing rates less allowances and discounts principally for patients covered by Medicare and Medi-Cal and other contractual programs. Payments under these programs are based on either predetermined rates or the costs of drugs. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. These contractual allowances and discounts are charged to accounts receivable in the accompanying consolidated balance sheets.

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

-F-9

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements June 30, 2004
1.   Summary of Significant Accounting Policies (continued)

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

-F10-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements June 30, 2004
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

The Company did not issue any options or warrants to employees or consultants during the six months ended June 30, 2004 and 2003.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the six months ended June 30, 2004 and 2003, comprehensive loss is equivalent to the Company’s net loss.

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

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. The Company did not incur any advertising costs for the six months ended June 30, 2004 and 2003.
-F11-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements June 30, 2004
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

The Company had evaluated performance based on net operating profit. The operating segments do not share staff or facilities. Payroll services were provided by Entremetrix, Inc., to the pharmacy business unit. The costs of operating each segment are captured discretely within each segment. The Company’s property and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

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

-F12-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements June 30, 2004
1.   Summary of Significant Accounting Policies (continued)

Other Accounting Pronouncements (continued)

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of SFAS 149 will not have a material impact on its financial position, cash flows or results of operations.

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
The adoption of SFAS 150 will not have a material impact on its financial position, cash flows or results of operations.

2.   Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $932,986 and $684,426 for the six months ended June 30, 2004 and 2003, respectively. The Company also had a net working deficit of $1,104,841 for the six months ended June 30, 2004. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations, it might be required to discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has raised an additional $650,000 in debt financing in May 2004, and the Company has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions.
-F13-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements June 30, 2004
3.    Acquisition of Sespe Pharmacy

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

4.   Accounts Receivable – Trade

In 2004 and 2003, approximately 92% and 91% of net revenues of continuing operations were derived under federal, state and local third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any would not be material to the financial position, results of operations or cash flows of the Company.

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts. The Company bases this estimate on historical collection experience and a review of the current status of trade accounts receivable. Management determined that no allowance for doubtful accounts was needed as of June 30, 2004.

The operations of Classic Care ceased in January 2003, and the DHS informed the Company in December 2002 that Medi-CAL was withholding a 100% of its payments and Classic Care’s Medi-CAL license was being suspended. Accordingly, the Company has fully reserved the accounts receivable balance as of June 30, 2004 and December 31, 2003 attributable to Classic Care. Receivables attributable to Classic Care are a component of net discontinued liabilities. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts for Classic Care may change. The Company is continuing to have discussions with the DHS regarding this matter.

-F14-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements June 30, 2004
5.   Common Stock Transactions

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
-F15-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements June 30, 2004
5.   Common Stock Transactions (continued)

The common stock transactions during the six months ended June 30, 2004 were as follows:

•The Company converted $695,431 in 8% convertible notes payable and related interest into 14,431,518 shares of its common stock.

•The Company issued 3,955,000 shares of its common stock with a market value of $575,015 for consulting services provided to the Company.

•The Company converted warrants issued to note holders into 2,200,000 shares of its common stock for $132,000.

•The Company issued 2,197,727 shares of its common stock to its CEO for current and prior year compensation totaling $391,750.

•The Company retired 1,250,000 shares of its common stock as result of the sale of entreMetrix, Inc. back to its original shareholder.

The common stock transactions during the six months ended June 30, 2003 were as follows:

•On February 7, 2003, a holder of the Company’s 8% convertible debentures elected to convert an aggregate of $1,776 principal amount of the debentures and $324 of related interest into 15,000 shares of the Company’s common stock on March 21, 2003.

•During the period ending June 30, 2003, the Company issued 288,733 shares of its common stock to various consultants in lieu of cash payments for services rendered. The aggregate value of services was $103,944.

•The Company issued 700,000 shares of its common stock under the terms of the 2003 Legal and Consulting Services Plan. The common stock issued had an approximate market value of $196,000.

•The Company issued 1,250,000 shares of its common stock, which had an approximate market value of $250,000, in connection with the acquisition of entreMetrix, Inc.
-F16-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements June 30, 2004
5.   Common Stock Transactions (continued)

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

6.   Related Party Transactions

The following transactions occurred between the Company and certain related parties:

Richard McKinley

Richard McKinley, President of Entremetrix, advanced $82,000 to Entremetrix in 2003.

-F17-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements June 30, 2004
7.   Property and Equipment

Property and equipment at June 30, 2004 and December 31, 2003 consisted of the following:

	2004	2003

Furniture and fixtures	$85,000	$85,000
Automobiles	14,712	-
Leasehold improvements	-	-
Computers and equipment	21,144	21,144
	120,856	106,144

Less accumulated depreciation and amortization	(37,207)	(22,731)

Total	$83,649	$83,413

Depreciation and amortization expense for the six months ended June 30, 2004 and 2003 was $14,476 and $19,364, respectively.

8.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30, 2004	December 31, 2003

Accounts payable	$120,626	$168,811
Accrued professional and related fees	660	134,250
Accrued compensation and related payroll taxes	-	327,581
Other accrued expenses	-	7,049
Reserve for litigation	205,243	205,243

Total	$326,529	842,934

9.   Other Receivables

The Company has transferred to another pharmacy a portion of its pharmaceuticals inventory amounting to $415,157. The Company has recorded a valuation allowance of $300,000 for this receivable in 2002. The Company transferred its inventory to another pharmacy which was taking over the long-term care business of Classic Care. Management transferred inventory to assist the new pharmacy during the transition and to minimize any disruption to the patients. The Company is continuing its efforts to collect this receivable, and based on its efforts the valuation allowance is considered to be reasonable.
-F18-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements June 30, 2004
10.   Convertible Notes Payable and Debentures

Convertible debentures consist of the following at June 30, 2004:

8% convertible subordinated debentures, due in May 2006, convertible into shares of common stock at any time prior to maturity. Interest is payable quarterly, and principal is due at maturity.	$650,000

8% convertible subordinated debentures, originally due in October 2002 and now on demand, convertible into shares of common stock at any time prior to maturity. Interest is payable quarterly, and principal is due at maturity.	26,650

8% convertible subordinated debentures, due in December 2005, convertible into shares of common stock at any time prior to maturity. Interest is payable quarterly, and principal is due at maturity.	320,000

8% convertible subordinated debentures, due on demand, convertible into shares of common stock at any time. Interest is payable quarterly, and principal is due at maturity.	356,616

10% convertible subordinated debentures, due on demand, convertible into shares of common stock at any time prior to maturity. Interest is payable semi-annually, and principal is due at maturity.	71,000

1,424,266

Less: Unamortized Discount	(487,764)

Total debt	936,502

Less: current portion	(454,226)

Convertible debentures, less current portion	$482,276

In May 2004, the Company concluded debt financing for $650,000, whereby the following 8% convertible debentures were issued: $350,000 to Alpha Capital Aktiengesellschaft; $200,000 to Gamma Opportunity Capital Partners, LP; and $100,000 to Longview Fund, LP. Additionally, in conjunction with these convertible debentures, the Company issued detachable warrants to purchase 4,444,444 shares of common stock in conjunction with the convertible notes. The exercise price of the warrants is $0.17 per share, and the warrants mature in five years.

-F19-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements June 30, 2004
10.   Convertible Notes Payable and Debentures (continued)

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

Total funds received of $650,000 were allocated $312,108 to the 8% convertible notes, $240,834 to the note warrants and $97,059 to the beneficial conversion feature. The value allocated to the note warrants and the beneficial conversion feature are being amortized to interest expense over the term of the notes.

11.   Income Taxes

At June 30, 2003, the Company has available approximately $26,500,000 and $10,476,415 in Federal and State net operating loss carryforwards available to offset future federal and state income taxes, respectively, which begin to expire in 2022.

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

Additionally, DHS has alleged that Classic Care was overpaid in 1998, 1999 and 2000, and has requested a refund. The Company believes that all reimbursements received were appropriate, and management believes that it does not have a liability to the DHS. The Company has consulted with its general counsel and other outside counsel regarding the claims made by DHS, and the Company does not believe it is reasonably liable for any amounts pursuant to the DHS allegations.
-F20-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements June 30, 2004
12.   Commitments and Contingencies (continued)

Litigation (continued)

Department of Health Services (continued)

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of June 30, 2004. However, there can be no assurance that the Company will prevail in the above proceedings. In addition, the Company may be required to continue to defend itself resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing, an unfavorable settlement or judgment could be awarded against the Company, which might have a material adverse effect upon the Company.

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

Rent expense for the six months ended June 30, 2004 and 2003, was $28,210 and $29,869 respectively.

-F21-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements June 30, 2004
12.   Commitments and Contingencies (continued)

Leases (continued)

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

In 2004, Mr. Westlund was issued 2,197,727 shares of the Company’s common stock valued at $391,750 in lieu of the total amount due to him under the above compensation agreement. The Company had no amounts due to Mr. Westlund as of June 30, 2004.

-F22-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements June 30, 2004
13.   Stock Options and Warrants

The Company has adopted the provisions of Financial Interpretation No. 44. Accordingly, the Company applies APB Opinion No. 25 and related interpretations in accounting for its plans for employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the six months ended June 30:

	2004	2003

Net loss
As reported	$(1,004,326)	$(684,426)
Pro forma	$(1,004,326)	$(684,426)
Basic and diluted loss per common share
As reported:
Continuing operations	$(0.06)	$(0.18)
Discontinued operations	$0.01	$(0.02)

Total	$(0.05)	$(0.19)

Pro forma:
Continuing operations	$(0.06)	$(0.18)
Discontinued operations	$0.01	$(0.02)

Total	$(0.05)	$(0.19)

The following table summarizes information with respect to stock options outstanding and exercisable at June 30, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding as of June 30, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2004	Weighted Average Exercise Price

$10.00	10,167	0.96	$10.00	10,167	$10.00

14.   Earnings per Share

Earnings (loss) per share (“EPS”) have been calculated using the weighted average number of shares outstanding during each period. Earnings per share-dilutive does not include the effect of potentially dilutive securities for the six months ended June 30, 2004 and 2003 respectively. The loss from operations and the net loss for the six months ended June 30, 2004 and 2003 make these securities anti-dilutive.

Effective August 25, 2003, the Company concluded a reverse split at a ratio of 1-for-200. All EPS calculations and shares issued were retroactively adjusted to reflect the reverse stock split.
-F23-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements June 30, 2004
15.   Discontinued Operations – Classic Care, Inc.

In December 2002, the Company decided to discontinue all operations at its Classic Care subsidiary, a pharmacy, and conduct a voluntary dissolution of Classic Care. The final dissolution date of Classic Care was May 2003. The results of Classic Care’s operations have been reported separately as discontinued operations in the Statements of Operations.

The net assets (liabilities) of the discontinued operations have been recorded at their estimated net realizable value under the caption “Net assets (liabilities) of discontinued operations – Classic Care” in the accompanying Balance Sheets at June 30, 2004, and December 31, 2003, and consist of the following:

Accounts receivable, net	$-
Inventories	-
Property and equipment, net	-
Other assets	-

Total assets	-

Accounts payable	(685,050)
Accrued liabilities	(13,766)
Capital leases	-
Notes payable – related parties	-

Total liabilities	(698,816)

Net assets (liabilities) of discontinued operations	$(698,816)

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

Entremetrix is a Southern California-based company, and is a national provider of administrative employer and financial support services to small businesses primarily operating in the medical, life sciences and high-technology industries. Additionally, Entremetrix provides outsourced human resources and financial support staff. The acquisition will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values. The resulting goodwill from this transaction was estimated at $2,906,985. Entremetrix had commenced operations in July 2002.
-F24-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements June 30, 2004
16.   Acquisition and Disposition of Entremetrix, Inc. (continued)

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
-.F25-

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements June 30, 2004
16.   Acquisition and Disposition of Entremetrix, Inc. (continued)

Sale of entreMetrix, Inc. (continued)

Actual operating losses of entreMetrix during the period from January 1, 2004, through February 25, 2004, were $55,287, and the gain on the sale of entreMetrix is estimated to be $276,848 (net of income taxes of $0). Accordingly, the accompanying Statement of Operations for the six month period ending June 30, 2004 includes a gain of $221,561.

Liabilities	$156,985
Accrued interest on note payable	53,836
Note Payable	2,500,000
Value of common stock	250,000
Other	223,012

Total	$3,183,833
Less: Investment in entreMetrix	2,906,985

Gain on Sale of entreMetrix, Inc.	$276,848

Entremetrix’s revenues for the period starting January 1, 2004 to February 25, 2004, and for the period starting March 17, 2003 (date of acquisition) to March 31, 2003, were $25,860 and $9,256, respectively.

The following is a summary of the assets and liabilities at February 25, 2004:

February 25, 2004

Assets:
Accounts receivable	$58,932
Deposits	40,582
Other receivables	-
Property and equipment, net	48,221
Other assets	4,650

Total assets	$152,385

Liabilities:
Accounts payable	$90,740
Notes payable	192,646
Accrued liabilities	252,726

Total liabilities	$536,112

Net liabilities of discontinued operations	$383,727

-F26-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

Our plan of operation continues to focus on expanding our core specialized pharmacy care business for chronic patients in Residential Board & Care and Skilled Nursing facilities. This includes broadening the range of services and content of our existing facility programs, expanding the market share of our existing programs as well as developing additional revenue channels and growth opportunities for our existing programs.

Short Terms Goals

During the next six months the Company intends to become profitable on a operational cash flow basis. This will be accomplished by continuing increase gross sales month after month while enhancing operational efficiencies and maximizing gross margins.

Long Term Goals

During the next 36 months the Company intends to expand sales and marketing activities to national levels followed by the introduction of a national scale mail order prescription program targeting specific chronic patient conditions which will be supported by a an internet based health information network.

Results of Operations

Three and Six Months Ended June 30, 2004 Compared to June 30, 2003

Revenues
For the three and six months ended June 30, 2004, revenues were approximately $597,554 and $1,097,372 respectively, for an increase of $332,789 and $572,344 respectively for the same periods in 2003. The increase in sales is the result of an increase in the sales of prescription drugs, nutrition products and incontinence supplies. Our long-term care business has increased in 2004 versus 2003.

Cost of Goods Sold

Cost of goods sold for the three and six-month period ending June 30, 2004 was $437,906 and $841,430 respectively, for an increase of $295,780 and $457,878 over the same periods in 2003. This increase is a direct result of the increase is sales.

Gross Profit

Gross profit for products and services was $159,648 and $255,942 for the three and six months ended June 30, 2004, an increase of $ $27,009 for the three-month period and an increase of $ $114,466 over the prior six-month period. The gross profit margin for the three and six months ended June 30, 2004 was 26.7% and 23.3% respectively.

Operating Expenses

Operating expenses for the three and six month period ended June 30, 2004 were $530,406 and $1,176,348 respectively for an increase of $374,069 and $473,600 from the same period prior year. The $473,600 increase in expenses is mainly attributable to a $340,000 increase in consulting services which were mostly paid buy stock issuances, plus an increase of $19,000 in marketing expenses is a result of putting together sales brochures and holding seminars for facilities, an increase of 16,000 in selling expenses, an increase in legal expenses increased $48,000 as a result of the H.D. Smith lawsuit, an increase of $27,300 in accounting fees as a result of the filing of the Form SB2 and providing documents for the H.D. Smith lawsuit and miscellaneous items amounting to the remaining increase of $23,300. We have been able to pay for consulting services through the issuance of common stock in lieu of cash.

Interest Expense

Interest expense the three and six month period ended June 30, 2004 was $156,630 and $247,800 respectively for an increase of $113,237 and $171,181 for the comparable three and six month period prior year. The increase is a result of the increase accrued on the convertible debt issued in December 2003 and April 2004.

Federal Income Tax

No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through June 30, 2004, the Company incurred a net operating loss for tax purposes of approximately $1,151,143. The net operating loss carry forward may be used to reduce taxable income through the year 2014. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.

Liquidity and Capital Resources

Historically, Company revenues have been insufficient to cover operations. Consequently, the Company has relied in part on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants to meet operational needs. However, with revenue growing in each of the last 18 months, we believe that in the coming months there will be sufficient working capital generated from sales to cover operational needs thereby reducing or eliminating the Company’s reliance on private placements of common stock securities, bank debt and loans from private investors to meet operational needs.

In the event that revenue growth does not meet expectations, the Company may again need to seek working capital from its normal sources. Historically, the Company has been successful in its efforts to secure working capital from private placements of common stock securities, bank debt, loans from private investors and the exercise of warrants for common stock. However, there can be no assurances that private or other capital will continue to be available, to meet the Company’s cash needs, or that a sufficient amount of the Company’s common stock or other securities can or will be sold or that any common stock purchase options/warrants will be exercised to fund the operating needs of the Company.

On June 30, 2004 the Company had assets of $673,218 compared to $510,333 on December 31, 2003, an increase of $162,885. The increase mainly consists of a $159,203 increase in cash and an increase in receivable of $67,712 offset by a $39,930 decrease in advances to shareholders and a decrease of $29,239 in discontinued operation assets.

As of June 30, 2004 the Company’s working capital position increased $1,261,714 from a negative $2,366,555 at December 31, 2003 to a negative $1,104,841. This increase is primarily a result of the conversion of $414,341 in the current portion of convertible debt, a decrease in account payables of $516,405, a decrease in loans payable of $68,384, a decrease of $63,707 in advances to shareholders and a decrease in income taxes payable of $13,853 and a decrease in accrued interest payable of $21,775 plus the increase in assets of $162,649.
Net cash used by operating activities for the six months ended June 30, 2004 amounted to $539,551 which mainly consisted of the net loss of the six month period of $932,986 plus the following: 1) the gain on the sale of EntreMetrix of $276,848, 2) the decrease in assets from discontinued operations of 29,239, 3) decrease in shareholders advances of $23,777, 4) decrease in inventory of $4,903, 5) decrease in income tax payable of $13,853, 6) decrease in deposits of $3,550, 7) decrease in accounts receivable of $64,162 and 8) a decrease in accounts payable and accrued expenses of $116,175, offset by the following: 1) in increase in the amortization of bond discount of $124,595, 2) an increase in amortization and depreciation of $14,476, 3), the loss from operations of discontinued operations of Entremetrix of $55,287, 4) an increase in accrued interest on convertible notes of $65,273, 5) common stock issued for professional services and compensation of $648,785 and 6) miscellaneous other items of $17,526.

Financing activities for the six months ending June 30, 2004 generated net cash of $713,466, consisting of proceeds from the exercise of warrants totaling $132,000 plus net cash proceeds from issuing convertible notes payable of $581,616. Please see more detail concerning the funding later in this section.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $932,986 and $684,426 for the six months ended June 31, 2004 and 2003, respectively. The Company also had a net working deficit of $1,104,841 for the six months ended June 30, 2004. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions.

April 2004 Private Placement

On April 22, 2004, KAIH entered into a Subscription Agreement for $650,000 whereby we issued the following 8% three year convertible debentures; $350,000 to Alpha Capital Aktiengesellschaft, $200,000 to Gamma Opportunity Capital Partners, LP and $100,000 to Longview Fund, LP Additionally, in conjunction with these convertible debentures, KAIH issued warrants to purchase KAIH common stock to Alpha Capital Aktiengesellschaft (1,944,444 shares), Gamma Opportunity Capital Partners, LP, (1,111,111 shares), Longview Fund, LP (555,556 shares) and Bi-Coastal Consulting Corporation (833,333 shares). The transaction closed on May 5, 2004.

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
The exercise price of the warrants is $0.17 and they mature in five years.
This placement was submitted for registration via form SB2 on June 21, 2004. We are in the process of responding to comments received from the Securities Exchange Commission.

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were (1) designed to ensure that material information relating to Kaire Holdings, Incorporated, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Classic Care, Inc and Classic Care Pharmacy administrative appeal failed. Once the appeal took place the Superior court could no longer uphold our lack for due process claim and the DHS canceled Classic Care Pharmacy’s medical provider number. Subsequently we dissolved Classic Care Pharmacy.

On February 23, 2004 and again on June 24, 2004 the Department of Health Services (“DHS”) made a demand on Classic Care Pharmacy for settlement of an overpayment to the Pharmacy of $1,566,396.38 pursuant to their audit of the Pharmacy’s record for the period 9/01/98 through 8/31/01. Most of the time period involved occurred prior to when Kaire Holdings acquired Classic Care Pharmacy and we feel Kaire is not liable for any of the amount sought from Classic Care Pharmacy. No demand has been made of Kaire Holdings Incorporated.

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

ITEM 2.    Changes in Securities and Use of Proceeds

During the Quarter ending June 30, 2004, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

1.On April 5, 2004, 20,000 shares of common stock were issued to Longview Fund LP pursuant to the Form SB-2 which became effective on February 23, 2004, 1:00 PM EST, file number 333-112861.

2.On June 7, 2004, 3,550.000 shares of common stock were issued pursuant to a Registration statement on Form S-8 under the Securities Act of 1933, as amended, (the “Registration Statement”) on June 4, 2004, file number 333-116154.

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

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAIRE HOLDINGS INCORPORATED.
(Registrant)

Date: August 20, 2004   By: /s/ Steven R.Westlund
   Steven Westlund
           Chief Executive Officer, Chairman

