Form 10QSB
period 2004-09-30
KAIRE HOLDINGS INC
filed 2004-11-19
CIK 822997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

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

Class of Common Stock                Outstanding at November 18, 2004
$.001 par value                     30,927,252 shares

Transitional Small Business Disclosure Format    Yes      No X

2

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

KAIRE HOLDINGS INCORPORATED

Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Condensed Consolidated Balance Sheets at
          December 31, 2003 and September 30, 2004 (unaudited)

Condensed Consolidated Statements of Operations (Unaudited)
  for the three months ended September 30, 2003 and 2004

Condensed Consolidated Statements of Operations (Unaudited)
     for the nine months ended September 30, 2003 and 2004

Condensed Consolidated Statements of Cash Flows (Unaudited)
                 for the three months ended September 30, 2003 and 2004

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

Item 3    Defaults Upon Senior Securities

Item 4.    Submission of Matters of a Vote to Security Holders

Item 5    Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

2

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements

September 30, 2004

3

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements

September 30, 2004

C O N T E N T S

Consolidated Balance Sheets	1 - 2

Consolidated Statements of Operations	3

Consolidated Statements of Cash Flows	4 - 6

Notes to Consolidated Financial Statements	7 - 27

4

Kaire Holdings Incorporated and Subsidiaries Consolidated Balance Sheets As of September 30, 2004 and December 31, 2003

ASSETS

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
Current Assets
Cash and cash equivalents	$45,933	$45,055
Accounts receivable, trade	262,662	66,762
Other receivables	119,117	115,157
Advances to shareholders	-	39,930
Inventory	146,113	85,228
Prepaid expenses	(226)	-
Deposits	45,549	45,549
Net assets of discontinued operations held for sale - Entremetrix	-	29,239

Total Current Assets	619,148	426,920

Other Assets
Property and equipment, net of accumulated depreciation	76,411	83,413

Total Other Assets	76,411	83,413

Total Assets	$695,559	$510,333

(continued)

See accompanying notes to these financial statements.
5

Kaire Holdings Incorporated and Subsidiaries Consolidated Balance Sheets (Continued) As of September 30, 2004 and December 31, 2003

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
Current Liabilities
Accounts payable and accrued expenses	$345,509	$842,934
Income tax payable	647	14,500
Loans payable	-	68,384
Notes payable - related parties	5,081	5,746
Advances from shareholders	152,329	63,707
Liabilities of discontinued operations - Classic Care	698,816	698,816
Accrued interest - convertible debt	198,836	230,821
Convertible notes - current portion	383,226	868,567

Total Current liabilities	1,784,444	2,793,475

Long term liabilities
Convertible notes payable and debentures	543,195	95,574

Total long term liabilities	543,195	95,574

Total Liabilities	2,327,639	2,889,049

Stockholders' equity
Common stock, $0.001 par value
900,000,000 shares authorized; 30,927,252
and 7,393,007 shares issued and outstanding, respectively	30,928	7,393
Additional paid in capital	40,287,956	38,503,257
Accumulated deficit	(41,950,964)	(40,889,366)

Total Stockholders' Equity	(1,632,080)	(2,378,716)

Total Liabilities and Stockholders' Equity	$695,559	$510,333

See accompanying notes to these financial statements.
6

Kaire Holdings Incorporated and Subsidiaries Consolidated Statements Of Operations For The Three and Nine Months Ending September 30, 2004 and 2003

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenues	$641,103	$323,052	$1,738,475	$848,080
Cost of goods sold	(483,993)	(236,216)	(1,325,423)	(619,768)

Gross Profit	157,110	86,836	413,052	228,312

Operating Expenses
Salaries	129,392	76,359	380,879	219,468
Depreciation and amortization	7,238	17,499	21,714	36,863
General and administrative	164,623	83,423	1,027,633	590,822
Selling expense	200	1,268	19,365	4,273
Rent	4,560	10,984	32,770	40,853

Total Operating Expenses	306,013	189,533	1,482,361	892,279

Loss from operations	(148,903)	(102,697)	(1,069,309)	(663,967)

Other Income (Expenses)
Interest expense	(83,901)	(43,686)	(331,701)	(120,305)
Miscellaneous income	104,192	-	121,335	27,705
Miscellaneous expense	-	-	(80)	-

Total Other Income (Expenses)	20,291	(43,686)	(210,446)	(92,600)

Loss from continuing operations before income taxes	(128,612)	(146,383)	(1,279,755)	(756,567)

Provision for income taxes	-	(546)	(3,404)	(2,165)

Loss from continuing operations	(128,612)	(146,929)	(1,283,159)	(758,732)

Discontinued operations
Loss from operations of discontinued segment (Classic Care)
net of income tax expense of $200 in 2003	-	(1)	-	(20,218)

Gain on disposal of assets of discontinued segment (Classic Care)	-	-	-	78,668

Loss from operations of discontinued segment (Entremetrix), net
of income tax expense of $200 for both years	-	(48,971)	(55,287)	(180,043)

Gain on sale discontinued segment (Entremetrix)	-	-	276,848	-

Gain/(Loss) from Discontinued Operations	-	(48,972)	221,561	(121,593)

Net Loss	$(128,612)	$(195,901)	$(1,061,598)	$(880,325)

(Loss) earnings per weighted average share of
common stock outstanding - basic and diluted
From continuing operations	$(0.00)	$(0.03)	$(0.05)	$(0.20)
From discontinued operations	-	(0.01)	0.01	(0.03)
Total (loss) earnings per share - basic and diluted	$(0.00)	$(0.04)	$(0.04)	$(0.23)

Weighted-average shares outstanding - basic and diluted	29,509,257	4,461,446	25,018,482	3,820,374

See accompanying notes to these financial statements.
7

Kaire Holdings Incorporated and Subsidiaries Consolidated Statements Of Cash Flows For The Nine Months Ending September 30, 2004 and 2003

	September 30,	September 30,
	2004	2003
	(unaudited)	(unaudited)
Increase (decrease) in cash and cash equivalents
Net loss	$(1,061,598)	$(880,325)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	21,714	36,863
Amortization of warrant and beneficial conversion feature	185,514	12,081
Common stock issued for professional services and compensation	648,785	322,444
Common stock issued for payment of interest	-	324
Gain on extinguishment of notes payable and related interest	(107,742)	-
Income from operations of discontinued operations - Classic Care	-	(16,458)
Loss on disposition of assets of discontinued operations - Classic Care	-	41,933
Gain on sale of discontinued operations - EntreMetrix	(276,848)	-
Loss from operations of discontinued operations - entreMetrix	55,287	180,043
Change in net assets and liabilities of discontinued operations - Classic Care	-	(54,499)
Change in net assets and liabilities of discontinued operations - entreMetrix	29,239	(16,121)
Other	(25,983)	43,324
Non-cash other income (expense)	(5,733)	3,086

Total adjustments to net income	$(537,365)	$(327,305)

Cash flow from operating activities:
Changes in operating assets and liabilities:
Trade accounts receivable	$(195,900)	$67,267
Deposits	-	4,950
Other receivables and assets	(3,960)	39,325
Shareholders advances	39,930	-
Prepaids	226	-
Inventory	(60,885)	(74,142)
Income and sales tax payable	(15,507)	3,485
Accrued interest on convertible notes	84,673	255,786
Accounts payable and accrued expenses	(97,195)	33,399

Cash flow generated by (used in) operating activities	$(785,983)	$2,765

Cash flow from investing activities:
Purchase of property and equipment	$(14,712)	$(7,180)
Cash acquired in acquisition of entreMetrix, Inc.	-	27,576

Net cash generated by (used in) investing activities	$(14,712)	$20,396

(continued)

See accompanying notes to these financial statements.
8

Kaire Holdings Incorporated and Subsidiaries Consolidated Statements Of Cash Flows (Continued) For The Nine Months Ending September 30, 2004 and 2003

	September 30,	September 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flow from financing activities:
Proceeds from notes payable - shareholders	$208,622	$17,014
Payments on notes payable - shareholders	(120,000)	-
Proceeds from notes payable - related parties	1,325	5,546
Payments on notes payable - related parties	(1,990)	-
Proceeds from loans	-	7,435
Payments on loans	(68,384)	(23,542)
Proceeds from convertible notes payable	650,000	10,304
Proceeds from conversion of warrants	132,000	-

Net cash generated by (used in) financing activities	$801,573	$16,757

Net (decrease) increase in cash and cash equivalents	$878	$39,918

Cash and cash equivalents at beginning of year	45,055	20,356

Cash and cash equivalents at end of period	$45,933	$60,274

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$2,561	$-
Taxes	$12,399	$-
Supplemental schedule of non-cash investing and financing activities:
During the nine months ended September 30, 2004, the Company entered into the following non-cash transactions:
Gain on extinguishment of note payables and related accrued interest of $107,742
Issued 3,955,000 shares of common stock for consulting services and compensation valued at $657,250.
Issued 18,631,518 shares of common stock for conversion of $671,341 of notes payable and interest.
Issued 2,197,727 shares of common stock to an officer for prior year compensation valued at $317,980 and current period compensation of $73,770.
Retired 1,250,000 shares of commons stock valued at $250,000.
The sale of entreMetrix resulted in a non-cash gain of $276,848.

(continued)

See accompanying notes to these financial statements.
9

Kaire Holdings Incorporated and Subsidiaries Consolidated Statements Of Cash Flows (Continued) For The Nine Months Ending September 30, 2004 and 2003

During the nine months ended September 30, 2003, the Company entered into the following non-cash transactions:

Issued 75,000 shares of common stock for services valued at $22,500

Issued 15,000 shares of common stock for conversion of $1,776 of notes payable and $324 of accrued interest.

Issued 988,733 shares of common stock for legal and consulting services valued at $299,944

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
10

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Statements September 30, 2004

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

Basis of presentation

The accompanying unaudited interim consolidated financial statements represent the financial activity of Kaire Holdings Incorporated and its subsidiaries. The consolidated financial statements for the nine and twelve months ended September 30, 2004 and December 31, 2003, have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended September 30, 2004, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The Company’s fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

See accompanying notes to these financial statements.
11

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements September 30, 2004

1.    Summary of Significant Accounting Policies (continued)

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

See accompanying notes to these financial statements.
12

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements September 30, 2004

1.    Summary of Significant Accounting Policies (continued)

Principles of Consolidation (continued)

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do no include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the three and nine months ended September 30, 2004, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions were eliminated. The Company’s fiscal year ends on December 31 each year.

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

Concentration of Cash

The Company at times during the year maintained cash balances in excess of the federally insured limit of $100,000 per institution. There were no uninsured balances as of September 30, 2004.

See accompanying notes to these financial statements.
13

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements September 30, 2004

1.    Summary of Significant Accounting Policies (continued)

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

See accompanying notes to these financial statements.
14

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements September 30, 2004

1.    Summary of Significant Accounting Policies (continued)

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company has recorded a full valuation allowance to reduce the deferred tax assets due to the Company incurring recurring losses and uncertainty regarding the recoverability of these tax assets in the future.

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

The Company did not issue any options or warrants to employees or consultants during the nine months ended September 30, 2004 and 2003.

15

1.    Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the nine months ended September 30, 2004 and 2003, comprehensive loss is equivalent to the Company’s net loss.

Long-Lived Assets

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

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. The Company did not incur any advertising costs for the nine months ended September 30, 2004 and 2003.

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.

See accompanying notes to these financial statements.
16

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements September 30, 2004

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

Other Accounting Pronouncements

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB 104 supersedes SAB 101, “Revenue Recognition in Consolidated Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Consolidated Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

See accompanying notes to these financial statements.
17

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements September 30, 2004

2.    Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $1,061,598 and $880,325 for the nine months ended September 30, 2004 and 2003, respectively. The Company also had a net working deficit of $1,165,296 for the nine months ended September 30, 2004. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations, it might be required to discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management raised an additional $650,000 in debt financing in May 2004, and the Company has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions.

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

See accompanying notes to these financial statements.
18

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements September 30, 2004

4.    Accounts Receivable - Trade

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

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts. The Company bases this estimate on historical collection experience and a review of the current status of trade accounts receivable. Management determined that no allowance for doubtful accounts was needed as of September 30, 2004.

The operations of Classic Care ceased in January 2003, and the DHS informed the Company in December 2002 that Medi-CAL was withholding a 100% of its payments and Classic Care’s Medi-CAL license was being suspended. Accordingly, the Company has fully reserved the accounts receivable balance as of September 30, 2004 and December 31, 2003 attributable to Classic Care. Receivables attributable to Classic Care are a component of net discontinued liabilities. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts for Classic Care may change. The Company is continuing to have discussions with the DHS regarding this matter.

5.    Common Stock Transactions

The common stock transactions during the nine months ended September 30, 2004 were as follows:

•	The Company converted $539,341 in notes payable and related interest into 16,431,518 shares of its common stock.

•	The Company issued 3,955,000 shares of its common stock with a market value of $657,250 for consulting services provided to the Company.

•	The Company converted warrants issued to note holders into 2,200,000 shares of its common stock for $132,000.

•	The Company issued 2,197,727 shares of its common stock to its CEO for current and prior year compensation totaling $391,750.

•	The Company retired 1,250,000 shares of its common stock as result of the sale of entreMetrix, Inc. back to its original shareholder.

See accompanying notes to these financial statements.
19

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements September 30, 2004

5.    Common Stock Transactions (continued)

The common stock transactions during the nine months ended September 30, 2003 were as follows:

•	On February 7, 2003, a holder of the Company’s 8% convertible debentures elected to convert an aggregate of $1,776 principal amount of the debentures and $324 of related interest into 15,000 shares of the Company’s common stock on March 21, 2003.

•	During the period ending September 30, 2003, the Company issued 363,733 shares of its common stock to various consultants in lieu of cash payments for services rendered. The aggregate value of services was $126,444.

•	The Company issued 700,000 shares of its common stock under the terms of the 2003 Legal and Consulting Services Plan. The common stock issued had an approximate market value of $196,000.

•	The Company issued 1,250,000 shares of its common stock, which had an approximate market value of $250,000, in connection with the acquisition of entreMetrix, Inc.

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

20

5.    Common Stock Transactions (continued)

Authorization to Effect a Reverse Stock Split (continued)

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

2003 Consulting and Legal Services Plan

In March 2003, the Board of Directors approved the 2003 Consulting and Legal Services Plan. The purpose of the 2003 Consulting and Legal Services Plan (“Plan”) is to provide the Company with a means of compensating selected key consultants and legal service providers to the Company and its subsidiaries for their services rendered with shares of Common Stock of the Company. The Plan will be administered by the Company’s Board of Directors (the “Board”). The Company’s Board shall (a) select consultant(s) and/or legal service provider(s) to whom shares of the Company’s Common Stock shall be awarded or sold, and (b) determine the number of shares to be awarded or sold; the time or times at which shares shall be awarded or sold; whether the shares to be awarded or sold will be registered with the Securities and Exchange Commission; and such conditions, rights of repurchase, rights of first refusal or other transfer restrictions as the Board may determine. Each award or sale of shares under the Plan may or may not be evidenced by a written agreement between the Company and the persons to whom shares of the Company’s Common Stock are awarded or sold. From time to time, the Board may make such changes in or additions to the Plan as it may deem proper and in the best interests of the Company and its Stockholders. The Board may also suspend or terminate the Plan at any time, without notice, and in its sole discretion.

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

See accompanying notes to these financial statements.
21

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements September 30, 2004

6.    Related Party Transactions

The following transactions occurred between the Company and certain related parties:

Richard McKinley

Richard McKinley, President of Entremetrix, advanced $82,000 to Entremetrix in 2003.

7.    Property and Equipment

Property and equipment at September 30, 2004 and December 31, 2003 consisted of the following:

	2004	2003

Furniture and fixtures	$85,000	$85,000
Automobiles	14,712	-
Leasehold improvements	-	-
Computers and equipment	21,144	21,144
	120,856	106,144

Less accumulated depreciation and amortization	(44,445)	(22,731)

Total	$76,411	$83,413

Depreciation and amortization expense for the nine months ended September 30, 2004 and 2003 was $21,714 and $36,863, respectively.

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003
Accounts payable	$121,907	$168,811
Accrued professional and related fees	660	134,250
Accrued compensation and related payroll taxes	17,699	327,581
Other accrued expenses	-	7,049
Reserve for litigation	205,243	205,243
Total	$345,509	842,934

See accompanying notes to these financial statements.
22

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements September 30, 2004

9.    Other Receivables

The Company has transferred to another pharmacy a portion of its pharmaceuticals inventory amounting to $415,157. The Company has recorded a valuation allowance of $300,000 for this receivable in 2002. The Company transferred its inventory to another pharmacy which was taking over the long-term care business of Classic Care. Management transferred inventory to assist the new pharmacy during the transition and to minimize any disruption to the patients. The Company is continuing its efforts to collect this receivable (including legal options), and based on its efforts the valuation allowance is considered to be reasonable.

10.    Convertible Notes Payable and Debentures

Convertible debentures consist of the following at September 30, 2004:
8% convertible subordinated debentures, due in May 2006, convertible into shares of common stock at any time prior to maturity. Interest is payable quarterly, and principal is due at maturity.	$650,000

8% convertible subordinated debentures, originally due in October 2002 and now on demand, convertible into shares of common stock at any time prior to maturity. Interest is payable quarterly, and principal is due at maturity.	26,650

8% convertible subordinated debentures, due in December 2005, convertible into shares of common stock at any time prior to maturity. Interest is payable quarterly, and principal is due at maturity.	320,000

8% convertible subordinated debentures, due on demand, convertible into shares of common stock at any time. Interest is payable quarterly, and principal is due at maturity.	356,576

1,353,226

Less: Unamortized Discount	(426,805)

Total debt	926,421

Less: current portion	(383,226)

Convertible debentures, less current portion	$543,195

See accompanying notes to these financial statements.
23

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements September 30, 2004

10.    Convertible Notes Payable and Debentures (continued)

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

Gain on Extinguishment of Notes Payable

In September 2004, the Company wrote off 10% notes payable with a principal balance of $71,000 and related interest of $36,742. The note holders are not currently in business. These notes were over five years old and the Company has not been contacted by the note holders regarding payment for over five years. The Company engaged its counsel to contact these note holders to resolve these outstanding amounts. Through these efforts to contact the note holders, the Company learned that the note holder had filed for bankruptcy, and is no longer in business. The Company’s counsel further advised that the Company is no longer liable for these amounts. Thus, the Company recorded a gain of $107,742 on the extinguishment of these notes, and is included in the Statement of Operations for three and nine months ended September 30, 2004.

11.    Income Taxes

At September 30, 2003, the Company has available approximately $26,500,000 and $10,476,415 in Federal and State net operating loss carryforwards available to offset future federal and state income taxes, respectively, which begin to expire in 2022.

Tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change occurred in 1999 and 2000, which will limit the utilization of the net operating losses in subsequent years.

See accompanying notes to these financial statements.
24

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements September 30, 2004

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

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of September 30, 2004. However, there can be no assurance that the Company will prevail in the above proceedings. In addition, the Company may be required to continue to defend itself resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing, an unfavorable settlement or judgment could be awarded against the Company, which might have a material adverse effect upon the Company.

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

See accompanying notes to these financial statements.
25

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements September 30, 2004

12.    Commitments and Contingencies (continued)

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

Rent expense for the nine months ended September 30, 2004 and 2003, was $32,770 and $40,853 respectively.

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

See accompanying notes to these financial statements.
26

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements September 30, 2004

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

In 2004, Mr. Westlund was issued 2,197,727 shares of the Company’s common stock valued at $391,750 in lieu of the total amount due to him under the above compensation agreement. The Company has accrued $17,699 for Mr. Westlund’s compensation as of September 30, 2004.

13.    Stock Options and Warrants

The Company has adopted the provisions of Financial Interpretation No. 44. Accordingly, the Company applies APB Opinion No. 25 and related interpretations in accounting for its plans for employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the nine months ended:

	September 30, 2004	September 30, 2003
Net loss
As reported	$(1,061,598)	$(880,324)
Pro forma	$(1,061,598)	$(880,324)
Basic and diluted loss per common share
As reported:
Continuing operations	$(0.00)	$(0.03)
Discontinued operations	$(0.00)	$(0.01)
Total	$(0.00)	$(0.04)
Pro forma:
Continuing operations	$(0.00)	$(0.03)
Discontinued operations	$(0.00)	$(0.01)
Total	$(0.00)	$(0.04)

See accompanying notes to these financial statements.
27

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements September 30, 2004

13.    Stock Options and Warrants (continued)

The following table summarizes information with respect to stock options outstanding and exercisable at September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of September 30, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of September 30, 2004	Weighted Average Exercise Price

$10.00	10,167	0.71	$10.00	10,167	$10.00

14.    Earnings per Share

Earnings (loss) per share (“EPS”) have been calculated using the weighted average number of shares outstanding during each period. Earnings per share-dilutive does not include the effect of potentially dilutive securities for the nine months ended September 30, 2004 and 2003 respectively. The loss from operations and the net loss for the nine months ended September 30, 2004 and 2003 make these securities anti-dilutive.

Effective August 25, 2003, the Company concluded a reverse split at a ratio of 1-for-200. All EPS calculations and shares issued were retroactively adjusted to reflect the reverse stock split.

15.    Discontinued Operations - Classic Care, Inc.

In December 2002, the Company decided to discontinue all operations at its Classic Care subsidiary, a pharmacy, and conduct a voluntary dissolution of Classic Care. The final dissolution date of Classic Care was May 2003. The results of Classic Care’s operations have been reported separately as discontinued operations in the Statements of Operations.

See accompanying notes to these financial statements.
28

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements September 30, 2004

15.    Discontinued Operations - Classic Care, Inc.

The net assets (liabilities) of the discontinued operations have been recorded at their estimated net realizable value under the caption “Net assets (liabilities) of discontinued operations - Classic Care” in the accompanying Balance Sheets at September 30, 2004, and December 31, 2003, and consist of the following:

Accounts receivable, net	$-
Inventories	-
Property and equipment, net	-
Other assets	-
Total assets	-

Accounts payable	(685,050)
Accrued liabilities	(13,766)
Capital leases	-
Notes payable - related parties	-
Total liabilities	(698,816)
Net assets (liabilities) of discontinued operations	$(698,816)

16.    Acquisition and Disposition of Entremetrix, Inc.

Acquisition of Entremetrix, Inc.

In March 2003, the Company through its subsidiary completed the acquisition of all the outstanding common shares of Entremetrix, Inc., a Nevada corporation, for $2,750,000. The agreed purchase price consisted of (i) a 4% promissory note in the amount of $2.5 million due four years after closing, and (ii) the issuance of 1,250,000 shares of the Company’s common stock having a market value of approximately $250,000.

Entremetrix is a Southern California-based company, and is a national provider of administrative employer and financial support services to small businesses primarily operating in the medical, life sciences and high-technology industries. Additionally, Entremetrix provides outsourced human resources and financial support staff. The acquisition was accounted for under the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. The resulting goodwill from this transaction was estimated at $2,906,985. Entremetrix had commenced operations in July 2002.

See accompanying notes to these financial statements.
29

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements September 30, 2004

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

See accompanying notes to these financial statements.
30

Kaire Holdings Incorporated and Subsidiaries Notes to Consolidated Financial Statements September 30, 2004

16.    Acquisition and Disposition of Entremetrix, Inc. (continued)

Sale of entreMetrix, Inc. (continued)

Actual operating losses of entreMetrix during the period from January 1, 2004, through February 25, 2004, were $55,287, and the gain on the sale of entreMetrix is estimated to be $276,848 (net of income taxes of $0). Accordingly, the accompanying Statement of Operations for the nine-month period ending September 30, 2004 includes a gain of $221,561.

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

See accompanying notes to these financial statements.
31

Kaire Holdings Incorporated and Subsidiaries September 30, 2004

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

Our plan of operation continues to focus on expanding our core pharmacy care business , which specializes on providing services to chronic patients in Residential Board & Care and Skilled Nursing facilities. This includes broadening the range of services and content of our existing facility programs, expanding the market share of our existing programs as well as developing additional revenue channels and growth opportunities for our existing programs.

Short Terms Goals

During the next six months the Company intends to become profitable on an operational cash flow basis. This will be accomplished by continuing increase gross sales month after month while enhancing operational efficiencies and maximizing gross margins.

Long Term Goals

During the next 36 months the Company intends to expand sales and marketing activities to national levels followed by the introduction of a national scale mail order prescription program targeting specific chronic patient conditions which will be supported by a an internet based health information network.

Results of Operations

Three and nine Months Ended September 30, 2004 Compared to September 30, 2003

Revenues
For the three and nine-months ended September 30, 2004, revenues were approximately $641,103 and $1,738,475 respectively, for an increase of $318,051 and $890,395 respectively for the same periods in 2003. The increase in sales is the result of an increase in the sales of prescription drugs, nutrition products and incontinence supplies due to an increase in our long-term care business in 2004 versus 2003. Through our sales efforts in 2004, we have increased the number of facilities we serve in Southern California.

Cost of Goods Sold

Cost of goods sold for the three and nine-month period ending September 30, 2004 was $483,993 and $1,325,423 respectively, for an increase of $247,777 and $705,655 over the same periods in 2003. This increase is a direct result of the increase is sales.

Gross Profit

Gross profit for products and services was $157,110 and $413,052 for the three and nine months ended September 30, 2004, an increase of $ 70,274 for the three-month period and an increase of $ 184,740 over the prior nine-month period. The gross profit margin for the three and nine months ended September 30, 2004 was 24.5% and 23.8% respectively.

Operating Expenses

Operating expenses for the three and nine month period ended September 30, 2004 were $306,013 and $1,482,361 respectively for an increase of $116,480 and $590,082 from the same period prior year. The $590,082 increase in expenses is mainly attributable to a $381,320 increase in consulting services, plus an increase of $27,968 in marketing expenses which is a result of putting together sales brochures and holding seminars for facilities, an increase of $22,012 in automobile expense, an increase in legal expenses of $38,902 as a result of the H.D. Smith lawsuit, an increase of $161,411 in Salaries as a result of having an extra pharmacist for most of the year, plus an increase in selling expense of $15,092 offset by decreases in depreciation expense of $15,149, a decrease in rent expense of $8,083, a decrease in accounting fees of $30,796 with the remaining decrease of $1,077 being made up of miscellaneous items. We continue to employ consultants to provide strategic advice.

Interest Expense

Interest expense the three and nine month period ended September 30, 2004 was $83,901 and $331,701 respectively for an increase of $40,215 and $211,396 for the comparable three and nine month period prior year. The increase is a result of the increase accrued on the convertible debt issued in December 2003 and April 2004.

Federal Income Tax

No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through September 30, 2004, the Company incurred a net operating loss for tax purposes of approximately $1,283,159. The net operating loss carry forward may be used to reduce taxable income through the year 2014. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Due to uncertainty regarding the realization of our deferred tax assets, we have recorded a full valuation.

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

On September 30, 2004 the Company had assets of $695,559 compared to $510,333 on December 31, 2003, an increase of $185,226. The increase mainly consists of increases in receivables of $195,900 and inventory of $60,885 offset by a $39,930 decrease in advances to shareholders, a decrease of $29,239 in discontinued operation assets and a decrease in other items netting to $2,390.

As of September 30, 2004 the Company’s working deficit decreased $1,201,259 from $2,366,555 at December 31, 2003 to $1,165,296. This decrease is primarily a result of the conversion of $485,341 in the current portion of convertible debt, a decrease in account payable and accrued expenses of $497,425, a decrease in loans payable of $68,384, an increase of $88,622 in advances from shareholders, a decrease in income taxes payable of $13,853 and a decrease in accrued interest payable of $31,985 and a decrease of $665 in notes payable - related parties plus the increase in current assets of $192,228. We were able to convert amounts due to our CEO for prior compensation into shares of our common stock.

Net non-cash items affecting operating activities for the nine months ended September 30, 2004 amounted to $537,365 which mainly consisted of the net loss of the nine month period of $1,061,598 plus the following: 1) the gain on the sale of EntreMetrix of $276,848, 2) the gain on extinguishment of notes payable and related interest of $107,742, 3) the decrease of miscellaneous other items of $31,716, offset by the following 1) the change in assets and liabilities from discontinued operations of $29,239, 2) the loss from operations of discontinued operations of $55,287, 3) common stock issued for professional services and compensation of $648,785, 4) amortization of warrant and beneficial conversion feature of $185,514, and deprecation and amortization of $21,714.

Net cash used by operating activities for the nine months ending September 30, 2004 amounted to $785,983, consisting of: 1) the increase of accounts receivable of $195,900, 2) the increase of other receivables and assets of $3,960, 3) the decrease in inventories of $60,885 and 4) the increase of accrued interest on convertible notes of $84,673, offset by the following 1) the decrease in shareholder advances of $39,930, 2) decrease in prepaid expenses of $226, 3)decrease in income and sales tax payable of $15,507, and 4) the decrease in account payable and accrued expenses of $97,195.

Net cash used by investing activities amounted to $14,712, which consisted of the purchase of a delivery vehicle.

Net cash generated by financing activities amounted to $801,573, consisting primarily of a $650,000 increase in convertible notes payable and an increase of $208,622 in notes payable to shareholders, offset by $188,384 in payments on loans.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $1,061,598 and $880,325 for the nine months ended September 30, 2004 and 2003, respectively. The Company also had a net working deficit of $1,165,296 for the nine months ended September 30, 2004. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations, it might be required to discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management raised an additional $650,000 in debt financing in May 2004, and the Company has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions.

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

KAIRE HOLDINGS INCORPORATED.
(Registrant)

Date: November 19, 2004    By: /s/ Steven R.Westlund
     Steven Westlund
              Chief Executive Officer, Chairman

See accompanying notes to these financial statements.
38