Form 10KSB
period 2004-12-31
KAIRE HOLDINGS INC
filed 2005-06-01
CIK 822997

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2004.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ________

Commission file number 0-21384

KAIRE HOLDINGS INCORPORATED
(Name of small business issuer in its charter)

Delaware	8980	13-3367421
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number )	Identification No.)

5520 Sespe Avenue, Suite D, Fillmore , CA	93015
(Address of principal executive offices)	(Zip code)

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
Yes  -X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer had net revenues of $2,350,847 for the fiscal year ended December 31, 2004.

The aggregate market value of the voting stock held by non-affiliates on May 20, 2005 was approximately $821,438 based on the average of the bid and asked prices of the issuer’s common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of December 31, 2004, 30,877,252 shares of the issuer’s Common Stock were outstanding. As of May 31, 2005, 33,877,252 shares of the issuer’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format Yes   No X

PART I
ITEM 1. Description of Business

Business

Present Business

Kaire provides both retail and long term care pharmacy services. Long term pharmacy care services focus on the following: 1) helping chronically ill patients residing in assisted living facilities maintain compliance with their medication therapies; 2) monitoring any adverse drug reactions and 3) assist the long term care providers monitor patient progress. Specialized long term care services include providing the patients their monthly cycle medications, providing the long term care providers with in service training and drug education, including providing detailed policies and procedures manuals, provide monthly reviews of patient drug regimes and processing all patient insurance claims. Specialized products include unit dose bubble pack of individual patient’s medication, secure mobile medication carts, and emergency medication kits for night or weekend patient emergencies.

These services are now provided through our subsidiary Effective Health, Inc., which on January 26, 2003 acquired certain assets of Sespe Pharmacy, which is located in Fillmore, California, and also the location of our corporate office. Sespe Pharmacy was strictly a retail pharmacy with a walk-in customer base that dispensed approximately 30 to 50 retail prescriptions per day. We purchased the assets of Sespe Pharmacy with the intention it would serve as our base of pharmacy operations for long term care facilities. Though we have maintained Sespe Pharmacy’s retail business, we mainly use Sespe Pharmacy as the center for disbursing retail and long term care prescriptions, incontinence supplies and durable medical equipment required by our client long-term facilities. We service approximately 15 medium to small residential board and care facilities delivering an average of 80 prescriptions each day. We are not dependent upon any one facility for the majority of our revenue. We also continue to fill retail prescriptions at Sespe Pharmacy and currently fill approximately 30 prescriptions a day.

History

Kaire Holdings Incorporated (“Kaire”), a Delaware corporation, was incorporated on June 2, 1986 as Interactive Medical Technologies, Ltd. (“IMT”). Effective February 3, 1998, Kaire changed its name from Interactive Medical Technologies, Ltd. to Kaire Holdings Incorporated. Kaire’s headquarters are currently in Fillmore, California. Kaire has three subsidiaries, Effective Health, Inc., YesRx.com, Inc. and See Shell Inc, of which only Effective Health Inc. is operating. Classic Care, Inc., (d/b/a Classic Pharmacy), a subsidiary of YesRx.com, Inc., was dissolved in February 2003 upon the acquisition of Sespe Pharmacy.

From 1986 through May of 2000, Kaire sold non-radioactive diagnostic imaging microspheres and provided quantitative laboratory analysis to customers who used the micro sphere products in their research studies. Customers included private and government research facilities, academic centers, and hospitals engaged in the study regional blood flow under laboratory conditions. We discontinued marketing these products and services in May 2000.

In December 1997, Kaire entered into an agreement to acquire 80% of Kaire International, Inc. ("KII"), a network marketing firm based in Longmont, Colorado. As part of the proposed acquisition, IMT changed its name to Kaire Holdings, Incorporated (“Kaire”). Kaire was unable to raise all the capital needed to complete the acquisition and by December 1998, we had to cancel the transaction. Any affiliation with Kaire International, Inc. was ended at that time.

In May of 1999 Kaire incorporated YesRx.com, Inc., in the state of Delaware and began marketing a range of health oriented herbal consumer products through Vitaplanet.com, an e-commerce internet site we developed in house. A short time later we changed the name of Vitaplanet.com with YesRx.com, and upgraded the online e-commerce drug store to provide specialized pharmacy services, over-the-counter products, nutrition and personal care products supported by comprehensive health information to targeted segments of the senior health care market. The on-line e-commerce drug store business (YesRx.com) was not growing as expected and remained unprofitable. This business was phased out during 2001.

In June 2000, YesRx.com, Inc. acquired a 4-year-old pharmacy, Classic Care, Inc. (d/b/a Classic Care Pharmacy), located in Los Angeles, California. Classic Care Pharmacy provided specialized pharmacy care to residential board and care facilities in southern California. Through Classic Care Pharmacy, we gained revenues, increased the total number of patients served and obtained a licensed distribution center for pharmacy operations. Kaire retained the existing Classic Care Pharmacy management who were responsible for day to day pharmacy operations. The acquisition was made with a combination of cash and stock. The purchase price consisted of (i) cash, (ii) short-term promissory notes, and (iii) and the issuance of our common stock. In January 2000, we introduced a product line we labeled as the HIV health advocate program which was designed to improve medication compliance for HIV patients who were being treated with complex anti-viral medication therapies. This was done through personal interaction with each HIV patient. As discussed below, this program was phased out in January 2003.

In November 2001, we sought to restructure the schedule of remaining payments due Classic Care, Inc. under the acquisition agreement due to a significant fall in the market price of our common stock. As an alternative to restructuring, the original shareholders of Classic Care, Inc and us agreed to a plan to spin-off Classic Care, Inc. On January 31, 2002, at the annual shareholder meeting, shareholders approved the spin-off plan.

In May 2002, we abandoned plans to “spin-off” Classic Care Pharmacy due to a notice dated April 17, 2002 that we received from State of California Department of Health Services (“DHS”) informing us that they were suspending Classic Care Pharmacy’s Medi-cal provider number and withholding 100% of Classic Care Pharmacy’s Medi-cal payments. The DHS alleged that based on their investigation, Classic Care Pharmacy had submitted numerous patients’ claims without proper documentation.

Upon review of the supporting documentation, Classic Care Pharmacy’s counsel believed that the facts presented by the DHS were inaccurate and that its position was unfounded and appealed their decision. However, that appeal was ultimately rejected.

Given these circumstances, we had few choices other than accepting the Classic Care shareholders proposal to return that portion of Classic Care Pharmacy’s business affected by the DHS action back to the Classic Care shareholders. Kaire transferred that business, which amounted to approximately 80% of the total revenue, back to the original Classic Care, Inc. shareholders in exchange for a release from repaying any outstanding amounts due on promissory notes related to that acquisition. We retained less than 20% of the total business, which consisted primarily of the medication sold to HIV patients (Health Advocate HIV program) which not regulated by the DHS.

Acquisition of Sespe Pharmacy

In November 2002, Kaire, through its subsidiary Effective Health, Inc., opened escrow to purchase certain assets of Sespe Pharmacy, located in the Sespe medical clinic in Fillmore, California. Escrow closed on January 26, 2003. Sespe Pharmacy was a small retail pharmacy that dispensed on approximately 75 retail prescriptions per day.

Effective Health, Inc., (d/b/a Sespe Pharmacy) serves as our base of pharmacy operations. Since acquiring Sespe Pharmacy, we have resumed our board and care marketing efforts which has resulted in a number of new facilities becoming customers of our specialized pharmacy service programs.

As part of the acquisition, we entered into an operating lease agreement for the pharmacy in Fillmore, California which also serves as our corporate headquarters. At the time of acquisition, the pharmacy facility was approximately 843 square feet with a monthly payment of $1,170. In May 2004 we expanded our space to approximately 1,115 square feet, with a monthly payment of $1,520 and in March 2005 we expanded our space to approximately 1,800 square feet and currently pay $2,245 a month.

In January 2003, being unable to rebuild Classic Care Pharmacy, all operations at Classic Care Pharmacy ceased and Classic Care, Inc was dissolved. Additionally, the logistical problems created by our move to Fillmore, California, made it difficult to provide the level of personal attention required to service individual HIV clients in the Health Advocate HIV program. The combination of a declining HIV client base due to the logistical problems of providing the level of personal attention required to service each HIV client (i.e. clients were transferring their business to a more conveniently located pharmacy) and the little to no gross profit margins provided by servicing those clients, lead to the decision to phase out the Health Advocate HIV program.

Entremetrix

On March 18, 2003, YesRx.com, Inc. purchased Entremetrix, a California corporation, by acquiring all of the outstanding capital stock of EntreMetrix, Inc. for a total purchase price of $2,750,000, consisting of a promissory note of $2,500,00 payable to Richard McKinley, the owner and founder of EntreMetrix plus 1,250,000 (post split) restricted shares of KAIH Common Stock valued at the time at $250,000. Entremetrix provides financial and administrative support for smaller medical companies, long term board and care facilities, and pharmacies, to their administrators, employees, patients, clients and services providers. However, after almost a year of the Professional Employer Organization business, we felt that it was in our best interests to develop our pharmacy business and discontinue our employer services business. Therefore, on February 12, 2004 documents were drafted for the unwinding of the purchase of EntreMetrix which occurred on Februray25, 2004. The terms called for 100% of the outstanding shares of EntreMetrix held by Kaire Holdings Incorporated to be exchanged for the two million five hundred thousand dollars ($2,500,000) note payable to Richard McKinley, plus any accrued interest; and (ii) the two hundred fifty million (250,000,000) pre-split (1,250,000 post split) shares of common stock held by Richard McKinley. There were no outstanding liabilities on either side of this transaction. The executed documents were delivered on February 25, 2004. As a result Richard McKinley and EntreMetrix are no longer affiliated with Kaire Holdings and YesRx.com, Inc.

Reverse split

On July 10, 2003, Kaire reverse split its common stock at a 200 to one ratio. As of May 31, 2005 there are 900,000,000 shares of common stock authorized with 33,877,252 shares issued and outstanding. There are also $1,451,576 in outstanding notes that are convertible into approximately 47,855,200 shares of common stock at the current market price and outstanding warrants exercisable into 8,138,888 shares of common stock.

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

On any product liability actions sought concerning the quality of the drugs distributed by Sespe Pharmacy, we would be indemnified by our distributors and manufacturing resources.

Competition

Retail and Specialized Pharmacy Services: There is significant competition among the retail independent and chain drug stores and pharmacies such as Save-on and Rite-Aid. Many of these retail competitors are larger, better-financed companies with greater resources. The majority of the larger companies compete for individual retail customers on the basis of price and convenience. Few offer the types of specialized programs and services that we do.

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

Patents, Licenses and Trademarks

Not Applicable

Royalty Agreements

Not Applicable

Government Regulations

Specialized Pharmacy Services: All pharmacies, in every state are subject to the regulations of various federal agencies, including the United States Drug Enforcement Agency, and by various state agencies, which in our state is the California State Board of Pharmacy, and Department of Health Services. Presently, we are compliant with all federal and state regulations related to our businesses.

Research and Development Plan

Not Applicable

Employees

Our Pharmacy staff includes the manager of pharmacy operations/pharmacist in charge, a pharmacy technician, a retail sales clerk, a pharmacy sales manager (board & care facilities), and a billing manager and two delivery personnel.

There is one full time employee with Kaire Holdings, Inc.

ITEM 2. Description of Property

In January 2003, we entered into an operating lease agreement for the pharmacy in Fillmore, California which serves as our corporate headquarters. At the time the pharmacy facility was approximately 843 square feet with a monthly payment of $1,170. In May 2004 we expanded our space to approximately 1,115 square feet, with a monthly payment of $1,520 and in March 2005 we expanded our space to approximately 1,800 square feet and currently pay $2,245 a month. The lease was to continue through the original initial lease term of five years. We had options to renew the lease for two five-year periods and to purchase the facility at its estimated fair market value at any time during the lease term. However, Santa Paula Memorial Hospital, the holder of the master lease filed for chapter 11 Bankruptcy protection and the court rejected including the lease in bankruptcy. The property owners have approached us with a proposal to takeover the master lease. However, we have not made a decision concerning the master lease. We have not signed a new lease.

In June of 2002, we leased a 7,334-square-foot building located at 8135 Clybourne Ave, Sun Valley, CA 91352, to serve as our corporate headquarters and storage facility. The lease is for a period of two years, ending June 2004, with monthly lease payments of $3,420.00. At our request, the landlord found a new tenant for this property and we vacated it in the month February 2004.

ITEM 3. Legal Proceedings

Breach of Contract

In 2003, an individual filed a complaint against us alleging breach of contract and fraud and related business torts related to certain patents the plaintiff claimed we transferred to him. We believed that the plaintiff’s claims were without merit. Although we reached a tentative settlement in this matter, the Plaintiff failed to execute the settlement and the case was dismissed.

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

Classic Care, Inc. and Classic Care Pharmacy administrative appeal failed. Once the appeal took place the Superior court could no longer uphold our lack for due process claim and the DHS canceled Classic Care Pharmacy’s medical provider number. The justice department has not taken any further action against Classic Care Pharmacy. Subsequently we dissolved Classic Care, Inc. and Classic Care Pharmacy.

Kaire believes that it does not have any liability in this matter and has not provided any reserve for this matter. The basis for this belief is the following: 1) the California Department of Health Services (“DHS”) claim is directed to Classic Care Pharmacy which was owned by Classic Care, Inc. 2) Classic Care Inc. is a separate legal entity and was operated by the prior owners, whom Kaire believes perpetrated the actions leading to the alleged claims, 3) Kaire was not involved nor was Kaire aware of the alleged overpayment to Classic Care Inc., 4) the alleged claim includes a period of time before Kaire was involved with Classic Care, Inc., thus precluding Kaire of any claim in that time period and 5) Kaire did not benefit in any way from the alleged overpayment.

H.D. Smith Wholesale Drug Company - Action for breach of contact and other various causes of action

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherowitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care. H.D. Barnes is seeking $430,205 plus interest. On December 30, 2004 a settlement was reached where Kaire is obligated to pay the plaintiff $50,000. Kaire’s payment obligation will mature upon court approval of the settlement, with $10,000 due immediately at that time and the balance paid based on 12 monthly installments of $3,077.06 (which includes interest of 7.50%). We expect to obtain court approval within approximately sixty days of the time of this filing.

McKesson Medical - Surgical Inc. v. Effective Health

On January 20, 2005, McKesson Medical-Surgical, Inc. (“Plaintiff”) filed a complaint against Effective Health, Inc., a subsidiary of Kaire, for failure to pay the principal sum of $17,466.65 for goods and/or services. We have expressly denied any liability although our attorney has not yet undertaken a full analysis of the Plaintiff’s claims at this early stage of the litigation.

Except as otherwise specifically indicated above, we believe that we do not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 2004.

ITEM 4. Submission of Matters to a Vote of Securities Holders

On June 20, 2003, a definitive 14C informational proxy was filed with the Securities and Exchange Commission in lieu of a special meeting of the shareholders, notice was hereby given that the following actions will be taken pursuant to the written consent of a majority of our shareholders. The following actions became effective on July 10, 2003:

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

	High	Low
Year ended December 31, 2002
First quarter	$ 0.01	$ 0.00
Second quarter	0.01	0.00
Third quarter	0.00	0.00
Fourth quarter	0.00	0.00

Year ended December 31, 2003 *

First quarter *	$ 0.56	$ 0.16

Second quarter*	0.80	0.10
Third quarter *	0.28	0.06
Fourth quarter *	0.10	0.04

Year ended December 31, 2004
First quarter	$0.32	$0.05
Second quarter	0.19	0.10
Third quarter	0.15	0.05
Fouth quarter	0.08	0.04

Year ended December 31, 2005
First quarter	$0.07	$0.04

* adjusted for the 200 to 1 reverse split

As of April 30, 2005, there were approximately 820 registered shareholders of KAIH’s Common Stock.

Dividends

To date, the Company has not declared or paid dividends on its Common Stock.

Transfer Agent and Registrar

KAIH’s transfer agent is Jersey Transfer and Trust Company, 201 Bloomfield Avenue, Verona, NJ 07044.

Securities authorized for issuance under equity compensation plans.

N/A

Recent Sales of Unregistered Securities

KAIH made the following sales of stock without registration using the exceptions available under the Securities Act of 1933, as amended, including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

On September 20, 2002, Matthew Marcus was issued 30,000,000 (pre-split) restricted shares for consulting services. The value of the shares was $60,000. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the creditors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On May 21, 2003, was issued 250,000,000 (pre-split) Shares relating to the acquisition of Entremetrix to Richard R. McKinley. The value of the shares was approximately $250,000. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the creditors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On October 17, 2003 the following restricted shares were issued:

On October 17, 2003, George Lefevre was issued 375,000 restricted shares for consulting services. The value of the shares was $22,500. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the creditors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On October 17, 2003, Scott Absher was issued 375,000 restricted shares for consulting services. The value of the shares was $22,500. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the creditors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On October 17, 2003, Steven Westlund was issued 375,000 restricted shares for expenses owed. The value of the shares was $22,500. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the creditors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On October 17, 2003, Owen Naccarato was issued 375,000 restricted shares for legal services. The value of the shares was $22,500. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the creditors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On October 17, 2003, Joseph Maleki was issued 350,000 restricted shares for legal services. The value of the shares was $21,000. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the creditors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On October 17, 2003, Randy Jones was issued 250,000 restricted shares for consulting services. The value of the shares was $15,000. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the creditors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On October 17, 2003, Jay Isco was issued 200,000 restricted shares for consulting services. The value of the shares was $12,000. The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the creditors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

On December 27, 2003, KAIH issued $370,000 in Convertible Debentures, 8% annual interest rate, pursuant to a Securities Purchase Agreement (the “Agreement”). The convertible debentures can be converted into shares of common stock with the conversion price per share being the lesser of (i) $.06 (“Maximum Base Price”) or
(ii) seventy percent (70%) of the average of the three lowest closing bid prices for the thirty (30) trading days prior to but not including the conversion date. The conversion price described above shall not be less than one-half of the Maximum Base Price unless the closing price of the common stock is less than one-half the Maximum Base Price for any ten (10) consecutive trading days. The notes were issued to the following: Alpha Capital Aktiengesellschaf, an $111,000 secured convertible debenture, Gamma Opportunity Capital Partners, LP, a $100,000 secured convertible debenture, Longview Fund, L.P. a $120,000 secured convertible debenture and Standard Resources Limited, a $150,000 in secured convertible debenture. The underlying shares to these securities were registered on February 17, 2004, on Form SB2, File #333-112861

During the Quarter ending March 31, 2004, the issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that the creditors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment, as follows:

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

On May 3, 2004, Kaire issued $650,000 in Convertible Debentures, 8% annual interest rate, pursuant to a Securities Purchase Agreement (the “Agreement”). The convertible debentures can be converted into shares of common stock with the conversion price being the lesser of $0.09 per share, or 85% of the average of the lowest three closing bid prices of the common stock during the 15 trading days preceding the conversion date.

The above notes are as follows: Alpha Capital Aktiengesellschaft was issued a $350,000 in secured convertible debenture, Longview Fund, L.P. was issued a $100,000 secured convertible debenture, and Gamma Opportunity Capital Partners, LP was issued a $200,000 secured convertible debenture. In connection with the convertible notes, the following common stock issuable upon the exercise of warrants at $0.17: 1,944,444 shares of common stock issuable to Alpha Capital Aktiengesellschaft, 555,556 shares of common stock issuable to Longview Fund LP, 1,111,111 shares of common stock issuable to Gamma Opportunity Capital Partners, LP and 833.333 to Bi-Coastal Consulting Corporation.

The holders of the 8% convertible debentures may not convert its securities into shares of Kaire’s common stock if after the conversion such holder would beneficially own over 9.9% of the outstanding shares of Kaire’s common stock. The holder may waive this percent ownership restriction upon not less than 61 days notice to Kaire. Since the number of shares of Kaire’s common stock issuable upon conversion of the debentures will change based upon fluctuations of the market price of Kaire’s common stock prior to a conversion, the actual number of shares of Kaire’s common stock that will be issued under the debentures owned by the holders is based on a reasonable good faith estimate of the maximum amount needed.

On September 22, 2004, Kaire Holdings, Inc., issued a promissory to the Longview Fund LP, a private investment fund, the principal sum of Sixty Thousand Dollars with interest of Six Thousand Dollars, which is payable in three equal payments within three months with the first payment beginning within thirty days of the above referenced date. In the event of partial payments, each payment shall be credited first to accrued interest and then to principal, and thereafter interest shall cease to accrue upon the principal so credited. The balance as of April 30, 2005 is $40,725.

In March 29, 2005, Kaire issued a $125,000, 8% interest per annum, two year convertible note to the Longview Fund LP. The Conversion Price per share shall be the lesser of (i) $.04 or (ii) eighty-five (85%) of the average of the closing bid prices for the fifteen (15) trading days prior to but not including the conversion date for the common stock. In addition Longview was issued a class A warrant for the purchase of 694,444 shares of the common stock at a per share purchase price of $0.042, and a class B warrant for the purchase of 3,000,000 shares of the common stock at a per share purchase price of $0.04

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company recognizes revenue for pharmacy operations at the time the product is shipped to the customer or services are rendered. Outbound shipping and handling charges are included in net sales.

Professional employment services revenue is recognized at the payroll date of the customer or as services is rendered. The payroll fee is due prior to the payroll date, but is not considered revenue until the date of the payroll. The company reports gross income as the total cost of the invoice for the staffing services rendered including gross payroll, payroll taxes, workers compensation, administrative fees and delivery fees. Amounts received prior to the payroll payment date are classified as deferred revenue.

Plan of Operation

General

Our general operating plan focuses on delivering specialized programs and services targeted areas within the senior and chronic health care market. We believe this approach will help differentiate us from our competitors and establish us as a senior and chronic health care specialist. We also believe that the size of the aging baby boomer generation will create the need for numerous additional programs and services required to properly care for this group. Kaire will continue to position itself to take advantage of future market opportunities by continuing to develop and market products, programs and services that help patients comply with increasingly complex medication therapies including programs that help educate patients about their chronic conditions as well as programs that increase pharmacy operating efficiencies including the processing of state and private insurance claims.

Short Term Goals

Kaire’s main short term goal is to increase sales revenue and achieve profitability on an operational cash flow basis. We believe that goal will be achieved by second quarter 2005. Once achieved, the Company will be able to reduce or eliminate the need to raise additional working capital to sustain operations. Achieving this goal would include accomplishing the following:

•  Increase the number of retail and long term care patients served by focusing more of our resources on targeted sales and marketing programs.
•  Develop revenue channels with higher gross profit margins such as medical and incontinence supplies, durable medical equipment such as wheel chairs, beds and walkers, and equipment rentals.
•  Enhancing operational efficiencies during this expansion mode such as by installing procedures for routine functions and reassign employee functions that fit their strengths..

Long Term Goals

Our long term goals would be to expand on our short term goals, i.e. expand our service coverage area to increase sales and to introduce service programs that would be custom tailored to meet the needs of our clients as those needs arise.

Our work force is expected to stay flat or increase at a rate equal to actual increases of our business operations.

Concerning working capital, historically the Company revenues have been insufficient to cover operations. For the first four month period ending April 30, 2005, Kaire has used approximately $89,000 a month in negative cash flow. Consequently, the Company has relied in part on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants to meet operational needs. However, with revenue expected to grow steadily in the third and fourth quarter of 2005, we believe that over the next twelve months there will be sufficient working capital generated from sales to cover operational needs. This evaluation is based on a result of an increased sales effort by Effective Health which is concentrating of facilities within a 50 miles radius of the pharmacy. However, some additional funding will be needed to cover operation expenses over the next several months. In the event that we are unable to obtain additional funding over the next several months, we will need to reduce operations to a point where cash outflow will not exceed cash inflow. Currently Kaire does not have any excess cash.

In the event that revenue growth does not meet expectations, the Company may again need to seek working capital from its normal sources. Historically, the Company has been successful in its efforts to secure working capital from private placements of common stock securities, bank debt, loans from private investors and the exercise of warrants for common stock. However, there can be no assurances that private or other capital will continue to be available, to meet the Company’s cash needs, or that a sufficient amount of the Company’s common stock or other securities can or will be sold or that any common stock purchase options/warrants will be exercised to fund the operating needs of the Company

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net revenue from continuing operations for the year ended December 31, 2004 was $2,350,847 as compared to $1,256,806 for the same period in 2003, or an increase of $1,084,041 (87.0%). The increase in net revenues was attributable to an increase in the number of long term care facilities we are serving.

Gross profit for the year ended December 31, 2004 was $364,567 as compared to $371,888 for the same period in 2003, or a decrease of $7,321 (2.0%). The gross profit percentage of 15.5% for the period ended December 31, 2004 decreased from 29.6% for the same period in the prior year. The decrease in gross profit was attributable to turnover and inexperience in our billing department, resulting in lost revenue. This situation has been addressed during the first quarter of 2005 and we should see a return to higher gross margins.

Operating expenses for the period ending December 31, 2004 were $1,717,081 compared to $1,417,055 for the same period in 2003, or an increase of $300,026 (21.2%). The increase in operating expenses was mostly attributable the following: 1) salaries decreased $3,790, 2) general administration increased $ 327,674, 3) depreciation expense decreased $9,696, 4) selling expenses increased $28,605 and 5) rent expense decreased $16,398. The $315,421 (35.9%) increase in general administration consists primarily of increases in 1) accounting of $57,954 2) contract and outside services of $73,343 ( represents temporary pharmacy support - pharmacist and billers), 3) facility marketing of $27,968, 4) Automobile expense of $31,310, 5) consulting fees of $110,414 (consists of sales and facility support help), and 6) write off of deposits of $45,338, offset by decreases in 1) Travel and Entertainment of $18,444, 2) insurances of $4,758, 3) license fees of $1,312, 4) office expenses of $4,170 and 5) miscellaneous items of $2,316. Rent expense decreased due to the closing of the Clyborn facility. Selling and shipping expenses increased due to the increase in sales.

Interest expense was $389,991 for the year ended December 31, 2004 as compared to $83,146 for the same period in 2003, or an increase of $306,843 (369.0%). The interest expense increase in 2005 was primarily a result of an increase in the amortization of the amount attributable to the beneficial conversion feature and warrants associated with the convertible debt of $257,288, plus $21,667 amortization of the issuance costs associated with funding received in 2004, plus the increase interest related to the convertible notes of $27,890.

The forgiveness of debt of $137,149 represents the write off of old notes over five years old plus all associated accumulated interest.

The gain on settlement of litigation of $115, 243 was a result of a settlement being reached on the Smith Barnes law suit against Kaire’s discontinued subsidiary Classic Care, Inc.

No deferred income tax benefit was recognized for Federal and State income tax since we have incurred significant net operating losses. We recorded a valuation allowance against our deferred tax assets primarily due the substantial doubt regarding recoverability of a tax benefit resulting from net operating loss carry forwards.

The net loss on continuing operations increased $398,479 (36.1%) to $1,493,053 for the year ending December 31, 2004 from $(1,104,098) for the year ending December 31, 2003.

The net loss after discontinued operation was $842,968, a decrease in loss of $442,879 (34.4%) from the prior year loss of $(1,285,847). The decrease in loss was mainly attributable to the gain from the settlement of the lawsuit associated with Classic Care, Inc. of $438,048 plus the gain on discontinuation of Entremetrix of $276,848.

Liquidity and Capital Losses

Net non-cash items affecting operating activities for the period ending December 31, 2004 amounted to $775,605, which mainly consisted of the net loss for the year of $842,968 adjusted by the following: 1) the gain on the sale of Entremetrix of $276,848, 2) the gain on extinguishment of notes payable and related interest of $137,149, 3)income from discontinued operations - Classic Care of $438,048, 4) gain on legal settlement of $115,243, and 5) other items totaling $10,271, offset by the following 1) depreciation and amortization of $28,340, 2) the loss from operations of discontinued operations - Entremetrix of $55,287, 3) common stock issued for professional services and compensation of $658,514, 4) amortization of warrant and beneficial conversion feature of $281,114, and 5) amortization of deferred financing costs of $21,667.

Net cash used by operating activities for the period ending December 31, 2004 amounted to $(559,634), consisting of: 1) the increase of accounts receivable of $198,760, 2) the increase in inventories of $64,711, and 3) the decrease in income and sales tax payable of $13,853, offset by the following 1) the increase in bank overdraft of $19,931, 2) an increase in accrued interest on convertible notes of $51,483, and 3) an increase in accounts payable and accrued expenses of $196,191.

Net cash used in investing activities for the year ended December 31, 2004was $14,712, attributable to the Company’s purchase of a delivery vehicle.

Net cash generated by (used in) financing activities was $715,051 for the year ended December 31, 2004. Notes payable to shareholders increased by $9,900, with no payments made against such notes. Notes payable to related parties increased by $9,525, but decreased by cash payments of $1,990. Other third-party notes decreased due to total payments of $79,384, offset by receipts of a new loan of $60,000. The Company received $650,000 in new funding during the year, plus the Company received $132,000 as the result of the exercise of warrants.
On December 31, 2004 the Company had total assets of $485,246 compared to $395,176 on December 31, 2003, an increase of $103,698 (33.3%). The Company had a total stockholder's (deficit) equity of $(1,425,955) on December 31, 2004, compared to a stockholders deficit of $(2,378,716) on December 31, 2003, an increase of $952,761 (22.8%). As of December 31, 2004 the Company's working capital position increased by $1,256,695 from a working capital deficit of $2,366,555 at December 31, 2003 to a working capital deficit of $1,109,860 at December 31, 2004. This result was attributed primarily to decreases in 1)accounts payable and accrued expenses of $393,152 (46.6%), 2) liabilities of discontinued operations of $438,048 (75.1%), 3) income Taxes payable of $13,853 (95.5%), 4) loan payable of $19,384 (28.3%), 5) accrued interest on convertible debt of $23,517 (10.2%), 6) the current portion of convertible notes of $302,409, plus, increases in 7) accounts receivable of $98,760 (297.7%) and 8) inventory of $64,711 (75.9%), offset by 100% decreases in cash of ($84,985), deposits ($45,549) and nets assets - Entremetrix ($29,839), plus increases in (11) bank overdraft of $19,931, (12) notes payable related parties of $7,535 (131.1%), and 12) advances form shareholders of $9,900 (15.5%).

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs. The following is a discussion of future cash requirements.

The fixed and ongoing expenses of Kaire are as follows:

Future annual maturities of convertible notes payable (including related accrued interest) at December 31, 2004 were as follows:
Year Ended
December 31,		Amount

2005	Convertible Notes due on demand	$ 775,462
2006	Convertible Notes Due May 2006	385,880

		$ 1,161,342

  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2004 consisted of the following:
2004

Accounts payable	$ 441,661
Advances from shareholders	73,607
Notes Payable - Short Term	62,281

$ 577,549
Future annual minimum lease payments under operating leases with remaining lease terms of greater than one year are summarized as follows:

Year Ended
December 31,

2005	$ 9,240

$ 9,240

Fixed recurring Selling General and Administrative expenses would be as follows:

                            Estimated 2005
                            Monthly Average
Salaries and benefits:                                                               $38,000
Rent:                               2,255 (increased space in 2005)
Contract Labor:                                                                           15,289
Auto:                                                                                              1,250
Telephone and
Communications:                                                                         2,250
Bank Charger:                                                                                  500
Total Monthly                                                                         ______
Fixed SG&A costs:                                                                  $59,544

Estimated future cash requirements

Kaire’s estimate of net cash requirements for overhead for the next twelve months subsequent to April 2005, is approximately $89,877 (includes the above fixed cost estimate of $59,444) a month for a twelve total of $1,078,524. The Estimate of net cash inflow from operations for that time period is estimated to be approximately $1,674,900.

Kaire has generally financed operations through the sale of its common stock. In order to sustain operations in the near term, it is anticipated that we will need an additional small infusion of funds of approximately $300,000 from outside sources. In March 2005, we received some of the needed funds of $125,000 in funds pursuant to a subscription agreement. If our projections over the next twelve months fall short of expectations, we will have to seek additional equity funding. If we are unable to gain access to such funding, Kaire will be forced to curtail operations until such funding is obtained.

Subsequent Events

Issuance of Common Stock for Services

On February 3, 2004 the Company issued 3,000,000 shares of common stock to employees and consultants, with a market value of $120,000, for consulting and legal services provided to the Company.

Issuance of Convertible Security

In March 29, 2005, Kaire issued a $125,000, 8% interest per annum, two year convertible note to the Longview Fund LP. The Conversion Price per share shall be the lesser of (i) $.04 or (ii) eighty-five (85%) of the average of the closing bid prices for the fifteen (15) trading days prior to but not including the conversion date for the common stock. In addition Longview was issued a class A warrant for the purchase of 694,444 shares of the common stock at a per share purchase price of $0.042, and a class B warrant for the purchase of 3,000,000 shares of the common stock at a per share purchase price of $0.04

Settlement

On December 30, 2004 a settlement was reached where Kaire is obligated to pay the plaintiff $50,000. Kaire’s payment obligation will mature upon court approval of the settlement, with $10,000 due immediately at that time and the balance paid based on 12 monthly installments of $3,077.06 (which includes interest of 7.50%). The settlement was executed by the parties at the end of Aril 2005. Kaire expects to obtain court approval within approximately sixty days of the time of this filing.

Employment Agreement

On April 5, 2005, the Company agreed to a new three year agreement with Mr. Westlund. The agreement calls for a monthly salary of $8,333.33 per month, with annual increases equaling 15% of the base salary. In addition, he will receive a 5 year option to purchase 12 million shares of the Company’s common stock, at an option price of $0.05 per share.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $836,848 and $1,285,847 for the years ended December 31, 2004 and 2003, respectively. The Company also had a net working deficit of $1,103,739 and $2,283,142 for the years ended December 31, 2004 and 2003 respectively. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations, it might be required to curtail or discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management raised an additional $650,000 in debt financing in May 2004 and $125,000 in March 2005 and issued a promissory note for $60,000 in September 2004 and the Company has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will most likely continue in the short term.

ITEM 7. Financial Statements

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 8A. Controls and Procedures.

    (a)        Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period ended December 31, 2004, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act except for the limitations discussed below.

  (b)        Changes in Internal Controls over Financial Reporting. During the last fiscal quarter (fourth quarter) of the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. We have had internal control issues in billing which affects our ability to manage control in several areas such as accounts receivable and inventory. This issue has been a result of employee turnover at both the pharmacist level and the biller level. Though we feel that we have made significant progress in finding a stable staff, there is no guarantee that an employee may not leave at any time. In addition, we have an interim CFO who is an outside consultant. We though that this was an adequate solution at one time, however with the increased reporting requirements mandated, our CFO has not been as available as he has been in the past, which has put an additional burden on our internal controls, especially in regards to reporting. Finally, we have only one officer who is also the sole member of the board of directors. Any control put in place may be circumvented by this individual. These matters will be addressed to the best of our ability in the future.

Item 8B. Other Information.

None

- -

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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with the exception of its sole officer and director, Steve Westlund who sold 425,000 shares and our acting CFO, Randal Jones, who sold 80,000 shares during the year ending December 31, 2004. We expect to make such filings shortly

Code of Ethics for the Chief Executive Officer and the Principal Financial Officer

On September 7, 2004, the sole Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and the Principal Financial Officer, which is included in Item 13 as an exhibit.

ITEM 10. Executive Compensation

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended December 31, 2004, 2003 and 2002, respectively, to the Company’s sole officer, Steve Westlund during such periods.

Summary Compensation Table

Executive Compensation:
Payouts	Annual Compensation				Long Term Compensation Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR (#)	LTIP Payouts ($)	All Other Compensation ($)
Steve Westlund CEO	2004	100K				0
	2003	100K				29,833
	2002	100K				0

Options/SAR Grants in the Last Fiscal Year

Name	Number of Securities Underlying Options/SARS Granted	% of Total Options/SARS Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date
Steven R. Westlund	0

Employment Agreements - need to update

On April 1, 2000, Mr. Westlund signed a three-year employment agreement. The contract calls for Mr. Westlund to be paid a base salary of $8,333 per month for the first year of the term. Mr. Westlund’s base salary was to increase 15% per year for each of the second and third years per this agreement. The current agreement has been extended for one year and will continue on a year to year basis, unless modified by either party.

On October 17, 2003, Mr. Westlund was issued 375,000 shares of the Company’s common stock in lieu of $22,500 of the total amount due to him under the above compensation agreement. The Company has accrued amounts due to Mr. Westlund of $317,980 as of December 31, 2003.

During 2004 Mr. Westlund received 2,000,000 shares of the Company’s common stock in lieu of the compensation that was due and accrued to him under the above compensation agreement. The Company has $99,700 of accrued compensation due to Mr. Westlund as of December 31, 2004.

Subsequent Event

Effective April 1, 2005, Kaire agreed to a new three year agreement with Mr. Westlund. The agreement calls for a monthly salary of $8,333.33 per month, with annual increases equaling 15% of the base salary. In addition, he will receive a 5 year option to purchase 12 million shares of the Company’s common stock, at an option price of $0.05 per share.

Mr. Westlund also receives a commission of 3% of the merger price for any mergers or acquisitions completed by the Company during the term of the agreement.

Compensation of Directors:

Directors receive no remuneration for their services as directors at this time.
The Company offers health insurance to all its employees. The Company has adopted no retirement, pension, profit sharing or other similar programs.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management - Need to update

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of April 30, 2005 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock and (ii) KAIH's sole director and executive officer, and (iii) all officers and directors of KAIH as a group. Except as otherwise listed below, the address of each person is c/o Kaire Holdings Incorporated, 5520 Sespe Avenue, Suite D, Fillmore CA 93015.

Name and Address Of Beneficial Owner Owned (1)	Number of Shares beneficially owned	Percent of class (2)
Steve Westlund 552 Sespe Avenue, Suite D Fillmore, CA 93015	1,664,000	4.9%

ALPHA Capital Aktiengesellschaft (3) Pradafant 9490 Furstentums Vaduz, Liechtenstein	18,781,944 (6)	36%

Gamma Opportunity Capital Partners, LP (4) British Colonial Centre of Commerce One Bay Street, Suite 401 Nassau (NP), The Bahamas	16,899,078(7)	35%

Longview Fund, L.P. (4) 1325 Howard Avenue, #422 Burlingame, CA 94010	20,010,399(8)	37%

Officers and Directors as a group	1,664,000	4.9%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 30, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Percentage based on 33,877,252 shares of common stock outstanding as of April 30, 2005, plus shares underlying each shareholders convertible note and warrants.

(3) Alpha Capital Aktiengesellschaft: In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, Konard Ackerman may be deemed the control person of the shares owned by such entity. ALPHA Capital AG is a private investment fund that is owned by all its investors and managed by Mr. Ackerman.

(4) Gamma Opportunity Capital Partners, LP: In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, Gamma Capital Advisors, Ltd., an Anguilla, British West Indies company, is the general partner to the stockholder Gamma Opportunity Capital Partners, LP, a Cayman Islands registered limited partnership, with the power to vote and dispose of the common shares being registered on behalf of the stockholder. As such, Gamma Capital Advisors, Ltd. may be deemed to be the beneficial owner of said shares. Christopher Rossman and Jonathan P. Knight, PhD. are the Directors of Gamma Capital Advisors, Ltd., each possessing the power to act on its behalf. Gamma Capital Advisors, Ltd., Christopher Rossman and Jonathan P. Knight, PhD. each disclaim beneficial ownership of the shares of common stock being registered hereto

(5) Longview Fund, LP is a private investment fund that is in the business of investing publicly-traded securities for their own accounts and is structured as a limited liability company whose members are the investors in the fund. The General Partner of the fund is Viking Asset Management, LLC, a California limited liability company which manages the operations of the fund. Peter T. Benz is the managing member of Viking Asset Management, LLC. As the control person of the shares owned by Longview Fund, LP, Peter T. Benz may be viewed as the beneficial owner of such shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(6) Concerning Alpha Capital Aktiengesellschaft: Assuming $505,125 of funding Convertible Debentures converted at $0.03 (market price) plus 1,944,444 warrants.

(7) Concerning Gamma Opportunity Capital Partners, LP: Assuming $473,639 of Convertible Debentures converted at $0.03 plus ----------------------1,111,111 warrants.

(8) Concerning Longview Fund, LP: Assuming $472,812 of Convertible Debentures converted at $0.03 plus 4,249,999 warrants.

ITEM 12. Certain Relationships and Related Transaction

Source One: Kaire out sources its payroll and benefits through Source One, which is a subsidiary of Dalrada Financial Corporation. Kaire’s CFO, Randy Jones, is also the CFO for Dalrada Financial Corporation. The figure for payroll, included taxes and insurance that went through Dalrada in the year 2004 was $189,181.85.

ITEM 13. Exhibits, List and Reports in Form 8-K
(a)	Exhibits
14.1	Code of Ethics
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)( Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K
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

ITEM 14. Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, Pohl, McNabola, Berg & Co., LLP:

	For the Year Ended December 31,
	2004	2003
Audit Fees	$ 60,000	$ 42,095
Audit-Related Fees	$ 28,621	$ 39,882
Tax Fees
All Other Fees	$ 19,612
Total Fees	$108,233	$81,977

"Audit Fees" consisted of fees billed for services rendered for the audit of the Company’s annual financial statements and audit related fees are for review of the financial statements included in the Company’s quarterly reports on Form 10-QSB.

“All Other Fees” consisted of fees associated with the SB2 and S-8 filings and work related with the production of documents for the H.D. Smith law suit.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kaire Holdings Incorporated

By: /s/ Steven R. Westlund
Dated: June 1, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven R. Westlund             June 1, 2005
Steven R. Westlund Chief Executive Officer,
Principal Financial Officer and Director

/s/ Randall Jones             June 1, 2005
Randall Jones: Acting Chief Financial Officer

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
for the Years Ended
December 31, 2004 and 2003

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements

December 31, 2004 and 2003

C O N T E N T S

Report of Independent Registered Public Accountants	F1

Consolidated Balance Sheets	F2 - F3

Consolidated Statements of Operations	F4

Consolidated Statements of Stockholders’ Equity	F5

Consolidated Statements of Cash Flows	F6 - F8

Notes to Consolidated Financial Statements	F9 - F40

Report of Independent Registered Public Accountants

To the stockholders and Board of Directors of
Kaire Holdings Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Kaire Holdings Incorporated and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaire Holdings Incorporated and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial net losses and utilized substantial amounts of cash in its operating activities over the past several years and as of December 31, 2004, has an accumulated deficit of $41,732,334 and a stockholders’ deficit of $1,425,955. These matters, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 2. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Pohl, McNabola, Berg and Company, LLP
San Francisco, California
April 29, 2005

Kaire Holdings Incorporated
And Subsidiaries
Consolidated Balance Sheets
As Of December 31, 2004 and 2003

ASSETS

	2004	2003
Current Assets
Cash and cash equivalents	$-	$84,985
Accounts receivable, trade	265,522	66,762
Inventory	149,939	85,228
Deposits	-	45,549
Net assets of discontinued operations held for sale - Entremetrix	-	29,239

Total Current Assets	415,461	311,763

Other Assets
Property and equipment, net of accumulated depreciation	69,785	83,413

Total Other Assets	69,785	83,413

Total Assets	$485,246	$395,176

(continued)

The accompanying notes are an integral part of these financial statements.

Kaire Holdings Incorporated
And Subsidiaries
Consolidated Balance Sheets (continued)
As Of December 31, 2004 and 2003

LIABILITIES AND STOCKHOLDERS' EQUITY

	2004	2003
Current Liabilities
Bank overdraft	$19,931	$-
Accounts payable and accrued expenses	449,782	842,934
Income tax payable	647	14,500
Loans payable	49,000	68,384
Notes payable - related parties	13,281	5,746
Advances from shareholders	73,607	63,707
Liabilities of discontinued operations - Classic Care	145,611	583,659
Accrued interest - convertible debt	207,304	230,821
Convertible notes - current portion	566,158	868,567

Total Current liabilities	1,525,321	2,678,318

Long term liabilities
Convertible notes payable and debentures	385,880	95,574

Total long term liabilities	385,880	95,574

Total Liabilities	1,911,201	2,773,892

Stockholders' equity
Common stock, $0.001 par value
900,000,000 shares authorized; 30,877,252 and 7,393,007
shares issued and outstanding in 2004 and 2003, respectively	30,878	7,393
Additional paid in capital	40,275,501	38,503,257
Accumulated deficit	(41,732,334)	(40,889,366)

Total Stockholders' Equity	(1,425,955)	(2,378,716)

Total Liabilities and Stockholders' Equity	$485,246	$395,176

The accompanying notes are an integral part of these financial statements.

Kaire Holdings Incorporated
And Subsidiaries
Consolidated Statements Of Operations
For The Years Ending December 31, 2004 and 2003

	2004	2003
Net revenues	$2,350,847	$1,256,806
Cost of goods sold	(1,986,280)	(884,918)

Gross Profit	364,567	371,888

Operating Expenses
Salaries	437,400	441,190
Depreciation and amortization	28,340	38,036
General and administrative	1,195,127	879,706
Selling expense	21,064	6,575
Rent	35,150	51,548

Total Operating Expenses	1,717,081	1,417,055

Loss from operations	(1,352,514)	(1,045,167)

Other Income (Expenses)
Interest expense	(404,743)	(83,146)
Miscellaneous income	5,692	27,760
Gain on settlement of notes payable	137,149	10,055
Loss on disposal of assets	-	(12,000)
Gain on settlement of litigation	115,243	-

Total Other Income (Expenses)	(146,659)	(57,331)

Loss from continuing operations before income taxes	(1,499,173)	(1,102,498)

Provision for income taxes	(3,404)	(1,600)

Loss from continuing operations	(1,502,577)	(1,104,098)

Discontinued operations
Income from operations of discontinued segment (Classic Care)
net of income tax expense of $800 in 2003	438,048	15,313

Loss from operations of discontinued segment (Entremetrix), net
of income tax expense of $800 for the year ended December 31, 2003	(55,287)	(239,055)

Gain on sale discontinued segment (Entremetrix)	276,848	-

Gain on disposal of assets of discontinued segment (Classic Care)	-	41,993

Gain/(Loss) from Discontinued Operations	659,609	(181,749)

Net Loss	$(842,968)	$(1,285,847)

(Loss) earnings per weighted average share of
common stock outstanding - basic and diluted
From continuing operations	$(0.06)	$(0.25)
From discontinued operations	0.01	(0.04)
Total (loss) earnings per share - basic and diluted	$(0.05)	$(0.29)

Weighted-average shares outstanding - basic and diluted	26,501,514	4,453,420

The accompanying notes are an integral part of these financial statements.

Kaire Holdings Incorporated
And Subsidiaries
Consolidated Statements Of Stockholders' Equity
For The Years Ending December 31, 2004 and 2003

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002	2,163,691	$2,163	$37,462,910	$(39,603,519)	$(2,138,446)

Issued for conversion of notes payable	615,000	615	21,485	-	22,100

Bond discount	-	-	158,571	-	158,571

Warrant issuance	-	-	127,600	-	127,600

Issued for professional services and compensation	3,363,733	3,364	483,941	-	487,305

Acquisition of Entremetrix	1,250,000	1,250	248,750	-	250,000

Other	583	1	-	-	1

Net loss	-	-	-	(1,285,847)	(1,285,847)

Balance, December 31, 2003	7,393,007	$7,393	$38,503,257	$(40,889,366)	$(2,378,716)

Issued for conversion of notes payable	13,752,948	13,753	450,588	-	464,341

Issued for conversion of accrued interest	2,678,570	2,679	72,321	-	75,000

Exercise of warrants	2,200,000	2,200	129,800	-	132,000

Bond discount	-	-	337,894	-	337,894

Issued for professional services and compensation	4,296,227	4,296	654,218	-	658,514

Issued for prior years' compensation	1,806,500	1,807	376,173	-	377,980

Cancellation of Entremetrix	(1,250,000)	(1,250)	(248,750)	-	(250,000)

Net loss	-	-	-	(842,968)	(842,968)

Balance, December 31, 2004	30,877,252	$30,878	$40,275,501	$(41,732,334)	$(1,425,955)

The accompanying notes are an integral part of these financial statements.

Kaire Holdings Incorporated
And Subsidiaries
Consolidated Statements Of Cash Flows
For The Years Ending December 31, 2004 and 2003

	2004	2003

Increase (decrease) in cash and cash equivalents
Net loss	$(842,968)	$(1,285,847)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	28,340	38,036
Amortization of warrant and beneficial conversion feature	281,114	23,826
Common stock issued for professional services and compensation	658,514	487,305
Common stock issued for payment of interest	-	324
Gain on extinguishment of notes payable and related interest	(137,149)	-
Loss on disposal of assets	-	12,000
(Income) loss from operations of discontinued operations - Classic Care	(438,048)	(15,313)
(Gain) loss on disposition of assets of discontinued operations - Classic Care	-	(41,993)
Gain on sale of discontinued operations - EntreMetrix	(276,848)	-
Gain on settlement	(115,243)	-
Amortization of deferred financing costs	21,667
Debt issuance costs	-	-
(Income) loss from operations of discontinued operations - entreMetrix	55,287	239,055
Change in net assets and liabilities of discontinued operations - Classic Care	-	54,499
Change in net assets and liabilities of discontinued operations - entreMetrix	-	(29,239)
Other	(10,271)	7,258

Total adjustments to net income	$(775,605)	$(510,089)

Cash flow from operating activities:
Changes in operating assets and liabilities:
Increase in trade accounts receivable	$(198,760)	$(44,495)
Increase in bank overdraft	19,931	-
Decrease in deposits	-	8,370
Increase in inventory	(64,711)	(69,160)
Increase (decrease) in income and sales tax payable	(13,853)	4,000
Increase in accrued interest on convertible notes	51,483	55,477
Increase in accounts payable and accrued expenses	196,191	269,102

Cash flow generated by (used in) operating activities	$(9,719)	$223,294

Cash flow from investing activities:
Purchase of property and equipment	$(14,712)	$(40,303)
Cash acquired in acquisition of entreMetrix, Inc.	-	27,576

Net cash generated by (used in) investing activities	$(14,712)	$(12,727)

(continued)

The accompanying notes are an integral part of these financial statements.

Kaire Holdings Incorporated
And Subsidiaries
Consolidated Statements Of Cash Flows (continued)
For The Years Ending December 31, 2004 and 2003

	2004	2003

Cash flow from financing activities:
Proceeds from notes payable - shareholders	$9,900	$38,089
Payments on notes payable - shareholders	-	(2,000)
Proceeds from notes payable - related parties	9,525	5,746
Payments on notes payable - related parties	(1,990)	-
Proceeds from loans	60,000	-
Payments on loans	(79,384)	(47,684)
Deferred financing costs	(65,000)	-
Proceeds from convertible notes payable	650,000	-
Proceeds from conversion of warrants	132,000	370,000

Net cash generated by (used in) financing activities	$715,051	$364,151

Net (decrease) increase in cash and cash equivalents	$(84,985)	$64,629

Cash and cash equivalents at beginning of year	84,985	20,356

Cash and cash equivalents at end of period	$-	$84,985

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$2,561	$4,463
Taxes	$12,399	$3,200

Supplemental schedule of non-cash investing and financing activities:

During the twelve months ended December 31, 2004, the Company entered into the following non-cash transactions:

Gain on extinguishment of note payables and related accrued interest of $137,482

Gain on settlement of litigation of $115,243

Issued 4,296,227 shares of common stock for consulting services and compensation valued at $658,515

Issued 16,431,518 shares of common stock for conversion of $539,341 of notes payable and interest.

Issued 1,806,500 shares of common stock to an officer and employees for prior year compensation valued at $377,980

Retired 1,250,000 shares of commons stock valued at $250,000.

The sale of entreMetrix resulted in a non-cash gain of $276,848.

(continued)

The accompanying notes are an integral part of these financial statements.
F- 7 -

Kaire Holdings Incorporated
And Subsidiaries
Consolidated Statements Of Cash Flows (continued)
For The Years Ending December 31, 2004 and 2003

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
December 31, 2004 and 2003

1. Summary of Significant Accounting Policies

Organization and Line of Business

Kaire Holdings Incorporated (“Kaire” or "the Company"), a Delaware corporation, was incorporated on June 2, 1986. Effective February 3, 1998, Kaire changed its name to Kaire Holdings Incorporated from Interactive Medical Technologies, Ltd. In November 2002, the Company, through its subsidiary Effective Health, Inc., purchased certain assets of Sespe Pharmacy, a privately held company located in Fillmore, California. The asset acquisition was concluded on January 26, 2003.

History

In 1999, the Company formed YesRx.Com, Inc., an Internet drugstore focused on pharmaceuticals, health, wellness and beauty products. The Company focuses on selling drugs for chronic care as opposed to emergency needs and works mainly with the patient who has regular medication needs and requires multiple refills.

In May 2000, the Company acquired Classic Care, Inc. (“Classic Care”), which was organized as a corporation in April 1997, under the Laws of the State of California. Classic Care operated as an agency distributor of pharmaceutical products, via a unique prescription packaging system for consumers at senior assisted living and retirement centers in the Los Angeles area. Classic Care purchased prescription drugs in bulk and filled prescriptions for individuals living in the aforementioned facilities. Primary sales were to individuals and consist of packaged prescription drugs in prescribed dosages. These packaged drug sales were primarily paid for by Medi-Cal, and the balances of the sales that are not covered by Medi-Cal were paid directly by individuals. Classic Care billed Medi-Cal and other third-party payors on behalf of the customer and receives payment directly from Medi-Cal.

On April 17, 2002, Classic Care received notice from the State of California Department of Health Services (“DHS”) that they were suspending Classic Care Pharmacy’s Medi-cal provider number and withholding 100% of Classic Care Pharmacy’s Medi-cal payments, alleging Classic Care Pharmacy had submitted numerous patients’ claims without proper documentation.

As a result of the DHS claim, on May 20, 2002, the Company and the original Classic Care Shareholders reached an agreement to settle all amounts due them. This agreement resulted in the Company selling the long-term services business clients to the original Classic Care shareholders and relinquishing all rights in the long-term services business in return for a release from repaying the promissory notes and contingent payments resulting from the original acquisition. In December 2002, the Company was informed by the Department of Health Services (“DHS”) that the Medi-Cal Program was taking the following actions against Classic Care: 1) withholding 100 percent of payment to Classic Care; and 2) temporarily suspending and deactivating Classic Care’s Medi-Cal provider number. In January 2003, the Company’s management decided to start the process of a voluntary dissolution of Classic Care.

1. Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of Kaire and its wholly owned subsidiaries (collectively the "Company"). The Company's subsidiaries include See/Shell Biotechnology, Inc.., EFFECTIVE Health, Inc. (dba Sespe Pharmacy), and YesRx.com. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Concentration of Cash

The Company at times during the year maintained cash balances in excess of the federally insured limit of $100,000 per institution. There were no uninsured balances as of December 31, 2004 and 2003.

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

1. Summary of Significant Accounting Policies (continued)

Third-Party Contractual Adjustments

Contractual adjustments represent the difference between the pharmacy’s established billing rate for covered products and services and amounts reimbursed by third-party payors, pursuant to reimbursement agreements.

For the year ended December 31, 2004, gross revenues were approximately $3,000,000, less approximately $650,000 of contractual adjustments based on reimbursement contracts, resulting in net revenues of approximately 2,350,000

Net Loss per Share

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

1. Summary of Significant Accounting Policies (continued)

Property and Equipment (continued)

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

In 2004 and 2003, the Company determined that it will not change to the fair value method and will continue to use the implicit value based method for stock options issued to employees. In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No.123, the Company will continue to show pro forma disclosure related to the expense attributable to the fair market value of stock options granted to employees.

The FASB released Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation.” This Interpretation addresses certain practice issues related to APB Opinion No.25. The provisions of this Interpretation are applied to awards, exchanges of awards in business combinations, modifications to an outstanding award, and exchanges in grantee status that occur.

The Company did not issue any options or warrants to employees or consultants during the years ended December 31, 2004 and 2003.

1. Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the years ended December 31, 2004 and 2003, comprehensive loss is equivalent to the Company’s net loss.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing costs for the years ended December 31, 2004 and 2003 were $1,365 and $1,973, respectively.

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

1. Summary of Significant Accounting Policies (continued)

Segment and Geographic Information (continued)

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

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

During May 2003, the FASB issued SFAS 150 - “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Consolidated Financial Statements. The adoption of this statement had no impact on the Company’s consolidated financial statements.

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

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall consolidated results of operations or consolidated financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding Management does not expect the implementation of this new standard to have a material impact on its computation of diluted earnings per share.

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01") as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

In November 2004, the Financial Accounting Standards Board Statement issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of "so abnormal" that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

In December 2004, the FASB issued a revision to SFAS 123, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of this standard is for periods beginning after June 15, 2005. The Company has determined that the adoption of SFAS 123R will result in the Company having to recognize additional compensation expense related to the options or warrants granted to employees, and it will have an impact on the Company’s net earnings in the future. This standard requires expensing the fair value of stock option grants and stock purchases under employee stock purchase plan.

In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 151 is effective for a fiscal year beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $842,968 and $1,285,847 for the years ended December 31, 2004 and 2003, respectively. The Company also had a net working deficit of $1,109,860 and $2,366,555 for the years ended December 31, 2004 and 2003 respectively. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions. The Company has obtained additional debt financing subsequent to December 31, 2004.

3.  Acquisition of Sespe Pharmacy

Effective January 26, 2003, the Company concluded its agreement to purchase certain tangible and intangible assets of Sespe Pharmacy, a privately held company, for a total cost of $181,068. The Company had opened escrow in 2002, and made a deposit of $40,000. The agreed purchase price consists of (i)) a short-term promissory note in the amount of $81,000 due 120 days after, and (ii) a cash payment of $100,068. Under the terms of the agreement, the Company purchased the Sespe Pharmacy name, all inventory, office and pharmacy equipment, furniture and fixtures.

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

4. Accounts Receivable - Trade

In 2004 and 2003, approximately 85% and 94% of net revenues of continuing operations were derived under federal, state and third-party insurance reimbursement programs.

MediCal	65%
Private Party	15%
Other third-parties	20%

These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any would not be material to the financial position, results of operations or cash flows of the Company.

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts. The Company bases this estimate on historical collection experience and a review of the current status of trade accounts receivable. The Company determined that no allowance for doubtful accounts as of December 31, 2004 and 2003 was necessary.

5.  Intangible Assets

The Company initially recorded goodwill attributable to Entremetrix of $2,906,985. In February 2004, the Company decided to sell Entremetrix back to its original shareholder for a return of the original consideration paid by the Company. In 2003, the amount of goodwill is classified in the Balance Sheet as a component of assets of discontinued operations. The Company has no intangible assets as of December 31, 2004.

6. Common Stock Transactions

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

6. Common Stock Transactions (continued)

Authorization to Effect a Reverse Stock Split (continued)

Pursuant to the Reverse Stock Split, each holder of shares of Common Stock (the "Old Common Stock") immediately prior to the effectiveness of the Reverse Stock Split will become the holder of fewer shares of Common Stock (the "New Common Stock") after consummation of the Reverse Stock Split. Although the Reverse Stock Split, did not, by itself, impact the Company's assets or properties, the Reverse Stock Split could result in a decrease in the Company's aggregate market value. The Reverse Stock Split did not result in some stockholders owning "odd-lots.” All fractional share holdings were rounded up to whole shares. For example, if a shareholder owns 350 shares of Old Common Stock, after a 1 for 200 Reverse Stock Split, that shareholder now owns 2 shares of New Common Stock, not 1 3/4 shares of New Common Stock.

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

All outstanding options, warrants, rights and convertible securities were appropriately adjusted for the Reverse Stock Split automatically on the effective date of the Reverse Stock Split. The Reverse Stock Split affected all stockholders equally and did not affect any stockholder's proportionate equity interest in the Company except for those stockholders whose fractional shares were rounded up.

None of the rights currently accruing to holders of the Common Stock, options or warrants to purchase Common Stock or securities convertible into Common Stock were affected by the Reverse Stock Split. Following the Reverse Stock Split, each share of New Common Stock entitles the holder thereof to one vote per share and was otherwise be identical to one share of the Old Common Stock.

The percentage ownership of management, the number of stockholders or any aspect of the Company's business did not change materially because of the Reverse Stock Split.

Common stock transactions during 2004

•	The Company converted $464,341 in 8% convertible notes payable into 13,752,948 shares of its common stock.

•	The Company converted $75,000 in convertible accrued interest into 2,678,570 shares of its common stock.

6. Common Stock Transactions (continued)

Common stock transactions during 2003 (continued)

•	The Company issued 3,897,727 shares of its common stock with a market value of $615,248 for consulting services provided to the Company.

•	The Company converted warrants issued to note holders into 2,200,000 shares of its common stock for $132,000.

•	The Company issued 205,000 shares of its common stock with a market value of $51,247 to employees in lieu of current and prior year compensation.

•	The Company issued 2,000,000 shares of its common stock to its CEO for current and prior year compensation totaling $370,000.

•	The Company retired 1,250,000 shares of its common stock as result of the sale of entreMetrix, Inc. back to its original shareholder.

Common stock transactions during 2003

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

•	The Company issued 2,375,000 shares of its common stock to a consultant for providing management and financial consulting services. The market value of the services received was $204,685.

•	The Company issued 288,733 shares of its common stock to various consultants in lieu of cash payments for services rendered. The aggregate value of services was $86,620.

•	The Company issued 700,000 shares of its common stock under the terms of the 2003 Legal and Consulting Services Plan. The common stock issued had an aggregate market value of $196,000.

•	The Company issued 1,250,000 shares of its common stock, which had an approximate market value of $250,000, in connection with the acquisition of Entremetrix, Inc.

6. Common Stock Transactions (continued)

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

The Plan was amended on December 30, 2003 pursuant to a Board of Directors resolution to increase the number of shares issuable under the Plan by 4,000,000 shares.

The Plan was amended on June 2, 2004 pursuant to a Board of Directors resolution to increase the number of shares issuable under the Plan by another 3,950,000 shares.

7. Related Party Transactions

The following transactions occurred between the Company and certain related parties:

Source One Group

The Company’s chief financial officer also serves as the chief financial officer of Dalrada Financial Corporation (Dalrada). Dalrada through its subsidiary Source One Group (SOG) operates a professional employment organization. SOG provides services for the Company as its professional employment organization. The Company entered into an Employment Services Agreement with SOG pursuant to which SOG has agreed to render professional employment and related services to the Company for a fee. The Company paid fees to SOG totaling $9,459 in 2004 and none in 2003, respectively. The fees charged by SOG to the Company are at the prevailing rate that SOG charges others.

8. Property and Equipment

Property and equipment at December 31, 2004 and 2003 consisted of the following:

	2004	2003

Furniture and fixtures	$85,000	$85,000
Vehicles	14,712	-
Computers and equipment	21,144	21,144
	120,856	106,144

Less accumulated depreciation and amortization	(51,071)	(22,731)

Total	$69,785	$83,413

Depreciation and amortization expense for the years ended December 31, 2004 and 2003 was $28,340 and $38,036, respectively.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2004 and 2003 consisted of the following:

	2004	2003

Accounts payable	$356,696	$325,748
Accrued professional and related fees	90,000	134,250
Accrued compensation and related payroll taxes	-	324,380
Accrued interest payable	2,000	41,807
Other accrued expenses	689	16,749
Total	$449,385	842,934

10. Convertible Notes Payable and Debentures

Convertible debentures consist of the following at December 31, 2004 and 2003:

	2004	2003
8% convertible subordinated debentures, originally due in October 2002 and now on demand. Interest is payable quarterly, and principal is due at maturity.	$38,547	$365,641

8% convertible subordinated debentures, originally due in January 2003 and now on demand. Interest is payable quarterly, and principal is due at maturity.	196,103	283,350

8% convertible subordinated debentures, originally due in August 2003 and now on demand. Interest is payable quarterly, and principal is due at maturity.	121,926	121,926

8% convertible subordinated debentures, due in December 2005. Interest is payable quarterly, and principal is due at maturity.	320,000	370,000

8% convertible subordinated debentures, due in April 2006. Interest is payable quarterly, and principal is due at maturity.	650,000	-

8% convertible subordinated debentures, originally due in May 2002 and now on demand. Interest is payable quarterly, and principal is due at maturity.	-	26,650

10% convertible subordinated debentures, due on demand. Interest is payable semi-annually, and principal is due at maturity.	-	71,000

	1,326,576	1,238,567

Less: Unamortized Bond Discount and Unamortized Debt Issuance Costs	(374,538)	(274,426)

Total debt	952,038	964,141

Less: current portion	(566,158)	(868,567)

Convertible debentures, less current portion	$385,880	$95,574

10. Convertible Notes Payable and Debentures (continued)

10% Convertible Debentures

During January through May 1997, the Company issued convertible notes aggregating to $479,655, which were due in the same months in 2000. The notes have a stated interest rate of 10% per annum, and interest is payable semi-annually. The notes are convertible at $9.38 per share, which approximated the average trading price of the Company's common stock. $71,000 of these notes was still outstanding as of December 31, 2003. The Company has not been contacted nor been able to contact these notes holders for over four years. Accordingly, these notes were written off as of December 31, 2004, based on the advice of counsel. ..

8% Convertible Debentures

During 2000, the Company issued convertible notes that were due in October 2002. The notes have a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. In 2004, the noteholders converted $327,094 of the outstanding principal into the Company’s common stock. $38,547 and $365,641 of these notes was still outstanding as of December 31, 2004 and 2003 respectively.

In 2001, the Company obtained additional capital financing of $1,200,000 through the issuance of convertible notes payable. The Company also issued warrants to purchase 20,000 shares of the Company’s common stock to various parties as part of these financing agreements.

Total funds received of $1,200,000 were allocated as follows: $760,000 to 8% convertible notes; $140,000 to the note warrants; and $300,000 to convertible benefit feature. The value allocated to the note warrants and the beneficial conversion feature was amortized to interest expense over the term of the notes.

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

During January 2001, the Company issued convertible notes aggregating to $500,000, which were due in January 2003. The notes have a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. As of December 31, 2003, the Company had converted $196,650 into its common stock. In 2004, the Company converted an additional $87,247 into common stock. The Company has an outstanding principal balance of $196,103 and 283,350 on these notes as of December 31, 2004 and December 31, 2003, respectively.

10. Convertible Notes Payable and Debentures (continued)

8% Convertible Debentures (continued)

During August 2001, the Company issued a convertible note aggregating to $300,000, which is due in August 2002. The note has a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. In 2003, 2002 and 2001, the noteholders converted $1,776, $31,651 and $144,647, respectively, into the Company’s common stock, and the principal balance of $121,926 on this note was still outstanding as of December 31, 2004 and 2003.

In November 2003, the Company obtained debt financing of $370,000 through the issuance of convertible notes payable. The Company also issued warrants to purchase 2,200,000 shares of the Company’s common stock to various parties as part of these financing agreements.

Total funds received of $370,000 were allocated $83,829 to the 8% convertible notes, $127,600 to the note warrants and $158,571 to the beneficial conversion feature. The value allocated to the note warrants and the beneficial conversion feature is being amortized to interest expense over the term of the notes.

The 8% convertible debentures issued in November 2003 have a conversion price that is the lesser of (1) 70% of the average of the three lowest closing prices out of the thirty closing prices prior to the closing date and (2) 80% of the lowest three closing prices during the sixty trading days, as reported on the NASD OTC Bulletin Board, immediately preceding the purchase date. Thus, the debentures will be converted at prices below the current market price on the conversion date. If conversions of the debentures occur, shareholders may be subject to an immediate dilution in their per share net tangible book value. The current convertible debentures may be converted into common stock at any time.

The warrants issued are convertible into 2,200,000 shares common stock at an exercise price of $0.06 per share, which is based upon the lowest closing price for the five days preceding the date of grant. The exercise price can be adjusted down by the Company, and the Company did not reprice any warrants in 2004. In February and March 2004, the warrant holders exercised all the outstanding warrants.

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

10. Convertible Notes Payable and Debentures (continued)

Debt Assignment

On December 12, 2003, the holders of three outstanding convertible notes assigned their rights to three other third party entities. The notes were assigned are as follows:

ISSUE DATE	ORIGINAL HOLDER	ORIGINAL PRINCIPAL	CURRENT PRINCIPAL AMOUNT
10/26/2000	Keshet Fund, L.P.	$390,000	$385,643
1/10/2001	Keshet, L.P.	$283,350	283,350
8/17/2001	Keshet Fund, L.P.	$300,000	121,927
			$790,920

The convertible notes were assigned as follows:

NEW ASSIGNED NOTE HOLDER	ALLOCATION OF 10/26/2000 NOTE	ALLOCATION OF 1/10/2001 NOTE	ALLOCATION OF 8/17/2001 NOTE
ALPHA CAPITAL AKTIENGESELLSCHAFT Pradafant 7 9490 Furstentums Vaduz, Lichtenstein Fax: 011-42-32323196	$128,547	$94,450	$40,642
GAMMA OPPORTUNITY CAPITAL PARTNERS, LP British Colonial Centre of Commerce One Bay Street, Suite 401 Nassau (NP), The Bahamas Fax: (242) 322-6657	128,547	94,450	40,642
CAMDEN INTERNATIONAL LTD. Charlotte House, Charlotte Street P.O. Box N9204 Nassau, Bahamas Fax: 415-835-8320	128,547	94,450	40,643
TOTAL	$385,641	$283,350	$121,927

The original convertible note holders waived any or all potential liquidated damages. The terms on the assigned notes are identical to the original notes. Additionally, the original detachable warrants issued in conjunction with the debentures were cancelled.

11. Notes Payable

The current note payable of $49,000 at December 31, 2004, is a note payable to a shareholder and bears a fixed interest rate of $6,000. The note is due on January 2, 2005. In February 2005, the holder of the note extended the terms of the notes ten months and adjusted the interest rate to 10% per annum.

12. Gain on Extinguishment of Notes Payable

In September 2004, the Company wrote off 10% notes payable with a principal balance of $71,000 and related interest of $33,192. The note holders are not currently in business. These notes were over five years old and the Company has not been contacted by the note holders regarding payment for over five years. The Company engaged its counsel to contact these note holders to resolve these outstanding amounts. Through these efforts to contact the note holders, the Company learned that the note holder had filed for bankruptcy, and is no longer in business. The Company’s counsel further advised that the Company is no longer liable for these amounts. In December 2004, the holder of an 8% note payable with a principal balance of $26,650 and related interest of $6,307 forgave the debt. Thus, the Company recorded a gain of $137,149 on the extinguishment of these notes and their related interest, and the gain is included in the Statement of Operations for year ended December 31, 2004.

13. Income Taxes

Significant components of the provision for taxes based on income for the years ended December 31 are as follows:

	2004	2003

Current
Federal	$-	$-
State	3,404	1,600
		1,600
Deferred
Federal	-	-
State	-	-
Provision for income taxes	$3,404	$1,600

13. Income Taxes (continued)

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31 is as follows:

	2004	2003

Income tax provisions (benefit) computed
at federal statutory rate	(35.00%)	(35.00%)

State taxes	(3.00%)	(5.40%)

Effect of discontinued operations	(16.80%)	(6.70%)

Reduction of NOL carryforward relating
relating to discontinued operations	60.30%	0.00%

Change in the valuation allowance	(5.30%)	47.30%

Total	0.20%	0.20%

Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

	2004	2003

Deferred tax asset
Net operating loss carryforwards	$8,899,277	$10,411,896
Impairment of assets	-	120,000
Options/warrants	-	45,217
Discontinued operations	-	200,000

	8,899,277	10,777,113
Deferred tax liability
State income taxes	-	(1,799,127)

Net deferred tax asset	8,899,277	8,977,986

Valuation allowance	(8,899,277)	(8,977,986)

	$-	$-

At December 31, 2004, the Company has available approximately $8,364,701 and $1,078,727 in Federal and State net operating loss carryforwards available to offset future federal and state income taxes, respectively, which begin to expire in 2022.

13. Income Taxes (continued)

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

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 2004. However, there can be no assurance that the Company will prevail in the above proceedings. In addition, the Company may be required to continue to defend it resulting in substantial additional expense. In the event the Company is unable to pay the defense costs associated with the foregoing, an unfavorable settlement or judgment could be awarded against the Company, which might have a material adverse effect upon the Company.

Kaire believes that it does not have any liability in this matter and has not provided any reserve for this matter. The basis for this belief is the following: 1) the California Department of Health Services (“DHS”) claim is directed to Classic Care Pharmacy which was owned by Classic Care, Inc. 2) Classic Care Inc. is a separate legal entity and was operated by the prior owners, whom Kaire believes perpetrated the actions leading to the alleged claims, 3) Kaire was not involved nor was Kaire aware of the alleged overpayment to Classic Care Inc., 4) the alleged claim includes a period of time before Kaire was involved with Classic Care, Inc. thus precluding Kaire of any claim in that time period and 5) Kaire did not benefit in any way from the alleged overpayment.

The DHS estimates the claim at around $1,566,396. An estimate of how much the claim would relate to Classic Care, Inc. cannot be made since the alleged claim includes a time period that begins over a year prior to Kaire’s involvement with Classic Care, Inc. and that information is not available to Kaire.

14. Commitments and Contingencies

Litigation (continued)

Company Is in Dispute with a Vendor

The Company is in dispute over the amounts due this vendor for purchases of pharmaceuticals in 2001 and 2002 by its subsidiary, Classic Care, in the approximate amount of $550,000. The Vendor has filed a lawsuit naming the Company as a co-defendant. The Company with the advice of its counsel has evaluated these claims and vigorously defended itself in this litigation.

On December 30, 2004 a settlement was reached where Kaire is obligated to pay the vendor $50,000. Kaire’s payment obligation will mature upon court approval of the settlement, with $10,000 due immediately at that time and the balance paid based on 12 monthly installments of $3,077.06 (which includes interest of 7.50%). The settlement was executed by the parties at the end of April 2005. Kaire expects to obtain court approval within approximately sixty days of the time of this filing.

McKesson Medical - Surgical Inc. v. Effective Health

On January 20, 2005, McKesson Medical-Surgical, Inc. (“Plaintiff”) filed a complaint against Effective Health, Inc., a subsidiary of Kaire, for failure to pay the principal sum of $17,467 for goods and/or services. The Company has expressly denied any liability although the Company’s attorney has not yet undertaken a full analysis of the Plaintiff’s claims at this early stage of the litigation.

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

In January 2003, Kaire entered into an operating lease agreement for the pharmacy in Fillmore, California which serves as its corporate headquarters. At the time the pharmacy facility was approximately 843 square feet with a monthly payment of $1,170. In May 2004 Kaire expanded its space to approximately 1,115 square feet, with a monthly payment of $1,520 and in March 2005 Kaire expanded its space to approximately 1,800 square feet and currently pay $2,245 a month. The lease was to continue through the original initial lease term of five years. Kaire has options to renew the lease for two five-year periods and to purchase the facility at its estimated fair market value at any time during the lease term. However, Santa Paula Memorial Hospital, the holder of the master lease, filed for chapter 11 Bankruptcy protection and the court rejected including the lease in bankruptcy. The property owners have approached Kaire with a proposal to takeover the master lease. However, Kaire has not made a decision concerning the master lease. Kaire also has not received a new lease with the increase lease payments. Kaire is assuming the lease is now a month to month lease.

14. Commitments and Contingencies (continued)

Leases (continued)

Operating leases (continued)

The Company leased an automobile under a 39-month operating lease that was scheduled to expire in February 2005 with monthly payments of $415. The automobile was returned and the lease cancelled in April 2003.

Future minimum lease payments due under non-cancelable operating leases consist of the following as of December 31, 2004:
2005	$26,940
2006	-
2007	-
2008	-
2009 and later	-
Future minimum lease payments	$26,940

Rent expense for the years ended December 31, 2004 and 2003 was $35,150 and $51,548, respectively.

Employment Agreements

Chief Executive Officer Compensation

On April 1, 2000, Mr. Westlund signed a three-year employment agreement. The contract calls for Mr. Westlund to be paid a base salary of $8,333 per month for the first year of the term. Mr. Westlund’s base salary was to increase 15% per year for each of the second and third years per this agreement.

Although Mr. Westlund’s employment agreement states that his salary is to be $8,333 per month, his actual cash pay has been $20,000 and $4,000 for the years ended December 31, 2004 and 2003, respectively. Mr. Westlund is entitled to be paid the balance of his monthly compensation in either cash or equity. Additionally, Mr. Westlund has been granted an option to purchase up to 30,000 shares of Kaire common stock over the next 5 years at an option price of $0.05 per share. To date, Mr. Westlund has exercised options to purchase 29,833 shares of common stock during the year ended December 31, 2003, and the remaining options expired in 2004.

During 2004 Mr. Westlund received 2,000,000 shares of the Company’s common stock in lieu of $370,000 of accrued and current compensation due him under the above compensation agreement. The Company had no accrued compensation due to Mr. Westlund as of December 31, 2004.

On October 17, 2003, Mr. Westlund was issued 375,000 shares of the Company’s common stock in lieu of $22,500 of the total amount due to him under the above compensation agreement. The Company has accrued amounts due to Mr. Westlund of $317,980 as of December 31, 2003.

14. Commitments and Contingencies (continued)

Employment Agreements (continued)

Chief Executive Officer Compensation (continued)

Subsequent to December 31, 2004, the Company agreed to a new three year agreement with Mr. Westlund. The agreement calls for a monthly salary of $8,333.33 per month, with annual increases equaling 15% of the base salary. In addition, he will receive a 5 year option to purchase 12 million shares of the Company’s common stock, at an option price of $0.05 per share. This new agreement was effective April 5, 2005.

Consulting Agreements

The Company has various consulting agreements that provide for issuance of the Company’s common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants. These agreements relate primarily to raising of capital, accounting services, legal services, and professional services rendered in connection with the Company’s acquisition efforts. The Company has no amounts due under these agreements as of December 31, 2004. The Company had accrued $60,000 for amounts due under such agreements as of December 31, 2003.

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

	2004	2003
Net loss
As reported	$(842,968)	$(1,285,847)
Pro forma	$(842,968)	$(1,285,847)
Basic and diluted loss per common share
As reported	$(0.06)	$(0.29)
Pro forma	$(0.06)	$(0.29)

The Company did not grant any options to employees in 2004 and 2003. Options and warrants are granted at prices that are equal to the current fair value of the Company’s common stock at the date of grant. The Company records compensation expense on options granted at prices below the current fair market value. The vesting period is usually related to the length of employment or consulting contract period. In 2004 and 2003, the Company granted warrants convertible into the Company’s common stock pursuant to the issuance of convertible debentures.

15. Stock Options and Warrants (continued)

The fair value of these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2004; dividend yield of 0%; expected volatility of 250%; risk-free interest rate of 5.5%; and expected life of 5 years. December 31, 2003; dividend yield of 0%; expected volatility of 250%; risk-free interest rate of 5.5%; and expected life of 3 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted-average fair value of options and warrants granted during the year ended December 31, 2004 and 2003, were $0.12 and $0.06, respectively.

No stock options were outstanding or exercisable at December 31, 2004.

The following table summarizes information with respect to stock warrants outstanding and exercisable at December 31, 2004:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2004	Weighted Average Exercise Price

$0.17	4,444,444	4.4	$0.17	4,444,444	$0.17

	4,444,444	4.4	$0.17	4,444,444	$0.17

The following tables summarize information with respect to stock options and warrants outstanding and exercisable at December 31, 2003:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2003	Weighted Average Exercise Price

$10.00	10,167	0.46	$$10.00	10,167	$$10.00

	10,167	0.46	$$10.00	10,167	$$10.00

15. Stock Options and Warrants (continued)

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2003	Weighted Average Exercise Price

$0.06	2,200,000	2.91	$0.06	2,200,000	$0.06

	2,200,000	2.91	$0.06	2,200,000	$0.06

The following summarizes the Company's stock option and warrants activity:

	Warrants And Stock Options Outstanding	Weighted Average Exercise Price

Outstanding December 31, 2002	37,667	$10.00

Granted	2,200,000	$0.06
Exercised	-	$-
Expired/Cancelled	(27,500)	$16.00

Outstanding December 31, 2003	2,210,167	$0.06

Granted	4,444,444	$0.17
Exercised	(2,200,000)	$0.06
Expired/Cancelled	(10,167)	$10.00

Outstanding December 31, 2004	4,444,444	$0.17

The Company has and 4,444,444 warrants outstanding as of December 31, 2004 and 2,200,000 as of December 31, 2003. The exercise price of the outstanding warrants as of December 31, 2004 is $0.17. The outstanding warrants have a clause that causes the exercise price can be adjusted down by the Company upon certain company actions. The warrants expire 5 years from the original date of grant. The Company has not repriced any warrants as of December 31, 2004.

16. Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. As of December 31, 2004, potentially dilutive securities consist of convertible debentures convertible into 44,219,200 common shares and warrants convertible into 4,444,444 shares. Earnings per share-dilutive does not include the effect of potentially dilutive securities for the years ended December 31, 2004 and 2003 respectively. The loss from operations and the net loss for the years ended December 31, 2004 and 2003 make these securities anti-dilutive.

Effective August 25, 2003, the Company concluded a reverse split at a ratio of 1-for-200. All EPS calculations and shares issued were retroactively adjusted to reflect the reverse stock split.

17. Discontinued Operations - Classic Care, Inc.

In December 2002, the Company decided to voluntarily dissolve Classic Care, Inc. dba Classic Care Pharmacy as a result of sanctions by the pharmacy management of the Department of Health Services and the subsequent suspension of the Medi-Cal license. The Company ceased all operations of Classic Care effective January 2003 and the disposal date of Classic Care was May 2003. Classic Care’s sales for the years ended December 31, 2004, and December 31, 2003, were none and $8,266, respectively. The results of Classic Care’s operations have been reported separately as discontinued operations in the Statements of Operations.

In January 2003, after a failed effort to rebuild Classic Care Pharmacy, all operations at Classic Care Pharmacy ceased and Classic Care, Inc was dissolved. Additionally, the logistical issues created by moving the pharmacy operations to Fillmore, California, made it difficult to provide the level of personal attention required to service individual HIV clients in the Health Advocate HIV program. The combination of a declining HIV client base due to the logistical problems of providing the level of personal attention required to service each HIV client (i.e. clients were transferring their business to a more conveniently located pharmacy) and small margins lead to the decision to phase out the Health Advocate HIV program.

The net assets (liabilities) of the discontinued operations have been recorded at their estimated net realizable value under the caption “Net assets (liabilities) of discontinued operations - Classic Care” in the accompanying Balance Sheets at December 31, 2004 and 2003, and consist of the following:

	2004	2003
Non-trade receivable	-	415,157

Total Assets	$-	$415,157

Accounts payable	(131,845)	(685,050)
Accrued liabilities	(13,766)	(13,766)
Reserve for litigation	-	(300,000)
Total liabilities	(145,611)	(998,816)
Net assets (liabilities) of discontinued operations	$(145,611)	$(583,659)

17. Discontinued Operations - Classic Care, Inc. (continued)

The following is a breakdown of the operations of Classic Care discontinued operations for the years ended December 31, 2004 and 2003:

	2004	2003
Revenues	$-	$8,266
Cost of sales	-	(7,626)
Operating expenses	-	(21,202)
Gain on settlement	438,048	-
Other income	-	78,668
Income tax	-	(800)
Net income	438,048	77,868
Disposal	-	(41,993)
Net	$438,048	$15,313

18. Acquisition and Disposition of Entremetrix, Inc.

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

18. Acquisition and Disposition of Entremetrix, Inc. (continued)

Acquisition of Entremetrix, Inc. (continued)

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

18. Acquisition and Disposition of Entremetrix, Inc. (continued)

Disposition of Entremetrix, Inc. (continued)

For financial reporting purposes, the assets and liabilities of Entremetrix have been classified in the accompanying Balance Sheets as of December 31, 2004 and 2003, under “Assets of discontinued operations held for sale” and comprise the following:

	2004	2003
Assets:
Accounts receivable	$-	$60,557
Other current assets	-	70,428
Property and equipment, net	-	48,435
Other assets	-	2,946,784
Total assets	$-	$3,126,204

Liabilities:
Accounts payable	$-	$165,837
Accrued liabilities	-	238,796
Other non-current liabilities	-	2,692,332
Total liabilities	$-	$3,096,965

Net assets of discontinued operations
held for sale	$-	$29,239

The following is a breakdown of the operations of Entremetrix discontinued operations for the years ended December 31, 2004 and 2003:

	2004	2003
Revenues	$25,860	$399,643
Operating expenses	(79,796)	(570,228)
Other expense	(1,351)	(67,670)
Income tax	-	(800)
Net loss	(55,287)	(239,055)
Disposal	-	-
Net	$(55,287)	$(239,055)

19. Subsequent Events

Issuance of Common Stock for Services

On February 3, 2005 the Company issued 3,000,000 shares of common stock to employees and consultants, with a market value of $120,000, for consulting and legal services provided to the Company.

19. Subsequent Events (continued)

Issuance of Convertible Security

In March 29, 2005, Kaire issued a $125,000, 8% interest per annum, two year convertible note to the Longview Fund LP. The Conversion Price per share shall be the lesser of (i) $.04 or (ii) eighty-five (85%) of the average of the closing bid prices for the fifteen (15) trading days prior to but not including the conversion date for the common stock. In addition Longview was issued a class A warrant for the purchase of 694,444 shares of the common stock at a per share purchase price of $0.042, and a class B warrant for the purchase of 3,000,000 shares of the common stock at a per share purchase price of $0.04

Settlement

On December 30, 2004, a settlement was reached where Kaire is obligated to pay the plaintiff $50,000. Kaire’s payment obligation will mature upon court approval of the settlement, with $10,000 due immediately at that time and the balance paid based on 12 monthly installments of $3,077.06 (which includes interest of 7.50%). The settlement was executed by the parties at the end of Aril 2005. Kaire expects to obtain court approval within approximately sixty days of the time of this filing.

Employment Agreement

On April 5, 2005, the Company agreed to a new three year agreement with Mr. Westlund. The agreement calls for a monthly salary of $8,333.33 per month, with annual increases equaling 15% of the base salary. In addition, he will receive a 5 year option to purchase 12 million shares of the Company’s common stock, at an option price of $0.05 per share.