Form 10KSB/A
period 2004-12-31
KAIRE HOLDINGS INC
filed 2005-06-09
CIK 822997

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
Amendment 1

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

The issuer had net revenues of $2,218,086 for the fiscal year ended December 31, 2004.

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

EXPLANATORY NOTE

This Amendment No. 1 to this Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004 is being filed in order to correct an error in the previously issued historical consolidated financial statements of Kaire Holdings, Inc. for the year ended December 31, 2004 initially filed with the Securities and Exchange Commission (the "SEC") on June 1, 2005 (the "Original Filing"). The corrections are to properly state accounts receivable as of December 31, 2004 and pharmacy revenue for year ended December 31, 2004.

See "Restatement and Reclassification of Financial Statements" under Notes to Consolidated Financial Statements of this Form 10-KSB/A for additional discussion and a summary of the effect of these changes on the Company's consolidated financial statements as of December 31, 2004.

This Form 10-KSB/A amends and restates only revenue and accounts receivable and 8A of the Original Filing to reflect the effects of this restatement of our financial statements for the periods presented. The remaining Items contained within this Amendment No. 1 on Form 10-KSB/A consist of all other Items originally contained on Form 10-KSB for the fiscal year ended December 31, 2004. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

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

	High	Low
Year ended December 31, 2002
First quarter	$ 0.01	$ 0.00
Second quarter	0.01	0.00
Third quarter	0.00	0.00
Fourth quarter	0.00	0.00
Year ended December 31, 2003 *
First quarter *	$ 0.56	$ 0.16
Second quarter *	0.80	0.10
Third quarter *	0.28	0.06
Fourth quarter *	0.10	0.04
Year ended December 31, 2004
First quarter	$ 0.32	$ 0.05
Second quarter	0.19	0.10
Third Quarter	0.15	0.05
Fourth Quarter	0.08	0.04
Year ended December 31, 2005
First quarter	$ . 07	$ 0.04

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

The following should be read in conjunction with our consolidated financial statements and related notes thereto.

Restatement of Financial Statements

We had previously overstated our pharmacy revenue and the related accounts receivable balance at December 31, 2004 by $132,761. We have made the appropriate adjustment in our financial statements.

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

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net revenue from continuing operations for the year ended December 31, 2004 was $2,218,086 as compared to $1,256,806 for the same period in 2003, or an increase of $961,280 (76.5%). The increase in net revenues was attributable to an increase in the number of long term care facilities we are serving.

Gross profit for the year ended December 31, 2004 was $231,806 as compared to $371,888 for the same period in 2003, or a decrease of $140,082 (37.7%). The gross profit percentage of 10.5% for the period ended December 31, 2004 decreased from 29.6% for the same period in the prior year. The decrease in gross profit was attributable to turnover and inexperience in our billing department, resulting in lost revenue. This situation has been addressed during the first quarter of 2005 and we should see a return to higher gross margins.

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

The net loss on continuing operations increased $529,436 (48.0%) to $1,631,934 for the year ending December 31, 2004 from $(1,104,098) for the year ending December 31, 2003.

The net loss after discontinued operation was $975,729, a decrease in loss of $442,879 (24.4%) from the prior year loss of $(1,285,847). The decrease in loss was mainly attributable to the gain from the settlement of the lawsuit associated with Classic Care, Inc. of $438,048 plus the gain on discontinuation of Entremetrix of $276,848.

Liquidity and Capital Losses

Net non-cash items affecting operating activities for the period ending December 31, 2004 amounted to $908,366, which mainly consisted of the net loss for the year of $973,729 adjusted by the following: 1) the gain on the sale of Entremetrix of $975,729, 2) the gain on extinguishment of notes payable and related interest of $137,149, 3)income from discontinued operations - Classic Care of $438,048, 4) gain on legal settlement of $115,243, and 5) other items totaling $10,271, offset by the following 1) depreciation and amortization of $28,340, 2) the loss from operations of discontinued operations - Entremetrix of $55,287, 3) common stock issued for professional services and compensation of $658,514, 4) amortization of warrant and beneficial conversion feature of $281,114, and 5) amortization of deferred financing costs of $21,667.

Net cash generated by operating activities for the period ending December 31, 2004 amounted to $123,042, consisting of: 1) the increase of accounts receivable of $65,999, 2) the increase in inventories of $64,711, and 3) the decrease in income and sales tax payable of $13,853, offset by the following 1) the increase in bank overdraft of $19,931, 2) an increase in accrued interest on convertible notes of $51,483, and 3) an increase in accounts payable and accrued expenses of $196,191.

Net cash used in investing activities for the year ended December 31, 2004was $14,712, attributable to the Company’s purchase of a delivery vehicle.

On December 31, 2004 the Company had total assets of $352,485 compared to $395,176 on December 31, 2003, a decrease of $42,691 (10.8%). The Company had a total stockholder's (deficit) equity of $(1,558,716) on December 31, 2004, compared to a stockholders deficit of $(2,378,716) on December 31, 2003, an increase of $820,000 (34.5%). As of December 31, 2004 the Company's working capital position increased by $1,123,934 from a working capital deficit of $2,366,555 at December 31, 2003 to a working capital deficit of $1,242,621 at December 31, 2004. This result was attributed primarily to decreases in 1)accounts payable and accrued expenses of $393,152 (46.6%), 2) liabilities of discontinued operations of $438,048 (75.1%), 3) income Taxes payable of $13,853 (95.5%), 4) loan payable of $19,384 (28.3%), 5) accrued interest on convertible debt of $23,517 (10.2%), 6) the current portion of convertible notes of $302,409, plus, increases in 7) accounts receivable of $65,999 (98.9%) and 8) inventory of $64,711 (75.9%), offset by 100% decreases in cash of ($84,985), deposits ($45,549) and nets assets - Entremetrix ($29,839), plus increases in (11) bank overdraft of $19,931, (12) notes payable related parties of $7,535 (131.1%), and 12) advances form shareholders of $9,900 (15.5%).

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs. The following is a discussion of future cash requirements.

The fixed and ongoing expenses of Kaire are as follows:

Future annual maturities of convertible notes payable (including related accrued interest) at December 31, 2004 were as follows:
Year Ended
December 31,		Amount

2005	Convertible Notes due on demand	$ 775,462
2006	Convertible Notes Due May 2006	385,880

Total		$ 1,161,342

  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2004 consisted of the following:
2004

Accounts payable	$ 441,661
Advances from shareholders	73,607
Notes Payable - Short Term	62,281

Total	$ 577,549
Future annual minimum lease payments under operating leases with remaining lease terms of greater than one year are summarized as follows:

Year Ended
December 31,

2005	$ 9,240

Total	$ 9,240

Fixed recurring Selling General and Administrative expenses would be as follows:

Estimated 2005
Monthly Average
Salaries and benefits:            $38,000
Rent:                            2,255 (increased space in 2005)
Contract Labor                15,289
Auto                           1,250
Telephone and
Communications                       2,250
Bank Charger                        500
Total Monthly
Fixed SG&A costs                $59,544

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

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 8A. Controls and Procedures.

    (a)        Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period ended December 31, 2004, (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the period ended in this report for the following reason: In June 2005, we announced that our financial statements were to be restated, relating to accounts receivable and revenue. Our conclusion to restate resulted in affecting our assessment regarding our controls, and that they were not effective as of the period ended in this report.

  (b)        Changes in Internal Controls over Financial Reporting. In June 2005, the Company remediated the material weakness in internal control over financial reporting by having its CEO in addition to its CFO review in detail all adjustments affecting accounts receivable and revenue.

Limitations on the Effectiveness of Internal Controls

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no changes in the Company's internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with the exception of its sole officer and director which the exception of our CEO and sole director, Mr. Westlund, who sold 425,000 shares and our acting CFO, Randall Jones, who sold 80,000 shares during the year ending December 31, 2004. We expect the officers to make the appropriate filings shortly.

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

“Other Fees” consisted of fees associated with the SB2 and S-8 filings and work related to the production of documents for the H.D. Smith law suit.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kaire Holdings Incorporated

By: /s/ Steven R. Westlund
Steven R. Westlund Chief Executive Officer

Dated: June 8, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven R. Westlund     June 8, 2005
Steven R. Westlund Chief Executive Officer,
Principal Financial Officer and Director

/s/ Randall Jones     June 8, 2005
Randall Jones: Acting Chief Financial Officer

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
for the Years Ended
December 31, 2004 and 2003

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements

December 31, 2004 and 2003

C O N T E N T S

Report of Independent Registered Public Accountants	F1

Consolidated Balance Sheets	F2 - F3

Consolidated Statements of Operations	F4

Consolidated Statements of Stockholders’ Equity	F5

Consolidated Statements of Cash Flows	F6 - F8

Notes to Consolidated Financial Statements	F9 - F41

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial net losses and utilized substantial amounts of cash in its operating activities over the past several years and as of December 31, 2004, has an accumulated deficit of $41,865,095 and a stockholders’ deficit of $1,558,716. These matters, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 2. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

As discussed in Note 2 to the financial statements, the Company has restated its financial statements for the year ended December 31, 2004 for a correction of error related to accounts receivable and pharmacy revenue.

/s/ Pohl, McNabola, Berg and Company, LLP
San Francisco, California
April 29, 2005(except Note 2, which is June 7, 2005)

F1

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2004 and 2003

ASSETS

	2004	2003
Current Assets
Cash and cash equivalents	$-	$84,985
Accounts receivable, trade	132,761	66,762
Inventory	149,939	85,228
Deposits	-	45,549
Net assets of discontinued operations held for sale - Entremetrix	-	29,239

Total Current Assets	282,700	311,763

Other Assets
Property and equipment, net of accumulated depreciation	69,785	83,413

Total Other Assets	69,785	83,413

Total Assets	$352,485	$395,176

(continued)

The accompanying notes are an integral part of these financial statements.
- F2 -

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Balance Sheets(Continued)
As of December 31, 2004 and 2003

LIABILITIES AND STOCKHOLDERS' EQUITY

	2004	2003
Current Liabilities
Bank overdraft	$19,931	$-
Accounts payable and accrued expenses	449,782	842,934
Income tax payable	647	14,500
Loans payable	49,000	68,384
Notes payable - related parties	13,281	5,746
Advances from shareholders	73,607	63,707
Liabilities of discontinued operations - Classic Care	145,611	583,659
Accrued interest - convertible debt	207,304	230,821
Convertible notes - current portion	566,158	868,567

Total Current liabilities	1,525,321	2,678,318

Long term liabilities
Convertible notes payable and debentures	385,880	95,574

Total long term liabilities	385,880	95,574

Total Liabilities	1,911,201	2,773,892

Stockholders' equity
Common stock, $0.001 par value
900,000,000 shares authorized; 30,877,252 and 7,393,007
shares issued and outstanding in 2004 and 2003, respectively	30,878	7,393
Additional paid in capital	40,275,501	38,503,257
Accumulated deficit	(41,865,095)	(40,889,366)

Total Stockholders' Equity	(1,558,716)	(2,378,716)

Total Liabilities and Stockholders' Equity	$352,485	$395,176

The accompanying notes are an integral part of these financial statements.
- F3 -

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statements of Operations
For The Years Ending December 31, 2004 and 2003

	2004	2003
Net revenues	$2,218,086	$1,256,806
Cost of goods sold	(1,986,280)	(884,918)

Gross Profit	231,806	371,888

Operating Expenses
Salaries	437,400	441,190
Depreciation and amortization	28,340	38,036
General and administrative	1,195,127	879,706
Selling expense	21,064	6,575
Rent	35,150	51,548

Total Operating Expenses	1,717,081	1,417,055

Loss from operations	(1,485,275)	(1,045,167)

Other Income (Expenses)
Interest expense	(404,743)	(83,146)
Miscellaneous income	5,692	27,760
Settlement of notes payable	137,149	10,055
Loss on disposal of assets	-	(12,000)
Gain on settlement of litigation	115,243	-

Total Other Income (Expenses)	(146,659)	(57,331)

Loss from continuing operations before income taxes	(1,631,934)	(1,102,498)

Provision for income taxes	(3,404)	(1,600)

Loss from continuing operations	(1,635,338)	(1,104,098)

Discontinued operations
Income from operations of discontinued segment (Classic Care)
net of income tax expense of $800 in 2003	438,048	15,313

Loss from operations of discontinued segment (Entremetrix), net
of income tax expense of $800 for the year ended December 31, 2003	(55,287)	(239,055)

Gain on sale discontinued segment (Entremetrix)	276,848	-

Gain on disposal of assets of discontinued segment (Classic Care)	-	41,993

Gain/(Loss) from Discontinued Operations	659,609	(181,749)

Net Loss	$(975,729)	$(1,285,847)

(Loss) earnings per weighted average share of
common stock outstanding - basic and diluted
From continuing operations	$(0.06)	$(0.25)
From discontinued operations	0.01	(0.04)
Total (loss) earnings per share - basic and diluted	$(0.05)	$(0.29)

Weighted-average shares outstanding - basic and diluted	26,501,514	4,453,420

The accompanying notes are an integral part of these financial statements.
- F4 -

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statements of Stockholders' Equity
For The Years Ending December 31, 2004 and 2003

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002	2,163,691	$2,163	$37,462,910	$(39,603,519)	$(2,138,446)

Issued for conversion of notes payable	615,000	615	21,485	-	22,100

Bond discount	-	-	158,571	-	158,571

Warrant issuance	-	-	127,600	-	127,600

Issued for professional services and compensation	3,363,733	3,364	483,941	-	487,305

Acquisition of Entremetrix	1,250,000	1,250	248,750	-	250,000

Other	583	1	-	-	1

Net loss	-	-	-	(1,285,847)	(1,285,847)

Balance, December 31, 2003	7,393,007	$7,393	$38,503,257	$(40,889,366)	$(2,378,716)

Issued for conversion of notes payable	13,752,948	13,753	450,588	-	464,341

Issued for conversion of accrued interest	2,678,570	2,679	72,321	-	75,000

Exercise of warrants	2,200,000	2,200	129,800	-	132,000

Bond discount	-	-	337,894	-	337,894

Issued for professional services and compensation	4,296,227	4,296	654,218	-	658,514

Issued for prior years' compensation	1,806,500	1,807	376,173	-	377,980

Cancellation of Entremetrix	(1,250,000)	(1,250)	(248,750)	-	(250,000)

Net loss	-	-	-	(975,729)	(975,729)

Balance, December 31, 2004	30,877,252	$30,878	$40,275,501	$(41,865,095)	$(1,558,716)

The accompanying notes are an integral part of these financial statements.
- F5 -

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statements Cash Flows
For The Years Ending December 31, 2004 and 2003

	2004	2003

Increase (decrease) in cash and cash equivalents
Net loss	$(975,729)	$(1,285,847)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	28,340	38,036
Amortization of warrant and beneficial conversion feature	281,114	23,826
Common stock issued for professional services and compensation	658,514	487,305
Common stock issued for payment of interest	-	324
Gain on extinguishment of notes payable and related interest	(137,149)	-
Loss on disposal of assets	-	12,000
(Income) loss from operations of discontinued operations - Classic Care	(438,048)	(15,313)
(Gain) loss on disposition of assets of discontinued operations - Classic Care	-	(41,993)
Gain on sale of discontinued operations - EntreMetrix	(276,848)	-
Gain on settlement	(115,243)	-
Amortization of deferred financing costs	21,667
Debt issuance costs	-	-
(Income) loss from operations of discontinued operations - entreMetrix	55,287	239,055
Change in net assets and liabilities of discontinued operations - Classic Care	-	54,499
Change in net assets and liabilities of discontinued operations - entreMetrix	-	(29,239)
Other	(10,271)	7,258

Total adjustments to net income	$(908,366)	$(510,089)

Cash flow from operating activities:
Changes in operating assets and liabilities:
Increase in trade accounts receivable	$(65,999)	$(44,495)
Increase in bank overdraft	19,931	-
Decrease in deposits	-	8,370
Increase in inventory	(64,711)	(69,160)
Increase (decrease) in income and sales tax payable	(13,853)	4,000
Increase in accrued interest on convertible notes	51,483	55,477
Increase in accounts payable and accrued expenses	196,191	269,102

Cash flow generated by (used in) operating activities	$123,042	$223,294

Cash flow from investing activities:
Purchase of property and equipment	$(14,712)	$(40,303)
Cash acquired in acquisition of entreMetrix, Inc.	-	27,576

Net cash generated by (used in) investing activities	$(14,712)	$(12,727)

(continued)

The accompanying notes are an integral part of these financial statements.
- F6 -

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statements Cash Flows (Continued)
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
- F7 -

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statements Cash Flows (Continued)
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

-F 8 -

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

- F9 -

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

- F10 -

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

For the year ended December 31, 2004, gross revenues were approximately $2,850,000, less approximately $650,000 of contractual adjustments based on reimbursement contracts, resulting in net revenues of approximately 2,200,000

Net Loss per Share

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

- F11 -

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

- F12 -

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

- F13 -

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

- F14 -

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

- F15 -

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

F16

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

- F17 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

2. Restatement of Prior Financial Information

The Company previously overstated its Accounts Receivable and Revenues by $132,761. The Company has determined the effect of the correction on its previously issued financial statements and has restated the accompanying financial statements for the year ended December 31, 2004.

	As Originally Reported	Restatement Adjustments	As Restated
Accounts receivable, trade	$265,522	$(132,761)	$132,761
Total Current Assets	$415,461	$(132,761)	$282,700
Total Assets	$485,246	$(132,761)	$352,485
Accumulated deficit	$(41,732,334)	$(132,761)	$(41,865,095)
Total Stockholders' Equity	$(1,425,955)	$(132,761)	$(1,558,716)
Total Liabilities and Stockholders' Equity	$485,246	$(132,761)	$352,485
Net revenues	$2,350,847	$(132,761)	$2,218,086
Gross Profit	$364,567	$(132,761)	$231,806
Loss from operations	$(1,352,514)	$(132,761)	$(1,485,275)
Loss from continuing operations before income taxes	$(1,499,173)	$(132,761)	$(1,631,934)
Loss from continuing operations	$(1,502,577)	$(132,761)	$(1,635,338)
Net Loss	$(842,968)	$(132,761)	$(975,729)

(Loss) earnings per weighted average share of
common stock outstanding - basic and diluted
From continuing operations	$(0.06)	$0.00	$(0.06)
From discontinued operations	0.01	0.00	0.01
Total (loss) earnings per share - basic and diluted	$(0.05)	$0.00	$(0.05)

The restatement did affect net loss, but did not affect earnings (loss) per share. The financial results presented in this report reflect the restatement of the Company's financial results. Based on the substantial work done to date, the Company does not expect any further restatements as a result of its review.

3. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $975,729 and $1,285,847 for the years ended December 31, 2004 and 2003, respectively. The Company also had a net working deficit of $1,242,621 and $2,366,555 for the years ended December 31, 2004 and 2003 respectively. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

- F18 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

3. Going Concern (continued)

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions. The Company has obtained additional debt financing subsequent to December 31, 2004.

4.  Acquisition of Sespe Pharmacy

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

5. Accounts Receivable - Trade

In 2004 and 2003, approximately 85% and 94% of net revenues of continuing operations were derived under federal, state and third-party insurance reimbursement programs.

Medi-Cal	65%
Private Party	15%
Other third-parties	20%

These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any would not be material to the financial position, results of operations or cash flows of the Company.

- F19 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

5. Accounts Receivable - Trade (continued)

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts. The Company bases this estimate on historical collection experience and a review of the current status of trade accounts receivable. The Company determined that no allowance for doubtful accounts as of December 31, 2004 and 2003 was necessary.

6.  Intangible Assets

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

- F20 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

7. Common Stock Transactions (continued)

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

- F21 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

7. Common Stock Transactions (continued)

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

- F22 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

7. Common Stock Transactions (continued)

2003 Consulting and Legal Services Plan (continued)

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

9. Property and Equipment

Property and equipment at December 31, 2004 and 2003 consisted of the following:

	2004	2003

Furniture and fixtures	$85,000	$85,000
Vehicles	14,712	-
Computers and equipment	21,144	21,144
	120,856	106,144

Less accumulated depreciation and amortization	(51,071)	(22,731)

Total	$69,785	$83,413

- F23 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

9. Property and Equipment (continued)

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

- F24 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

11. Convertible Notes Payable and Debentures

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

- F25 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

11. Convertible Notes Payable and Debentures (continued)

10% Convertible Debentures

During January through May 1997, the Company issued convertible notes aggregating to $479,655, which were due in the same months in 2000. The notes have a stated interest rate of 10% per annum, and interest is payable semi-annually. The notes are convertible at $9.38 per share, which approximated the average trading price of the Company's common stock. $71,000 of these notes was still outstanding as of December 31, 2003. The Company has not been contacted nor been able to contact these notes holders for over four years. Accordingly, these notes were written off as of December 31, 2004, based on the advice of counsel. .

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

- F26 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

11. Convertible Notes Payable and Debentures (continued)

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

- F27 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

11. Convertible Notes Payable and Debentures (continued)

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

- F28 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

12. Notes Payable

The current note payable of $49,000 at December 31, 2004, is a note payable to a shareholder and bears a fixed interest rate of $6,000. The note is due on January 2, 2005. In February 2005, the holder of the note extended the terms of the notes ten months and adjusted the interest rate to 10% per annum.

13. Gain on Extinguishment of Notes Payable

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

14. Income Taxes

Significant components of the provision for taxes based on income for the years ended December 31 are as follows:

	2004	2003

Current
Federal	$-	$-
State	3,404	1,600
		1,600
Deferred
Federal	-	-
State	-	-
Provision for income taxes	$3,404	$1,600

- F29 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

14. Income Taxes (continued)

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

- F30 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

14. Income Taxes (continued)

Tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change occurred in 1999 and 2000, which will limit the utilization of the net operating losses in subsequent years.

15. Commitments and Contingencies

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

Kaire believes that it does not have any liability in this matter and has not provided any reserve for this matter. The basis for this belief is the following: 1) the California Department of Health Services (“DHS”) claim is directed to Classic Care Pharmacy which was owned by Classic Care, Inc. 2) Classic Care Inc. is a separate legal entity and was operated by the prior owners, whom Kaire believes perpetrated the actions leading to the alleged claims, 3) Kaire was not involved nor was Kaire aware of the alleged overpayment to Classic Care Inc., 4) the alleged claim includes a period of time before Kaire was involved with Classic Care, Inc. thus precluding Kaire any claim in that time period and 5) Kaire did not benefit in any way from the alleged overpayment.

The DHS estimates the claim at around $1,566,396. An estimate of how much the claim would relate to Classic Care, Inc. cannot be made since the alleged claim includes a time period that begins over a year prior to Kaire’s involvement with Classic Care, Inc. and that information is not available to Kaire.

- F31 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

15. Commitments and Contingencies

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

F32

15. Commitments and Contingencies (continued)

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

- F33 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

15. Commitments and Contingencies (continued)

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

16. Stock Options and Warrants

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

	2004	2003
Net loss
As reported	$(975,729)	$(1,285,847)
Pro forma	$(975,729)	$(1,285,847)
Basic and diluted loss per common share
As reported	$(0.06)	$(0.29)
Pro forma	$(0.06)	$(0.29)

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

- F34 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

16. Stock Options and Warrants (continued)

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

- F35 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

16. Stock Options and Warrants (continued)

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

- F36 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

17. Earnings per Share

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

18. Discontinued Operations - Classic Care, Inc.

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

In January 2003, after a failed effort to rebuild Classic Care Pharmacy, all operations at Classic Care Pharmacy ceased and Classic Care, Inc was dissolved. Additionally, the logistical issues created by moving the pharmacy operations to Fillmore, California, made it difficult to provide the level of personal attention required to service individual HIV clients in the Health Advocate HIV program. The combination of a declining HIV client base due to the logistical problems of providing the level of personal attention required to service each HIV client (i.e. clients were transferring their business to a more conveniently located pharmacy) lead to the decision to phase out the Health Advocate HIV program.

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

- F37 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

18. Discontinued Operations - Classic Care, Inc. (continued)

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

- F38 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

19. Acquisition and Disposition of Entremetrix, Inc. (continued)

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

- F39 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

19. Acquisition and Disposition of Entremetrix, Inc. (continued)

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

20. Subsequent Events

Issuance of Common Stock for Services

On February 3, 2005 the Company issued 3,000,000 shares of common stock to employees and consultants, with a market value of $120,000, for consulting and legal services provided to the Company.

- F40 -

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

20. Subsequent Events (continued)

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

F41