Form 10QSB
period 2005-03-31
KAIRE HOLDINGS INC
filed 2005-06-22
CIK 822997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

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

Class of Common Stock    Outstanding at May 31, 2005
$.001 par value      33,877,252 shares

Transitional Small Business Disclosure Format Yes   No X

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

KAIRE HOLDINGS INCORPORATED

Index

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Condensed Consolidated Balance Sheets (unaudited) at
March 31, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations (Unaudited)
  for the three months ended March 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows (Unaudited)
for the three months ended March 31, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations.

Item 3. Controls and Procedures

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 Defaults Upon Senior Securities

Item 4. Submission of Matters of a Vote to Security Holders

Item 5 Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
March 31, 2005

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements

March 31, 2005

C O N T E N T S

Consolidated Balance Sheets	1 - 2

Consolidated Statements of Operations	3

Consolidated Statements of Cash Flows	4 - 5

Notes to Consolidated Financial Statements	6 - 22

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2005 and December 31, 2004

ASSETS

	March 31, 2005	December 31, 2004
Current Assets	(unaudited)	(audited)
Cash and cash equivalents	$-	$-
Accounts receivable, trade	156,081	132,761
Inventory	117,545	149,939
Employee advances	110	-

Total Current Assets	273,736	282,700

Other Assets
Property and equipment, net of accumulated depreciation	63,497	69,785

Total Other Assets	63,497	69,785

Total Assets	$337,233	$352,485

(continued)

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Balance Sheets (continued)
As of March 31, 2005 and December 31, 2004

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2005	December 31, 2004
Current Liabilities	(unaudited)	(audited)
Bank overdraft	$43,476	$19,931
Accounts payable and accrued expenses	354,917	449,782
Income tax payable	647	647
Loans payable	27,150	49,000
Notes payable - related parties	13,181	13,281
Advances from shareholders	73,607	73,607
Liabilities of discontinued operations - Classic Care	145,611	145,611
Accrued interest - convertible debt	233,918	207,304
Convertible notes - current portion	718,762	566,158

Total Current Liabilities	1,611,269	1,525,321

Long Term Liabilities
Convertible notes payable and debentures	313,267	385,880

Total Long Term Liabilities	313,267	385,880

Total Liabilities	1,924,536	1,911,201

Stockholders' Equity
Common stock, $0.001 par value
900,000,000 shares authorized; 33,877,252 and 30,877,252
shares issued and outstanding in 2004 and 2003, respectively	33,878	30,878
Additional paid in capital	40,547,502	40,275,501
Accumulated deficit	(42,168,683)	(41,865,095)

Total Stockholders' Equity	(1,587,303)	(1,558,716)

Total Liabilities and Stockholders' Equity	$337,233	$352,485

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statements of Operations
For The Three Months Ending March 31, 2005 and 2004

	March 31,	March 31,
	2005	2004
	(unaudited)	(unaudited)
Net revenues	$430,764	$499,818
Cost of goods sold	(240,556)	(403,524)

Gross Profit	190,208	96,294

Operating Expenses
Salaries	119,697	95,943
Depreciation and amortization	7,238	6,624
General and administrative	251,814	502,263
Selling expense	-	18,942
Rent	7,291	22,170

Total Operating Expenses	386,040	645,942

Loss from operations	(195,832)	(549,648)

Other Income (Expenses)
Interest expense	(107,756)	(91,170)
Miscellaneous income	-	333
Miscellaneous expense	-	(80)

Total Other Income (Expenses)	(107,756)	(90,917)

Loss from continuing operations before income taxes	(303,588)	(640,565)

Provision for income taxes	-	(3,014)

Loss from continuing operations	(303,588)	(643,579)

Discontinued operations
Loss from operations of discontinued segment (Entremetrix), net
of income tax expense of $800 for the year ended December 31, 2003	-	(55,287)

Gain on sale discontinued segment (Entremetrix)	-	276,848

Gain/(Loss) from Discontinued Operations	-	221,561

Net Loss	$(303,588)	$(422,018)

(Loss) earnings per weighted average share of
common stock outstanding - basic and diluted
From continuing operations	$(0.01)	$(0.04)
From discontinued operations	0.00	0.01
Total (loss) earnings per share - basic and diluted	$(0.01)	$(0.03)

Weighted-average shares outstanding - basic and diluted	30,781,798	15,466,443

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statements of Cash Flows
For The Three Months Ending March 31, 2005 and 2004

	March 31,	March 31,
	2005	2004
	(unaudited)	(unaudited)
Increase (decrease) in cash and cash equivalents
Net loss	$(303,588)	$(422,018)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	7,238	6,624
Amortization of warrant and beneficial conversion feature	71,867	63,676
Amortization of issuance costs	8,125	-
Common stock issued for professional services and compensation	150,000	351,260
Gain on sale of discontinued operations - EntreMetrix	-	(276,848)
Gain on settlement	-	55,287
Other	-	(9,126)

Total adjustments to net income	$(66,358)	$(231,145)

Cash flow from operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	$(23,320)	$(59,668)
Other receivables	(110)	(3,450)
Increase in bank overdraft	23,545	-
Advances to shareholders	-	39,930
Prepaid expenses	-	(279)
Increase in inventory	32,394	6,503
Increase (decrease) in income and sales tax payable	33	(8,000)
Increase in accrued interest on convertible notes	26,614	23,962
Increase in accounts payable and accrued expenses	(94,898)	70,117

Cash flow generated by (used in) operating activities	$(35,742)	$69,115

Cash flow from investing activities:
Purchase of property and equipment	$(950)	$(14,712)

Net cash generated by (used in) investing activities	$(950)	$(14,712)

Cash flow from financing activities:
Proceeds from notes payable - shareholders	$-	$16,258
Proceeds from notes payable - related parties	1,200	450
Payments on notes payable - related parties	(1,300)	-
Payments on loans	(21,850)	(17,021)
Proceeds from convertible notes payable	125,000	-
Proceeds from conversion of warrants	-	132,000

Net cash generated by (used in) financing activities	$103,050	$131,687

Net (decrease) increase in cash and cash equivalents	$-	$(45,055)

Cash and cash equivalents at beginning of year	-	45,055

Cash and cash equivalents at end of period	$-	$-

(continued)

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For The Three Months Ending March 31, 2005 and 2004

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$3,150	$2,063
Taxes	$-	$8,800

Supplemental schedule of non-cash investing and financing activities:

Non-cash investing and financing activities:
Common stock issued for services	$150,000	$351,260
Common stock issued for conversion of notes payable	$-	$538,871
Common stock issued for compensation	$-	$250,000
Retired 1,250,000 shares of common stock	$-	$250,000
Sale of EntreMetrix- non-cash gain	$-	$276,848

During the three months ended March 31, 2005, the Company entered into the following non-cash transactions:

Issued 3,000,000 shares of common stock for professional services valued at $150,000

During the three months ended March 31, 2004, the Company entered into the following non-cash transactions:

Issued 1,405,000 shares of common stock for consulting services and compensation valued at $351,260

Issued 18,611,518 shares of common stock for conversion of $538,871ofnotes payable,

Issued 1,000,000 shares of common stock to an employee for prior year compensation valued at $250,000

Retired 1,250,000 shares of common stock valued at $250,000.

The sale of entreMetrix resulted in a non-cash gain of $276,848.

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
March 31, 2005

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

On April 17, 2002, Classic Care received notice from the State of California Department of Health Services ("DHS") that they were suspending Classic Care Pharmacy's Medi-cal provider number and withholding 100% of Classic Care Pharmacy's Medi-cal payments, alleging Classic Care Pharmacy had submitted numerous patients' claims without proper documentation.

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

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the Three Months Ending March 31, 2005 and 2004

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

Basis of presentation

The accompanying unaudited interim consolidated financial statements represent the financial activity of Kaire Holdings Incorporated and its subsidiaries. The consolidated financial statements for the three months ended March 31, 2005, have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended March 31, 2005, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The Company's fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
March 31, 2005

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

For the quarter ended March 31, 2005, gross revenues were approximately $540,205, less approximately $109,441 of contractual adjustments based on reimbursement contracts, resulting in net revenues of approximately $430,764.

Net Loss per Share

Loss per common share is computed on the weighted average number of common shares outstanding during each year. Basic loss per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities when the effect would be dilutive. The Company incurred a loss from operations. Thus, all common stock equivalents were deemed to be anti-dilutive.

Inventory

Inventory consists primarily of pharmaceuticals and health care products and is stated at the lower of cost or market on a first-in-first-out basis.

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
March 31, 2005

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

Stock-Based Compensation

The Company adopted the fair value based method of recording stock options consistent with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," for all employee stock options granted subsequent to fiscal year end 2004. Specifically, the Company adopted SFAS No. 123 using the "prospective method" with guidance provided from SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure.” All employee stock option grants made since the beginning of fiscal 2005 have or will be expensed over the related stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2005, the Company applied Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options.

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.

The Company did not issue any options or warrants to employees or consultants during the three months ended March 31, 2005 and 2004.

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
March 31, 2005

1. Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the three months ended March 31, 2005 and 2004, comprehensive loss is equivalent to the Company's net loss.

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. There were no advertising and marketing costs for the three-month period ended March 31, 2004. Advertising and marketing costs for the three-month period ended March 31, 2004, were $4,884.

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

Recent Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall consolidated results of operations or consolidated financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
March 31, 2005

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

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

In December 2004, the FASB issued a revision to SFAS 123, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of this standard is for periods beginning after June 15, 2005. The Company has determined that the adoption of SFAS 123R will result in the Company having to recognize additional compensation expense related to the options or warrants granted to employees, and it will have an impact on the Company's net earnings in the future. This standard requires expensing the fair value of stock option grants and stock purchases under employee stock purchase plan. The Company is adopting this standard effective January 1, 2005.

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
March 31, 2005

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

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

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007.

2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $303,588 and $422,018 for the three-month periods ended March 31, 2005 and 2004, respectively. The Company also had a net working deficit of $1,337,533 for the three months ended March 31, 2005. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations, it might be required to curtail or discontinue its pharmacy operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions. On March 29, 2005, Kaire issued a $125,000, 8% interest per annum, two year convertible note to the Longview Fund LP.

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
March 31, 2005

3. Accounts Receivable - Trade

For the three-month periods ended March 31, 2005 and 2004, approximately 79% and 94% of net revenues of continuing operations were derived under federal, state and third-party insurance reimbursement programs. For the three-month period ending March 31, 2005 the breakout is as follows:

Medi-Cal	66%
Medi-Care	5%
Private Party	21%
Other third-parties	8%

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

4. Common Stock Transactions

The common stock transactions during the three months ended March 31, 2005, were as follows:

•	The Company issued 3,000,000 shares of its common stock with a fair market value of $150,000 for consulting services provided to the Company.

The common stock transactions during the three months ended March 31, 2004, were as follows:

•	The Company converted $538,871 in 8% convertible notes payable and related interest into 18,611,518 shares of its common stock.

•	The Company issued 1,405,000 shares of its common stock, with a market value of $351,260, for consulting services provided to the Company.

•	The Company converted warrants issued to note holders into 2,200,000 shares of its common stock for $132,000.

•	The Company retired 1,250,000 shares of common stock valued at $250,000.

•	The Company issued 1,000,000 shares of its common stock to its CEO for past due compensation totaling $250,000.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
March 31, 2005

5. Related Party Transactions

The following transactions occurred between the Company and certain related parties:

Source One Group

The Company's chief financial officer also serves as the chief financial officer of Dalrada Financial Corporation (Dalrada). Dalrada through its subsidiary Source One Group (SOG) operates a professional employment organization. SOG provides services for the Company as its professional employment organization. The Company entered into an Employment Services Agreement with SOG pursuant to which SOG has agreed to render professional employment and related services to the Company for a fee. The Company paid fees to SOG totaling $3,347 for the three months ended March 31, 2005. The fees charged by SOG to the Company are at the prevailing rate that SOG charges others.

6. Property and Equipment

Property and equipment at March 31, 2005 and December 31, 2004 consisted of the following:

	2005	2004

Furniture and fixtures	$85,000	$85,000
Vehicles	14,712	14,712
Computers and equipment	22,094	21,144
	121,806	120,856

Less accumulated depreciation and amortization	(58,309)	(51,071)

Total	$63,497	$69,785

Depreciation and amortization expense was $7,238 and $6,624 for the three months ended March 31, 2005 and 2004, respectively.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2005 and December 31, 2004 of the following:

	2005	2004

Accounts payable	$267,580	$356,969
Accrued professional and related fees	72,072	90,000
Accrued compensation and related payroll taxes	13,721	-
Accrued interest payable	-	2,000
Other accrued expenses	1,544	813
Total	$354,917	449,782

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
March 31, 2005

8. Convertible Notes Payable and Debentures

Convertible debentures consist of the following at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
8% convertible subordinated debentures, originally due in October 2002 and now on demand. Interest is payable quarterly, and principal is due at maturity.	$38,547	$38,547

8% convertible subordinated debentures, originally due in January 2003 and now on demand. Interest is payable quarterly, and principal is due at maturity.	196,103	196,103

8% convertible subordinated debentures, originally due in August 2003 and now on demand. Interest is payable quarterly, and principal is due at maturity.	121,926	121,926

8% convertible subordinated debentures, due in December 2005. Interest is payable quarterly, and principal is due at maturity.	320,000	320,000

8% convertible subordinated debentures, due in April 2006. Interest is payable quarterly, and principal is due at maturity.	650,000	650,000

8% convertible subordinated debentures, due on March 29, 2006. Interest is payable quarterly, and principal is due at maturity.	125,000	-

	1,451,576	1,326,576

Less: Unamortized Bond Discount and Unamortized Debt Issuance Costs	(419,547)	(374,538)

Total debt	1,032,029	952,038

Less: current portion	(718,762)	(566,158)

Convertible debentures, less current portion	$313,267	$385,880

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

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
March 31, 2005

8. Convertible Notes Payable and Debentures (continued)

8% Convertible Debentures

During 2000, the Company issued convertible notes that were due in October 2002. The notes have a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. In 2004, the noteholders converted $327,094 of the outstanding principal into the Company's common stock. $38,547 and $365,641 of these notes was still outstanding as of December 31, 2004 and 2003 respectively.

In 2001, the Company obtained additional capital financing of $1,200,000 through the issuance of convertible notes payable. The Company also issued warrants to purchase 20,000 shares of the Company's common stock to various parties as part of these financing agreements.

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

During August 2001, the Company issued a convertible note aggregating to $300,000, which is due in August 2002. The note has a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. In 2003, 2002 and 2001, the noteholders converted $1,776, $31,651 and $144,647, respectively, into the Company's common stock, and the principal balance of $121,926 on this note was still outstanding as of December 31, 2004 and 2003.

In November 2003, the Company obtained debt financing of $370,000 through the issuance of convertible notes payable. The Company also issued warrants to purchase 2,200,000 shares of the Company's common stock to various parties as part of these financing agreements.

Total funds received of $370,000 were allocated $83,829 to the 8% convertible notes, $127,600 to the note warrants and $158,571 to the beneficial conversion feature. The value allocated to the note warrants and the beneficial conversion feature is being amortized to interest expense over the term of the notes.

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
March 31, 2005

8. Convertible Notes Payable and Debentures (continued)

8% Convertible Debentures (continued)

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

On March 29, 2005, Kaire issued a $125,000, 8% interest per annum, two year convertible note to the Longview Fund LP. The Conversion Price per share shall be the lesser of (i) $.04 or (ii) eighty-five (85%) of the average of the closing bid prices for the fifteen (15) trading days prior to but not including the conversion date for the common stock. In addition Longview was issued a class A warrant for the purchase of 694,444 shares of the common stock at a per share purchase price of $0.042, and a class B warrant for the purchase of 3,000,000 shares of the common stock at a per share purchase price of $0.04. Total funds received of $125,000 were allocated $105,750 to the note warrant and $19,250 to the beneficial conversion feature. The value allocated to the note warrants and the beneficial conversion feature is amortized to interest expense over the term of the note.

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
March 31, 2005

9. Notes Payable

The current note payable of $27,150 at March 31, 2005, is a note payable to a shareholder and bears a fixed interest rate of $6,000. The note is due on December 2, 2005 and bears an interest rate of 10% per annum.

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

Kaire believes that it does not have any liability in this matter and has not provided any reserve for this matter. The basis for this belief is the following: 1) the California Department of Health Services ("DHS") claim is directed to Classic Care Pharmacy which was owned by Classic Care, Inc. 2) Classic Care Inc. is a separate legal entity and was operated by the prior owners, whom Kaire believes perpetrated the actions leading to the alleged claims, 3) Kaire was not involved nor was Kaire aware of the alleged overpayment to Classic Care Inc., 4) the alleged claim includes a period of time before Kaire was involved with Classic Care, Inc. thus precluding Kaire any claim in that time period and 5) Kaire did not benefit in any way from the alleged overpayment.

The DHS estimates the claim at around $1,566,396. An estimate of how much the claim would relate to Classic Care, Inc. cannot be made since the alleged claim includes a time period that begins over a year prior to Kaire's involvement with Classic Care, Inc. and that information is not available to Kaire.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
March 31, 2005

10. Commitments and Contingencies (continued)

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

On December 30, 2004 a settlement was reached where Kaire is obligated to pay the vendor $50,000. Kaire's payment obligation will mature upon court approval of the settlement, with $10,000 due immediately at that time and the balance paid based on 12 monthly installments of $3,077.06 (which includes interest of 7.50%). The settlement was executed by the parties at the end of April 2005. Kaire expects to obtain court approval within approximately sixty days of the time of this filing.

McKesson Medical - Surgical Inc. v. Effective Health

On January 20, 2005, McKesson Medical-Surgical, Inc. ("Plaintiff") filed a complaint against Effective Health, Inc., a subsidiary of Kaire, for failure to pay the principal sum of $17,467 for goods and/or services. The Company has expressly denied any liability. The Company's attorney is completing a full analysis of the Plaintiff's claims, as this is in the early stage of the litigation.

Employment Agreements

Chief Executive Officer Compensation

On April 5, 2005, the Company agreed to a new three year agreement with Mr. Westlund. The agreement calls for a monthly salary of $8,333 per month, with annual increases equaling 15% of the base salary. In addition, he will receive a 5 year option to purchase 12 million shares of the Company's common stock, at an option price of $0.05 per share.

During 2004 Mr. Westlund received 2,000,000 shares of the Company's common stock in lieu of $370,000 of accrued and current compensation due him under the above compensation agreement. The Company had no accrued compensation due to Mr. Westlund as of December 31, 2004.

On October 17, 2003, Mr. Westlund was issued 375,000 shares of the Company's common stock in lieu of $22,500 of the total amount due to him under the above compensation agreement. The Company has accrued amounts due to Mr. Westlund of $317,980 as of December 31, 2003.

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
March 31, 2005

11. Stock Options and Warrants

The following summarizes the Company's stock option and warrants activity:

	Warrants And Stock Options Outstanding	Weighted Average Exercise Price

Outstanding December 31, 2004	4,444,444		$0.17

Granted	3,694,444		$0.04
Exercised	-	$
Expired/Cancelled	-	$

Outstanding March 31, 2005	8,138,888		$0.11

The Company has and 8,138,888 warrants outstanding as of March 31, 2005 and 4,444,444 as of December 31, 2004. The weighted average exercise price of the outstanding warrants as of March 31, 2004 is $0.11. The outstanding warrants have a clause that causes the exercise price to be adjusted down by the Company upon certain company actions by the warrant holders. The warrants expire 5 years from the original date of grant. The Company has not repriced any warrants as of March 31, 2005.

12. Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. As of March 31, 2005, potentially dilutive securities consist of convertible debentures convertible into 48,385,866 common shares and warrants convertible into 8,138,888 shares. Earnings per share-dilutive does not include the effect of potentially dilutive securities for the three months ended March 31, 2005 and 2004 respectively. The loss from operations and the net loss for the three months ended March 31, 2005 and 2004 make these securities anti-dilutive.

13. Discontinued Operations - Classic Care, Inc.

In December 2002, the Company decided to voluntarily dissolve Classic Care, Inc. dba Classic Care Pharmacy as a result of sanctions by the pharmacy management of the Department of Health Services and the subsequent suspension of the Medi-Cal license. The Company ceased all operations of Classic Care effective January 2003 and the disposal date of Classic Care was May 2003. Classic Care's sales for the years ended December 31, 2004, and December 31, 2003, were none and $8,266, respectively. The results of Classic Care's operations have been reported separately as discontinued operations in the Statements of Operations.

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the Three Months Ending March 31, 2005 and 2004

13. Discontinued Operations - Classic Care, Inc. (continued)

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

The net assets (liabilities) of the discontinued operations have been recorded at their estimated net realizable value under the caption "Net assets (liabilities) of discontinued operations - Classic Care" in the accompanying Balance Sheets at March 31, 2005 and December 31, 2004 consist of the following:

	March 31, 2005	December 31, 2004
Non-trade receivable	-	-

Total Assets	$-	$-

Accounts payable	(131,845)	(131,845)
Accrued liabilities	(13,766)	(13,766)
Reserve for litigation	-	-
Total liabilities	(145,611)	(145,611)
Net assets (liabilities) of discontinued operations	$(145,611)	$(145,611)

The following is a breakdown of the operations of Classic Care discontinued operations for the three month period ended March 31, 2005 and 2004 (there were no actual revenues and expenses for these periods):

	2005	2004
Revenues	$-	$-
Cost of sales	-	-
Operating expenses	-	-
Gain on settlement	-	-
Other income	-	-
Income tax	-	-
Net income	-	-
Disposal	-	-
Net	$-	$-

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the Three Months Ending March 31, 2005 and 2004

14. Subsequent Events

Employment Agreement

On April 5, 2005, the Company agreed to a new three year agreement with Mr. Westlund. The agreement calls for a monthly salary of $8,333 per month, with annual increases equaling 15% of the base salary. In addition, he will receive a 5 year option to purchase 12 million shares of the Company's common stock, at an option price of $0.05 per share.

See accompanying notes.

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
•  Enhancing operational efficiencies during this expansion mode such as by installing procedures for routine functions and reassign employee functions that fit their individual strengths.

Long Term Goals

Our long term goals would be to expand on our short term goals, (i.e. expand our service coverage area) to increase sales and to introduce service programs that would be custom tailored to meet the needs of our clients as those needs arise.

Our work force is expected to stay flat or increase at a rate equal to actual increases of our business operations.

Concerning working capital, historically our revenues have been insufficient to cover operations. For the first four month period ending April 30, 2005, we have experienced approximately $89,000 a month in negative cash flow. Consequently, the Company has relied in part on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants to meet operational needs. However, with revenue expected to grow steadily in the third and fourth quarter of 2005, we believe that over the next twelve months there will be sufficient working capital generated from sales to cover operational needs. This evaluation is based on results of an increased sales effort in our Effective Health subsidiary (dba Sespe Pharmacy) which is concentrating on facilities within a 50 miles radius of the pharmacy. However, some additional funding will be needed to cover operation expenses over the next several months. In the event that we are unable to obtain additional funding over the next several months, we will need to reduce operations to a point where cash outflow will not exceed cash inflow. Currently we do not have any excess cash.

In the event that revenue growth does not meet expectations, we may again need to seek working capital from its normal sources. Historically, we have been successful in our efforts to secure working capital from private placements of common stock securities, bank debt, loans from private investors and the exercise of warrants for common stock. However, there can be no assurances that private or other capital will continue to be available, to meet our cash needs, or that a sufficient amount of our common stock or other securities can or will be sold or that any common stock purchase options/warrants will be exercised to fund the operating needs of the Company. Management raised an additional $125,000 in March 2005 thought the issuance of convertible notes.

Results of Operations

Three Months Ended March 31, 2005 Compared to March 31, 2004
For the three months ended March 31, 2005 and 2004, revenues were approximately $430,764 and $499,818 respectively, for a decrease of $69,054 or 13.8%. The revenue decrease is a result of a net decrease in the number of beds (i.e., patients) we are servicing. We discontinued servicing a 100 bed skilled nursing facility that was very costly to service due to its distant location and service requirements. However, we have offset most of the lost beds by picking up new residential board and care facilities located within a thirty mile radius of our pharmacy.

Cost of goods sold for the three month period ending March 31, 2005 was $240,556 compared to $403,524 for the same prior year period for a decrease of $162,968 or 40.4%. The decrease in cost of goods sold was due to a shift in the drugs required by patients from brand name drugs to generic drugs. During the quarter ended March 31, 2004, the drugs prescribed by the doctors included generics, which cost significantly less that brand name drugs. The prescribed drugs are chosen and ordered by the patient’s doctors. This shift in drug usage from brand name to generic drugs is not in our control and is not expected to be a recurring event.

Gross profit for the three months ended March 31, 2005 and 2004 were approximately $190,208 and $96,294 respectively, for an increase of $93,914 or 97.5%. The gross profit percentage rate for the three month period ended March 31, 2005 was 44.2% compared to 19.3% for the same in the same period in the prior year. The increase was attributable to a shift in drugs required by the patients from brand to generic name drugs. We generate margins on brand name drugs ranging from 8% to 25%, whereas on generics, our margins range from 35% to 70%. For the quarter ended March 31, 2005, approximately 75% of the drugs required by patients were filled with generic drugs.

SG&A expense for the three month period ended March 31, 2005 was $386,040 for a decrease of $259,902 (40.2%) from the same prior year period. The $259,902 decrease consists primarily 1) a decrease in auto rentals of $8,000, 2) a decrease in marketing of $5,000, 3) a decrease in consulting fees of $396,000, 4) a decrease in selling expenses of $18,942, 5) a decrease in rent of $14,879, and 6) a decrease in miscellaneous items of $3,335 offset by 7) an increase in legal fees of $103,000, 8) an increase in contract labor fees of $26,000, 9) an increase in salaries of $23,754, 10) an increase in accounting and professional fees of $33,500,

Interest expense the three month period ended March 31, 2005 was $107,756 compared to $91,170 for the comparable three month period prior year for an increase of $16,586 (18.2%). This increase is due to an increase in debt.

No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through March 31, 2005, the Company incurred a net operating loss for tax purposes of approximately $303,588. The net operating loss carry forward may be used to reduce taxable income through the year 2014. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years beginning in 1993.

Liquidity and Capital Resources

Net non-cash items affecting operating activities for the three month period ending March 31, 2005 amounted to $66,358, which mainly consisted of the net loss for the three months ending March 31, 2005 of ($303,588) offset by the following: 1) depreciation and amortization of $7,238, 2) amortization of warrant and beneficial conversion feature of $71,867, 3) common stock issued for professional services and compensation of $150,000, and 4) amortization of debt issuance costs of $8,125.

Net cash used by operating activities for the three month period ending March 31, 2005 amounted to $35,742, consisting of an increase in accounts receivable and other receivables of $23,430 and an increase in accounts payable and accrued expenses of $94,898. These changes were offset by increases in 1) inventory of $32,394, 3) sales tax payable of $33, 3) accrued interest on convertible notes of $26,614 and a 4) bank overdraft of $23,545. We continue to rely on debt financing to meet our working capital needs.

Net cash used in investing activities for the three month period ending March 31, 2005 was $950 which was attributable to the Company’s purchase of computer equipment.

Net cash generated from financing activities for the three month period ending March 31, 2005 was $103,050 which consisted of payment on notes to related parties of $1,300, payments on loans of $21,850, offset by proceeds from notes payable -shareholders of $1,200 and proceeds from the issuance of a convertible note of $125,000.

On March 31, 2005 the Company had total assets of $337,233 compared to $352,485 on December 31, 2004, a decrease of $15,252 or 4.3%. The Company had a total stockholder's deficit of $1,587,303 on March 31, 2005, compared to a stockholders deficit of $1,558,716 on December 31, 2004, an increase of $28,587 or 1.8%. As of March 31, 2005 the Company's working capital position decreased by $94,912 from a working capital deficit of $1,242,621 at December 31, 2004 to a working capital deficit of $1,337,533 at March 31, 2005. This result was attributed primarily to increases in 1) convertible notes - current portion of $152,604, 2) accrued interest on the current portion of the accrued notes of $26,614, 3) bank overdraft of $23,545, plus decreases in 4) inventory of $32,394 and 5) property, plant and equipment of $6,288 offset by decreases in 1) accounts payable and accrued expenses of $94,865, 2) loans payable of $21,850, 3) notes payable of $100 plus increases in 3) accounts receivable of $23,320 and other assets of $110.

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs. The following is a discussion of future cash requirements.

The fixed and ongoing expenses of Kaire are as follows:

Future maturities of convertible notes payable at March 31, 2005 were as follows:
Year Ended
December 31,		Amount

2005	Convertible Notes due on demand or in 2005	$ 676,576
2006	Convertible Notes Due March and May 2006	775,000

		$ 1,451,576

  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2005 consisted of the following:
2005

Accounts payable	$ 354,917
Advances from shareholders	73,607
Notes Payable - Short Term	40,331

$ 468,855
Future annual minimum lease payments under operating leases with remaining lease terms of greater than one year are summarized as follows:

Year Ended
December 31,

2005	$ 9,240

$ 9,240

Fixed recurring Selling General and Administrative expenses would be as follows:

Estimated 2005
                        Monthly Average
Salaries and benefits:                $40,000
Rent:                                2,430 (increased space in 2005)
Contract Labor                     15,289
Auto                                1,250
Telephone and
Communications                            2,250
Bank Charges                            500
Total Monthly
Fixed SG&A costs                     $61,719

Estimated future cash requirements

Our estimate of net cash requirements for overhead for the next twelve months subsequent to April 2005, is approximately $89,877 (includes the above fixed cost estimate of $61,719) a month for a twelve-month total of $1,078,524. The estimate of net cash inflow from operations for that time period is approximately $1,674,900.

We have generally financed our operations through the sale of its common stock. In order to sustain operations in the near term, it is anticipated that we will need an additional small infusion of funds of approximately $300,000 from outside sources. In March 2005, we received some of the needed funds of $125,000 in funds pursuant to a subscription agreement. If our projections over the next twelve months fall short of expectations, we will have to seek additional equity funding. If we are unable to gain access to such funding, we will be forced to curtail operations until such funding is obtained.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, we have experienced net losses of $303,588 and $422,018 for the three months ended March 31, 2005 and 2004, respectively. We also have a net working deficit of $1,337,533 for the three months ended March 31, 2005. Additionally, we must raise additional capital to meet our working capital needs. If we are unable to raise sufficient capital to fund our operations, we might be required to curtail or discontinue our pharmacy operations. These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the our ability to generate sufficient sales volume to cover our operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

On March 29, 2005, we issued a $125,000, 8% interest per annum, two year convertible note to the Longview Fund LP. The Conversion Price per share shall be the lesser of (i) $.04 or (ii) eighty-five (85%) of the average of the closing bid prices for the fifteen (15) trading days prior to but not including the conversion date for the common stock. In addition Longview was issued a class A warrant for the purchase of 694,444 shares of the common stock at a per share purchase price of $0.042, and a class B warrant for the purchase of 3,000,000 shares of the common stock at a per share purchase price of $0.04. The proceeds from this convertible note were used for working capital needs.

Subsequent events

Employment Agreement

On April 5, 2005, the Company agreed to a new three year agreement with Mr. Westlund. The agreement calls for a monthly salary of $8,333.33 per month, with annual increases equaling 15% of the base salary. In addition, he will receive a 5 year option to purchase 12 million shares of the Company’s common stock, at an option price of $0.05 per share.

ITEM 3. CONTROLS AND PROCEEDURES

    (a)        Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act. In June 2005, we announced that our year end financial statements were to be restated, relating to accounts receivable and revenue. Our conclusion to restate resulted in affecting our assessment regarding our controls, and that they were not effective as of the period ended in this report.

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

See accompanying notes.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

H.D. Smith Wholesale Drug Company - Action for breach of contact and other various causes of action

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherowitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care. H.D. Barnes is seeking $430,205 plus interest. On December 30, 2004 a settlement was reached where Kaire is obligated to pay the plaintiff $50,000. Kaire’s payment obligation will mature upon court approval of the settlement, with $10,000 due immediately at that time and the balance paid based on 12 monthly installments of $3,077.06 (which includes interest of 7.50%). We expect to obtain the bankruptcy court approval.

McKesson Medical - Surgical Inc. v. Effective Health

On January 20, 2005, McKesson Medical-Surgical, Inc. (“Plaintiff”) filed a complaint against Effective Health, Inc., a subsidiary of Kaire, for failure to pay the principal sum of $17,466 for goods and/or services. We have expressly denied any liability. Our attorney is in process of further evaluating the Plaintiff’s claims, and the claim is at an early stage of the litigation.

Except as otherwise specifically indicated above, we believe that we do not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 2004.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

KAIRE HOLDINGS INCORPORATED.
(Registrant)

Date: June 21, 2005  By: /s/ Steven R.Westlund
  Steven Westlund
     Chief Executive Officer, Chairman