Form 10QSB
period 2005-06-30
KAIRE HOLDINGS INC
filed 2005-08-15
CIK 822997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

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

Class of Common Stock    Outstanding at August 15, 2005
$.001 par value      33,877,252 shares

Transitional Small Business Disclosure Format Yes   No X

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

KAIRE HOLDINGS INCORPORATED

Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Condensed Consolidated Balance Sheets at
    December 31, 2004 and June 30, 2005 (unaudited)

Condensed Consolidated Statements of Operations (Unaudited)
  for the three months ended June 30, 2004 and 2005

Condensed Consolidated Statements of Operations (Unaudited)
for the six months ended June 30, 2004 and 2005

Condensed Consolidated Statements of Cash Flows (Unaudited)
     for the three months ended June 30, 2004 and 2005

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

Item 3 Defaults Upon Senior Securities

Item 4. Submission of Matters of a Vote to Security Holders

Item 5 Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Kaire Holdings Incorporated

and Subsidiaries

Consolidated Financial Statements

June 30, 2005

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements

June 30, 2005

C O N T E N T S

Consolidated Balance Sheets	1 - 2

Consolidated Statements of Operations	3

Consolidated Statements of Cash Flows	4 - 5

Notes to Consolidated Financial Statements	6-21

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2005 and December 31, 2004

ASSETS

	June 30, 2005	December 31, 2004
Current Assets	(unaudited)	(audited)
Cash and cash equivalents	$63,881	$-
Accounts receivable, trade	153,313	132,761
Inventory	82,410	149,939
Employee advances	110	-

Total Current Assets	299,714	282,700

Other Assets
Property and equipment, net of accumulated depreciation	56,101	69,785

Total Other Assets	56,101	69,785

Total Assets	$355,815	$352,485

(continued)

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Balance Sheets (Continued)
As of June 30, 2005 and December 31, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2005	December 31, 2004
Current Liabilities	(unaudited)	(audited)
Bank overdraft	$-	$19,931
Accounts payable and accrued expenses	418,410	449,782
Income tax payable	647	647
Loans payable	-	49,000
Notes payable - related parties	10,681	13,281
Advances from shareholders	73,607	73,607
Liabilities of discontinued operations - Classic Care	145,611	145,611
Accrued interest - convertible debt	254,906	207,304
Convertible notes - current portion	746,970	566,158

Total Current Liabilities	1,650,832	1,525,321

Long Term Liabilities
Convertible notes payable and debentures	495,799	385,880

Total Long Term Liabilities	495,799	385,880

Total Liabilities	2,146,631	1,911,201

Stockholders’ Equity
Common stock, $0.001 par value
900,000,000 shares authorized; 33,877,252 and 30,877,252
shares issued and outstanding in 2005 and 2004, respectively	33,878	30,878
Additional paid in capital	40,683,881	40,275,501
Accumulated deficit	(42,508,575)	(41,865,095)

Total Stockholders’ Equity	(1,790,816)	(1,558,716)

Total Liabilities and Stockholders’ Equity	$355,815	$352,485

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statement Of Operations
For The Three Months Ending June 30, 2005 and 2004

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$273,987	$597,554	$704,751	$1,097,372
Cost of goods sold	(251,991)	(437,906)	(492,547)	(841,430)

Gross Profit	21,996	159,648	212,204	255,942

Operating Expenses
Salaries	120,299	155,696	239,996	251,639
Depreciation and amortization	7,397	7,852	14,635	14,476
General and administrative	154,796	360,595	406,610	862,858
Selling expense	960	223	960	19,165
Rent	10,346	6,040	17,637	28,210

Total Operating Expenses	293,798	530,406	679,838	1,176,348

Loss from operations	(271,802)	(370,758)	(467,634)	(920,406)

Other Income (Expenses)
Interest expense	(68,090)	(156,630)	(175,846)	(247,800)
Miscellaneous income	-	16,810	-	17,143
Miscellaneous expense	-	-	-	(80)

Total Other Income (Expenses)	(68,090)	(139,820)	(175,846)	(230,737)

Loss from continuing operations before income taxes	(339,892)	(510,578)	(643,480)	(1,151,143)

Provision for income taxes	-	(390)	-	(3,404)

Loss from continuing operations	(339,892)	(510,968)	(643,480)	(1,154,547)

Discontinued operations
Loss from operations of discontinued segment (Entremetrix)	-	-	-	(55,287)

Gain on sale discontinued segment (Entremetrix)	-	-	-	276,848

Gain/(Loss) from Discontinued Operations	-	-	-	221,561

Net Loss	$(339,892)	$(510,968)	$(643,480)	$(932,986)

(Loss) earnings per weighted average share of
common stock outstanding - basic and diluted
From continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.05)
From discontinued operations	-	-	-	0.01
Total (loss) earnings per share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted-average shares outstanding - basic and diluted	33,877,252	28,075,679	33,327,252	22,015,129

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statement Of Cash flows
For The Three Months Ending June 30, 2005 and 2004

	June 30,	June 30,
	2005	2004
	(unaudited)	(unaudited)
Increase (decrease) in cash and cash equivalents
Net loss	$(643,480)	$(932,986)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	14,635	14,476
Amortization of warrant and beneficial conversion feature	101,410	124,595
Amortization of issuance costs	16,250	-
Common stock issued for professional services and compensation	150,000	648,785
Gain on sale of discontinued operations - EntreMetrix	-	(276,848)
(Income) loss from discontinued operations - EntreMetrix	-	55,287
Change in net assets of discontinued operations - EntreMetrix	-	(29,239)
Other	-	17,526

Total adjusted net income	$(361,185)	$(378,404)

Cash flow from operating activities:
Changes in operating assets and liabilities:
Increase in trade accounts receivable	$(20,552)	$(64,162)
Increase in other receivables	(110)	(3,550)
Decrease in bank overdraft	(19,931)	-
Increase in advances to shareholders	-	(23,777)
(Increase) decrease in inventory	67,529	(4,903)
Decrease in income and sales tax payable	(337)	(13,853)
Increase in accrued interest on convertible notes	47,602	65,273
Decrease in accounts payable and accrued expenses	(31,035)	(116,175)

Cash flow generated by (used in) operating activities	$43,166	$(161,147)

Cash flow from investing activities:
Purchase of property and equipment	$(950)	$(14,712)

Net cash generated by (used in) investing activities	$(950)	$(14,712)

Cash flow from financing activities:
Proceeds from notes payable - related parties	$1,200	$450
Payments on notes payable - related parties	(3,800)	(600)
Payments on loans	(49,000)	(68,384)
Proceeds from convertible notes payable	475,000	650,000
Deferred financing costs	(40,550)	-
Proceeds from conversion of warrants	-	132,000

Net cash generated by (used in) financing activities	$382,850	$713,466

Net (decrease) increase in cash and cash equivalents	$63,881	$159,203

Cash and cash equivalents at beginning of year	-	45,055

Cash and cash equivalents at end of period	$63,881	$204,258

(continued)

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statement Of Cash flows (Continued)
For The Three Months Ending June 30, 2005 and 2004

	June 30,	June 30,
	2005	2004
Supplementary disclosures of cash flow information	(unaudited)	(unaudited)
Cash paid during the year for
Interest	$17,575	$2,561
Taxes	$-	$12,399

Supplemental schedule of non-cash investing and financing activities:

During the six months ended June 30, 2005, the Company entered into the following non-cash transactions:

Issued 3,000,000 shares of common stock for professional services valued at $150,000.

During the six months ended June 30, 2004, the Company entered into the following non-cash transactions:

Issued 3,897,727 shares of common stock for consulting services and compensation valued at $615,248.

Issued 16,431,518 shares of common stock for conversion of $539,341 of notes payable and interest.

Issued 2,000,000 shares of common stock to an officer for current and prior year compensation valued at $370,000.

Issued 255,000 shares of common stock to employees in lieu of cash compensation valued at $63,752.

Retired 1,250,000 shares of commons stock valued at $250,000.

The sale of entreMetrix resulted in a non-cash gain of $276,848.

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Notes To Financial Statements
June 30, 2005

1. Summary of Significant Accounting Policies

Organization and Line of Business

Kaire Holdings Incorporated (“Kaire” or “the Company”), a Delaware corporation, was incorporated on June 2, 1986. Effective February 3, 1998, Kaire changed its name to Kaire Holdings Incorporated from Interactive Medical Technologies, Ltd. In November 2002, the Company, through its subsidiary Effective Health, Inc., purchased certain assets of Sespe Pharmacy, a privately held company located in Fillmore, California. The asset acquisition was concluded on January 26, 2003.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Kaire and its wholly owned subsidiaries (collectively the “Company”). The Company’s subsidiaries include See/Shell Biotechnology, Inc.., EFFECTIVE Health, Inc. (dba Sespe Pharmacy), and YesRx.com. Intercompany accounts and transactions have been eliminated upon consolidation.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
June 30, 2005

1. Summary of Significant Accounting Policies (continued)

Basis of presentation

The accompanying unaudited interim consolidated financial statements represent the financial activity of Kaire Holdings Incorporated and its subsidiaries. The consolidated financial statements for the six months ended June 30, 2005, have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended June 30, 2005, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The Company’s fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

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

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
June 30, 2005

1. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

For the three months ended June 30, 2005, gross revenues were $337,286 less approximately $68,243 of contractual adjustments based on reimbursement contracts, resulting in net third-party contract revenues of approximately $269,053. For six months ended June 30, 2005, gross revenues were $877,296 less approximately $177,684 of contractual adjustments based on reimbursement contracts, resulting in net third-party contract revenues of approximately $699,612.

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

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
June 30, 2005

1. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. SFAS NO. 107, “Disclosure about Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. For certain of the Company’s financial instruments, including cash and cash equivalents and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Stock-Based Compensation

The Company adopted the fair value based method of recording stock options consistent with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” for all employee stock options granted subsequent to fiscal year end 2004. Specifically, the Company adopted SFAS No. 123 using the “prospective method” with guidance provided from SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” All employee stock option grants made since the beginning of fiscal 2005 have or will be expensed over the related stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2005, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options.

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.

The Company did not issue any options or warrants to employees or consultants during the six months ended June 30, 2005 and 2004.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the six months ended June 30, 2005 and 2004, comprehensive loss is equivalent to the Company’s net loss.

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. There were no advertising and marketing costs for the six-month period ended June 30, 2005. Advertising and marketing costs for the six-month period ended June 30, 2004, were $1,867.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
June 30, 2005

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

Recent Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company’s overall consolidated results of operations or consolidated financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding Management does not expect the implementation of this new standard to have a material impact on its computation of diluted earnings per share.

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
June 30, 2005

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In November 2004, the Financial Accounting Standards Board Statement issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of “so abnormal” that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

In December 2004, the FASB issued a revision to SFAS 123, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of this standard is for periods beginning after June 15, 2005. The Company has determined that the adoption of SFAS 123R will result in the Company having to recognize additional compensation expense related to the options or warrants granted to employees, and it will have an impact on the Company’s net earnings in the future. This standard requires expensing the fair value of stock option grants and stock purchases under employee stock purchase plan. The Company has adopted this standard effective January 1, 2005.

In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 151 is effective for a fiscal year beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management has implemented the provisions of SFAS 123(R) effective January 1, 2005.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
June 30, 2005

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007.

2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $643,480 and $932,986 for the six-month periods ended June 30, 2005 and 2004, respectively. The Company also had a net working deficit of $1,351,118 for the six months ended June 30, 2005. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations, it might be required to curtail or discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company’s reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions. On March 29, 2005, Kaire issued a $125,000, 8% interest per annum, two year convertible note to the Longview Fund LP. On June 22, 2005, Kaire issued three two year convertible notes for an aggregate of a $350,000, 8% interest per annum, to the following: 1) $100,000 to the Longview Fund LP., $175,000 to the Longview Equity Fund LP, and 3) $75,000 to the Longview International Equity Fund, LP.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
June 30, 2005

3. Accounts Receivable - Trade

For the six-month periods ended June 30, 2005 and 2004, approximately 95% and 94% of net revenues of continuing operations were derived under federal, state and third-party insurance reimbursement programs. For the three- and six-month periods ending June 30, 2005 the breakout is as follows:

	June 30, 2005
	Three Months	Six Months
Medi-Cal	73.2%	76.9%
Medi-Care	0.4%	1.6%
Private Party	7.4%	5.0%
Other third-parties	19.0%	16.5%

These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any would not be material to the financial position, results of operations or cash flows of the Company.

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts. The Company bases this estimate on historical collection experience and a review of the current status of trade accounts receivable. The Company determined that no allowance for doubtful accounts as of June 3, 2005 and December 31, 2004 was necessary.

4. Common Stock Transactions

The common stock transactions during the Six months ended June 30, 2005, were as follows:

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

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
June 30, 2005

4. Common Stock Transactions (continued)

•	The Company issued 2,000,000 shares of its common stock to its CEO for current and prior year compensation totaling $370,000.

•	The Company issued 255,000 shares of its common stock with a market value of $63,752 to employees in lieu of current and prior year compensation.

•	The Company retired 1,250,000 shares of its common stock having a market value of $25,000 as result of the sale of entreMetrix, Inc. back to its original shareholder.

5. Related Party Transactions

The following transactions occurred between the Company and certain related parties:

Source One Group

The Company’s chief financial officer also serves as the chief financial officer of Dalrada Financial Corporation (Dalrada). Dalrada through its subsidiary Source One Group (SOG) operates a professional employment organization. SOG provides services for the Company as its professional employment organization. The Company entered into an Employment Services Agreement with SOG pursuant to which SOG has agreed to render professional employment and related services to the Company for a fee. The Company paid fees to SOG totaling $6,223 for the six months ended June 30, 2005. The fees charged by SOG to the Company are at the prevailing rate that SOG charges others.

6. Property and Equipment

Property and equipment at June 30, 2005 and December 31, 2004 consisted of the following:

	2005	2004

Furniture and fixtures	$85,000	$85,000
Vehicles	14,712	14,712
Computers and equipment	22,094	21,144
	121,806	120,856

Less accumulated depreciation and amortization	(65,705)	(51,071)

Total	$56,101	$69,785

Depreciation and amortization expense was $14,635 and $14,476 for the six months ended June 30, 2005 and 2004, respectively.

7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at June 30, 2005 and December 31, 2004 of the following:

	2005	2004

Accounts payable	$318,857	$356,969
Accrued professional and related fees	22,072	90,000
Accrued compensation and related payroll taxes	24,107	-
Accrued interest payable	-	2,000
Barnes settlement	50,000	-
Other accrued expenses	3,374	813
Total	$418,410	449,782

8. Convertible Notes Payable and Debentures
Convertible debentures consist of the following at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
8% convertible subordinated debentures, originally due in October 2002 and now on demand. Interest is payable quarterly.	$38,547	$38,547

8% convertible subordinated debentures, originally due in January 2003 and now on demand. Interest is payable quarterly.	196,103	196,103

8% convertible subordinated debentures, originally due in August 2003 and now on demand. Interest is payable quarterly.	121,926	121,926

8% convertible subordinated debentures, due in December 2005. Interest is payable quarterly, and principal is due at maturity.	320,000	320,000

8% convertible subordinated debentures, due in April 2006. Interest is payable quarterly, and principal is due at maturity.	650,000	650,000

8% convertible subordinated debenture, due on March 29, 2006. Interest is payable quarterly, and principal is due at maturity.	125,000	-

8% convertible subordinated debentures, due in June 2007. Interest is payable quarterly, and principal is due at maturity.	350,000	-

	1,801,576	1,326,576

Less: Unamortized Bond Discount and Unamortized Debt Issuance Costs	(558,807)	(374,538)

Total debt	1,242,769	952,038

Less: current portion	(746,970)	(566,158)

Convertible debentures, less current portion	$495,799	$385,880

8. Convertible Notes Payable and Debentures (continued)

8% Convertible Debentures

During 2000, the Company issued convertible notes that were due in October 2002. The notes have a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. In 2004, the noteholders converted $327,094 of the outstanding principal into the Company’s common stock. $38,547 of these notes was still outstanding as of December 31, 2004 and June 30, 2005, respectively.

The 8% convertible debentures issued in 2000 and 2001 have a conversion price that is the lesser of (1) 80% of the average of the three lowest closing prices out of the thirty closing prices prior to the closing date and (2) 80% of the lowest three closing prices during the sixty trading days, as reported on the NASD OTC Bulletin Board, immediately preceding the purchase date. Thus, the debentures will be converted at prices below the current market price on the conversion date. If conversions of the debentures occur, shareholders may be subject to an immediate dilution in their per share net tangible book value. The current convertible debentures may be converted into common stock at any time. The value allocated to the note warrants and the beneficial conversion feature was amortized to interest expense over the term of the note.

During January 2001, the Company issued convertible notes aggregating to $500,000, which were due in January 2003. The notes have a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. As of December 31, 2003, the Company had converted $196,650 into its common stock. In 2004, the Company converted an additional $87,247 into common stock. The Company has an outstanding principal balance of $196,103 on these notes as of December 31, 2004 and June 30, 2005, respectively.

During August 2001, the Company issued a convertible notes aggregating to $300,000, which is due in August 2002. The note has a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. In 2003, 2002 and 2001, the noteholders converted $1,776, $31,651 and $144,647, respectively, into the Company’s common stock, and the principal balance of $121,926 on this note was still outstanding as of December 31, 2004 and June 30, 2005.

In November 2003, the Company obtained debt financing of $370,000 through the issuance of convertible notes payable. The Company also issued warrants to purchase 2,200,000 shares of the Company’s common stock to various parties as part of these financing agreements. The principal balance of $320,000 was still outstanding as of December 31, 2004 and June 30, 2005.

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

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
June 30, 2005

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

Total funds received of $125,000 were allocated $13,496 to the 8% convertible notes, $89,445 to the note warrants and $22,059 to the beneficial conversion feature. The value allocated to the note warrants and the beneficial conversion feature is being amortized to interest expense over the term of the notes.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
June 30, 2005

8. Convertible Notes Payable and Debentures (continued)

8% Convertible Debentures (continued)

On June 23, 2005, the Company issued three two-year convertible notes for an aggregate of a $350,000, 8% interest per annum, to the following: 1) $100,000 to the Longview Fund LP., $175,000 to the Longview Equity Fund LP, and 3) $75,000 to the Longview International Equity Fund, LP. The Conversion Price per share shall be the lesser of (i) $.03 or (ii) eighty (80%) of the average of the closing bid prices for the twenty (20) trading days prior to but not including the conversion date for the common stock. The proceeds from this convertible note were used for working capital needs. In addition, 5 year warrants for an aggregate of 5,833,333 shares with an exercise price of $.03 per share were issued to the following: 1) 1,666,666 shares to the Longview Fund LP, 2) 2,916,666 shares to the Longview Equity Fund LP, and 3) 1,250,000 shares to the Longview International Equity Fund, LP.

Total funds received of $350,000 were allocated $213,621 to the 8% convertible notes, $48,879 to the note warrants and $87,500 to the beneficial conversion feature. The value allocated to the note warrants and the beneficial conversion feature is being amortized to interest expense over the term of the notes.

9. Commitments and Contingencies

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

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
June 30, 2005

9. Commitments and Contingencies (continued)

Litigation (continued)

Department of Health Services (continued)

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

Company Is in Dispute with a Vendor

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherowitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care. H.D. Smith is seeking $430,205 plus interest. On December 30, 2004 a settlement was reached where Kaire is obligated to pay the plaintiff $50,000. Kaire’s payment obligation will mature upon court approval of the settlement, with $10,000 due immediately (paid July 8, 2005) and the balance paid based on 12 monthly installments of $3,077 (which includes interest of 7.50%) to commence shortly thereafter.

McKesson Medical - Surgical Inc. v. Effective Health

On January 20, 2005, McKesson Medical-Surgical, Inc. (“Plaintiff”) filed a complaint against Effective Health, Inc., a subsidiary of Kaire, for failure to pay the principal sum of $17,467 for goods and/or services. The Company has expressly denied any liability. The Company’s attorney is completing a full analysis of the Plaintiff’s claims, as this is in the early stage of the litigation.

Employment Agreements

Chief Executive Officer Compensation

On April 5, 2005, the Company agreed to a new three year agreement with Mr. Westlund. The agreement calls for a monthly salary of $8,333 per month, with annual increases equaling 15% of the base salary. In addition, he will receive a 5 year option to purchase 12 million shares of the Company’s common stock, at an option price of $0.05 per share. The options have not been issued as of June 30, 2005.

During 2004 Mr. Westlund received 2,000,000 shares of the Company’s common stock in lieu of $370,000 of accrued and current compensation due him under the above compensation agreement. The Company had no accrued compensation due to Mr. Westlund as of December 31, 2004.

10. Stock Options and Warrants

The following summarizes the Company’s stock option and warrants activity:

	Warrants And Stock Options Outstanding	Weighted Average Exercise Price

Outstanding December 31, 2004	4,444,444		$0.17

Granted March 29, 2005	3,694,444		$0.04
Granted June 22, 2005	5,833,333		$0.03
Exercised	-	$
Expired/Cancelled	-	$

Outstanding June 30, 2005	13,972,221		$0.08

The Company has 13,972,221 warrants outstanding as of June 30, 2005 and 4,444,444 as of December 31, 2004. The weighted average exercise price of the outstanding warrants as of June 30, 2005 is $0.08. The outstanding warrants have a clause that causes the exercise price to be adjusted down by the Company upon certain Company actions by the warrant holders. The warrants expire 5 years from the original date of grant. The Company has not repriced any warrants as of June 30, 2005.

11. Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. As of June 30, 2005, potentially dilutive securities consist of convertible debentures convertible into 56,299,125 common shares and warrants convertible into 13,972,221 shares. Earnings per share-dilutive does not include the effect of potentially dilutive securities for the six months ended June 30, 2005 and 2004 respectively. The loss from operations and the net loss for the six months ended June 30, 2005 and 2004 make these securities anti-dilutive.

12. Discontinued Operations - Classic Care, Inc.

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

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
June 30, 2005

12. Discontinued Operations - Classic Care, Inc. (continued)

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

The net assets (liabilities) of the discontinued operations have been recorded at their estimated net realizable value under the caption “Net assets (liabilities) of discontinued operations - Classic Care” in the accompanying Balance Sheets at June 30, 2005 and December 31, 2004 consist of the following:

	June 30, 2005	December 31, 2004
Non-trade receivable	-	-

Total Assets	$-	$-

Accounts payable	(131,845)	(131,845)
Accrued liabilities	(13,766)	(13,766)
Total liabilities	(145,611)	(145,611)
Net assets (liabilities) of discontinued operations	$(145,611)	$(145,611)

There were no revenues or expenses for the discontinued operations of Classic Care for the six-month periods ended June 30, 2005 and 2004.

13. Subsequent Events

Pursuant to his employment agreement, Steve Westlund was issued a five (5) year option to purchase twelve million (12,000,000) shares of the Company’s common stock at the option price of five cents ($0.05) per share.

The Company is in default of the registration requirement of the June 23, 2005 notes, which required that a registration statement for the underlying shares be filed within 45 days of the closing day of the funding (i.e. August 8, 2005). The Company is in the process of remedying this default.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

General

Our general operating plan focuses on delivering specialized programs and services targeted areas within the senior and chronic health care market. We believe this approach will help differentiate us from our competitors and establish us as a senior and chronic health care specialist. We also believe that the size of the aging baby boomer generation will create the need for numerous additional programs and services required to properly care for this group. We will continue to position ourselves to take advantage of future market opportunities by continuing to develop and market products, programs and services that help patients comply with increasingly complex medication therapies including programs that help educate patients about their chronic conditions as well as programs that increase pharmacy operating efficiencies including the processing of state and private insurance claims.

Short Term Goals

Our main short term goal is to increase sales revenue and achieve profitability on an operational cash flow basis. We hoped to have reached that goal this quarter, however the combination of the loss of two large facilities and a longer than anticipated ramp up of sales with our new customers has delayed that projection to sometime in the fourth quarter 2005. Once achieved, we will be able to reduce or eliminate the need to raise additional working capital to sustain operations. Achieving this goal would include accomplishing the following:

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

Concerning working capital, historically our revenues have been insufficient to cover operations. For the first six month period ending June 30, 2005, we have experienced approximately $76,000 a month in negative cash flow. Consequently, the Company has relied in part on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants to meet operational needs. However, with revenue expected to grow steadily in the third and fourth quarter of 2005, we believe that over the next twelve months there will be sufficient working capital generated from sales to cover operational needs. This evaluation is based on results of an increased sales effort in our Effective Health subsidiary (dba Sespe Pharmacy) which is concentrating on facilities within a 50 miles radius of the pharmacy. However, some additional funding will be needed to cover operation expenses over the next several months. In the event that we are unable to obtain additional funding over the next several months, we will need to reduce operations to a point where cash outflow will not exceed cash inflow.

In the event that revenue growth does not meet expectations, we may again need to seek working capital from its normal sources. Historically, we have been successful in our efforts to secure working capital from private placements of common stock securities, bank debt, loans from private investors and the exercise of warrants for common stock. However, there can be no assurances that private or other capital will continue to be available, to meet our cash needs, or that a sufficient amount of our common stock or other securities can or will be sold or that any common stock purchase options/warrants will be exercised to fund the operating needs of the Company. Management raised an additional $125,000 in March 2005 and $350,000 in June 2005 thought the issuance of convertible notes.

Results of Operations

Three and Six Months Ended June 30, 2005 Compared to June 30, 2004

Revenues
For the three and six months ended June 30, 2005, revenues were approximately $273,987 and $704,751 respectively, for a decrease of $323,567 and $392,621 (54.15% and 35.78%) respectively for the same periods in 2004. The decrease in revenue is a result of the discontinued servicing of two related 100 bed skilled nursing facilities, one of which was very costly to service due to its distant location and service requirements. We have partially offset some of the lost beds by picking up new residential board and care facilities located within a thirty mile radius of our pharmacy however the ramping up of those facilities has taken longer than anticipated and the increase in sales from those facilities will not affect our sales until third quarter . In addition we have signed five year agreements to provide full pharmacy services to over 100,000 Commercial, Senior and Medi-Cal patient enrollees for two geographically distinct Independent Physician Associations (IPA’s) in San Bernardino, Riverside and Los Angeles counties. However the increase in sales from this arrangement is anticipated to be phased in over several years.

Cost of Goods Sold

Cost of goods sold for the three and six-month period ending June 30, 2005 was $251,991 and $492,547 respectively, for a decrease of $185,915 and $348,883 (42.46% and 41.46%), respectively, over the same periods in 2004. This decrease is a direct result of the fall in sales.

Gross Profit

Gross profit for products and services was $21,996 and $212,204 for the three and six months ended June 30, 2005, a decrease of $137,652 (86.22%) for the three-month period and a decrease of $ $43,738 (17.09%) over the prior six-month period. The gross profit margin for the three and six months ended June 30, 2005 was 8.0% and 30.13% respectively. The low margin for the three month period ending June 30, 2005 was an attributable to a shift in drugs required by the patients back to brand from generic name drugs. We generate margins on brand name drugs ranging from 8% to 25%, whereas on generics, our margins range from 35% to 70%. For the quarter ended June 30, 2005, approximately 85% of the drugs required by patients were filled with brand name drugs.

Operating Expenses

Operating expenses for the three and six month period ended June 30, 2005 were $293,798 and $679,838 respectively for a decrease of $236,608 (44.61%) and $496,510 (42.21%) respectively from the same period prior year. The $236,608 decrease in expenses is mainly attributable to decreases in 1) $238,000 decrease in consulting services, 2) decrease of $17,000 in salaries and related expenses due to headcount reduction, 3) $14,000 decrease in marketing, $20,000 in outside services, $6,000 in auto, all due to the decrease in facilities serviced, 4) $49,000 decrease in legal fees, offset by increases in 5) $7,000 in rent due to increased space rented, 6) $76,000 in accounting fees, 7) $19,000 in contract labor , 8) $6,000 in phone and internet charges.

Interest Expense

Interest expense for the three and six months period ended June 30, 2005 was $68,090 and $175,846 respectively which was a decrease of $88,540 and $71,954 (56.53% and 29.04%) from the comparable three and six months period from the prior year. The decrease in interest expense is a result of a combination of a decrease in amortization of the value attributed to the warrants and beneficial conversion feature associated with the convertible debt issued in April of 2004, the pay down of certain notes payable. However, this decrease was offset by new issuance of convertible notes during the current quarter.

Federal Income Tax

No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through June 30, 2005, the Company incurred a net operating loss for tax purposes of approximately $643,480. The net operating loss carry forward may be used to reduce taxable income through the year 2014. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years.

Liquidity and Capital Resources

Net non-cash items affecting operating activities for the six month period ending June 30, 2005 amounted to $361,185, which mainly consisted of the net loss for the six months ending June 30, 2005 of ($643,480) offset by the following: 1) depreciation and amortization of $14,635, 2) amortization of warrant and beneficial conversion feature of $101,410, 3) common stock issued for professional services and compensation of $150,000, and 4) amortization of debt issuance costs of $16,250.

Net cash generated by operating activities for the six month period ending June 30, 2005 amounted to $43,166, consisting of a decrease in inventory of $67,529 and an increase in accrued interest on convertible notes of $47,602. These changes were offset by increases in accounts receivable and other receivables of $20,662, an increase in accounts payable and accrued expenses of $31,035, an increase in sales tax payable of $337 and a decrease in the bank overdraft of $19,931. We continue to rely on debt financing to meet our working capital needs.

Net cash used in investing activities for the six month period ending June 30, 2005 was $950 which was attributable to the Company’s purchase of computer equipment.

Net cash generated from financing activities for the six month period ending June 30, 2005 was $382,850 which consisted of payment on notes to related parties of $3,800, payments on loans of $49,000, deferred financing costs of $40,550 offset by proceeds from notes payable -shareholders of $1,200 and proceeds from the issuance of a convertible note of $475,000.

On June 30, 2005 the Company had total assets of $355,815 compared to $352,485 on December 31, 2004, an increase of $3,330 or 0.94%. The Company had a total stockholder's deficit of $1,790,816 on June 30, 2005, compared to a stockholders deficit of $1,558,716 on December 31, 2004, an increase of $232,100 or 14.89%. As of June 30, 2005 the Company's working capital position decreased by $108,497 (8.73%) from a working capital deficit of $1,242,621 at December 31, 2004 to a working capital deficit of $1,351,118 at June 30, 2005. This result was attributed primarily to increases in 1) convertible notes - current portion of $180,812, 2) accrued interest on the current portion of the accrued notes of $47,602 and 3) new long-term convertible notes of $475,000, directly offset by increases to bond discount, value of the notes’ detachable warrants and the related debt issuance costs (for a net change to long-term debt of $109,919), offset by decreases in 1) accounts payable and accrued expenses of $31,372, 2) loans payable of $49,000, 3) notes payable related parties of $2,600, 4) bank overdraft of $19,931, 5) cash of $63,881, 6) accounts receivable trade of $20,552,7) employee advances of $110 and 8) inventory of $67,529.

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs. The following is a discussion of future cash requirements.

The fixed and ongoing expenses of Kaire are as follows:

Future maturities of convertible notes payable at June 30, 2005 were as follows:
Year Ended
December 31,		Amount

2005	Convertible Notes due on demand or in 2005	$ 676,576
2006	Convertible Notes Due March and April 2006	775,000
2007	Convertible Notes Due June 2007	350,000

		$ 1,801,576

  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2005 consisted of the following:

2005

Accounts payable	$ 418,410
Advances from shareholders	73,607
Notes Payable - Related Parties	10,681

$ 502,698

Fixed recurring Selling General and Administrative expenses would be as follows:

Estimated 2005

Monthly Average
Salaries and benefits:	$30,000
Rent:	862
Contract Labor	7,200
Auto	600
Telephone and
Communications	1,000
Accounting	15,000
Total Monthly
Fixed SG&A costs	$54,662

Estimated future cash requirements

Our estimate of net cash requirements for overhead for the next twelve months subsequent to June 2005, is approximately $75,000 (includes the above fixed cost estimate of $54,662) a month for a twelve-month total of $900,000. The estimate of net cash inflow from operations for that time period is approximately $650,000.

We have generally financed our operations through the sale of its common stock. In order to sustain operations in the near term, it is anticipated that we will need an additional small infusion of funds of approximately $300,000 from outside sources. In June 2005, we received some of the needed funds of $350,000 in funds pursuant to a subscription agreement. If our projections over the next twelve months fall short of expectations, we will have to seek additional equity funding. If we are unable to gain access to such funding, we will be forced to curtail operations until such funding is obtained.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, we have experienced net losses of $643,480 and $932,986 for the six months ended June 30, 2005 and 2004, respectively. We also have a net working deficit of $1,351,118 for the six months ended June 30, 2005. Additionally, we must raise additional capital to meet our working capital needs. If we are unable to raise sufficient capital to fund our operations, we might be required to curtail or discontinue our pharmacy operations. These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the our ability to generate sufficient sales volume to cover our operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

On June 23, 2005, we issued three convertible notes for an aggregate of $350,000, 8% interest per annum. These notes mature in two years. The Conversion Price per share shall be the lesser of (i) $.03 or (ii) eighty (80%) of the average of the closing bid prices for the five (5) trading days prior to but not including the conversion date for the common stock. In addition we to the investors warrants to purchase 5,833,332 shares of the common stock at a per share purchase price of $0.04. The proceeds from this convertible note were used for working capital needs

ITEM 3. CONTROLS AND PROCEDURES

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

H.D. Smith Wholesale Drug Company - Action for breach of contact and other various causes of action

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherowitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care. H.D. Barnes is seeking $430,205 plus interest. On December 30, 2004 a settlement was reached where Kaire is obligated to pay the plaintiff $50,000. Kaire’s payment obligation will mature upon court approval of the settlement, with $10,000 due immediately at that time (paid July 8, 2005) and the balance paid based on 12 monthly installments of $3,077.06 (which includes interest of 7.50%). We expect to obtain the bankruptcy court approval.

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

Except as otherwise specifically indicated above, we believe that we do not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 2004

ITEM 2.  Changes in Securities and Use of Proceeds

On June 23, 2005, we issued three convertible notes for and aggregate of $350,000, 8% interest per annum. These notes mature in two years. The Conversion Price per share shall be the lesser of (i) $.03 or (ii) eighty (80%) of the average of the closing bid prices for the five (5) trading days prior to but not including the conversion date for the common stock. In addition we to the investors warrants to purchase 5,833,332 shares of the common stock at a per share purchase price of $0.04. The proceeds from this convertible note were used for working capital needs

ITEM 3. Defaults Upon Senior Securities

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

KAIRE HOLDINGS INCORPORATED.
(Registrant)

Date: August 15, 2005  By: /s/ Steven R.Westlund
  Steven Westlund
     Chief Executive Officer, Chairman