Form 10QSB
period 2005-09-30
KAIRE HOLDINGS INC
filed 2005-11-21
CIK 822997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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

Registrant's Telephone number, including area code: (805) 524-0024
                                                                              _________________________________________________________
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

                    Class of Common Stock    Outstanding at October 31, 2005
                    $.001 par value          33,877,252 shares

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No [X]

Transitional Small Business Disclosure Format Yes  _ No X

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

KAIRE HOLDINGS INCORPORATED

Index

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Condensed Consolidated Balance Sheets at
     December 31, 2004 and September 30, 2005 (unaudited)

Condensed Consolidated Statements of Operations (Unaudited)
          for the three months ended September 30, 2004 and 2005

Condensed Consolidated Statements of Operations (Unaudited)
          for the nine months ended June 30, 2004 and 2005

Condensed Consolidated Statements of Cash Flows (Unaudited)
                        for the three months ended September 30, 2004 and 2005

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

Item 3 Defaults Upon Senior Securities

Item 4. Submission of Matters of a Vote to Security Holders

Item 5 Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
September 30, 2005

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements

September 30, 2005

C O N T E N T S

Consolidated Balance Sheets                        1 - 2

Consolidated Statements of Operations                   3

Consolidated Statements of Cash Flows                                             4 - 5

Notes to Consolidated Financial Statements            6 - 22

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2005 and December 31, 2004

ASSETS

	September 30, 2005	December 31, 2004
Current Assets	(unaudited)	(audited)
Cash and cash equivalents	$-	$-
Accounts receivable, trade	193,146	132,761
Inventory	72,051	149,939
Employee advances	1,140	-

Total Current Assets	266,337	282,700

Other Assets
Property and equipment, net of accumulated depreciation	48,784	69,785

Total Other Assets	48,784	69,785

Total Assets	$315,121	$352,485

(continued)

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Balance Sheets (Continued)
As of September 30, 2005 and December 31, 2004

LIABILITIES AND STOCKHOLDERS' DEFICIT

	September 30, 2005	December 31, 2004
Current Liabilities	(unaudited)	(audited)
Bank overdraft	$44,231	$19,931
Accounts payable and accrued expenses	439,325	449,782
Income tax payable	647	647
Loans payable	-	49,000
Notes payable - related parties	10,381	13,281
Advances from shareholders	73,607	73,607
Liabilities of discontinued operations - Classic Care	145,611	145,611
Accrued interest - convertible debt	298,812	207,304
Convertible notes - current portion	746,969	566,158

Total Current Liabilities	1,759,583	1,525,321

Long Term Liabilities
Convertible notes payable and debentures	523,753	385,880

Total Long Term Liabilities	523,753	385,880

Total Liabilities	2,283,336	1,911,201

Stockholders' Deficit
Common stock, $0.001 par value
900,000,000 shares authorized; 33,877,252 and 30,877,252
shares issued and outstanding in 2005 and 2004, respectively	33,878	30,878
Additional paid in capital	40,683,881	40,275,501
Accumulated deficit	(42,685,974)	(41,865,095)

Total Stockholders' Deficit	(1,968,215)	(1,558,716)

Total Liabilities and Stockholders' Deficit	$315,121	$352,485

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ending September 30, 2005 and 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$271,695	$641,103	$976,446	$1,738,475
Cost of goods sold	(187,339)	(483,993)	(679,886)	(1,325,423)

Gross Profit	84,356	157,110	296,560	413,052

Operating Expenses
Salaries	92,436	129,392	332,432	381,031
Depreciation and amortization	7,317	7,238	21,952	21,714
General and administrative	82,966	164,623	489,576	1,027,481
Selling expense	369	200	1,329	19,365
Rent	6,735	4,560	24,372	32,770

Total Operating Expenses	189,823	306,013	869,661	1,482,361

Loss from operations	(105,467)	(148,903)	(573,101)	(1,069,309)

Other Income (Expenses)
Interest expense	(71,932)	(83,901)	(247,778)	(331,701)
Miscellaneous income	-	104,192	-	121,335
Miscellaneous expense	-	-	-	(80)

Total Other Income (Expenses)	(71,932)	20,291	(247,778)	(210,446)

Loss from continuing operations before income taxes	(177,399)	(128,612)	(820,879)	(1,279,755)

Provision for income taxes	-	-	-	(3,404)

Loss from continuing operations	(177,399)	(128,612)	(820,879)	(1,283,159)

Discontinued operations
Loss from operations of discontinued segment (Entremetrix)	-	-	-	(55,287)

Gain on sale discontinued segment (Entremetrix)	-	-	-	276,848

Gain from Discontinued Operations	-	-	-	221,561

Net Loss	$(177,399)	$(128,612)	$(820,879)	$(1,061,598)

(Loss) earnings per weighted average share of
common stock outstanding - basic and diluted
From continuing operations	$(0.01)	$(0.00)	$(0.02)	$(0.05)
From discontinued operations	-	-	-	0.01
Total (loss) earnings per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.04)

Weighted-average shares outstanding - basic and diluted	33,877,252	29,509,257	33,503,626	25,018,482

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ending September 30, 2005 and 2004

	September 30,	September 30,
	2005	2004
	(unaudited)	(unaudited)
Increase (decrease) in cash and cash equivalents
Net loss	$(820,879)	$(1,061,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,952	21,714
Amortization of warrant and beneficial conversion feature	116,241	185,514
Amortization of issuance costs	29,444	-
Common stock issued for professional services and compensation	150,000	648,785
Gain on extinguishment of notes payable and related interest	-	(107,742)
Gain on sale of discontinued operations - EntreMetrix	-	(276,848)
(Income) loss from discontinued operations - EntreMetrix	-	55,287
Change in net assets of discontinued operations - EntreMetrix	-	29,239
Other	-	(25,983)
Non-cash other income (expense)	-	(5,733)

Total adjustments to net income	$(503,242)	$(537,365)

Cash flow from operating activities:
Changes in operating assets and liabilities:
Increase in trade accounts receivable	$(60,385)	$(195,900)
Increase in other receivables	(1,140)	(3,960)
Decrease in bank overdraft	24,300	-
Increase in advances to shareholders	-	39,930
Prepaid expenses	-	226
(Increase) decrease in inventory	77,888	(60,885)
Decrease in income and sales tax payable	(337)	(15,507)
Increase in accrued interest on convertible notes	91,508	84,673
Decrease in accounts payable and accrued expenses	(10,120)	(97,195)

Cash flow generated by (used in) operating activities	$121,714	$(248,618)

Cash flow from investing activities:
Purchase of property and equipment	$(950)	$(14,712)

Net cash generated by (used in) investing activities	$(950)	$(14,712)

Cash flow from financing activities:
Proceeds from notes payable - related parties	$-	$1,325
Payments on notes payable - related parties	(2,900)	(1,990)
Proceed from notes payable - shareholders	-	208,622
Payments on notes payable - shareholders	-	(120,000)
Payments on loans	(49,000)	(68,384)
Proceeds from convertible notes payable	475,000	650,000
Deferred financing costs	(40,622)	-
Proceeds from conversion of warrants	-	132,000

Net cash generated by (used in) financing activities	$382,478	$801,573

Net (decrease) increase in cash and cash equivalents	$-	$878

Cash and cash equivalents at beginning of year	-	45,055

Cash and cash equivalents at end of period	$-	$45,933

(continued)

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
For the Nine Months Ending September 30, 2005 and 2004

	September 30,	September 30,
	2005	2004
Supplementary disclosures of cash flow information	(unaudited)	(unaudited)
Cash paid during the year for
Interest	$3,150	$2,561
Taxes	$-	$12,399

Supplemental schedule of non-cash investing and financing activities:

Non-cash investing and financing activities:
Common stock issued for services	$150,000	$648,785
Common stock issued for conversion of notes payable	$-	$539,341
Common stock issued for compensation	$-	$391,750
Retired 1,250,000 shares of common stock	$-	$250,000
Sale of EntreMetrix- non-cash gain	$-	$276,848

During the nine months ended September 30, 2005, the Company entered into the following non-cash transactions:

Issued 3,000,000 shares of common stock for professional services valued at $150,000

During the nine months ended September 30, 2004, the Company entered into the following non-cash transactions:

Recorded gain on extinguishment of notes payable and related accrued interest of $107,742

Issued 3,955,000 shares of common stock for consulting services and compensation valued at $575,015

Issued 18,631,518 shares of common stock for conversion of $671,341 of notes payable and interest

Issued 2,197,727 shares of common stock to an officer for prior year compensation valued at $317,980 and current period compensation of $73,770

Retired 1,250,000 shares of commons stock valued at $250,000.

The sale of entreMetrix resulted in a non-cash gain of $276,848.

See accompanying notes.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
September 30, 2005

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
September 30, 2005

1. Summary of Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited interim consolidated financial statements represent the financial activity of Kaire Holdings Incorporated and its subsidiaries. The consolidated financial statements for the nine months ended September 30, 2005, have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended September 30, 2005, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The Company’s fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

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
September 30, 2005

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

For the three months ended September 30, 2005, gross revenues were $429,268 less approximately $153,314 of contractual adjustments based on reimbursement contracts, resulting in net third-party contract revenues of approximately $275,954. For the nine months ended September 30, 2005, gross revenues were $1,305,564 less approximately $330,998 of contractual adjustments based on reimbursement contracts, resulting in net third-party contract revenues of approximately $975,566.

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

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
September 30, 2005

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

The Company issued a warrant to purchase 12,000,000 shares of Kaire’s common stock to Steve Westlund during the nine months ended September 30, 2005. The warrant is a five year warrant with an exercise price of $0.05 per share. None were issued during the nine months ended September 30, 2004.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
September 30, 2005

1. Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the nine months ended September 30, 2005 and 2004, comprehensive loss is equivalent to the Company’s net loss.

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. There were no advertising and marketing costs for the nine-month period ended September 30, 2005. Advertising and marketing costs for the nine-month period ended September 30, 2004, were $817.

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

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
September 30, 2005

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

In December 2004, the FASB issued a revision to SFAS 123, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of this standard is for periods beginning after December 15, 2005. The Company has determined that the adoption of SFAS 123R will result in the Company having to recognize additional compensation expense related to the options or warrants granted to employees, and it will have an impact on the Company’s net earnings in the future. This standard requires expensing the fair value of stock option grants and stock purchases under employee stock purchase plan. The Company has adopted this standard effective January 1, 2005.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 151 is effective for a fiscal year beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
September 30, 2005

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

2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $820,879 and $1,061,598 for the nine-month periods ended September 30, 2005 and 2004, respectively. The Company also had a net working deficit of $1,493,246 for the nine months ended September 30, 2005. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations, it might be required to curtail or discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
September 30, 2005

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

3. Accounts Receivable - Trade

For the nine-month periods ended September 30, 2005 and 2004, approximately 95% and 94% of net revenues of continuing operations were derived under federal, state and third-party insurance reimbursement programs. For the three- and nine-month periods ending September 30, 2005 the breakout is as follows:

	September 30, 2005
	Three Months	Nine Months
Medi-Cal	53.8%	70.9%
Medi-Care	0.8%	1.4%
Private Party	15.7%	7.8%
Other third-parties	29.7%	19.9%

These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any would not be material to the financial position, results of operations or cash flows of the Company.

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts. The Company bases this estimate on historical collection experience and a review of the current status of trade accounts receivable. The Company determined that no allowances for doubtful accounts as of September 30, 2005 and December 31, 2004 were necessary.

4. Common Stock Transactions

The common stock transactions during the nine months ended September 30, 2005, were as follows:

•	The Company issued 3,000,000 shares of its common stock with a fair market value of $150,000 for consulting services provided to the Company.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
September 30, 2005

4. Common Stock Transactions (continued)

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

5. Related Party Transactions

The following transactions occurred between the Company and certain related parties:

Source One Group

The Company’s chief financial officer also serves as the chief financial officer of Dalrada Financial Corporation (Dalrada). Dalrada through its subsidiary Source One Group (SOG) operates a professional employment organization. SOG provides services for the Company as its professional employment organization. The Company entered into an Employment Services Agreement with SOG pursuant to which SOG has agreed to render professional employment and related services to the Company for a fee. The Company paid fees to SOG totaling $9,417 for the nine months ended September 30, 2005. The fees charged by SOG to the Company are at the prevailing rate that SOG charges others.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
September 30, 2005

6. Property and Equipment

Property and equipment at September 30, 2005 and December 31, 2004 consisted of the following:

	2005	2004

Furniture and fixtures	$85,000	$85,000
Vehicles	14,712	14,712
Computers and equipment	22,094	21,144
	121,806	120,856

Less accumulated depreciation and amortization	(73,022)	(51,071)

Total	$48,784	$69,785

Depreciation and amortization expense was $21,952 and $21,714 for the nine months ended September 30, 2005 and 2004, respectively.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2005 and December 31, 2004 of the following:

	September 30, 2005	December 31, 2004

Accounts payable	$318,172	$356,969
Accrued professional and related fees	61,072	90,000
Accrued compensation and related payroll taxes	22,836	-
Accrued interest payable	-	2,000
Barnes settlement	33,846	-
Other accrued expenses	3,399	813
Total	$439,325	449,782

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
September 30, 2005

8. Convertible Notes Payable and Debentures

Convertible debentures consist of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
8% convertible subordinated debentures, originally due in October 2002 and now on demand. Interest is payable quarterly.	$38,547	$38,547

8% convertible subordinated debentures, originally due in January 2003 and now on demand. Interest is payable quarterly.	196,103	196,103

8% convertible subordinated debentures, originally due in August 2003 and now on demand. Interest is payable quarterly.	121,926	121,926

8% convertible subordinated debentures, due in December 2005. Interest is payable quarterly, and principal is due at maturity.	320,000	320,000

8% convertible subordinated debentures, due in April 2006. Interest is payable quarterly, and principal is due at maturity.	650,000	650,000

8% convertible subordinated debenture, due on March 29, 2006. Interest is payable quarterly, and principal is due at maturity.	125,000	-

8% convertible subordinated debentures, due in June 2007. Interest is payable quarterly, and principal is due at maturity.	350,000	-

	1,801,576	1,326,576

Less: Unamortized Bond Discount and Unamortized Debt Issuance Costs	(530,854)	(374,538)

Total debt	1,242,769	952,038

Less: current portion	(746,970)	(566,158)

Convertible debentures, less current portion	$495,799	$385,880

8% Convertible Debentures

During 2000, the Company issued convertible notes that were due in October 2002. The notes have a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. In 2004, the noteholders converted $327,094 of the outstanding principal into the Company’s common stock. $38,547 of these notes was still outstanding as of December 31, 2004 and September 30, 2005, respectively.

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

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
September 30, 2005

8. Convertible Notes Payable and Debentures (continued)

8% Convertible Debentures (continued)

During January 2001, the Company issued convertible notes aggregating to $500,000, which were due in January 2003. The notes have a stated interest rate of 8% per annum, and interest is payable quarterly and the principal balance is due at maturity. As of December 31, 2003, the Company had converted $196,650 into its common stock. In 2004, the Company converted an additional $87,247 into common stock. The Company has an outstanding principal balance of $196,103 on these notes as of December 31, 2004 and September 30, 2005, respectively.

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

In November 2003, the Company obtained debt financing of $370,000 through the issuance of convertible notes payable. The Company also issued warrants to purchase 2,200,000 shares of the Company’s common stock to various parties as part of these financing agreements. The principal balance of $320,000 was still outstanding as of December 31, 2004 and September 30, 2005.

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

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
September 30, 2005

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
September 30, 2005

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

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
September 30, 2005

9. Commitments and Contingencies (continued)

Litigation (continued)

Company Is in Dispute with a Vendor

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherowitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care. H.D. Smith is seeking $430,205 plus interest. On December 30, 2004 a settlement was reached where Kaire is obligated to pay the plaintiff $50,000. Kaire’s payment began with the court approval of the settlement, with $10,000 paid July 8, 2005 and the balance paid based on 12 monthly installments of $3,077 (which includes interest of 7.50%) to commence shortly thereafter. The balance owned as of September 30, 2005 was $33,845.

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

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
September 30, 2005

10. Stock Options and Warrants

The following summarizes the Company’s stock option and warrants activity:

	Warrants And Stock Options Outstanding	Weighted Average Exercise Price

Outstanding December 31, 2004	4,444,444		$0.17

Granted March 29, 2005	3,694,444		$0.04
Granted June 22, 2005	5,833,333		$0.03
Exercised	-	$
Expired/Cancelled	-	$

Outstanding September 30, 2005	13,972,221		$0.08

The Company has 13,972,221 warrants outstanding as of September 30, 2005 and 4,444,444 as of December 31, 2004. The weighted average exercise price of the outstanding warrants as of September 30, 2005 is $0.08. The outstanding warrants have a clause that causes the exercise price to be adjusted down by the Company upon certain Company actions by the warrant holders. The warrants expire 5 years from the original date of grant. The Company has not repriced any warrants as of September 30, 2005.

11. Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. As of September 30, 2005, potentially dilutive securities consist of convertible debentures convertible into 83,406,296 common shares and warrants convertible into 13,972,221 shares. Earnings per share-dilutive does not include the effect of potentially dilutive securities for the nine months ended September 30, 2005 and 2004 respectively. The loss from operations and the net loss for the nine months ended September 30, 2005 and 2004 make these securities anti-dilutive.

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

Kaire Holdings Incorporated
and Subsidiaries
Notes to Financial Statements
September 30, 2005

12. Discontinued Operations - Classic Care, Inc. (continued)

The net assets (liabilities) of the discontinued operations have been recorded at their estimated net realizable value under the caption “Net assets (liabilities) of discontinued operations - Classic Care” in the accompanying Balance Sheets at September 30, 2005 and December 31, 2004 consist of the following:

	September 30, 2005	December 31, 2004
Non-trade receivable	-	-

Total Assets	$-	$-

Accounts payable	(131,845)	(131,845)
Accrued liabilities	(13,766)	(13,766)
Total liabilities	(145,611)	(145,611)
Net assets (liabilities) of discontinued operations	$(145,611)	$(145,611)

There were no revenues or expenses for the discontinued operations of Classic Care for the nine-month periods ended June 30, 2005 and 2004.

13. Subsequent Events

The Company is in default of the registration requirement of the June 23, 2005 notes, which required that a registration statement for the underlying shares be filed within 45 days of the closing day of the funding (i.e. August 8, 2005). The Company is in the process of remedying this default.

In October 2005, the Company’s Chief Executive Officer received a 5 year option to purchase 12 million shares of the Company’s common stock at an option price of $0.05 per share.

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

Short Term Goals

Our main short term goal is to increase sales revenue and achieve profitability on an operational cash flow basis. We hoped to have reached that goal this quarter, however the combination of the loss of two large facilities during the first and second quarter plus the being notified on October 17, 2005 that Medi-Cal denied our pharmacy’s Med-Cal Provider Application has resulted in an overall longer than anticipated ramp up of sales and has delayed that projection to sometime into 2006. Once achieved, we will be able to reduce or eliminate the need to raise additional working capital to sustain operations. Achieving this goal would include accomplishing the following:

•  Increase the number of retail and long term care private pay and third party pay patients by focusing more of our resources on targeted sales and marketing programs.
•  Develop revenue channels with higher gross profit margins such as durable medical equipment such as wheel chairs, beds and walkers, and equipment rentals.
•  Enhancing operational efficiencies during this expansion mode such as by installing procedures for routine functions and reassign employee functions that fit their individual strengths.
•  Relocate the pharmacy to an area that can more efficiently service Los Angeles Hospital patients.

Long Term Goals

Our long term goals would be to expand on our short term goals, (i.e. expand our service coverage area) to increase sales and to introduce service programs that would be custom tailored to meet the needs of our clients as those needs arise.

Our work force is expected to stay flat in the immediate future.

Concerning working capital, historically our revenues have been insufficient to cover operations. For the first nine month period ending September 30, 2005 our operations have been generating an average monthly positive cash flow from operations of $13,500. However this is quickly used up and the Company has relied in part on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants to meet most non-operational needs. In addition, with revenue grow being delayed till sometime in the second or third quarter of 2006, we believe that over the next twelve months there will be a need for additional working capital to meet our non-operational needs. This evaluation is based on the need to cover the costs of the large addition burdens put on the company due to reporting regulation changes plus the desire to relocate our pharmacy to an area that allows for better servicing of clients. In the event that we are unable to obtain additional funding over the next several months, we will need to reduce non operational programs to a point where cash outflow will not exceed cash inflow.

Historically, we have been successful in our efforts to secure working capital from private placements of common stock securities, bank debt, loans from private investors and the exercise of warrants for common stock. However, there can be no assurances that private or other capital will continue to be available, to meet our cash needs, or that a sufficient amount of our common stock or other securities can or will be sold or that any common stock purchase options/warrants will be exercised to fund the non operational needs of the Company. Management raised an additional $125,000 in March 2005 and $350,000 in June 2005 thought the issuance of convertible notes.

Results of Operations

Three and Nine Months Ended September 30, 2005 Compared to September 30, 2004

Revenues
For the three months ended September 30, 2005, revenues were approximately $271,695 and $976,446 respectively, for a decrease of $369,408 and $762,029 (57.62% and 43.83%) respectively for the same periods in 2004. The decrease in revenue is a result of the discontinued servicing of two related 100 bed skilled nursing facilities, one of which was very costly to service due to its distant location and service requirements. In addition on October 17, 2005, Medi-Cal denied our Pharmacy’s Medi-Cal provider application which means that some time in the near future our Medi-Cal provider number will be turned off and we will be unable to service our Medi-Cal clients. We have been focusing on signing up non Medi-Cal clients and as of 3rd quarter have reduced our Medi-Cal revenue to approximately 53% of our total revenue. It is anticipated that by the end of the 4th quarter we will have completely replaced our Med-Cal revenue. The main vehicle that has been offsetting the lost sales has been though the five year agreements we signed to provide full pharmacy services to over 100,000 Commercial, Senior and Medi-Cal patient enrollees for two geographically distinct Independent Physician Associations (IPA’s) in San Bernardino, Riverside and Los Angeles counties. However the increase in sales from this arrangement is anticipated to be phased in over several years.

Cost of Goods Sold

Cost of goods sold for the three and nine-month period ending September 30, 2005 was $187,339 and $679,886 respectively, for a decrease of $296,654 and $645,537 (61.29% and 48.70%), respectively, over the same periods in 2004. This decrease is a direct result of the fall in sales.

Gross Profit

Gross profit for products and services was $84,356 and $296,560 for the three and nine months ended September 30, 2005, a decrease of $72,754 (46.31%) for the same three-month period in 2004 and a decrease of $116,492 (28.20%) for the same nine-month period in 2004. The gross profit margin for the three and nine months ended September 30, 2005 was 31.0% and 30.4% respectively. The decrease in gross profit was due to the decrease in gross revenues.

Operating Expenses

Operating expenses for the three and nine month period ended September 30, 2005 were $189,823 and $869,661 respectively for a decrease of $116,190 (37.97%) and $612,700 (41.33%) respectively from the same periods in 2004. The $612,700 decrease in expenses is mainly attributable to 1) $683,318 decrease in consulting services, 2) decrease of $48,599 in salaries and related expenses due to headcount reduction, 3) $27,968 decrease in marketing, $12,557 in outside services, $21,384 in auto, $18,039 decrease in selling expense, and $1,806 in net miscellaneous items all due to the decrease in facilities serviced, 4) $8,398 decrease in rent, offset by 5) $66,615 increase in legal fees and 6) $142,754 increase in accounting fees.

Interest Expense

Interest expense for the three and nine months period ended September 30, 2005 was $71,932 and $247,778 respectively which was a decrease of $11,969 and $83,923 (14.27% and 25.30%) from the comparable three and nine months period from the prior year. The decrease in interest expense is a result of a combination of a decrease in amortization of the value attributed to the warrants and beneficial conversion feature associated with the convertible debt issued in April of 2004, the pay down of certain notes payable. However, this decrease was offset by new issuance of convertible notes during the 2nd quarter of 2005.

Federal Income Tax

No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through September 30, 2005, the Company incurred a net operating loss for tax purposes of approximately $820,879. The net operating loss carry forward may be used to reduce taxable income through the year 2014. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years.

Liquidity and Capital Resources

Net cash loss (net loss less non-cash items affecting net loss) for the nine month period ending September 30, 2005 amounted to $503,242, which mainly consisted of the net loss for the nine months ending September 30, 2005 of ($820,879) offset by the following: 1) depreciation and amortization of $21,952, 2) amortization of warrant and beneficial conversion feature of $116,241, 3) common stock issued for professional services and compensation of $150,000, and 4) amortization of debt issuance costs of $29,444.

Net cash generated by operating activities for the nine month period ending September 30, 2005 amounted to $121,714, consisting of a decrease in inventory of $77,888, an increase in accrued interest on convertible notes of $91,508 and an increase in bank overdraft of $24,300. These changes were offset by increases in trade accounts receivable and other receivables of $61,525, an increase in accounts payable and accrued expenses of $10,120 and an increase in sales tax payable of $337. We continue to rely on debt financing to meet our working capital needs.

Net cash used in investing activities for the nine month period ending September 30, 2005 was $950 which was attributable to the Company’s purchase of computer equipment.

Net cash generated from financing activities for the nine month period ending September 30, 2005 was $382,478 which consisted of payment on notes payable to related parties of $2,900, payments on loans of $49,000 and deferred financing costs of $40,622 offset by proceeds from the issuance of a convertible note of $475,000.

On September 30, 2005 the Company had total assets of $315,121 compared to $352,485 on December 31, 2004, a decrease of
$37,364 or 10.60%. The Company had a total stockholder's deficit of $1,968,215 on September 30, 2005, compared to a stockholders deficit of $1,558,716 on December 31, 2004, an increase of $409,499 or 26.27%. As of September 30, 2005 the Company's working capital position decreased by $250,625 (20.17%) from a working capital deficit of $1,242,621 at December 31, 2004 to a working capital deficit of $1,493,246 at September 30, 2005. This result was attributed primarily to increases in 1) convertible notes - current portion of $180,812, 2) accrued interest on the current portion of the accrued notes of $91,508 3) an increase in bank overdrafts of $24,300 plus a decrease in inventory of $77,888 offset by increases in 1) accounts receivable trade of $60,385 and 2) employee advances of $1,140, offset by decreases in 1) accounts payable and accrued expenses of $10,457, 2) loans payable of $49,000, and 3) notes payable related parties of $2,900.

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs however it is unlikely that there will be sufficient capital to meet our non operational needs. The following is a discussion of future cash requirements.

Estimated future cash requirements

Our estimate of net cash requirements for overhead for the next twelve months subsequent to September 2005 is approximately $59,000 a month for a twelve-month total of $708,000. The estimate of net cash inflow from operations for that time period is estimated to be no less than $561,000. This results in a total shortfall of approximately $147,000 or some $12,250 a month. This shortfall has been offset by certain legal, accounting and management deferring there salary and fees. The deferral of these charges will most likely continue until sales ramp up to a sufficient level.

We have generally financed our operational and non-operational costs through the sale of its common stock. With non-operational costs certain to increase in the near term, it is anticipated that we will need an additional infusion of funds of approximately $300,000 from outside sources. In June 2005, we received some of the needed funds of $350,000 in funds pursuant to a subscription agreement and will need an additional $300,000 over the next several months. If we are unable to gain access to such funding, we will be forced to curtail operations or possible go private to defray is even increasing burden of being a public company.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, we have experienced net losses of $820,879and $1,061,598 for the nine months ended September 30, 2005 and 2004, respectively. We also have a net working deficit of $1,493,227 for the nine months ended September 30, 2005. Additionally, we must raise additional capital to meet our working capital needs. If we are unable to raise sufficient capital to fund our operations, we might be required to curtail or discontinue our pharmacy operations. These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the our ability to generate sufficient sales volume to cover our operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

  (b)        Changes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, there have not been any changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

H.D. Smith Wholesale Drug Company - Action for breach of contact and other various causes of action

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherowitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care. H.D. Barnes is seeking $430,205 plus interest. On December 30, 2004 a settlement was reached where Kaire is obligated to pay the plaintiff $50,000. Kaire’s payment began with the court approval of the settlement, with $10,000 paid July 8, 2005 and the balance paid based on 12 monthly installments of $3,077 (which includes interest of 7.50%) to commence shortly thereafter. The balance owned as of September 30, 2005 was $33,845.

McKesson Medical - Surgical Inc. v. Effective Health

On January 20, 2005, McKesson Medical-Surgical, Inc. (“Plaintiff”) filed a complaint against Effective Health, Inc., a subsidiary of Kaire, for failure to pay the principal sum of $17,466 for goods and/or services. A settlement was reached in October 2005 calling for Effective Health to pay $2,000 upon execution and $1,300 a month until the balance is paid off.

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

KAIRE HOLDINGS INCORPORATED.
(Registrant)

Dated: November 21, 2005      By: /s/ Steven R.Westlund
                                                           Steven Westlund
                                                           Chief Executive Officer, Chairman

          Dated: November 21, 2005        By: /s/ Randy Jones
Randy Jones
Chief Financial Officer