Form 10KSB
period 2005-12-31
KAIRE HOLDINGS INC
filed 2006-04-17
CIK 822997

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2005.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ________

Commission file number 0-21384

KAIRE HOLDINGS INCORPORATED
(Name of small business issuer in its charter)

Delaware	8980	13-3367421
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number )	Identification No.)

552 Sespe Avenue, Suite D, Fillmore , CA	93015
(Address of principal executive offices)	(Zip code)

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
Yes X No ࿴

Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ⁯

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ⁯ No ࿴

The issuer had net revenues of $1,252,958 for the fiscal year ended December 31, 2005.

The aggregate market value of the voting stock held by non-affiliates on March 31, 2006 was approximately $41,600 based on the average of the bid and asked prices of the issuer’s common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of December 31, 2005, 35,453,897 shares of the issuer’s Common Stock were outstanding. As of March 31, 2006, 37,030,442 shares of the issuer’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s report on Form S-8 dated February 1, 2005: Part III
The Company’s report on Form 8-K dated February 1, 2006: Items 1.01 and 7

Transitional Small Business Disclosure Format Yes   No X

PART I

ITEM 1. Description of Business

Business

Present Business

We provide both retail and long term care pharmacy services. Long term pharmacy care services focus on the following: 1) helping chronically ill patients residing in assisted living facilities maintain compliance with their medication therapies; 2) monitoring any adverse drug reactions and 3) assist the long term care providers monitor patient progress. Specialized long term care services include providing the patients their monthly cycle medications, providing the long term care providers with in service training and drug education, including providing detailed policies and procedures manuals, provide monthly reviews of patient drug regimes and processing all patient insurance claims. Specialized products include unit dose bubble pack of individual patient’s medication, secure mobile medication carts, and emergency medication kits for night or weekend patient emergencies.

These services are now provided through our subsidiary Effective Health, Inc., which on January 26, 2003 acquired certain assets of Sespe Pharmacy, which is located in Fillmore, California, and also the location of our corporate office. Sespe Pharmacy was strictly a retail pharmacy with a small walk-in customer base. We purchased the assets of Sespe Pharmacy with the intention it would serve as our base of pharmacy operations for long term care facilities. We have maintained Sespe Pharmacy’s small retail business as a service to the community with our main business is using Sespe Pharmacy as the center for disbursing retail and long term care prescriptions, incontinence supplies and durable medical equipment required by our client long-term facilities. Currently the pharmacy fills approximately 10 to 20 walk in retail prescriptions a day. We service approximately 15 medium to small residential board and care facilities delivering an average of 80 prescriptions each day. We are not dependent upon any one facility for the majority of our revenue. It is anticipated that the main vehicles for revenue growth will be through the five year agreements we signed to provide full pharmacy services for the Senior and Medi-Cal patient enrollees for two geographically distinct Independent Physician Associations (IPA’s) in San Bernardino, Riverside and Los Angeles counties.

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

On April 17, 2002 that we received notice from State of California Department of Health Services (“DHS”) informing us that they were suspending Classic Care Pharmacy’s Medi-cal provider number and withholding 100% of Classic Care Pharmacy’s Medi-cal payments. The DHS alleged that based on their investigation, Classic Care Pharmacy had submitted numerous patients’ claims without proper documentation.

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

In January 2003, all operations at Classic Care Pharmacy ceased and Classic Care, Inc was dissolved.

Acquisition of Sespe Pharmacy

In November 2002, Kaire, through its subsidiary Effective Health, Inc., opened escrow to purchase certain assets of Sespe Pharmacy, located in the Sespe medical clinic in Fillmore, California. Escrow closed on January 26, 2003. Sespe Pharmacy was a small retail pharmacy that serviced the local community.

Effective Health, Inc., (d/b/a Sespe Pharmacy) serves as our base of pharmacy operations. Sespe Pharmacy was a vehicle to resume our board and care marketing efforts which has resulted in a number of new facilities becoming customers of our specialized pharmacy service programs.

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

Entremetrix

On March 18, 2003, YesRx.com, Inc. purchased Entremetrix, a California corporation, by acquiring all of the outstanding capital stock of EntreMetrix, Inc. for a total purchase price of $2,750,000, consisting of a promissory note of $2,500,00 payable to Richard McKinley, the owner and founder of EntreMetrix plus 1,250,000 (post split) restricted shares of KAIH Common Stock valued at the time at $250,000. Entremetrix provides financial and administrative support for smaller medical companies, long term board and care facilities, and pharmacies, to their administrators, employees, patients, clients and services providers. However, after almost a year of the Professional Employer Organization business, we felt that it was in our best interests to develop our pharmacy business and discontinue our employer services business. Therefore, on February 12, 2004 documents were drafted for the unwinding of the purchase of EntreMetrix which occurred on February 25, 2004. The terms called for 100% of the outstanding shares of EntreMetrix held by Kaire Holdings Incorporated to be exchanged for the two million five hundred thousand dollars ($2,500,000) note payable to Richard McKinley, plus any accrued interest; and (ii) the two hundred fifty million (250,000,000) pre-split (1,250,000 post split) shares of common stock held by Richard McKinley. There were no outstanding liabilities on either side of this transaction. The executed documents were delivered on February 25, 2004. As a result Richard McKinley and EntreMetrix are no longer affiliated with Kaire Holdings and YesRx.com, Inc.

Reverse split

On July 10, 2003, Kaire reverse split its common stock at a 200 to one ratio. As of March 31, 2006 there are 900,000,000 shares of common stock authorized with 37,030,442 shares issued and outstanding. As of March 31, 2006 there are also $1,951,576 in outstanding notes that are convertible into approximately 121,215,901 shares of common stock at the April 7, 2006 closing market price of $.023 discounted by 30%, and outstanding warrants exercisable into 92,138,887 shares of common stock.

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

H.D. Smith Wholesale Drug Company - Action for breach of contact and other various causes of action

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherowitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care. H.D. Barnes is seeking $430,205 plus interest. On December 30, 2004 a settlement was reached where Kaire is obligated to pay the plaintiff $50,000. Kaire’s payment obligation will mature upon court approval of the settlement, with $10,000 due immediately (paid July 8, 2005) and the balance paid based on 12 monthly installments of $3,077.06 (which includes interest of 7.50%) to commence shortly thereafter. The balance owed as of December 31, 2005 was $24,614.70. Kaire is currently in breach of this court order.

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

Except as otherwise specifically indicated above, we believe that we do not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 2005.

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

	High	Low
Year ended December 31, 2004
First quarter	$ 0.32	$ 0.05
Second quarter	0.19	0.10
Third Quarter	0.15	0.05
Fourth quarter	0.08	0.04
Year ended December 31, 2005
First quarter	$ 0.07	$ 0.04
Second quarter	$ 0.04	$ 0.02
Third quarter	$ 0.03	$ 0.02
Fourth quarter	$ 0.03	$ 0.01
Year ended December 31, 2006
First Quarter	$0.03	$0.02

As of March 31, 2006, there were approximately 821 registered shareholders of KAIH’s Common Stock with 37,030,442 shares issues and outstanding.

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
The balance as paid in full on June 23, 2005.

In March 29, 2005, Kaire issued a $125,000, 8% interest per annum, two year convertible note to the Longview Fund LP. The Conversion Price per share shall be the lesser of (i) $.04 or (ii) eighty-five (85%) of the average of the closing bid prices for the fifteen (15) trading days prior to but not including the conversion date for the common stock. In addition Longview was issued a class A warrant for the purchase of 694,444 shares of the common stock at a per share purchase price of $0.042, and a class B warrant for the purchase of 3,000,000 shares of the common stock at a per share purchase price of $0.04

On June 23, 2005, Kaire issued $350,000 in Convertible Debentures, 8% annual interest rate, pursuant to a Securities Purchase Agreement (the “Agreement”). The convertible debentures can be converted into shares of common stock with the conversion price being the lesser of $0.03 per share, or 80% of the average of the lowest five closing bid prices of the common stock during the 20 trading days preceding the conversion date. These notes mature in two years. Longview Fund was issued a $100,000 in secured convertible debenture, Longview Equity Fund, L.P. was issued a $175,000 secured convertible debenture, and Longview International Equity Fund, LP was issued a $75,000 secured convertible debenture. In connection with the convertible notes, the following common stock issuable upon the exercise of warrants at $0.04: 1,291,667 shares of common stock issuable to Longview Fund LP, 875,000 shares of common stock issuable to Longview Equity Fund LP, and 875,000 shares of common stock issuable to Longview International Equity Fund, LP.

On December 13, 2005, Kaire entered into a subscription agreement with the Longview Fund LP to issue $350,000 in convertible debentures, 12% annual interest rate in three traunches. The first traunch, a convertible debenture for $150,000, was issued on December 13, 2005 and its underlying shares are being registered through this document.

On March 13, 2006, the second traunch of $100,000 was issued and the third traunch of $100,000 is to be issued on or about April 15, 2006. The convertible debentures can be converted into shares of common stock with the conversion price being 70% of the average of the lowest five closing bid prices of the common stock during the 20 trading days preceding the conversion date.

The holders of the above convertible debentures may not convert its securities into shares of Kaire’s common stock if after the conversion such holder would beneficially own over 9.9% of the outstanding shares of Kaire’s common stock. The holder may waive this percent ownership restriction upon not less than 61 days notice to KAIH. Since the number of shares of KAIH’s common stock issuable upon conversion of the debentures will change based upon fluctuations of the market price of KAIH’s common stock prior to a conversion, the actual number of shares of KAIH’s common stock that will be issued under the debentures owned by the holders is based on a reasonable good faith estimate of the maximum amount needed.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements and related notes thereto.
Critical Accounting Policy

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

Short Term Goals

Our main short term goal is to increase sales revenue and achieve profitability on an operational cash flow basis.  We hope to achieve this goal around the second to third quarter in 2006. To achieve this goal, we are focusing on the following:

•  Increase the number of retail and long term care private pay and third party pay patients, as opposed to Medi-Cal patients, by focusing more of our resources on targeted sales and marketing programs.
•  Develop revenue channels with higher gross profit margins such as durable medical equipment such as wheel chairs, beds and walkers, and equipment rentals.
•  Enhancing operational efficiencies during this expansion mode such as by installing procedures for routine functions and reassign employee functions that fit their individual strengths.
•  Relocate the pharmacy to an area that can more efficiently service Los Angeles hospital patients as well as lower the cost of doing business.

Though we have customers in place that will steadily increase our revenue over the next six to twelve months, we have not generated enough upfront new business to date to make up the loss of revenue incurred from the loss of two large clients during the first and second quarter of 2005. Therefore we are experiencing a longer than anticipated ramp up of sales which has delayed the projection for increased sales and a favorable cash flow position for sometime into the second or third quarter of 2006.

Long Term Goals

Our long term goals would be to expand on our short term goals, (i.e. expand our service coverage area) to increase sales and to introduce service programs that would be custom tailored to meet the needs of our clients as those needs arise.

Concerning working capital, historically our revenues have been insufficient to cover the cost of running Kaire Holdings operations plus its non operational costs. Based on our cash flow statement, for the twelve month period ending December 31, 2005 our operations have been generating an average monthly positive cash flow from operations of $19,794. However this is quickly used up with the additional funds required to cover non operational costs which include the costs to maintain a public entity. In order to cover such costs, Kaire Holdings has had to rely in part on private placements of common stock securities, loans from private investors and in some instances the exercise of common stock warrants to meet the non-operational needs. With revenue growth being delayed till sometime in the second or third quarter of 2006, we believe that over the next twelve months there will be a need for additional working capital to meet our non-operational needs. Currently Kaire maintains no excess cash, i.e. it is used as soon as it is received. We estimate that an additional $200,000 in funds will need to be raised in order to carry us through the next twelve months.

This evaluation is based on the need to cover the costs of the addition burdens put on the company due to reporting regulation changes plus the desire to relocate our pharmacy to an area that allows for better servicing of clients. In the event that we are unable to obtain additional funding over the next several months, we will need to reduce non operational programs to a point where cash outflow will not exceed cash inflow and curtail any growth in operations.

Historically, we have been successful in our efforts to secure working capital mainly from private placements of common stock securities and loans from private investors. However, there can be no assurances that private or other capital will continue to be available to meet our cash needs, or that a sufficient amount of our common stock or other securities can or will be sold or that any common stock purchase options/warrants will be exercised to fund the non operational needs of the Company.

On December 13, 2005, Kaire entered into a subscription agreement to issue $350,000 in convertible debentures, 12% annual interest rate in three traunches. A convertible debenture for $150,000 was issued on December 13, 2005 and its underlying shares are being registered through this document. A second convertible debenture of $100,000 was issued on March 13, 2006 and the third traunch of $100,000 is to be issued on or about April 15, 2006.

Our work force is expected to stay flat in the immediate future.

Our present staff has the capacity to service double our existing business level including the first cluster of IPA patients. Therefore we anticipate that our present staffing requirements will remain level for at least the next twelve months.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net revenue from continuing operations for the year ended December 31, 2005 was $1,252,958 as compared to $2,218,086 for the same period in 2004, or a decrease of $965,128 (43.5%). The decrease in net revenues was attributable to a decrease in two large long term care facilities we were serving.

We consider that the decision to discontinue servicing the two related skilled nursing facilities was a mutual decision. Both the facilities and our company had discussed ending our relationship on several occasions. However, the facility management did send the actual letter informing us that they wished to terminate the pharmacy services agreement. Our discussions to terminate services were based on a number of factors, the main factor being the number of deliveries required per day which made the distance to the facilities also a factor. The distance to the first facility was one hundred seventy five miles from our pharmacy and the second facility was sixty five miles from our pharmacy. Initially, we believed that the issue of distance would not pose a problem because the services agreements called for one delivery per day to the most distant facility and two daily deliveries to the second facility. However, the need for additional deliveries per day arose immediately due to the large number of emergency issues at the facilities which included the facilities misplacing patient medications, or doctors making multiple changes in patient’s medications in a single day. Overall, our company was losing money servicing these facilities due to these multiple deliveries of medications as well as the excessive overtime we had to pay our delivery staff to accommodate the facilities.

In addition on October 17, 2005, Medi-Cal denied our Pharmacy’s Medi-Cal provider application which means that some time in the near future our Medi-Cal provider number will be turned off and we will be unable to service our Medi-Cal clients. We have been focusing on signing up non Medi-Cal clients and as of the 4th quarter have reduced our Medi-Cal revenue to approximately 56.8% of our total revenue. It is anticipated that by the end of the 2nd quarter 2006 we will have completely replaced our Med-Cal revenue. The main vehicle that has been offsetting the lost sales has been though the three year agreements we signed to provide full pharmacy services to the Senior and Medi-Cal patient enrollees for two Independent Physician Associations (IPA’s) with member facilities in San Bernardino, Riverside and Los Angeles counties. These IPAs service up to 100,000 patient enrollees of which Kaire could eventually access up to 6% (or 6,000 patients).

The pharmacy services agreements with the two Independent Physicians Associations (IPA’S) would be minimally affected by the denial of the Medi-Cal provider number. The vast majority of the patients served by the IPA’S are covered by commercial insurance providers such as Blue Cross, Health Net, Molina, Pacific Care, Medicare, Blue Shield and others. Our company is able to provide services to these patients and receive payment from the insurance providers as well as directly from the IPAs.

The phasing in of sales from the IPAs will take several years. The IPA patients are clustered around member hospitals and clinics that are located from East Los Angeles County and extend past San Bernardino County. Servicing each cluster would require a separate pharmacy to be located at each cluster. At present we have only one pharmacy. Once we have successfully phased a cluster of patients geographically close to our pharmacy we can proceed to determine which next cluster of patients to service and set up a new pharmacy to provide such service, and keep repeating this scenario. It has taken us several months to understand how the IPAs work, and we are still three to six months away from completing our phase in with this first cluster of patients. Based on our experience in setting up the service for the first cluster of patients. Expanding into each new cluster would require about six months each. Thus expanding one cluster at a time will be a multi year process.

Another factor that we have to phase in relates to the nature of services the patients need and the ease of phasing those patients to our pharmacy. Patients are grouped according to the type of services needed. These groups include the following: a) patients discharged from member hospitals, b) patients treated at member clinics, c) patients with refillable prescriptions, and d) long term care home therapy patients.

The easiest group of patients to phase in are the patients discharged from member hospitals or treated in one of the member clinics for the following reasons: 1) it is the responsibility of the IPA’s to pay us for services provided to these patients, thus we invoice the IPA for services rendered, and 2) our company is able to select and serve a group of patients that are geographically clustered close to our pharmacy. Once established with these groups we can phase in patients with refillable prescriptions and long term care home therapy patients. This phase in method helps facilitate the overall plan of expanding our business one cluster at a time.

As mentioned above, Kaire will gain access to just a small portion of the 100,000 IPA patients (approximately 6%) which will be phased in over several years. The first cluster of patients that we will be servicing will be in the range of 400 to 600 patients. The next targeted cluster of patients should range for 1,200 to 2,000 patients.

Gross profit for the year ended December 31, 2005 was $351,975 as compared to $231,806 for the same period in 2004, or an increase of $120,169 (51.8%). The gross profit percentage of 28.1% for the period ended December 31, 2005 increased from 10.5% for the same period in the prior year. The increase in gross profit was attributable to new business’ being signed up having a higher margin selection of products.

Operating expenses for the period ending December 31, 2005 were $1,449,127 compared to $1,717,081 for the same period in 2004, or a decrease of $267,954 (15.6%). The decrease in operating expenses was mostly attributable to decreases in the following: 1) general administration of $425,827, 2) selling expenses of $19,437 and 3) rent expense of $1,733, offset by increases in: 4) Salaries and related expenses of $178,193 and 5) depreciation expense of $850. The key elements of the $425,827 (35.6%) decrease in general administration are decreases in 1) consulting of $507,185, 2) outside services and contract labor of $68,774, 3) automobile fuel of $15,103, 4) automobile rental of $10,515, 5) automobile payments of $5,173 and 6)

14

miscellaneous and other items of $33,765, offset by increases in 7) accounting of $199,935 8), legal of $109,733, 9) bad debt expense of $85,000, 10) workers compensation insurance of $6,904, 11) bank service charges of $4,125, 12) cellular telephone of $4,241, 13) employee benefits of $9,757, 14) computer repairs of $9,250 , 15) travel of $1,839, 16) bank service charges of $3,706.

Interest expense was $203,350 for the year ended December 31, 2005 as compared to $183,260 for the same period in 2004, or an increase of $20,090 (11.0%). The interest expense increase in 2005 was primarily a result of an increase in the amortization of deferred financing costs from $21,667 in 2004 to $43,788, an increase of $22,121 (102.1%). The increase in amortization was due to the addition of $40,622 to the deferred financing costs asset in association with funds received during the year.

There was no forgiveness of debt in 2005 however, in 2004 forgiveness of debt of $137,149 represents the write off of old notes over five years old plus all associated accumulated interest.

Accretion of convertible debt discount increased to $455,249 in 2005, compared to $279,841, an increase of $175,408 (62.7%). Gain/(loss) on change in derivative liability changed to $(510,143) in 2005 from $52,010 in 2004, an increase in expense of $562,153 (1,080.9%). Gain on change in warrant liability decreased to $105,771 in 2005 from $124,652 in 2004, a decrease of $18,881 (15.1%). Total non-cash expenses related to convertible debt increased to $859,621 in 2005, compared to $103,179 in 2004, in increase of $756,442 (733.1%). This increase was attributable to a combination of the issuance of additional convertible debt and warrants in 2005, plus an accounting change pursuant to EITF 19 and SFAS 133,

There was no gain on settlement of litigation in 2005 however, in 2004 there was a gain of $115, 243 which was a result of a settlement being reached on the Smith Barnes law suit against Kaire’s discontinued subsidiary Classic Care, Inc.

No deferred income tax benefit was recognized for Federal and State income tax since we have incurred significant net operating losses. We recorded a valuation allowance against our deferred tax assets primarily due the substantial doubt regarding recoverability of a tax benefit resulting from net operating loss carry forwards.

The net loss on continuing operations increased $646,493 (42.7%) to $2,160,123 for the year ending December 31, 2005 from $1,513,630 for the year ending December 31, 2004.

The net loss after discontinued operation was $2,160,123, an increase in loss of $1,302,698 (151.9%) from the prior year loss of $857,425. The increase in loss was mainly attributable to the expense recorded as a result of the accounting change to comply with EITF 19 and SFAS 133.

Liquidity and Capital Losses

Net non-cash items affecting operating activities for the period ending December 31, 2005 amounted to $793,380, which mainly consisted of the net loss for the year of $2,160,123 adjusted by the following: 1) accretion of convertible debt of $455,249, 2) loss from the change in derivative liability of $510,143, 3) compensation expense related to warrants granted to officer of $192,000, 4) common stock issued for professional services of $150,000, 5) gain from the change in warrant liability of $(105,771), 6) amortization of deferred financing costs of $42,638, 7) increase in reserve for doubtful accounts of $55,000 and 8) other items totaling $67,484.

Net cash generated by operating activities for the period ending December 31, 2005 amounted to $252,819, consisting of: 1) the decrease in inventories of $82,234, 2) an increase in accrued interest on convertible notes of $111,834, and 3) an increase in accounts payable and accrued expenses of $77,134, offset by 1) the increase of accounts receivable of $18,093 and 2) a decrease in income and sales tax payable of $290.

Net cash used in investing activities for the year ended December 31, 2005 was $950, attributable to the Company’s purchase of a new computer (server).

On December 31, 2005 the Company had total assets of $246,422 compared to $395,818 on December 31, 2004, a decrease of $149,396 (37.7%). The Company had a total stockholder's (deficit) equity of $(3,855,876) on December 31, 2005, compared to a stockholders deficit of $(2,052,731) on December 31, 2004, an increase of $1,803,145 (87.8%). As of December 31, 2005 the Company's working capital deficit position increased by $1,774,906 (83.6%) from a working capital deficit of $2,122,516 at December 31, 2004 to a working capital deficit of $3,897,422 at December 31, 2005. This result was attributed primarily to increases in 1) accounts payable and accrued expenses of $76,844 (17.1%), 2) convertible notes of $755,795 (122.3%), 3) derivative liability of $694,107 (86.4%), 4) accrued interest of $111,834 (53.9%), plus decreases in 5) accounts receivable (net of reserve for doubtful) of $36,907 (27.8%) and 6) inventory of $82,234 (54.8%), (7) bank overdraft of $15,297 (76.7%)and (8) notes payable shareholders of $24,330 (33.1%).

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs. The following is a discussion of future cash requirements.

Estimated future cash requirements

Our estimate of net cash requirements for overhead for the next twelve months subsequent to December 31, 2005 is approximately $90,000 a month for a twelve-month total of $1,080,000. The estimate of net cash inflow from operations for that time period is estimated to be no less than $750,000. This results in a total shortfall of approximately $330,000 or some $27,500 a month. This shortfall has been partly offset by certain legal, accounting and management deferring their salary and fees. The deferral of these charges will most likely continue until sales ramp up to a sufficient level. However, to meet our non operational capital needs and any additional year end costs, such as auditing fees and to cover the cost of inventory needed to ramp up revenue, an estimated amount of up to $300,000 will be needed to carry us over the next twelve months.

If we are unable to gain access to such funding, we will be forced to temporarily curtail certain non-operational costs and delay any ramp up of business.

On December 13, 2005, Kaire entered into a subscription agreement to issue $350,000 in convertible debentures, 12% annual interest rate in three traunches. A convertible debenture for $150,000 was issued on December 13, 2005 and its underlying shares are being registered through this document. A second convertible debenture of $100,000 was issued on March 13, 2006 and the third traunch of $100,000 is to be issued on or about April 15, 2006.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $2,160,123 and $857,425 for the years ended December 31, 2005 and 2004, respectively. The Company also had a net working deficit of $3,897,422 and $2,122,516 for the years ended December 31, 2005 and 2004 respectively. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations, it might be required to curtail or discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management raised an additional $650,000 in debt financing in May 2004 and $125,000 in March 2005,in June 2005, Kaire issued $350,000 in Convertible Debentures,and in December 2005, Kaire entered into a subscription agreement to issue $350,000 in convertible debentures, 12% annual interest rate in three traunches. A convertible debenture for $150,000 was issued on December 13, 2005 and its underlying shares are being registered through this document. A second convertible debenture of $100,000 was issued on March 13, 2006 and the third traunch of $100,000 is to be issued on or about April 15, 2006. The Company has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will most likely continue in the short term.

ITEM 7. Financial Statements

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 8A. Controls and Procedures.

 Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in ensuring all required information relating to the Company is included in this annual report.

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 8B. Other Information.

As a result of an accounting error in applying the proper accounting treatment in the recording of convertible notes and warrants and their related debt derivatives pursuant to EITF 19 and SFAS 133 which resulted in significant changes in the financial statements, those financial statements should not be relied upon. Accordingly, Kaire will restate its December 31, 2004 financials in this Form 10KSB and restate the March, June and September 2005 10QSB’s financial results prospectively.

To avoid a reoccurrence of this issue, Kaire has retained an outside CPA firm to value its convertible notes, warrants and debt derivatives on a quarterly basis.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company has a sole director and executive officer, and his age and position with the Company as of December 31, 2005 is as follows:

Name	Age	Office	Since
Steven R. Westlund	58	Chairman and CEO	1995
Randall Jones	51	Chief Financial Officer	June 2004

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

Mr. Jones became the CFO for Kaire in June of 2004. Mr Jones is also the CFO for Dalrada Financial Corporation since January 2005. Prior to that, Mr. Jones was CEO of South Coast Corporate Development since 1981. Mr. Jones has over twenty-five years experience as a financial executive. He has consulted to companies in a variety of industries, from aerospace, manufacturing, retail, employee staffing to banking. His area of specialty is consulting to companies that either want to enter the public marketplace or are already publicly held and need assistance in the reorganization of their accounting operations and public reporting.

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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with the exception of its sole officer and director which the exception of our CEO and sole director, Mr. Westlund, who sold 425,000 shares and our acting CFO, Randall Jones, who sold 80,000 shares during the year ending December 31, 2004. We expect the officers to make the appropriate filings in the future.

Code of Ethics for the Chief Executive Officer and the Principal Financial Officer

On September 7, 2004, the sole Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and the Principal Financial Officer, which was included as exhibit 14.1 with the December 31, 2004 Form 10KSB.

ITEM 10. Executive Compensation

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended December 31, 2005, 2004 and 2003, respectively, to the Company’s sole officer, Steve Westlund during such periods.

Summary Compensation Table

Executive Compensation:

Payouts	Annual Compensation				Long Term Compensation Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR (#)	LTIP Payouts ($)	All Other Compensation ($)
Steve Westlund CEO	2005	100K				12,000,000
	2004	100K				0
	2003	100K				29.833
Randall Jones, CFO	2005	$0		$58K		0
	2004	$0		$50K		0

On October 17, 2003, Mr. Westlund was issued 375,000 shares of the Company’s common stock in lieu of $22,500 of the total amount due to him under his compensation agreement. The Company had accrued amounts due to Mr. Westlund of $317,980 as of December 31, 2003.

During 2004 Mr. Westlund received 2,000,000 shares of the Company’s common stock which paid the $317,980 of accrued but unpaid compensation from years prior to 2004 and $52,020 of compensation for fiscal 2004. The remainder of Mr. Westlund’s fiscal 2004 compensation of $100,000 less the $53,020 paid in stock, or $47,980, was paid in cash.

During 2005 Mr. Westlund was paid $65,482 in cash with the remaining $34,514 of compensation being accrued. Mr. Westlund was also granted a 5 year option to purchase 12 million shares of the Company’s common stock, at an option price of $0.05 per share.

During 2005 Mr. Jones received 1,000,000 shares of the Company’s common stock which paid the $50,000 of accrued but unpaid fees for the year 2005 and Mr. Jones also received $8,500 of compensation in cash.

Options/SAR Grants in the Last Fiscal Year

Name	Number of Securities Underlying Options/SARS Granted	% of Total Options/SARS Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date
Steven R. Westlund	12,000,000	100%	$0.05	April 1, 2010

Employment Agreements -

Steven Westlund

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of December 31, 2005 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock and (ii) KAIH's sole director and executive officer, and (iii) all officers and directors of KAIH as a group. Except as otherwise listed below, the address of each person is c/o Kaire Holdings Incorporated, 552 Sespe Avenue, Suite D, Fillmore CA 93015.

Selling stockholder	Shares beneficially owned
	Number of shares	Percentage of class (2)
Steve Westlund 552 Sespe Avenue, Suite D Fillmore, CA 93015	1,664,000	4.5%
Alpha Capital Aktiengesellschaft (3) Pradafant 9490 Furstentums Vaduz, Liechtenstein	20,652,777 (8)	36.8%
Longview Fund, LP (4) 600 Montgomery Street 44th floor San Francisco, CA 94111	54,124,102 (9)	60.4%
Longview Equity Fund, LP (5) 600 Montgomery Street 44th floor San Francisco, CA 94111	7,605,769 (10)	17.7%
Longview Int’l Equity Fund, LP (6) 600 Montgomery Street 44th floor San Francisco, CA 94111	3,259,615 (11)	8.4%
Bi Coastal Consulting Group (7) 25 Longview Court Hillsborough, CA 94010	833,333	2.3%
Officers and Directors as a group	1,664,000	2.3%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Percentage based on 35,453,897 shares of common stock outstanding as of December 31, 2005, plus shares underlying each shareholder’s convertible note and warrants.

(3) Alpha Capital Aktiengesellschaft: In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, Konard Ackerman may be deemed the control person of the shares owned by such entity. ALPHA Capital AG is a private investment fund that is owned by all its investors and managed by Mr. Ackerman.

(4) Longview Fund, LP is a private investment fund that is in the business of investing publicly-traded securities for their own accounts and is structured as a limited liability company whose members are the investors in the fund. The General Partner of the fund is Viking Asset Management, LLC, a California limited liability company which manages the operations of the fund. Peter T. Benz is the managing member of Viking Asset Management, LLC. As the control person of the shares owned by Longview Fund, LP, Peter T. Benz may be viewed as the beneficial owner of such shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(5) Longview Equity Fund, L.P. is a private investment fund that is in the business of investing publicly-traded securities for their own accounts and is structured as a limited liability company whose members are the investors in the fund. The General Partner of the fund is Viking Asset Management, LLC, a California limited liability company which manages the operations of the fund. Peter T. Benz is the managing member of Viking Asset Management, LLC. As the control person of the shares owned by Longview Equity Fund, LP, Peter T. Benz may be viewed as the beneficial owner of such shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(6) Longview International Equity Fund, L.P. is a private investment fund that is in the business of investing publicly-traded securities for their own accounts and is structured as a limited liability company whose members are the investors in the fund. The General Partner of the fund is Viking Asset Management, LLC, a California limited liability company which manages the operations of the fund. Peter T. Benz is the managing member of Viking Asset Management, LLC. As the control person of the shares owned by Longview International Equity Fund, LP, Peter T. Benz may be viewed as the beneficial owner of such shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(7) Bi Coastal Consulting Group is a California Corporation whose control person is Peter Benz who may be viewed as the beneficial owner of such shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(8) Concerning Alpha Capital Aktiengesellschaft: $505,125 in existing convertible debentures using an estimated conversion price of $0.027 plus 1,944,444 warrants, i.e. 18,708,333 shares underlying the convertible notes plus 1,944,444 warrants.

(9) Concerning Longview Fund, LP: $1,196,451 in existing convertible debentures using an estimated conversion prices of $0.026, $0.027 and $0.017 plus 6,652,778 warrants, i.e. 47,471,324 shares underlying the convertible notes plus 6,652,778 warrants.

(10) Concerning Longview Equity Fund, LP: $175,000 in existing convertible debentures using an estimated conversion price of $0.026 plus 875,000 warrants, i.e. 6,730,769 shares underlying the convertible notes plus 875,000 warrants.

(11) Concerning Longview International Equity Fund, LP: $75,000 in existing Convertible Debentures using an estimated conversion price of $0.026 plus 375,000 warrants, i.e. 2,884,615 shares underlying the convertible notes plus 375,000 warrants.

ITEM 12. Certain Relationships and Related Transaction

Source One: Kaire out sources its payroll and benefits through Source One, which is a subsidiary of Dalrada Financial Corporation. Kaire’s CFO, Randy Jones, is also the CFO for Dalrada Financial Corporation. The figure for payroll, included taxes and insurance that went through Dalrada in the year 2005 was $281,050.51.

The Company’s chief financial officer also serves as the chief financial officer of Dalrada Financial Corporation (Dalrada). Dalrada through its subsidiary Source One Group (SOG) operates a professional employment organization. SOG provides services for the Company as its professional employment organization. The Company entered into an Employment Services Agreement with SOG pursuant to which SOG has agreed to render professional employment and related services to the Company for a fee. The Company paid fees to SOG totaling $13,045.57 for the year ended December 31, 2005. The fees charged by SOG to the Company are at the prevailing rate that SOG charges others.

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

ITEM 14. Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, Pohl, McNabola, Berg & Co., LLP:

	For the Year Ended December 31,
	2005	2004
Audit Fees	$ 45,000	$ 60,000
Audit-Related Fees	$ 20,094	$ 28,621
Tax Fees	$0	$0
All Other Fees	$20 ,000	$ 19,612
Total Fees	$85,094	$108,233

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

Dated: April 14, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven R. Westlund     April 14, 2006
Steven R. Westlund Chief Executive Officer,
Principal Financial Officer and Director

/s/ Randall Jones      April 14, 2006
Randall Jones: Acting Chief Financial Officer

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
for the Years Ended
December 31, 2005 and 2004

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
for the Years Ended
December 31, 2005 and 2004

C O N T E N T S

Report of Independent Registered Public Accountants	F-1

Consolidated Balance Sheets	F-2 - 3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 - 7

Notes to Consolidated Financial Statements	F-8 - 43

Report of Independent Registered Public Accountants

To the stockholders and Board of Directors of
Kaire Holdings Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Kaire Holdings Incorporated and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaire Holdings Incorporated and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial net losses and utilized substantial amounts of cash in its operating activities over the past several years and as of December 31, 2005, has an accumulated deficit of $43,883,088 and a stockholders’ deficit of $3,855,876. These matters, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Note 2. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

As discussed in Note 14 to the financial statements, the Company has restated its financial statements for the year ended December 31, 2004 to properly reflect the accounting for convertible debentures, related debt derivatives and warrants.

/s/Pohl, McNabola, Berg & Company, LLP
San Francisco, California
April 7, 2006

F-1

ASSETS

	2005	2004
Current Assets		(restated)
Cash and cash equivalents	$-	$-
Accounts receivable, trade (net of allowance for doubtful
accounts of $55,000 and $0, respectively	95,854	132,761
Inventory	67,705	149,939
Deferred financing costs	41,317	43,333

Total Current Assets	204,876	326,033

Other Assets
Property and equipment, net of accumulated depreciation	41,546	69,785

Total Other Assets	41,546	69,785

Total Assets	$246,422	$395,818

(continued)

The accompanying notes are an integral part of these financial statements.

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2005 and 2004

LIABILITIES AND STOCKHOLDERS' DEFICIT

	2005	2004
Current Liabilities		(restated)
Bank overdraft	$4,634	$19,931
Accounts payable and accrued expenses	526,626	449,782
Income tax payable	647	647
Loans payable	-	49,000
Notes payable - related parties	10,381	13,281
Advances from shareholders	97,937	73,607
Liabilities of discontinued operations - Classic Care	145,611	145,611
Accrued interest - convertible debt	319,138	207,304
Convertible notes - current portion	1,373,570	617,775
Derivative liability	1,497,659	803,552
Warrant liability	126,095	68,059

Total Current Liabilities	4,102,298	2,448,549

Total Liabilities	4,102,298	2,448,549

Stockholders' Deficit
Common stock, $0.001 par value, 900,000,000 shares
authorized; 35,453,897 and 30,877,252 shares issued
and outstanding in 2005 and 2004, respectively	35,454	30,878
Additional paid in capital	39,991,758	39,639,356
Accumulated deficit	(43,883,088)	(41,722,965)

Total Stockholders' Deficit	(3,855,876)	(2,052,731)

Total Liabilities and Stockholders' Deficit	$246,422	$395,818

The accompanying notes are an integral part of these financial statements.

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statements of Operations
For the Years Ending December 31, 2005 and 2004

	2005	2004
		(restated)
Net revenues	$1,252,958	$2,218,086
Cost of goods sold	(900,983)	(1,986,280)

Gross Profit	351,975	231,806

Operating Expenses
Salaries and related expenses	615,593	437,400
Depreciation and amortization	29,190	28,340
General and administrative	769,300	1,195,127
Selling expense	1,627	21,064
Rent	33,417	35,150

Total Operating Expenses	1,449,127	1,717,081

Loss from operations	(1,097,152)	(1,485,275)

Other Income (Expenses)
Interest expense	(203,350)	(183,260)
Gain from change in warrant liability	105,771	124,652
Gain/(loss) from change in derivative liability	(510,143)	52,010
Accretion of convertible debt discount	(455,249)	(279,841)
Miscellaneous income	-	5,692
Settlement of notes payable	-	115,243
Gain on settlement of litigation	-	137,149

Total Other Income (Expenses)	(1,062,971)	(28,355)

Loss from continuing operations before income taxes	(2,160,123)	(1,513,630)

Provision for income taxes	-	(3,404)

Loss from continuing operations	(2,160,123)	(1,517,034)

Discontinued operations
Income from operations of discontinued segment (Classic Care)	-	438,048

Loss from operations of discontinued segment (Entremetrix)	-	(55,287)

Gain on sale discontinued segment (Entremetrix)	-	276,848

Gain/(Loss) from Discontinued Operations	-	659,609

Net Loss	$(2,160,123)	$(857,425)

(Loss) earnings per weighted average share of
common stock outstanding - basic and diluted
From continuing operations	$(0.06)	$(0.06)
From discontinued operations	-	0.03
Total (loss) earnings per share - basic and diluted	$(0.06)	$(0.03)

Weighted-average shares outstanding - basic and diluted	33,727,387	26,501,514

The accompanying notes are an integral part of these financial statements.

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ending December 31, 2005 and 2004

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2004, as previously reported	7,393,007	$7,393	$38,503,257	$(40,889,366)	$(2,378,716)

Restatement of convertible debt liabilities	-	-	(298,251)	23,826	(274,425)

Balance at January 1, 2004, as restated	7,393,007	7,393	38,205,006	(40,865,540)	(2,653,141)

Issued for conversion of notes payable	13,752,948	13,753	450,588	-	464,341

Issued for conversion of accrued interest	2,678,570	2,679	72,321	-	75,000

Exercise of warrants	2,200,000	2,200	129,800	-	132,000

Issued for professional services and compensation	4,296,227	4,296	654,218	-	658,514

Issued for prior years' compensation	1,806,500	1,807	376,173	-	377,980

Cancellation of Entremetrix	(1,250,000)	(1,250)	(248,750)	-	(250,000)

Net loss as restated	-	-	-	(857,425)	(857,425)

Balance at December 31, 2004, as restated	30,877,252	30,878	39,639,356	(41,722,965)	(2,052,731)

Issued for professional services and compensation	3,000,000	3,000	147,000	-	150,000

Issued for conversion of convertible interest	1,576,645	1,576	13,402	-	14,978

Warrants issued to officer	-	-	192,000	-	192,000

Net loss	-	-	-	(2,160,123)	(2,160,123)

Balance, December 31, 2005	35,453,897	$35,454	$39,991,758	$(43,883,088)	$(3,855,876)

The accompanying notes are an integral part of these financial statements.

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statements of Cash Flow
For the Years Ending December 31, 2005 and 2004

	2005	2004
Increase (decrease) in cash and cash equivalents:		(restated)
Net loss	$(2,160,123)	$(857,425)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	29,190	28,340
Accretion of convertible debt discount	455,249	279,841
Loss from change in derivative liability	510,143	(52,010)
Gain from change in warrant liability	(105,771)	(124,652)
Non-cash interest associated with convertible debt	23,317	59,631
Compensation expense related to warrants granted to officer	192,000	-
Increase in allowance for doubtful accounts receivable	55,000	-
Common stock issued for payment of interest	14,977	-
Common stock issued for professional services and compensation	150,000	658,514
Gain on extinguishment of notes payable and related interest	-	(137,149)
Income from discontinued operations - Classic Care	-	(438,048)
Gain on sale of discontinued operations - EntreMetrix	-	(276,848)
Gain on settlement	-	(115,243)
Amortization of deferred financing costs	42,638	21,667
Loss from discontinued operations - Entremetrix	-	55,287
Other	-	(10,271)
Total adjustments to net income	$(793,380)	$(908,366)

Cash flow from operating activities:
Changes in operating assets and liabilities:
Increase in trade accounts receivable	$(18,093)	$(65,999)
(Increase) decrease in inventory	82,234	(64,711)
Decrease in income and sales tax payable	(290)	(13,853)
Increase in accrued interest on convertible notes	111,834	51,483
Increase in accounts payable and accrued expenses	77,134	196,191
Cash flow generated by (used in) operating activities	$252,819	$103,111

Cash flow from investing activities:
Purchase of property and equipment	$(950)	$(14,712)
Net cash generated by (used in) investing activities	$(950)	$(14,712)

Cash flow from financing activities:
Proceeds from notes payable - related parties	$3,550	$9,525
Payments on notes payable - related parties	(6,450)	(1,990)
Proceed from notes payable - shareholders	80,830	9,900
Payments on notes payable - shareholders	(56,500)	-
Proceeds from loans	-	60,000
Payments on loans	(49,000)	(79,384)
Proceeds from convertible notes payable	625,000	650,000
Deferred financing costs	(40,622)	(65,000)
Proceeds from conversion of warrants	-	132,000
(Increase) decrease in bank overdraft	(15,297)	19,931
Net cash generated by (used in) financing activities	$541,511	$734,982

Net (decrease) increase in cash and cash equivalents	$-	$(84,985)

Cash and cash equivalents at beginning of year	-	84,985

Cash and cash equivalents at end of period	$-	$-

(continued)

The accompanying notes are an integral part of these financial statements.

Kaire Holdings Incorporated
and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ending December 31, 2005 and 2004

	2005	2004
		(restated)
Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$12,574	$2,561
Taxes	$-	$12,399

During the year ended December 31, 2005, the Company entered into the following non-cash transactions:

•	Issued 3,000,000 shares of common stock for professional services valued at $150,000.

•	Issued 1,576,645 shares of common stock for conversion of $14,977 of note interest.

During the year ended December 31, 2004, the Company entered into the following non-cash transactions:

•	Recorded gain on extinguishment of notes payable and related accrued interest of $137,482.

•	Recorded gain on settlement of litigation of $115,243.

•	Issued 4,296,227 shares of common stock for consulting services and compensation valued at $658,514.

•	Issued 16,431,518 shares of common stock for conversion of $539,341 of notes payable and interest.

•	Issued 1,806,500 shares of common stock to an officer for prior year compensation valued at $377,980.

•	Retired 1,250,000 shares of commons stock valued at $250,000.

•	The sale of entreMetrix resulted in a non-cash gain of $276,848.

Kaire Holdings Incorporated
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

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

History

In 1999, the Company formed YesRx.Com, Inc., an Internet drugstore focused on pharmaceuticals, health, wellness and beauty products. The Company focuses on selling drugs for chronic care as opposed to emergency needs and works mainly with the patient who has regular medication needs and requires multiple refills. This business was phased out during the year ended December 31, 2001.

In May 2000, the Company acquired Classic Care, Inc. (“Classic Care”), a California company, organized in April 1997. Classic Care was a distributor of pharmaceutical products and prescription drugs to consumers at senior assisted living and retirement centers in the Los Angeles area. These drug sales were primarily paid for and billed to Medi-Cal, and the balances of the sales that were not covered by Medi-Cal were paid directly by individuals. In January 2003, the Company voluntarily dissolved Classic Care.

Principles of Consolidation

The consolidated financial statements include the accounts of Kaire and its wholly owned subsidiaries (collectively the “Company”). The Company’s subsidiaries include Effective Health, Inc. (dba Sespe Pharmacy), and YesRx.com. Intercompany accounts and transactions have been eliminated upon consolidation.

Basis of Presentation

The accompanying audited consolidated financial statements represent the financial activity of Kaire Holdings Incorporated and its subsidiaries. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the US. The Company’s fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

Kaire Holdings Incorporated
and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the those estimates. Significant estimates include valuation of derivative and warrant liabilities, allowance for doubtful accounts and third-party contractual agreements, and the net realizable value of assets of discontinued operations.

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

Net Client Revenue

Net client revenue represents the estimated net realizable amounts from clients, third-party payors and others for sale of products or services rendered. For revenue recognition, revenue is recorded when the prescription is filled or when services are performed. A significant portion of revenue is from insurance carriers and from federal and state reimbursement programs.

Third-Party Contractual Adjustments

Contractual adjustments represent the difference between the pharmacy’s established billing rate for covered products and services and amounts reimbursed by third-party payors, pursuant to reimbursement agreements.

For the year ended December 31, 2005, gross revenues were $1,587,341 less approximately $358,673 of contractual adjustments based on reimbursement contracts, resulting in net third-party contract revenues of approximately $1,228,668. For the year ended December 31, 2004, gross revenues were approximately $2,850,000, less approximately $650,000 of contractual adjustments based on reimbursement contracts, resulting in net revenues of approximately 2,200,000

Kaire Holdings Incorporated
and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Net Loss per Share

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

Kaire Holdings Incorporated
and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Stock Warrants Issued to Third Parties

The Company accounts for stock warrants issued to third parties, including customers, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Under the provisions of EITF 96-18, because none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the warrants occurs upon actual vesting. EITF 01-9 requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.

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

Convertible Debt Financing and Derivative Liabilities

The Company has issued convertible debt securities with non-detachable conversion features and detachable warrants. The Company accounts for such securities in accordance with Emerging Issues Task Force Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”).

Kaire Holdings Incorporated
and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Convertible Debt Financing and Derivative Liabilities (continued)

In accordance with SFAS 133, the holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of December 31, 2005, the estimated fair value of the Company’s derivative liability was $1,497,659, as well as a warrant liability of $126,095. As of December 31, 2004, the estimated fair value of the Company’s derivative liability was $803,552, as well as a warrant liability of $68,059. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative asset. In valuing the debt features at December 31, 2004, the Company used the closing price of $0.055 and the respective conversion and exercise prices for the warrants. For the year ended December 31, 2005, there was a decrease in the market value of the Company’s common stock to $0.025 from $0.055 at December 31, 2004.

Deferred Financing Costs

Costs relating to obtaining debt financing are capitalized and amortized over the term of the related debt using the effective interest method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.

Stock-Based Compensation

Effective January 1, 2005, the Company has adopted the fair value based method of accounting prescribed in Financial Accounting Standards Board Statement No. 123R (Accounting for Stock-Based Compensation) for its employee stock option plans.

Kaire Holdings Incorporated
and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Specifically, the Company adopted SFAS No. 123R using the “prospective method” This statement replaced FAS-123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS-95, Statement of Cash Flows. FAS-123R requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or cancelled after that date. The scope of FAS-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. All employee stock option grants made since the beginning of fiscal 2005 have been expensed over the related stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2005, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. The Company did not have any unvested employee stock options or warrants outstanding in 2004.

The Company issued a warrant to purchase 12,000,000 shares of the Company’s common stock to its Chairman and CEO, Steve Westlund, during the year ended December 31, 2005, which had an estimated aggregate fair value of $192,000, and was immediately vested. The warrant is a five year warrant with an exercise price of $0.05 per share. The Company did not issue options or warrants to employees during the year ended December 31, 2004.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the years ended December 31, 2005 and 2004, comprehensive loss is equivalent to the Company’s net loss.

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. There were no advertising and marketing costs for the year ended December 31, 2005. Advertising and marketing costs for the year ended December 31, 2004, were $1,365.

Kaire Holdings Incorporated
and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

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

The Company had managed its operations through two business segments: professional employment organization and pharmacy operations. The Company entered the professional employment business as a result of the Entremetrix, Inc., acquisition in March 2003. However, the Company sold Entremetrix, Inc., back to its original shareholder in February 2004.

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

The operating results of Entremetrix, Inc. are shown as discontinued operations in the 2004 financial statements. There were no operating activities related to Entremetrix in 2005. Due to the sale of Entremetrix, Inc. the Company operates in only one segment.

Kaire Holdings Incorporated
and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005.  EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

In November 2004, the Financial Accounting Standards Board Statement issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of “so abnormal” that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

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

The Company believes that the adoption of these standards will have no material impact on its financial statements.

Kaire Holdings Incorporated
and Subsidiaries

2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $2,160,123 and $857,425 for the years ended December 31, 2005 and 2004, respectively. The Company also had a net working deficit of $3,897,422 and $2,122,516 for the years ended December 31, 2005 and 2004 respectively. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

 Management has previously relied on equity financing sources and debt offerings to fund operations. The Company’s reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions. On March 29, 2005, Kaire issued a $125,000, 8% interest per annum, two year convertible note to the Longview Fund LP. On June 22, 2005, Kaire issued three two year convertible notes for an aggregate of a $350,000, 8% interest per annum, to the following: 1) $100,000 to the Longview Fund LP., $175,000 to the Longview Equity Fund LP, and 3) $75,000 to the Longview International Equity Fund, LP. On December 9, 2005 Kaire issued a $150,000, 12% interest per annum, two year convertible note to the Longview Fund LP.

Subsequent to December 31, 2005, Kaire issued the following: 1) On March 13, 2006 Kaire issued a $100,000, 12% interest per annum, two year convertible note to the Longview Fund LP, and 2) On April 11, 2006 Kaire issued a $100,000, 12% interest per annum, two year convertible note to the Longview Fund LP. Additionally, management is increasing its efforts to generate revenue from third-party payers other than Medicare and Medi-Cal.

3. Accounts Receivable - Trade

In 2005 and 2004, approximately 89% and 85% of net revenues of continuing operations were derived under federal, state and third-party insurance reimbursement programs. For the three- and twelve-month periods ending December 31, 2005 the breakout is as follows:

	December 31, 2005
	Three Months	Twelve Months
Medi-Cal	56.8%	68.3%
Medi-Care	1.3%	1.4%
Private Party	19.0%	10.0%
Other third-parties	22.9%	20.3%

Kaire Holdings Incorporated
and Subsidiaries

3. Accounts Receivable - Trade (continued)

These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any would not be material to the financial position, results of operations or cash flows of the Company.

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts. The Company bases this estimate on historical collection experience and a review of the current status of trade accounts receivable. The Company determined that an allowance for doubtful accounts provision of $55,000 was needed as of December 31, 2005 and no allowance for doubtful accounts for December 31, 2004, was necessary.

4. Convertible Notes Payable

During the year ended December 31, 2005, 2004 and 2003, the Company issued notes to third parties. As part of the several of the financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

Date of Note	Amount of Notes	Conversion Price(1)	Term of Note
December 12, 2003 (2)	$676,576	$ 0.04 or 70%	3 years
May 3, 2004	$650,000	$ 0.09 or 85%	3 years
March 29, 2005	$125,000	$ 0.04 or 85%	1 year
June 23, 2005	$350,000	$ 0.03 or 80%	2 years
December 13, 2005 (2)	$150,000	70%	2 years

Date of Warrants Issued	Number of Warrants	Exercise Price	Term of Warrants
May 3, 2004	1,666,667	$0.147	5 years
March 29, 2005	694,444	$0.042	5 years
March 29, 2005	3,000,000	$0.040	5 years
June 23, 2005	1,666,667	$0.040	5 years

(1)	the conversion price is the lower of the set price or the % of market closing price.
(2)	no warrants issued with this financing transaction.

After a thorough analysis and review of the terms of the note and respective covenants, the Company has determined the appropriate method of accounting is including the entire debt as a current liability on the balance sheet, since the debt is immediately convertible at the option of the holder

The Company filed the convertible note and warrant documents for the May 3, 2004 funding in the Form SB-2, on June 21, 2004, which was declared effective on February 14, 2006. The Notes were entered into pursuant to the terms of a subscription agreement between the Company and the Holders, which was also included in the respective filings.

Kaire Holdings Incorporated
and Subsidiaries

4. Convertible Notes Payable (continued)

The notes contain provisions on interest accrual at the “prime rate” published in The Wall Street Journal from time to time, plus three percent (3%). The Interest Rate shall not be less than eight percent (8%). Interest shall be calculated on a 360 day year. Interest on the Principal Amount shall be payable monthly, commencing 120 days from the closing and on the first day of each consecutive calendar month thereafter (each, a “Repayment Date”) and on the Maturity Date.

Following the occurrence and during the continuance of an Event of Default (as discussed in the Note), the annual interest rate on the Note shall automatically be increased by two percent (2%) per month until such Event of Default is cured.

The Notes also provide for liquidated damages on the occurrence of several events. As of December 31, 2005, no liquidating damages have been incurred by the Company.

Redemption Option - The Company will have the option of prepaying the outstanding Principal Amount (“Optional Redemption”), in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon

Debt features - The Holder shall have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding Principal Amount of this Note, together with interest and fees due hereon, into shares of Common Stock.

The proceeds from the financing transactions were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, the remaining value, if any, is allocated to the Note on the financial statements.

The debt discount is being accreted using the effective interest method over the term of the note. The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the years ended December 31, 2005 and 2004, the Company accreted $455,249 and $279,841, respectively, of debt discount related to the Notes.

Warrants Issued

The estimated fair values of the warrants at issuance were as follows:

Date of Warrants Issued	Number of Warrants	Value at Issuance	Initial Volatility Factor
May 3, 2004	1,666,667	$92,711	188%
March 29, 2005	694,444	$21,387	104%
March 29, 2005	3,000,000	$93,080	104%
June 23, 2005	1,666,667	$49,340	101%

Kaire Holdings Incorporated
and Subsidiaries

4. Convertible Notes Payable (continued)

Warrants Issued (continued)

These amounts have been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 5 year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. In valuing the warrants at December 31, 2004, the Company used the closing price of $0.055, the respective exercise price, the remaining term on each warrant, and a volatility of 129%. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at December 31, 2004, had increased to a fair value of $68,059, due in part to a decrease in the market value of the Company’s common stock to $0.055 from $0.12 at issuance of the May 3, 2004 amount, which resulted in Other Income of $124,652 on the Company’s books. For the year ended December 31, 2005, the warrant derivative liability had increased to a value of $126,095, due in part to a decrease in the market value of the Company’s common stock to $0.025 from $0.055 at December 31, 2004, which resulted in an “Other Income” item of $105,771 for the year ended December 31, 2005. The Company used a closing price of $0.025, the respective exercise prices, remaining time till maturity and a 113% volatility factor.

The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

Debt Features

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), the debt features provision (collectively, the features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. There is an additional interest rate adjustment feature, a liquidated damages clause, a cash premium option as well as the redemption option. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes, the debt features had an estimated initial fair value as follows, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet.

Kaire Holdings Incorporated
and Subsidiaries

4. Convertible Notes Payable (continued)

Debt Features (continued)

Date of Note	Amount of Notes	Debt Features Value at Issuance	Initial Carrying Value
December 12, 2003	$676,576	$338,642	$337,934
May 3, 2004	$650,000	$516,920	$-
March 29, 2005	$125,000	$33,850	$-
June 23, 2005	$350,000	$73,964	$226,696
December 13, 2005	$150,000	$76,151	$73,850

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. In valuing the debt features at December 31, 2004, the Company used the closing price of $0.055 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 129%. For the year ended December 31, 2004, due in part to a decrease in the market value of the Company’s common stock to $0.055 from $0.12 at issuance of the May 3, 2004 note, the Company recorded Other Income on the consolidated statement of operations for the change in fair value of the debt features of approximately $223,970. At December 31, 2004, the estimated fair value of the debt features was approximately $803,552. For the year ended December 31, 2005, the estimated value of the debt features increased to $1,497,659, thus the Company recorded Other Expense on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $510,143 for the year ended December 31, 2005.

Pursuant to the terms of the Notes, the Company has the option of prepaying the outstanding Principal Amount in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon and any and all other sums due.

The recorded value of the debt features related to the Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

The significant fluctuations can create significant income and expense items on the financial statements of the Company.

Kaire Holdings Incorporated
and Subsidiaries

4. Convertible Notes Payable (continued)

Debt Features (continued)

Because the terms of the 2003 - 2005 convertible notes (“notes”) require such classification, the accounting rules required additional convertible notes and non-employee warrants to also be classified as liabilities, regardless of the terms of the new notes and / or warrants. This presumption has been made due to the Company no longer having the control to physical or net share settle subsequent convertible instruments because it is tainted by the terms of the notes. Were the notes to not have contained those terms or even if the transactions were not entered into, it could have altered the treatment of the other notes and the conversion features of the latter agreement may have resulted in a different accounting treatment from the liability classification. The 2005 notes and warrants, as well as any subsequent convertible notes or warrants, will be treated as derivative liabilities until all such provisions are settled.

For the year ended December 31, 2005, the Company recorded Other Expense of $510,143 and Other Income of $105,771, related to the increase in value of the debt features and decrease in value of the warrants. A tabular reconciliation of this adjustment follows:

For the year ended December 31, 2004:

$124,652	income, decrease in value of 2003 and 2004 warrant liability
223,970	income, decrease in value of 2003 and 2004 derivative liability
$348,622	other income related to convertible debt

For the year ended December 31, 2005:

$105,771	income, decrease in value of 2003, 2004 and 2005 warrant liability
(510,143)	expense, increase in value of 2003, 2004, and 2005 derivative liability
$(404,372)	other expense related to convertible debt

For the year ended December 31, 2004, the Company recorded $269,705 of interest expense related to the accretion of debt related to the convertible financing.

For the year ended December 31, 2004:

$117,170	of interest expense related to accretion of 2003 convertible debt
152,535	of interest expense related to accretion of 2004 convertible debt
$269,705	of interest expense related to convertible debt

For the year ended December 31, 2005, the Company recorded $455,249 of interest expense related to the accretion of debt related to the convertible financing.

Kaire Holdings Incorporated
and Subsidiaries

4. Convertible Notes Payable (continued)

Debt Features (continued)

For the year ended December 31, 2005:

$109,327	of interest expense related to accretion of 2003 convertible debt
215,991	of interest expense related to accretion of 2004 convertible debt
129,931	of interest expense related to accretion of 2005 convertible debt
$455,249	of interest expense related to convertible debt

The balance of the carrying value of the convertible debt as of December 31, 2004 and 2005 is:

$348,070	December 31, 2003 value
-	original carrying value on 2004 convertible debt
269,705	accretion of convertible debt - 2004
$617,775	December 31, 2004 carrying value of debt

$617,775	December 31, 2004 value
300,546	original carrying value on 2005 convertible debt
455,249	accretion of convertible debt - 2005
$1,373,570	December 31, 2005 carrying value of debt

The balance of the carrying value of the derivative liability as of December 31, 2004 and 2005 is:

$510,602	December 31, 2003 value of derivative liability
516,920	original value of 2004 derivative liability
34,394	increase in value of 2003 derivative liability
(258,364)	decrease in value of 2004 derivative liability
$803,552	December 31, 2004 value of derivative liability

$803,552	December 31, 2004 value of derivative liability
183,965	original values of 2005 derivative liability
201,764	increase in values of 2003 derivative liability
184,050	increase in values of 2004 derivative liability
124,328	increase in values of 2005 derivative liability
$1,497,659	December 31, 2005 value of derivative liability

The balance of the carrying value of the warrant liability as of December 31, 2004 and 2005 is:

$-	December 31, 2003 value of warrant liability
192,711	original carrying value of 2004 warrant liability
(124,652)	income, decrease in value of 2004 warrant liability
$68,059	December 31, 2004 value of warrant liability

Kaire Holdings Incorporated
and Subsidiaries

4. Convertible Notes Payable (continued)

Debt Features (continued)

$68,059	December 31, 2004 value of warrant liability
163,807	original carrying values of 2005 warrant liability
(50,275)	income, decrease in value of 2004 warrant liability
(55,496)	income, decrease in values of 2005 warrant liability
$126,095	December 31, 2005 value of warrant liability

5. Common Stock Transactions

Common stock transactions during 2005

•	The Company issued 3,000,000 shares of common stock for consulting services and compensation valued at $150,000.

•	The Company issued 1,576,645 shares of common stock for conversion of $14,978 of note interest.

Common stock transactions during 2004

•	The Company converted $539,341 in notes payable and related interest into 16,431,518 shares of its common stock.

•	The Company issued 4,296,227 shares of its common stock with a market value of $658,514 for consulting services provided to the Company.

•	The Company converted warrants issued to note holders into 2,200,000 shares of its common stock for $132,000.

•	The Company issued 1,806,500 shares of its common stock to its CEO for prior year compensation totaling $377,980.

•	The Company retired 1,250,000 shares of its common stock as result of the sale of entreMetrix, Inc. back to its original shareholder.

Kaire Holdings Incorporated
and Subsidiaries

6. Related Party Transactions

The following transactions occurred between the Company and certain related parties:

Source One Group

The Company’s chief financial officer also serves as the chief financial officer of Dalrada Financial Corporation (Dalrada). Dalrada through its subsidiary Source One Group (SOG) operates a professional employment organization. SOG provides services for the Company as its professional employment organization. The Company entered into an Employment Services Agreement with SOG pursuant to which SOG has agreed to render professional employment and related services to the Company for a fee. The Company paid fees to SOG totaling $13,046 and $9,459 in 2005 and 2004, respectively. The fees charged by SOG to the Company are at the prevailing rate that SOG charges others.

7.  Property and Equipment

Property and equipment at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Furniture and fixtures	$85,000	$85,000
Vehicles	14,712	14,712
Computers and equipment	22,094	21,144
	121,806	120,856
Less accumulated depreciation and amortization	(80,260)	(51,071)
Total	$41,546	$69,785

Depreciation and amortization expense for the years ended December 31, 2005 and 2004 was $29,190 and $28,340, respectively.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Accounts payable	$279,791	$356,696
Accrued professional and related fees	150,072	90,000
Accrued compensation and related payroll taxes	41,138	-
Accrued settlements	45,092	-
Sales tax payable	107	397
Accrued interest payable	-	2,000
Other accrued expenses	10,426	689
Total	$526,626	449,782
9. Notes Payable - Shareholder

The note payable of $49,000 at December 31, 2004, was a note payable to a shareholder and bore a fixed interest payment of $6,000. The note was originally due on January 2, 2005. In February 2005, the holder of the note extended the terms of the notes ten months and adjusted the interest rate to 10% per annum. The Company repaid the debt and its accrued interest in full during the year ended December 31, 2005.

10. Gain on Extinguishment of Notes Payable

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

11. Income Taxes

Significant components of the provision for taxes based on income for the years ended December 31 are as follows:
	2005	2004

Current
Federal	$-	$-
State	-	3,404
	-	3,404
Deferred
Federal	-	-
State	-	-
Provision for income taxes	$-	$3,404

Kaire Holdings Incorporated
and Subsidiaries

11. Income Taxes (continued)

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31 is as follows:

	2005	2004

Income tax provisions (benefit) computed
At federal statutory rate	35.00%	(35.00%)

State taxes	3.30%	(3.00%)

Non-deductible interest expense	(12.10%)	0.00%

Effect of discontinued operations	0.00%	(16.80%)

Reduction of NOL carryforward relating
relating to discontinued operations	0.00%	60.30%

Change in the valuation allowance	(26.20%)	(5.30%)

Total	0.00%	0.20%

Significant components of the Company’s deferred tax assets and liabilities for income taxes consist of the following:

	2005	2004
Deferred tax asset
Federal net operating loss carryforwards	$8,335,903	$7,900,217
State net operating loss carryforwards	1,119,245	999,060
Allowance for doubtful accounts	22,484	-
Total deferred tax asset	9,477,632	8,899,277

Less valuation allowance	(9,477,632)	(8,899,277)

	$-	$-

At December 31, 2005, the Company has available approximately $8,335,903 and $1,119,245 in Federal and State net operating loss carryforwards available to offset future federal and state income taxes, respectively, which begin to expire in 2022.

Tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change occurred in 1999 and 2000, which will limit the utilization of the net operating losses in subsequent years.

Kaire Holdings Incorporated
and Subsidiaries

12. Commitments and Contingencies

Litigation

Department of Health Services - Medi-Cal Action against Classic Care Pharmacy

On April 17, 2002 the Department of Health Services (“DHS”) notified the management of Classic Care Pharmacy that the Medi-Cal Program intended to withhold 100% of payments and temporarily suspend and deactivate the Classic Care Pharmacy Medi-Cal provider number.

The Department of Health Services (“DHS”) took this action after having reviewed the prescriptions on record at Classic Care Pharmacy. The DHS stated that they had reviewed thirty-two prescriptions, and that two of the ten prescribing physicians had denied treating the patients and writing the prescriptions. The DHS cited Classic Care Pharmacy for violations of CCR, Title 22, Sec.51476.1, (a) and 51476.1(a) (2), which states that written prescriptions must contain the name of the prescribing physician and their provider number. Based on its findings the DHS and the Medical Program concluded that Classic Care Pharmacy might have intentionally committed fraud.

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

Kaire Holdings Incorporated
and Subsidiaries

12. Commitments and Contingencies (continued)

Litigation (continued)

H.D. Smith Wholesale Drug Company - Action for breach of contact and other various causes of action

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherowitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care. H.D. Barnes was seeking $430,205 plus interest. On December 30, 2004 a settlement was reached where Kaire is obligated to pay the plaintiff $50,000. Kaire’s payment obligation will mature upon court approval of the settlement, with $10,000 due immediately (paid July 8, 2005) and the balance paid based on 12 monthly installments of $3,077 (which includes interest of 7.50%) to commence shortly thereafter. The balance owed as of December 31, 2005 was $24,615. Kaire is currently in breach under this settlement agreement.

McKesson Medical - Surgical Inc. v. Effective Health

On January 20, 2005, McKesson Medical-Surgical, Inc. (“Plaintiff”) filed a complaint against Effective Health, Inc., a subsidiary of Kaire, for failure to pay the principal sum of $17,466 for goods and/or services. A settlement was reached in October 2005 calling for Effective Health to pay $2,000 upon execution and $1,300 a month until the balance is paid off. The balance owed as of December 31, 2005 was $10,401. The balance owed as of March 31, 2006 was $6,250.

Except as otherwise specifically indicated above, we believe that we do not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 2005.

Medical License

The Department of Health Services (“DHS”) denied Sespe’s application (including a subsequent appeal) for a MediCal provider number and on February 22, 2006. Sespe is currently billing MediCal using the prior owner’s provider number pursuant through a power of attorney.  Sespe expects this provider number may be cancelled at any time by DHS.  The Company is in consulting with its legal counsel regarding its options, but it is not clear under the statutes whether Sespe can continue the practice of using the old provider number after being rejected for a new number, or if Sespe can use such number until the DHS rejects filings using the old provider number.  The financial condition and operations of the Company in future periods could be adversely affected if Sespe is not able to continue to process Medical patients.

Kaire Holdings Incorporated
and Subsidiaries

12. Commitments and Contingencies (continued)

Leases

Operating leases

In June of 2002, the Company leased a 7,334-square-foot building located at 8135 Clybourne Ave, Sun Valley, CA 91352, to serve as their corporate headquarters and storage facility. The lease was for a period of two years, ending June 2004, with monthly lease payments of $3,420. The Company had subleased on a month-to-month basis approximately one half of the facility to Digital Media Group, Inc, a related company that is owned by the Company’s CEO and Chairman, Steve Westlund. The Company vacated this facility in March 2004.

In January 2003, Kaire entered into an operating lease agreement for the pharmacy in Fillmore, California, which serves as its corporate headquarters. At the time the pharmacy facility was approximately 843 square feet with a monthly payment of $1,170. In May 2004 Kaire expanded its space to approximately 1,115 square feet, with a monthly payment of $1,520 and in March 2005 Kaire expanded its space to approximately 1,800 square feet and currently pays $2,245 a month. The lease was to continue through the original initial lease term of five years. Kaire has options to renew the lease for two five-year periods and to purchase the facility at its estimated fair market value at any time during the lease term. However, Santa Paula Memorial Hospital, the holder of the master lease, filed for chapter 11 Bankruptcy protection and the court rejected including the lease in bankruptcy. The property owners have approached Kaire with a proposal to takeover the master lease. Kaire has decided not to sign a new lease at this time. Kaire is assuming the lease is now a month to month lease.

Rent expense for the years ended December 31, 2005 and 2004 was $33,417 and $35,150, respectively.

Employment Agreements

Chief Executive Officer Compensation

Effective April 1, 2005, Kaire agreed to a new three year agreement with its Chief Executive Officer, Mr. Steven Westlund. The agreement calls for a monthly salary of $8,333.33 per month, with annual increases equaling 15% of the base salary. In addition, on November 1, 2005 he received a 5 year option to purchase 12 million shares of the Company’s common stock, at an option price of $0.05 per share.

Mr. Westlund also receives a commission of 3% of the merger price for any mergers or acquisitions completed by the Company during the term of the agreement.

Consulting Agreements

The Company has various consulting agreements that provide for issuance of the Company’s common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants. These agreements relate primarily to raising of capital, accounting services, legal services, and professional services rendered in connection with the Company’s acquisition efforts. The Company has no amounts due under these agreements as of December 31, 2005 and 2004.

Kaire Holdings Incorporated
and Subsidiaries

13. Stock Options and Warrants

In January 2005, the Company adopted the provisions of SFAS Nos. 123R using the prospective method.

The Company did not grant any options to employees and had no options or warrants outstanding at December 31, 2004. Options and warrants are granted at prices that are equal to the current fair value of the Company’s common stock at the date of grant. The Company records compensation expense on options granted the current fair market value. The vesting period is usually related to the length of employment or consulting contract period. In 2005 and 2004, the Company granted warrants convertible into the Company’s common stock pursuant to the issuance of convertible debentures (see Note 4).

The fair value of employee warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2005; dividend yield of 0%; expected volatility of 150%; risk-free interest rate of 4.0%; and expected life of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted-average fair value of warrants granted to employees during the year ended December 31, 2005 was $0.16.

No employee stock options were outstanding or exercisable at December 31, 2004.

The following table summarizes information with respect to stock warrants outstanding and exercisable at December 31, 2005:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2005	Weighted Average Exercise Price

$0.03 - $0.17	25,972,221	4.3	$0.06	25,972,221	$0.06

	25,972,221	4.3	$0.06	25,972,221	$0.06

Kaire Holdings Incorporated
and Subsidiaries

13. Stock Options and Warrants (continued)

The following table summarizes information with respect to stock warrants outstanding and exercisable at December 31, 2004:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2004	Weighted Average Exercise Price

$0.17	4,444,444	4.4	$0.17	4,444,444	$0.17

	4,444,444	4.4	$0.17	4,444,444	$0.17

The following summarizes the Company’s stock option and warrants activity:

	Warrants And Stock Options Outstanding	Weighted Average Exercise Price

Outstanding December 31, 2003	2,210,167	$0.06

Granted	4,444,444	$0.17
Exercised	(2,200,000)	$0.06
Expired/Cancelled	(10,167)	$10.00

Outstanding December 31, 2004	4,444,444	$0.17

Granted March 29, 2005	3,694,444	$0.04
Granted June 22, 2005	5,833,333	$0.03
Granted November 1, 2005	12,000,000	$0.05
Exercised	-	$-
Expired/Cancelled	-	$-

Outstanding December 31, 2005	25,972,221	$0.06

The Company has and 25,972,221 warrants outstanding as of December 31, 2005 and 4,444,444 as of December 31, 2004. The weighted exercise price of the outstanding warrants as of December 31, 2005 is $0.06. The outstanding warrants have a clause that causes the exercise price can be adjusted down by the Company upon certain Company actions. The warrants expire 5 years from the original date of grant. The Company has not repriced any warrants as of December 31, 2005.

Kaire Holdings Incorporated
and Subsidiaries

14. Restatement of Financial Statements

The Company has restated its previously issued 2004 consolidated financial statements for matters related to the following previously reported items: properly reflect the accounting for convertible notes, the related debt derivative and warrants pursuant to EITF Nos. 00-19, 05-02, 05-04 and SFAS No. 133; and the related income tax effects. The accompanying financial statements for 2004 have been restated to reflect the corrections. Also, retained earnings at January 1, 2004 was reduced by $23,826 as a result of adjustments to the carrying value of convertible debentures, warrant liability and other derivative liabilities, which previously were unrecorded liabilities in 2003.

Year ended December 31, 2004

The following is a summary of the restatements for the year ended December 31, 2004:

Decrease in interest expense	$221,483
Amortization of debt discount	(279,841)
Net changes in fair value of warrant liability	124,652
Net change in fair value of debt derivative liability	52,010

$118,304

The following is a summary of the restatements for the year ended December 31, 2004:

Income tax effect of restatement	$-
Total reduction of 2004 net loss	$118,304

Kaire Holdings Incorporated
and Subsidiaries

14. Restatement of Financial Statements (continued)

Year ended December 31, 2004

The effect on the Company’s previously issued 2004 financial statements are summarized as follows:

	Previously reported	Change	Restated
Balance Sheet
Convertible notes - current portion	$609,491	$8,284	$617,775
Derivative liability	$-	$803,552	$803,552
Warrant liability	$-	$68,059	$68,059
Total Current Liabilities	$1,568,654	$879,895	$2,448,549
Convertible notes payable and debentures - non-current	$385,880	$(385,880)	$-
Total long term liabilities	$385,880	$(385,880)	$-
Total Liabilities	$1,954,534	$494,015	$2,448,549
Additional paid in capital	$40,275,501	$(636,145)	$39,639,356
Accumulated deficit	$(41,865,095)	$142,130	$(41,722,965)
Total Stockholders' Equity	$(1,558,716)	$(494,015)	$(2,052,731)

Statement of Operations
Interest expense	$(404,743)	$221,483	$(183,260)
Gain/(loss) from change in warrant liability	$-	$124,652	$124,652
Gain/(loss) from change in derivative liability	$-	$52,010	$52,010
Accretion of convertible debt	$-	$(279,841)	$(279,841)
Total Other Income (Expenses)	$(146,659)	$118,304	$(28,355)
Loss from continuing operations before income taxes	$(1,631,934)	$118,304	$(1,513,630)
Loss from continuing operations	$(1,635,338)	$118,304	$(1,517,034)
Net Loss	$(975,729)	$118,304	$(857,425)

The loss after discontinued operations for 2004 was originally $975,729, while the 2004 restated loss after discontinued operations is reported as $857,425, a decrease in loss of $118,304. This decrease in loss, related to the convertible debt and warrants issued through December 31, 2004, consists of the following: 1) decrease in interest expense of $221,483; 2) the accretion of debt amounting to $279,841 offset by 3) income due to change in fair value of the warrant liability of $124,652 and 4) income due to change in fair value of to the debt derivatives of $52,010.

On the 2004 balance sheet, the restatement resulted in an increase in liabilities of $494,015 consisting of the following: 1) an increase to the debt derivative liability from $0 to $803,552; 2) an increase to the warrant liability from $0 to $68,059; offset by 3) a net decrease in debt discount of $377,596. There was also a decrease in additional paid in capital of $636,145.

The basic and diluted loss per share remained the same.

Kaire Holdings Incorporated
and Subsidiaries

14. Restatement of Financial Statements (continued)

Three months ended March 31, 2005

The following is a summary of the restatements for the three months ended March 31, 2005 (unaudited):

Increase in interest expense	$48,550
Amortization of debt discount	(92,721)
Net changes in fair value of warrant liability	41,029
Net change in fair value of debt derivative liability	(100,624)

$(103,766)

The following is a summary of the restatements for the three months ended March 31, 2005:

Income tax effect of restatement	$-
Total increase in net loss	$103,766

The effect on the Company’s previously issued March 31, 2005, financial statements are summarized as follows:

	Previously reported	Change	Restated
Balance Sheet	(unaudited)		(unaudited)
Convertible notes - current portion	$753,970	$(43,474)	$710,496
Derivative liability	$-	$938,026	$938,026
Warrant liability	$-	$141,497	$141,497
Total Current Liabilities	$1,646,477	$1,036,049	$2,682,526
Convertible notes payable and debentures - non-current	$313,267	$(313,267)	$-
Total long term liabilities	$313,267	$(313,267)	$-
Total Liabilities	$1,959,744	$722,782	$2,682,526
Additional paid in capital	$40,547,502	$(761,146)	$39,786,356
Accumulated deficit	$(42,168,683)	$38,364	$(42,130,319)
Total Stockholders' Equity	$(1,587,303)	$(722,782)	$(2,310,085)

Statement of Operations
Interest expense	$(107,756)	$48,550	$(59,206)
Gain/(loss) from change in warrant liability	$-	$41,029	$41,029
Gain/(loss) from change in derivative liability	$-	$(100,624)	$(100,624)
Accretion of convertible debt	$-	$(92,721)	$(92,721)
Total Other Income (Expenses)	$(107,756)	$(103,766)	$(211,522)
Loss from continuing operations before income taxes	$(303,588)	$(103,766)	$(407,354)
Loss from continuing operations	$(303,588)	$(103,766)	$(407,354)
Net Loss	$(303,588)	$(103,766)	$(407,354)

The loss after discontinued operations for the three months ending March 31, 2005 was originally $303,588, while the three months ending March 31, 2005 restated loss after discontinued operations is reported as $407,354, an increase in loss of $103,766. This increase in loss, related to the convertible debt and warrants issued through March 31, 2005 consists of the following: 1) decrease in interest expense of $48,550; 2) the accretion of debt amounting to $92,721; 3) interest expense relating to the debt derivatives of $100,624 offset by 4) warrant interest income of $41,029.

Kaire Holdings Incorporated
and Subsidiaries

14. Restatement of Financial Statements (continued)

Three months ended March 31, 2005 (continued)

On the March 31, 2005 balance sheet, the restatement resulted in an increase in liabilities of $722,782 consisting of the following; 1) an increase to the derivative liability of $938,026; 2) an increase to the warrant liability of $141,497; and 3) an increase in debt discount of $356,741. There was also a decrease in additional paid in capital of $761,146.

The basic and diluted loss per share remained the same.

Three and six months ended June 30, 2005

The following is a summary of the restatements for the six months ended June 30, 2005 (unaudited):

Increase in interest expense	$78,093
Amortization of debt discount	(207,506)
Net changes in fair value of warrant liability	98,733
Net change in fair value of debt derivative liability	(190,832)

$(221,512)

The following is a summary of the restatements for the six months ended June 30, 2005:

Income tax effect of restatement	$-
Total increase in net loss	$221,512

Kaire Holdings Incorporated
and Subsidiaries

14. Restatement of Financial Statements (continued)

Three and six months ended June 30, 2005 (continued)

The effect on the Company’s previously issued June 30, 2005 financial statements are summarized as follows:

	Previously reported	Change	Restated
Balance Sheet	(unaudited)		(unaudited)
Convertible notes - current portion	$814,603	$237,374	$1,051,977
Derivative liability	$-	$1,102,198	$1,102,198
Warrant liability	$-	$133,133	$133,133
Total Current Liabilities	$1,718,465	$1,472,705	$3,191,170
Convertible notes payable and debentures - non-current	$495,799	$(495,799)	$-
Total long term liabilities	$495,799	$(495,799)	$-
Total Liabilities	$2,214,264	$976,906	$3,191,170
Additional paid in capital	$40,683,881	$(897,524)	$39,786,357
Accumulated deficit	$(42,508,575)	$(79,382)	$(42,587,957)
Total Stockholders' Equity	$(1,790,816)	$(976,906)	$(2,767,722)

Statement of Operations - three months
Interest expense	$(68,090)	$29,543	$(38,547)
Gain/(loss) from change in warrant liability	$-	$57,704	$57,704
Gain/(loss) from change in derivative liability	$-	$(90,208)	$(90,208)
Accretion of convertible debt	$-	$(114,785)	$(114,785)
Total Other Income (Expenses)	$(68,090)	$(117,746)	$(185,836)
Loss from continuing operations before income taxes	$(339,892)	$(117,746)	$(457,638)
Loss from continuing operations	$(339,892)	$(117,746)	$(457,638)
Net Loss	$(339,892)	$(117,746)	$(457,638)

Statement of Operations - Six months
Interest expense	$(175,846)	$78,093	$(97,753)
Gain/(loss) from change in warrant liability	$-	$98,733	$98,733
Gain/(loss) from change in derivative liability	$-	$(190,832)	$(190,832)
Accretion of convertible debt	$-	$(207,506)	$(207,506)
Total Other Income (Expenses)	$(175,846)	$(221,512)	$(397,358)
Loss from continuing operations before income taxes	$(643,480)	$(221,512)	$(864,992)
Loss from continuing operations	$(643,480)	$(221,512)	$(864,992)
Net Loss	$(643,480)	$(221,512)	$(864,992)

The loss after discontinued operations for the three months ending June 30, 2005 was originally $339,892, while the three months ending June 30, 2005 restated loss after discontinued operations is reported as $457,638, an increase in loss of $117,746. This increase in loss, related to the convertible debt and warrants issued through June 30, 2005 consists of the following: 1) increase in the accretion of debt amounting to $114,785; and 2) an increase in interest expense relating to the debt derivatives of $90,208; offset by 3) warrant interest income of $57,704 and 4) decrease in interest expense of $29,543.

The loss after discontinued operations for the six months ending June 30, 2005 was originally $643,480, while the six months ending June 30, 2005 restated loss after discontinued operations is reported as $864,992, an increase in loss of $221,512. This increase in loss, related to the convertible debt and warrants issued through June 30, 2005 consists of the following: 1) increase in the accretion of debt amounting to $190,832; and 2) an increase in interest expense relating to the debt derivatives of $190,832; offset by 3) warrant interest income of $98,733 and 4) decrease in interest expense of $78,093.

Kaire Holdings Incorporated
and Subsidiaries

14. Restatement of Financial Statements (continued)

Three and six months ended June 30, 2005 (continued)

On the June 30, 2005 balance sheet, the restatement resulted in an increase in liabilities of $976,906 consisting of the following; 1) an increase to the derivative liability of $1,102,198, 2) an increase to the debt discount of $258,425, offset by 3) a decrease in warrant liability of $133,133. There was also a decrease in additional paid in capital of $897,524.

The basic and diluted loss per share remained the same.

Three and nine months ended September 30, 2005

The following is a summary of the restatements for the nine months ended September 30, 2005 (unaudited):

Increase in interest expense	$92,925
Amortization of debt discount	(330,821)
Net changes in fair value of warrant liability	104,448
Net change in fair value of debt derivative liability	(373,122)

$(506,570)

The following is a summary of the restatements for the nine months ended September 30, 2005:

Income tax effect of restatement	$-
Total increase in net loss	$506,570

Kaire Holdings Incorporated
and Subsidiaries

14. Restatement of Financial Statements (continued)

Three and nine months ended September 30, 2005 (continued)

The effect on the Company’s previously issued September 30, 2005 financial statements are summarized as follows:

	Previously reported	Change	Restated
Balance Sheet	(unaudited)		(unaudited)
Convertible notes - current portion	$801,480	$373,812	$1,175,292
Derivative liability	$-	$1,284,488	$1,284,488
Warrant liability	$-	$127,418	$127,418
Total Current liabilities	$1,814,094	$1,785,718	$3,599,812
Convertible notes payable and debentures - non-current	$523,753	$(523,753)	$-
Total long term liabilities	$523,753	$(523,753)	$-
Total Liabilities	$2,337,847	$1,261,965	$3,599,812
Additional paid in capital	$40,683,881	$(897,525)	$39,786,356
Accumulated deficit	$(42,685,974)	$(364,440)	$(43,050,414)
Total Stockholders' Equity	$(1,968,215)	$(1,261,965)	$(3,230,180)

Statement of Operations - three months
Interest expense	$(71,932)	$14,832	$(57,100)
Gain/(loss) from change in warrant liability	$-	$5,715	$5,715
Gain/(loss) from change in derivative liability	$-	$(182,290)	$(182,290)
Accretion of convertible debt	$-	$(123,315)	$(123,315)
Total Other Income (Expenses)	$(71,932)	$(285,058)	$(356,990)
Loss from continuing operations before income taxes	$(177,399)	$(285,058)	$(462,457)
Loss from continuing operations	$(177,399)	$(285,058)	$(462,457)
Net Loss	$(177,399)	$(285,058)	$(462,457)

Statement of Operations - nine months
Interest expense	$(247,778)	$92,925	$(154,853)
Gain/(loss) from change in warrant liability	$-	$104,448	$104,448
Gain/(loss) from change in derivative liability	$-	$(373,122)	$(373,122)
Accretion of convertible debt	$-	$(330,821)	$(330,821)
Total Other Income (Expenses)	$(247,778)	$(506,570)	$(754,348)
Loss from continuing operations before income taxes	$(820,879)	$(506,570)	$(1,327,449)
Loss from continuing operations	$(820,879)	$(506,570)	$(1,327,449)
Net Loss	$(820,879)	$(506,570)	$(1,327,449)

The loss after discontinued operations for the three months ending September 30, 2005 was originally $177,399, while the three months ending September 30, 2005 restated loss after discontinued operations is reported as $462,457, an increase in loss of $285,058. This increase in loss, related to the convertible debt and warrants issued through September 30, 2005 consists of the following: 1) increase in the accretion of debt amounting to $123,315; 2) an increase in interest expense relating to the debt derivatives of $182,290 offset by 3) warrant interest income of $5,715 and 4) a decrease in interest expense of $14,832.

The loss after discontinued operations for the nine months ending September 30, 2005 was originally $820,879, while the nine months ending September 30, 2005 restated loss after discontinued operations is reported as $1,327,449, an increase loss of $506,570. This increase in loss, related to the convertible debt and warrants issued through September 30, 2005 consists of the following: 1) increase in the accretion of debt amounting to $330,821; 2) an increase in interest expense relating to the debt derivatives of $373,122 offset by 3) warrant interest income of $104,448 and 4) a decrease in interest expense of $92,925.

Kaire Holdings Incorporated
and Subsidiaries

14. Restatement of Financial Statements (continued)

Three and nine months ended September 30, 2005 (continued)

On the September 30, 2005 balance sheet, the restatement resulted in an increase in liabilities of $1,261,965, consisting of the following; 1) an increase to the derivative liability of $1,284,488; 2) an decrease to the debt discount of $149,941; and 3) an increase in warrant liability of $127,418.

The basic and diluted loss per share remained the same.

15.  Loss per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. As of December 31, 2005 and 2004, potentially dilutive securities consist of convertible debentures convertible into 162,631,333 and 44,219,200 common shares and warrants convertible into 25,972,221 and 4,444,444 shares respectively. Earnings per share-dilutive does not include the effect of potentially dilutive securities for the years ended December 31, 2005 and 2004. The loss from operations and the net loss for the years ended December 31, 2005 and 2004 make these securities anti-dilutive.

16. Discontinued Operations - Classic Care, Inc.

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

Kaire Holdings Incorporated
and Subsidiaries

16. Discontinued Operations - Classic Care, Inc. (continued)

The net assets (liabilities) of the discontinued operations have been recorded at their estimated net realizable value under the caption “Net assets (liabilities) of discontinued operations - Classic Care” in the accompanying Balance Sheets at December 31, 2005 and 2004, and consist of the following:

	2005	2004
Non-trade receivable	-	-

Total Assets	$-	$-

Accounts payable	(131,845)	(131,845)
Accrued liabilities	(13,766)	(13,766)
Reserve for litigation	-	-
Total liabilities	(145,611)	(145,611)
Net assets (liabilities) of discontinued operations	$(145,611)	$(145,611)

The following is a breakdown of the operations of Classic Care discontinued operations for the years ended December 31, 2005 and 2004:

	2005	2004
Revenues	$-	$-
Cost of sales	-	-
Operating expenses	-	-
Gain on settlement	-	438,048
Other income	-	-
Income tax	-	-
Net income	-	438,048
Disposal	-	-
Net	$-	$438,048

17. Acquisition and Disposition of Entremetrix, Inc.

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

Kaire Holdings Incorporated
and Subsidiaries

17. Acquisition and Disposition of Entremetrix, Inc. (continued)

Acquisition of Entremetrix, Inc. (continued)

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

Disposition of Entremetrix, Inc.

In February 2004, the Company signed a definitive agreement to sell Entremetrix, Inc., (Entremetrix), its professional employment organization business unit, back to its original shareholder. The Company had purchased Entremetrix in March 2003 for common stock and a note payable to the shareholder of Entremetrix. The results of operations of Entremetrix have been reported separately as discontinued operations. The transaction was in essence a rescission of the original purchase. The Company received back the shares, 1,250,000 shares of its common stock, it had issued to the original shareholder and the note payable to the shareholder in the amount of $2,500,000 plus any accrued interest to date was cancelled.

Kaire Holdings Incorporated
and Subsidiaries

17. Acquisition and Disposition of Entremetrix, Inc. (continued)

Disposition of Entremetrix, Inc. (continued)

The following is a breakdown of the operations of Entremetrix discontinued operations for the years ended December 31, 2005 and 2004:

	2005	2004
Revenues	$-	$25,860
Operating expenses	-	(79,796)
Other expense	-	(1,351)
Income tax	-	-
Net loss	-	(55,287)
Disposal	-	-
Net	$-	$(55,287)

18. Subsequent Events

On December 13, 2005, Kaire entered into a subscription agreement with the Longview Fund, LP to issue $350,000 in convertible debentures, 12% annual interest rate in three traunches. A convertible debenture for $150,000 was issued on December 13, 2005 and its underlying shares are being registered through this document. The second traunch of $100,000 was issued on March 13, 2006 and the third traunch of $100,000 was issued on April 14, 2006. The convertible debentures can be converted into shares of common stock with the conversion price being 70% of the average of the lowest five closing bid prices of the common stock during the 20 trading days preceding the conversion date.

In January 2006 the Company issued 1,576,545 shares of common stock. The shares represent interest expense of $15,167 on the Longview Fund LP convertible note, converted at $0.0095 per share.

In February 2006, the Company issued a warrant convertible into 12,000,000 shares of Common Stock at an exercise price of $0.05 per share to a consultant. The warrant expires five years from date of grant.