Form 10QSB
period 2006-03-31
KAIRE HOLDINGS INC
filed 2006-05-22
CIK 822997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class of Common Stock    Outstanding at May 18, 2006
$.001 par value      42,616,806  shares

       Transitional Small Business Disclosure Format Yes   No X

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

KAIRE HOLDINGS INCORPORATED

Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Condensed Consolidated Balance Sheets (unaudited) at
March 31, 2006 and December 31, 2005

Condensed Consolidated Statements of Operations (Unaudited)
  for the three months ended March 31, 2006 and 2005

Condensed Consolidated Statements of Cash Flows (Unaudited)
for the three months ended March 31, 2006 and 2005

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

Item 3 Defaults Upon Senior Securities

Item 4. Submission of Matters of a Vote to Security Holders

Item 5 Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
March 31, 2006

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
March 31, 2006

C O N T E N T S

Consolidated Balance Sheets	1 - 2

Consolidated Statements of Operations	3

Consolidated Statements of Cash Flows	4 - 5

Notes to Consolidated Financial Statements	6 - 29

Kaire Holdings Incorporated and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2006, and December 31, 2005

ASSETS

	March 31, 2006	December 31, 2005
Current Assets	(unaudited)	(audited)
Cash and cash equivalents	$-	$-
Accounts receivable, trade (net of allowance for doubtful
accounts of $55,000 and $55,000, respectively	161,193	95,854
Inventory	78,273	67,705
Deferred financing costs	31,077	41,317

Total Current Assets	270,543	204,876

Other Assets
Property and equipment, net of accumulated depreciation	35,593	41,546

Total Other Assets	35,593	41,546

Total Assets	$306,136	$246,422

(continued)

See accompanying notes to financial statements.

Kaire Holdings Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)
As of March 31, 2006, and December 31, 2005

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	March 31, 2006	December 31, 2005
Current Liabilities	(unaudited)	(audited)
Bank overdraft	$5,132	$4,634
Accounts payable and accrued expenses	603,896	526,626
Income tax payable	647	647
Notes payable - related parties	10,381	10,381
Advances from shareholders	122,562	97,937
Liabilities of discontinued operations - Classic Care	145,611	145,611
Accrued interest - convertible debt	343,499	319,138
Convertible notes	1,554,052	1,373,570
Derivative liability	1,680,700	1,497,659
Warrant liability	253,700	126,095

Total Current Liabilities	4,720,180	4,102,298

Total Liabilities	4,720,180	4,102,298

Stockholders’ Deficit
Common stock, $0.001 par value, 900,000,000 shares
authorized; 37,030,442 and 35,453,897 shares issued
and outstanding in 2006 and 2005, respectively	37,031	35,454
Additional paid in capital	40,005,158	39,991,758
Accumulated deficit	(44,456,233)	(43,883,088)

Total Stockholders’ Deficit	(4,414,044)	(3,855,876)

Total Liabilities and Stockholders’ Deficit	$306,136	$246,422

See accompanying notes to financial statements.

Kaire Holdings Incorporated and Subsidiaries
Consolidated Statements of Operations
For theThree Months Ended March 31, 2006 and 2005

	2006	2005
	(unaudited)	(restated, unaudited)
Net revenues	$286,086	$430,764
Cost of goods sold	213,364	240,556

Gross Profit	72,722	190,208

Operating Expenses
Salaries and related expenses	55,065	119,747
Depreciation and amortization	5,953	7,238
General and administrative	352,084	251,764
Selling expense	2,781	-
Rent	8,870	7,291

Total Operating Expenses	424,753	386,040

Loss from operations	(352,031)	(195,832)

Other Income (Expense)
Interest expense	(39,339)	(49,931)
Gain from change in warrant liability	95,001	41,029
Gain/(loss) from change in derivative liability	(132,274)	(100,624)
Accretion of convertible debt discount	(131,248)	(92,721)
Debt issuance costs	(13,253)	(9,275)

Total Other Income (Expense)	(221,113)	(211,522)

Loss from continuing operations before income taxes	(573,144)	(407,354)

Provision for income taxes	-	-

Net Loss	$(573,144)	$(407,354)

Loss per weighted average share of common
stock outstanding - basic and diluted	$(0.02)	$(0.01)

Weighted-average shares outstanding - basic and diluted	36,715,133	30,781,798

See accompanying notes to financial statements.

Kaire Holdings Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005

	2006	2005
Increase (decrease) in cash and cash equivalents:	(unaudited)	(restated, unaudited)
Net loss	$(573,144)	$(407,354)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	5,953	7,238
Accretion of convertible debt discount	131,248	92,721
Loss from change in derivative liability	132,274	100,624
Gain from change in warrant liability	(95,001)	(41,029)
Non-cash interest associated with derivative liabilities	-	23,317
Common stock issued for payment of interest	14,977	-
Warrants issued for consulting expense	222,606	-
Common stock issued for professional services and compensation	-	150,000
Amortization of deferred financing costs	13,253	8,125
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(65,339)	(23,320)
Increase in other receivables	-	(110)
(Increase) decrease in inventory	(10,568)	32,394
Increase (decrease) in sales tax payable	(72)	33
Increase in accrued interest on convertible notes	24,361	26,614
Increase (decrease) in accounts payable and accrued expenses	77,342	(94,898)
Net cash used in operating activities	(122,110)	(125,645)

Cash flow from investing activities:
Purchase of property and equipment	-	(950)
Net cash used in investing activities	-	(950)

Cash flow from financing activities:
Proceeds from notes payable - related parties	-	1,200
Payments on notes payable - related parties	-	(1,300)
Proceed from notes payable - shareholders	86,371	-
Payments on notes payable - shareholders	(61,746)	-
Payments on loans	-	(21,850)
Proceeds from convertible notes payable	100,000	125,000
Deferred financing costs	(3,013)	-
Increase in bank overdraft	498	23,545
Net cash generated by financing activities	122,110	126,595

Net increase in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at end of period	$-	$-

(continued)

See accompanying notes to financial statements.

Kaire Holdings Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the Three Months Ended March 31, 2006 and 2005

	2006	2005
	(unaudited)	(restated, unaudited)
Supplementary disclosures of cash flow information:
Cash paid during the year for
Interest	$-	$3,150
Taxes	$-	$-

Supplementary disclosures of non-cash transactions:

During the three months ended March 31, 2006, the Company entered into the following non-cash transactions:

•	Issued 1,576,545 shares of common stock for the payment of interest on a convertible note, valued at $14,977;

•	Issued a warrant to purchase 12,000,000 shares of the Company’s common stock in exchange for professional services valued at $222,606.

During the three months ended March 31, 2005, the Company entered into the following non-cash transactions:

•	Issued 3,000,000 shares of common stock for professional services valued at $150,000.

See accompanying notes to financial statements.

Kaire Holdings Incorporated and Subsidiaries
Noted to Consolidated Financial Statements
March 31, 2006

1.  Summary of Significant Accounting Policies

Organization and Line of Business

Kaire Holdings Incorporated (“Kaire” or “the Company”), a Delaware corporation, was incorporated on June 2, 1986. Effective February 3, 1998, Kaire changed its name to Kaire Holdings Incorporated from Interactive Medical Technologies, Ltd.

In November 2002, the Company, through its subsidiary Effective Health, Inc., purchased certain assets of Sespe Pharmacy, a privately held company located in Fillmore, California. The asset acquisition was concluded on January 26, 2003. Sespe Pharmacy provides both retail and long-term care pharmacy services. Long-term pharmacy care services focus on the following: 1) helping chronically ill patients residing in assisted-living facilities maintain compliance with their medication therapies; 2) monitoring any adverse drug reactions; and 3) assisting the long-term care providers in monitoring patient progress. Specialized long-term care services include: providing the patients their monthly cycle medications; providing the long-term care providers with in-service training and drug education, including providing detailed policies and procedures manuals; providing monthly reviews of patient drug regimes; and processing all patient insurance claims. Specialized products include unit dose bubble pack of individual patient’s medication, secure mobile medication carts and emergency medication kits for night or weekend patient emergencies.

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

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements include the accounts of Kaire and its wholly owned subsidiaries (collectively the “Company”). The Company’s subsidiaries include Effective Health, Inc. (dba Sespe Pharmacy), and YesRx.com. Intercompany accounts and transactions have been eliminated upon consolidation.

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

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

The accompanying unaudited interim consolidated financial statements represent the financial activity of Kaire Holdings Incorporated and its subsidiaries. The consolidated financial statements for the three months ended March 31, 2006, have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended March 31, 2006, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the those estimates. Significant estimates include valuation of derivative and warrant liabilities, allowance for doubtful accounts and third-party contractual agreements and the net realizable value of assets of discontinued operations.

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
March 31, 2006

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

For the three months ended March 31, 2006, gross revenues were $306,104 less approximately $20,018 of contractual adjustments based on reimbursement contracts, resulting in net third-party contract revenues of approximately $286,086.

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
Notes to Consolidated Financial Statements
March 31, 2006

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
Notes to Consolidated Financial Statements
March 31, 2006

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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of March 31, 2006, the estimated fair value of the Company’s derivative liability was $1,680,700, as well as a warrant liability of $253,700. As of December 31, 2005, the estimated fair value of the Company’s derivative liability was $1,497,659, as well as a warrant liability of $126,095. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows/Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative asset. In valuing the debt features at March 31, 2006, the Company used the closing price of $0.019 and the respective conversion and exercise prices for the warrants. For the year ended December 31, 2005, there was a decrease in the market value of the Company’s common stock to $0.025 from $0.055 at December 31, 2004.

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

1.  Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The Company issued a warrant to purchase 12,000,000 shares of the Company’s common stock to its Chairman and CEO, Steve Westlund, during the year ended December 31, 2005, which had an estimated aggregate fair value of $192,000, and was immediately vested. The warrant is a five year warrant with an exercise price of $0.05 per share.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the periods ended March 31, 2006 and 2005, comprehensive loss is equivalent to the Company’s net loss.

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. The Company incurred no advertising and marketing costs for the periods ended March 31, 2006 and 2005.

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

The Company operated in only one segment during the periods ended March 31, 2006 and 2005.

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

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

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005.  EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

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
Notes to Consolidated Financial Statements
March 31, 2006

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

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $573,144 and $407,354 for the quarters ended March 31, 2006 and 2005, respectively. The Company also had a net working deficit of $4,449,637 for the quarter ended March 31, 2006. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

3. Accounts Receivable - Trade

In the three months ended March 31, 2006 and 2005, approximately 43.6% and 71% of net revenues of continuing operations were derived under federal and state insurance reimbursement programs with 56.4% and 29% respectively coming from private party reimbursements and other third parties. For the three-month period ending March 31, 2006, the breakout is as follows:

Medi-Cal	43.6%
Medi-Care	0%
Private Party	30.1%
Other third-parties	26.3%

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

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

3. Accounts Receivable - Trade (continued)

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts. The Company bases this estimate on historical collection experience and a review of the current status of trade accounts receivable. The Company determined that an allowance for doubtful accounts provision of $55,000 was needed as of December 31, 2005 and no additional allowance for doubtful accounts for March 31, 2006, was necessary.

4. Convertible Notes Payable

During the three months ended March 31, 2006, and during the years ended December 31, 2005, 2004 and 2003, the Company issued notes to third parties. As part of the several of the financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

Date of Note	Amount of Notes	Conversion Price(1)	Term of Note
December 12, 2003 (2)	$676,576	$ 0.04 or 70%	3 years
May 3, 2004	$650,000	$ 0.09 or 85%	3 years
March 29, 2005	$125,000	$ 0.04 or 85%	1 year
June 23, 2005	$350,000	$ 0.03 or 80%	2 years
December 13, 2005 (2)	$150,000	70%	2 years
March 13, 2006 (2)	$100,000	70%	2 years

Date of Warrants Issued	Number of Warrants	Exercise Price	Term of Warrants
May 3, 2004	1,666,667	$0.147	5 years
March 29, 2005	694,444	$0.042	5 years
March 29, 2005	3,000,000	$0.040	5 years
June 23, 2005	1,666,667	$0.040	5 years

(1)	the conversion price is the lower of the set price or the % of market closing price.
(2)	no warrants issued with this financing transaction.

After a thorough analysis and review of the terms of the note and respective covenants, the Company has determined the appropriate method of accounting is including the entire debt as a current liability on the balance sheet, since the debt is immediately convertible at the option of the holder.

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

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

4. Convertible Notes Payable (continued)

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

Redemption Option - The Company will have the option of prepaying the outstanding Principal Amount (“Optional Redemption”), in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon.

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

The debt discount is being accreted using the effective interest method over the term of the note. The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the three months ended March 31, 2006 and 2005, the Company accreted $131,248 and $92,791, respectively, of debt discount related to the Notes.

Warrants Issued

The estimated fair values of the warrants at issuance were as follows:

Date of Warrants Issued	Number of Warrants	Value at Issuance	Initial Volatility Factor
May 3, 2004	1,666,667	$92,711	188%
March 29, 2005	694,444	$21,387	104%
March 29, 2005	3,000,000	$93,080	104%
June 23, 2005	1,666,667	$49,340	101%
February 28, 2006	12,000,000	$222,606	122%

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

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

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

4. Convertible Notes Payable (continued)

Debt Features (continued)

Date of Note	Amount of Notes	Debt Features Value at Issuance	Initial Carrying Value
December 12, 2003	$676,576	$338,642	$337,934
May 3, 2004	$650,000	$516,920	$133,080
March 29, 2005	$125,000	$33,850	$91,150
June 23, 2005	$350,000	$73,964	$276,036
December 13, 2005	$150,000	$76,150	$73,850
March 13, 2006	$100,000	$50,767	$49,233

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. In valuing the debt features at March 31, 2006 the Company used the closing price of $0.019 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 122%. For the Quarter ended March 31, 2006, the estimated value of the debt features increased to $1,680,700, thus the Company recorded Other Expense on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $132,274 for the Quarter ended March 31, 2006.

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

Because the terms of the 2003 - 2006 convertible notes (“notes”) require such classification, the accounting rules required additional convertible notes and non-employee warrants to also be classified as liabilities, regardless of the terms of the new notes and / or warrants. This presumption has been made due to the Company no longer having the control to physical or net share settle subsequent convertible instruments because it is tainted by the terms of the notes. Were the notes to not have contained those terms or even if the transactions were not entered into, it could have altered the treatment of the other notes and the conversion features of the latter agreement may have resulted in a different accounting treatment from the liability classification. The 2005 notes and warrants, as well as any subsequent convertible notes or warrants, will be treated as derivative liabilities until all such provisions are settled.

4. Convertible Notes Payable (continued)

Debt Features (continued)

For the year ended December 31, 2005, the Company recorded Other Expense of $510,143 and Other Income of $105,771, related to the increase in value of the debt features and decrease in value of the warrants. A tabular reconciliation of this adjustment follows:

For the year ended December 31, 2005:

$105,771	income, decrease in value of 2003, 2004 and 2005 warrant liability
(510,143)	expense, increase in value of 2003, 2004, and 2005 derivative liability
$(404,372)	other expense related to convertible debt

For the three months ended March 31, 2006:

$(5,026)	income, decrease in value of 2003 and 2004 warrant liability
102,135	expense, increase in value of 2003 and 2004 derivative liability
(36,709)	income, decrease in value of 2005 warrant liability
29,871	expense, increase in value of 2005 derivative liability
(53,266)	income, decrease in value of 2006 warrant liability
268	expense, increase in value of 2006 derivative liability
$37,273	other expense related to convertible debt

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

For the three months ended March 31, 2006, the Company recorded $131,248 of interest expense related to the accretion of debt related to the convertible financing.

For the three months ended March 31, 2006:

$26,169	of interest expense related to accretion of 2003 convertible debt
51,999	of interest expense related to accretion of 2004 convertible debt
50,906	of interest expense related to accretion of 2005 convertible debt
2,174	of interest expense related to accretion of 2006 convertible debt
$131,248	of interest expense related to convertible debt

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

4. Convertible Notes Payable (continued)

Debt Features (continued)

The balance of the carrying value of the convertible debt as of December 31, 2005, and March 31, 2006, is:

$617,775	December 31, 2004 value
300,546	original carrying value on 2005 convertible debt
455,249	accretion of convertible debt - 2005
$1,373,570	December 31, 2005 carrying value of debt

$1,373,570	December 31, 2005 value
49,234	original carrying value on 2006 convertible debt
131,248	accretion of convertible debt - 2006
$1,554,052	March 31, 2006 carrying value of debt

The balance of the carrying value of the derivative liability as of December 31, 2005, and March 31, 2006, is:

$803,552	December 31, 2004 value of derivative liability
183,965	original values of 2005 derivative liability
201,764	increase in values of 2003 derivative liability
184,050	increase in values of 2004 derivative liability
124,328	increase in values of 2005 derivative liability
$1,497,659	December 31, 2005 value of derivative liability

$1,497,659	December 31, 2005 value of derivative liability
50,767	original value of 2006 derivative liability
53,916	change in value of 2003 derivative liability
48,219	change in value of 2004 derivative liability
29,871	change in value of 2005 derivative liability
268	change in value of 2006 derivative liability
$1,680,700	March 31, 2006 value of derivative liability

The balance of the carrying value of the warrant liability as of December 31, 2005, and March 31, 2006, is:

$68,059	December 31, 2004 value of warrant liability
163,807	original carrying values of 2005 warrant liability
(50,275)	income, decrease in value of 2004 warrant liability
(55,496)	income, decrease in value of 2005 warrant liability
$126,095	December 31, 2005 value of warrant liability

$126,095	December 31, 2004 value of warrant liability
222,606	original carrying values of 2006 warrant liability
(5,026)	income, decrease in value of 2004 warrant liability
(36,709)	income, decrease in value of 2005 warrant liability
(53,266)	income, decrease in value of 2006 warrant liability
$253,700	March 31, 2006 value of warrant liability

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

5. Common Stock Transactions

Common stock transactions during the three months ending March 31, 2006

The Company issued 1,576,545 shares of common stock for conversion of $14,978 of note interest.

Common stock transactions during three months ending March 31, 2005

The Company issued 3,000,000 shares of common stock for consulting services and compensation valued at $150,000.

6. Related Party Transactions

The following transactions occurred between the Company and certain related parties:

Source One Group

The Company’s chief financial officer served as the chief financial officer of Dalrada Financial Corporation (Dalrada) until May 5, 2006, when he resigned from that position. Dalrada, through its subsidiary Source One Group (“SOG”), operates a professional employment organization. SOG provides services for the Company as its professional employment organization. The Company entered into an Employment Services Agreement with SOG pursuant to which SOG agreed to render professional employment and related services to the Company for a fee. The Company paid fees to SOG totaling $0 and $3,347 for the three months ended March 31, 2006 and 2005, respectively. The fees charged by SOG to the Company are at the prevailing rate that SOG charges others.

7. Property and Equipment

Property and equipment at March 31, 2006, and December 31, 2005, consisted of the following:

	March 31, 2006	December 31, 2005

Furniture and fixtures	$85,000	$85,000
Vehicles	14,712	14,712
Computers and equipment	22,094	22,094
	121,806	121,806

Less accumulated depreciation and amortization	(86,213)	(80,260)

Total	$35,593	$41,546

Depreciation and amortization expense for the quarters ended March 31, 2006 and 2005 was $5,953 and $7,238, respectively.

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2005 and 2004 consisted of the following:

	March 31, 2006	December 31, 2005
Accounts payable	336,437	279,791
Accrued professional and related fees	164,272	150,072
Accrued compensation and related liabilities	55,026	41,138
Accrued settlements	38,567	45,092
Sales tax payable	35	107
Other accrued expenses	9,559	10,426
Total	603,896	526,626

9. Commitments and Contingencies

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

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

9. Commitments and Contingencies (continued)

Litigation (continued)

Department of Health Services - Medi-Cal Action against Classic Care Pharmacy (continued)

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

Except as otherwise specifically indicated above, we believe that we do not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of March 31, 2006.

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

9. Commitments and Contingencies (continued)

Litigation (continued)

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

Consulting Agreements

The Company has various consulting agreements that provide for issuance of the Company’s common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants. These agreements relate primarily to raising of capital, accounting services, legal services, and professional services rendered in connection with the Company’s acquisition efforts. The Company has no amounts due under these agreements as of March 31, 2006 and 2005.

10. Stock Options and Warrants

In January 2005, the Company adopted the provisions of SFAS Nos. 123R using the prospective method.

Options and warrants are granted at prices that are equal to the current fair value of the Company’s common stock at the date of grant. The Company records compensation expense on options granted the current fair market value. The vesting period is usually related to the length of employment or consulting contract period. In the quarters ending March 31, 2006 and 2005, the Company granted warrants convertible into the Company’s common stock pursuant to the issuance of convertible debentures (see Note 4).

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

10. Stock Options and Warrants (continued)

The fair value of employee warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the quarters ended March 31, 2005 and 2005; dividend yield of 0%; expected volatility of 150%; risk-free interest rate of 4.0%; and expected life of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate the existing models, in management’s opinion, do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted-average fair value of warrants granted to employees during the year ended December 31, 2005 was $0.16.

The following table summarizes information with respect to stock warrants outstanding and exercisable at March 31, 2006:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2006	Weighted Average Exercise Price

$0.03 - $0.17	37,972,221	4.22	$ 0.06	37,972,221	$0.06

	37,972,221	4.22	$ 0.06	37,972,221	$0.06

The following table summarizes information with respect to stock warrants outstanding and exercisable at December 31, 2005:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2005	Weighted Average Exercise Price

$0.03 - $0.17	25,972,221	4.3	$0.06	25,972,221	$0.06

	25,972,221	4.3	$0.06	25,972,221	$0.06

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

10. Stock Options and Warrants (continued)

The following summarizes the Company’s stock option and warrants activity:

	Warrants And Stock Options Outstanding	Weighted Average Exercise Price

Outstanding December 31, 2004	4,444,444	$0.17

Granted March 29, 2005	3,694,444	$0.04
Granted June 22, 2005	5,833,333	$0.03
Granted November 1, 2005	12,000,000	$0.05
Exercised	-	$-
Expired/Cancelled	-	$-

Outstanding December 31, 2005	25,972,221	$0.06

Granted February 28, 2006	12,000,000	$0.05
Exercised	-	-
Expired	-	-

Outstanding March 31, 2006	37,972,221	$0.06

The Company has 37,972,221 warrants outstanding as of March 31, 2006, and 25,972,221 warrants outstanding as of December 31, 2005. The weighted exercise price of the outstanding warrants as of March 31, 2006, and December 31, 2005, is $0.06. The outstanding warrants have a clause that causes the exercise price can be adjusted down by the Company upon certain Company actions. The warrants expire 5 years from the original date of grant. The Company has not repriced any warrants as of March 31, 2006.

11. Restatement of Financial Statements

The Company has restated it’s previously issued 2004 consolidated financial statements for matters related to the following previously reported items: properly reflect the accounting for convertible notes, the related debt derivative and warrants pursuant to EITF Nos. 00-19, 05-02, 05-04 and SFAS No. 133; and the related income tax effects. The accompanying financial statements for 2004 have been restated to reflect the corrections. Also, retained earnings at January 1, 2004 was reduced by $23,826 as a result of adjustments to the carrying value of convertible debentures, warrant liability and other derivative liabilities, which previously were unrecorded liabilities in 2003.

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

11. Restatement of Financial Statements (continued)

Three months ended March 31, 2005

The following is a summary of the restatements for the three months ended March 31, 2005 (unaudited):

Increase in interest expense	$48,550
Amortization of debt discount	(92,721)
Net changes in fair value of warrant liability	41,029
Net change in fair value of debt derivative liability	(100,624)

$(103,766)

The following is a summary of the restatements for the three months ended March 31, 2005:

Income tax effect of restatement	$-
Total increase in net loss	$103,766

The effect on the Company’s previously issued March 31, 2005, financial statements are summarized as follows:

	Previously reported	Change	Restated
Balance Sheet	(unaudited)		(unaudited)
Convertible notes - current portion	$753,970	$(43,474)	$710,496
Derivative liability	$-	$938,026	$938,026
Warrant liability	$-	$141,497	$141,497
Total Current Liabilities	$1,646,477	$1,036,049	$2,682,526
Convertible notes payable and debentures - non-current	$313,267	$(313,267)	$-
Total long term liabilities	$313,267	$(313,267)	$-
Total Liabilities	$1,959,744	$722,782	$2,682,526
Additional paid in capital	$40,547,502	$(761,146)	$39,786,356
Accumulated deficit	$(42,168,683)	$38,364	$(42,130,319)
Total Stockholders’ Equity	$(1,587,303)	$(722,782)	$(2,310,085)

Statement of Operations
Interest expense	$(107,756)	$57,825	$(49,931)
Gain/(loss) from change in warrant liability	$-	$41,029	$41,029
Gain/(loss) from change in derivative liability	$-	$(100,624)	$(100,624)
Accretion of convertible debt	$-	$(92,721)	$(92,721)
Debt issuance costs	$-	$(9,275)	$(9,275)
Total Other Income (Expenses)	$(107,756)	$(103,766)	$(211,522)
Loss from continuing operations before income taxes	$(303,588)	$(103,766)	$(407,354)
Loss from continuing operations	$(303,588)	$(103,766)	$(407,354)
Net Loss	$(303,588)	$(103,766)	$(407,354)

The loss after discontinued operations for the three months ending March 31, 2005 was originally $303,588, while the three months ending March 31, 2005 restated loss after discontinued operations is reported as $407,354, an increase in loss of $103,766. This increase in loss, related to the convertible debt and warrants issued through March 31, 2005 consists of the following: 1) decrease in interest expense of $57,825; 2) the accretion of debt amounting to $92,721; 3) interest expense relating to the debt derivatives of $100,624; 4) debt issuance costs of $9,275; offset by 5) warrant interest income of $41,029.

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

11. Restatement of Financial Statements (continued)

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

12. Loss per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. As of March 31, 2006 and 2005, potentially dilutive securities consist of convertible debentures convertible into 154,253,835 and 48,385,866 common shares and warrants convertible into 37,972,221 and 8,138,888 shares respectively. Earnings per share-dilutive does not include the effect of potentially dilutive securities for the periods ended March 31, 2006 and 2005. The loss from operations and the net loss for the three-month periods ended March 31, 2006 and 2005, make these securities anti-dilutive.

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

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

13. Discontinued Operations - Classic Care, Inc.

The net assets (liabilities) of the discontinued operations have been recorded at their estimated net realizable value under the caption “Net assets (liabilities) of discontinued operations - Classic Care” in the accompanying Balance Sheets at March 31, 2006, and December 31, 2005, and consist of the following:

	March 31, 2006	December 31, 2005
Non-trade receivable	-	-

Total Assets	$-	$-

Accounts payable	(131,845)	(131,845)
Accrued liabilities	(13,766)	(13,766)
Reserve for litigation	-	-
Total liabilities	(145,611)	(145,611)
Net assets (liabilities) of discontinued operations	$(145,611)	$(145,611)

There was no income or loss related to the operations of Classic Care during the three months ended March 31, 2006 and 2005.

14. Subsequent Events

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

In April 2006, the Company issued two warrants to purchase 27,500,000 shares each for an aggregate of 55,000,000 shares, at an exercise price of $.05 per share to two business marketing consultants. The warrants are not cashless and have piggyback registration rights.

In April 2006, the Company filed an S-8 registration statement to pay certain consultants for services rendered. The Company issued 4,986,364 shares of common stock having a total value of $124,659.

In April 2006, the Company issued 600,000 shares of common stock valued at $16,800 for consulting services.

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

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

Short Term Goals

Our main short term goal is to increase sales revenue and achieve profitability on an operational cash flow basis.  We hope to achieve this goal around the third or fourth quarter in 2006. To achieve this goal, we are focusing on the following:

•  Increase the number of retail and long term care private pay and third party pay patients, as opposed to Medi-Cal patients, which we can no longer service, by focusing more of our resources on targeted sales and marketing programs.
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

Though we have customers in place that could steadily increase our revenue over the next six to twelve months, we have not generated enough upfront new business to date to make up the loss of revenue incurred from the loss of two large clients during the first and second quarters of 2005 and the inability to service Medi-Cal patients as of May 1, 2006. Therefore we are experiencing a longer than anticipated ramp up of sales which has delayed the projection for increased sales and a favorable cash flow position for sometime into the third or fourth quarter of 2006.

Long Term Goals

Our long term goals would be to expand on our short term goals, (i.e. expand our service coverage area) to increase sales and to introduce service programs that would be custom tailored to meet the needs of our clients as those needs arise.

Concerning working capital, historically our revenues have been insufficient to cover the cost of running Kaire Holdings operations plus its non-operational costs. For the three month period ending March 31, 2006 our operations have not been generating a positive cash flow. Additional funds are required to cover non-operational costs which include the costs to maintain a public entity. In order to cover such costs, Kaire Holdings has had to rely in part on private placements of common stock securities, loans from private investors and in some instances the exercise of common stock warrants to meet the non-operational needs. With revenue growth being delayed till sometime in the third or fourth quarter of 2006, we believe that over the next twelve months there will be a need for additional working capital to meet our non-operational needs. Currently Kaire maintains no excess cash, i.e. it is used as soon as it is received. We estimate that an additional $200,000 in funds will need to be raised in order to carry us through the next twelve months.

This evaluation is based on the need to cover the costs of the additional burdens put on the company due to reporting regulation changes plus the desire to relocate our pharmacy to an area that allows for better servicing of clients. In the event that we are unable to obtain additional funding over the next several months, we will need to reduce non operational programs to a point where cash outflow will not exceed cash inflow and curtail any growth in operations.

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

On December 13, 2005, Kaire entered into a subscription agreement to issue $350,000 in convertible debentures, 12% annual interest rate in three traunches. A convertible debenture for $150,000 was issued on December 13, 2005 and its underlying shares are being registered through this document. A second convertible debenture of $100,000 was issued on March 13, 2006 and the third traunch of $100,000 was funded on April 11, 2006. As mentioned above, Kaire will most likely need another $200,000 to carry us through the next twelve months.

Results of Operations

Three Months Ended March 31, 2006 Compared to March 31, 2005

Revenues

For the three months ended March 31, 2006 and 2005, revenues were approximately $286,086 and $430,764 respectively, for a decrease of $144,678 or 33.6%. The decrease in revenue is a result of the discontinued servicing of two related 100 bed skilled nursing facilities, one of which was very costly to service due to its distant location and service requirements. On October 17, 2005, Medi-Cal denied our Pharmacy’s Medi-Cal provider application which was turned off around May 1, 2006 which means we are no longer able to service our Medi-Cal clients. We have been focusing on signing up non Medi-Cal clients and as a result we have reduced the Medi-Cal portion of sales to 43.6% of the total first quarter sales. However ramping up non-Medi-Cal sales has been slow and it is anticipated that it will not be until the end of the 3rd or 4th quarter that we will have completely replaced our Medi-Cal revenue.

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

The main vehicle that has been offsetting the lost sales has been through the three year agreements we signed to provide full pharmacy services to the Senior and Medi-Cal patient enrollees for two Independent Physician Associations (IPA’s) with member facilities in San Bernardino, Riverside and Los Angeles counties. These IPAs service up to 100,000 patient enrollees of which Kaire could eventually access up to 6% (or 6,000 patients).

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

The phasing in of sales from the IPAs will take several years. The IPA patients are clustered around member hospitals and clinics that are located from East Los Angeles County and extend past San Bernardino County. Servicing each cluster would require a separate pharmacy to be located at each cluster. At present we have only one pharmacy. Once we have successfully phased a cluster of patients geographically close to our pharmacy we can proceed to determine which next cluster of patients to service and set up a new pharmacy to provide such service, and keep repeating this scenario. It has taken us several months to understand how the IPAs work, and we are still three to six months away from completing our phase in with this first cluster of patients. Based on our experience in setting up service for the first cluster of patients, expanding into each new cluster will require about six to nine months each. Thus expanding one cluster at a time will be a multi year process.

Another factor that we have to phase in relates to the nature of services the patients need and the ease of phasing those patients into our pharmacy. Patients are grouped according to the type of services needed. These groups include the following: a) patients discharged from member hospitals, b) patients treated at member clinics, c) patients with refillable prescriptions, and d) long term care home therapy patients.

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

As mentioned above, Kaire will gain access to just a small portion of the 100,000 IPA patients (approximately 6%) which will be phased in over several years. The first cluster of patients that we will be servicing will number in the range of 400 to 600 patients. The next targeted cluster of patients should range from 1,200 to 2,000 patients.

Cost of Goods Sold

Cost of goods sold for the three month period ending March 31, 2006 and March 31, 2005 was $213,364 and $240,556 respectively, for a decrease of $27,192 (11.3%) over the same period in 2005. This decrease is a direct result of the fall in sales.

Gross Profit

Gross profit for products and services was $72,722 for the three months ended March 31, 2006, a decrease of $117,486 (61.8%) for the same three-month period in 2005. The gross profit margin for the three months ended March 31, 2006 and March 31, 2005 was 25.4.0% and 44.2% respectively. The decrease in gross profit was due to a shift in product mix from prior year. The prior year’s unusually high quarterly margin was a one time shift in drugs required by the patients from brand to generic name drugs.

Operating Expenses

Operating expenses for the three month periods ended March 31, 2006 and March 31, 2005 were $424,753 and $386,040 respectively for an increase of $38,713 (10.0%). The $38,713 increase in expenses is mainly attributable to increases in 1) $222,606 (57.6%) increase in consulting expense as a result of the valuation in a warrant issued to a consultant pursuant to EITF 00-16-9, 2) $8,999 (2.3%) increase in consulting and outside services, 3) $2,279 (0.6%) increase in computer repairs, 4) $1,579 (0.4%) increase in rent, and 5) $2,781 (0.7%) increase in selling expenses, offset by decreases in 1) accounting fees of $33,633 (8.7%), 2) legal fees of $92,309 (23.9%), 3) auto related expenses of $4,215 (1.1%), 4) phone expenses of $3,358 (0.9%), 5) salaries and related expenses of $64,682 (16.7%) as a result of reductions in head count, and 6) other items for $1,334 (0.3%).

Interest expense for the three month period ended March 31, 2006 and March 31, 2005 were $39,339 and $49,931 respectively which was a decrease of $10,952 (21.2%). In the three months ended March 31, 2005, the Company paid interest on a short-term note payable. There was no equivalent note in the current year. Gain from the change in warrant liability for the three month period ended March 31, 2006 was $95,001 compared to $41,029 for the prior period, for a gain of 53,972 (131.5%). This gain was a result of a decrease in the valuation of the warrant liability. Derivative liability expense for the three month period ended March 31, 2006 was $132,274 compared to $100,624 for the same period in 2005, for an increase in expense of $31,650 (31.5%). This increase was a result of an increase in the valuation of the derivative liability. Accretion of convertible debt discount expense for the three month periods ended March 31, 2006 and March 31, 2005 were $131,248 and $92,721 respectively, which was an increase of $38,527 (41.6%), which is a result of the issuance of additional debt during the three month period ending March 31, 2006. Debt issuance costs for the three month period ended March 31, 2006 and March 31, 2005 were $13,253 and $9,275 respectively, which was an increase of $3,978 (42.9%) which is a result of the issuance of additional debt during the three month period ending March 31, 2006.

Federal Income Tax

No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through the three month period ending March 31, 2006, the Company incurred a net operating loss for tax purposes of approximately $573,144. The net operating loss carry forward may be used to reduce taxable income through the year 2014. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years.

Liquidity and Capital Resources

Cash flow used in operations for the three month period ending March 31, 2006 amounted to ($122,110), which mainly consisted of the net loss for the three months ending March 31, 2006 of ($573,144) plus the gain from change in warrant liability of ($95,001) offset by the following: 1) depreciation and amortization of $5,953, 2) accretion of convertible debt discount of $131,248, 3) loss from change in derivative liability of $132,274, 4) common stock issue for payment of interest of $14,977, 5) warrants issued for consulting expense of $222,606, and 5) amortization of deferred financing costs of $13,253. In addition there was 1) an increase in trade receivable of ($65,339) 2) an increase in inventory of ($10,568), 3) a decrease in sales tax payable of ($72), 4) and increase in accrued interest in convertible notes of $24,361 and 5) an increase in accounts payable and accrued expenses of $77,342.

Net cash used in investing activities for the three month period ending March 31, 2006 was $nil.

Net cash generated from financing activities for the three month period ending March 31, 2006 was $122,110 which consisted primarily of proceeds from notes payable - shareholder of $86,371, proceeds from convertible notes payable of $100,000, increase in bank overdraft of $498, offset by payments to notes payable -shareholders of ($61,746), and deferred financing costs of ($3,013).

On March 31, 2006 the Company had total assets of $306,136 compared to $246,422 on December 31, 2005, an increase of $59,714 or 24.2%. The Company had a total stockholder's deficit of $4,414,044 on March 31, 2006, compared to a stockholders deficit of $3,855,876 on December 31, 2005, an increase of $558,168 or 14.5%. As of March 31, 2006 the Company's working capital position decreased by $552,215 (14.2%) from a working capital deficit of $3,897,422 at December 31, 2005 to a working capital deficit of $4,449,637 at March 31, 2006. This result was attributed primarily to increases in 1) convertible notes - current portion of $180,482 (12.2%), 2) increase in warrant liability of $127,605 (101.2%), 3) increase in derivative liability of $183,041 (12.2%), 4) increase in accrued interest on the current portion of the accrued notes of $24,361 (7.6%), 5) increase in advances from shareholder of $24,625 (25.1%), 6) increase in accounts payable of $77,270 (914.7%), 7) an increase in the bank overdraft of $498 (10.8%), and 8) a decrease in deferred financing costs of $10,240 (24.8%), offset by increases in 1) accounts receivable trade of $65,339 (68.2%) and 2) inventory of $10,568 (15.6%)

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs however it is unlikely that there will be sufficient capital to meet our non operational needs. The following is a discussion of future cash requirements.

Estimated future cash requirements

Our estimate of net cash requirements for overhead for the next twelve months subsequent to March 31, 2006 is approximately $80,000 a month for a twelve-month total of $960,000. The estimate of net cash inflow from operations for that time period is estimated to be no less than $720,000. This results in a total shortfall of approximately $240,000 or some $20,000 a month. In the past, this shortfall has been offset by deferring certain fees and by management deferring their fees and/or salary. The deferral of these charges will most likely continue until sales ramp up to a sufficient level.

We have generally financed our operational and non-operational costs through the sale of its common stock. With non-operational costs certain to increase in the near term, it is anticipated that we will need an additional infusion of funds of approximately $300,000 from outside sources. If we are unable to gain access to such funding, we will be forced to curtail operations or possibly go private to defray expenses due to the increasing burden of being a public company.

Subsequent Events:

On April 14, 2006 the third traunch of the following funding was received. On December 13, 2005, Kaire entered into a subscription agreement with the Longview Fund, LP to issue $350,000 in convertible debentures, 12% annual interest rate in three traunches. A convertible debenture for $150,000 was issued on December 13, 2005 and its underlying shares are being registered through this document. The second traunch of $100,000 was issued on March 13, 2006 and the third traunch of $100,000 was issued on April 14, 2006. The convertible debentures can be converted into shares of common stock with the conversion price being 70% of the average of the lowest five closing bid prices of the common stock during the 20 trading days preceding the conversion date.

In April 2006, the Company issued two warrants to purchase 27,500,000 shares each for an aggregate of 55,000,000 shares, at an exercise price of $.05 per share to two business marketing consultants. The warrants are not cashless and have piggyback registration rights.

In April 2006, the Company filed an S-8 registration statement to pay certain consultants for services rendered. The Company issued a total of 4,986,364 shares of common stock having a total value of $124,659.

In April 2006, the Company issued 600,000 shares of common stock valued at $16,800 for consulting services.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $573,144 and $407,354 for the quarters ended March 31, 2006 and 2005, respectively. The Company also had a net working deficit of $4,449,637 for the quarter ended March 31, 2006. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The Department of Health Services ("DHS") took this action after having reviewed the prescriptions on record at Classic Care Pharmacy. The DHS stated that they had reviewed thirty-two prescriptions, and that two of the ten prescribing physicians had denied treating the patients and writing the prescriptions. The DHS cited Classic Care Pharmacy for violations of CCR, Title 22, Sec. 51476.1, (a) and 51476.1(a)(2), which states that written prescriptions must contain the name of the prescribing physician and their provider number. Based on its findings the DHS and the Medical Program concluded that Classic Care Pharmacy might have intentionally committed fraud.

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

Except as otherwise specifically indicated above, we believe that we do not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of March 31, 2006.

ITEM 2  Changes in Securities and Use of Proceeds

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

KAIRE HOLDINGS INCORPORATED.
(Registrant)

Dated: May 22, 2006  By: /s/ Steven R.Westlund
  Steven Westlund
     Chief Executive Officer, Chairman

Dated: May 22, 2006 By: /s/ Randy Jones
Randy Jones
Chief Financial Officer