Form 10QSB
period 2006-06-30
KAIRE HOLDINGS INC
filed 2006-08-22
CIK 822997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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

Class of Common Stock    Outstanding at July 31, 2006
$.001 par value    42,616,806 shares

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
    December 31, 2005 and June 30, 2006 (unaudited)

Condensed Consolidated Statements of Operations (Unaudited)
  for the three months ended June 30, 2005 and 2006

Condensed Consolidated Statements of Operations (Unaudited)
for the six months ended June 30, 2005 and 2006

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

Item 3 Defaults Upon Senior Securities

Item 4. Submission of Matters of a Vote to Security Holders

Item 5 Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
June 30, 2006

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
June 30, 2006

C O N T E N T S

Consolidated Balance Sheets	1 - 2

Consolidated Statements of Operations	3

Consolidated Statements of Cash Flows	4 - 5

Notes to Consolidated Financial Statements	6 - 30

Kaire Holdings Incorporated and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2006

ASSETS

	June 30, 2006	December 31, 2005
Current Assets	(unaudited)	(audited)
Cash and cash equivalents	$1,892	$-
Accounts receivable, trade (net of allowance for doubtful
accounts of $55,000 and $55,000, respectively	112,935	95,854
Inventory	74,336	67,705
Deferred financing costs, net of amortization	17,824	41,317

Total Current Assets	206,987	204,876

Other Assets
Property and equipment, net of accumulated depreciation	29,482	41,546

Total Other Assets	29,482	41,546

Total Assets	$236,469	$246,422

(continued)

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Consolidated Balance Sheets (Continued)
As of June 30, 2006 and December 31, 2006

LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30, 2006	December 31, 2005
Current Liabilities	(unaudited)	(audited)
Bank overdraft	$505	$4,634
Accounts payable and accrued expenses	497,706	526,626
Income tax payable	800	647
Notes payable - related parties	10,381	10,381
Advances from shareholders	99,766	97,937
Liabilities of discontinued operations - Classic Care	145,611	145,611
Accrued interest - convertible debt	386,530	319,138
Convertible notes	1,724,157	1,373,570
Derivative liability	1,644,606	1,497,659
Warrant liability	192,408	126,095

Total Current Liabilities	4,702,470	4,102,298

Total Liabilities	4,702,470	4,102,298

Stockholders' Deficit
Common stock, $0.001 par value, 900,000,000 shares authorized;
42,616,806 and 35,453,897 shares issued and outstanding at
June 30, 2006, and December 31, 2005, respectively	42,617	35,454
Additional paid in capital	40,139,231	39,991,758
Accumulated deficit	(44,647,849)	(43,883,088)

Total Stockholders' Deficit	(4,466,001)	(3,855,876)

Total Liabilities and Stockholders' Deficit	$236,469	$246,422

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Consolidated Statements of Operations
For The Six Months Ended June 30, 2006 and 2005

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(unaudited)	(restated, unaudited)	(unaudited)	(restated, unaudited)
Net revenues	$87,593	$273,987	$373,679	$704,751
Cost of goods sold	64,008	251,991	277,372	492,547

Gross Profit	23,585	21,996	96,307	212,204

Operating Expenses
Salaries and related expenses	61,380	120,249	116,445	239,996
Depreciation and amortization	6,111	7,397	12,064	14,635
General and administrative	130,028	154,846	482,112	406,610
Selling expense	162	960	2,943	960
Rent	7,415	10,346	16,285	17,637

Total Operating Expenses	205,096	293,798	629,849	679,838

Loss from operations	(181,511)	(271,802)	(533,542)	(467,634)

Other Income (Expense)
Interest expense	(43,031)	(30,422)	(82,370)	(81,503)
Gain from change in warrant liability	61,292	57,704	156,293	98,733
Gain/(loss) from change in derivative liability	86,283	(90,208)	(45,991)	(190,832)
Other income	21,298	-	21,298	-
Accretion of convertible debt discount	(120,295)	(114,785)	(251,543)	(207,506)
Debt issuance costs	(13,252)	(8,125)	(26,505)	(16,250)

Total Other Income (Expense)	(7,705)	(185,836)	(228,818)	(397,358)

Loss from continuing operations before income taxes	(189,216)	(457,638)	(762,360)	(864,992)

Provision for income taxes	(2,400)	-	(2,400)	-

Net Loss	$(191,616)	$(457,638)	$(764,760)	$(864,992)

Loss per weighted average share of common
stock outstanding - basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted-average shares outstanding - basic and diluted	41,143,479	33,877,252	38,941,539	33,327,252

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2006 and 2005

	2006	2005
Increase (decrease) in cash and cash equivalents:	(unaudited)	(restated, unaudited)
Net loss	$(764,760)	$(864,992)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	12,064	14,635
Accretion of convertible debt discount	251,543	207,506
Loss from change in derivative liability	45,991	190,832
Gain from change in warrant liability	(156,293)	(98,733)
Non-cash interest associated with derivative liabilities	-	23,317
Common stock issued for payment of interest	14,977	-
Warrants issued for consulting expense	222,606	-
Common stock issued for professional services and compensation	139,659	150,000
Amortization of deferred financing costs	26,505	16,250
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(17,081)	(20,552)
Increase in other receivables	-	(110)
(Increase) decrease in inventory	(6,631)	67,529
Increase in income tax payable	153	-
Decrease in sales tax payable	(65)	(337)
Increase in accrued interest on convertible notes	67,392	47,602
Decrease in accounts payable and accrued expenses	(28,855)	(31,035)
Net cash used in operating activities	(192,795)	(298,088)

Cash flow from investing activities:
Purchase of property and equipment	-	(950)
Net cash used in investing activities	-	(950)

Cash flow from financing activities:
Proceeds from notes payable - related parties	-	1,200
Payments on notes payable - related parties	-	(3,800)
Proceeds from notes payable - shareholders	1,829	-
Payments on loans	-	(49,000)
Proceeds from convertible notes payable	200,000	475,000
Increase in deferred financing costs	(3,013)	(40,550)
Decrease in bank overdraft	(4,129)	(19,931)
Net cash generated by financing activities	194,687	362,919

Net increase in cash and cash equivalents	1,892	63,881

Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at end of period	$1,892	$63,881

(continued)

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
For The Six Months Ended June 30, 2006 and 2005

	2006	2005
	(unaudited)	(unaudited, restated)
Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$-	$17,575
Taxes	$2,400	$-

Supplementary disclosures of non-cash transactions:

During the six months ended June 30, 2006, the Company entered into the following non-cash transactions:

•	Issued 1,576,545 shares of common stock for the payment of interest on a convertible note, valued at $14,977;
•	Issued 5,586,364 shares of common stock for professional services valued at $139,659;
•	Issued a warrant to purchase 12,000,000 shares of the Company's common stock in exchange for professional services valued at $222,606.

During the six months ended June 30, 2005, the Company entered into the following non-cash transactions:

•	Issued 3,000,000 shares of common stock for professional services valued at $150,000.

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006

1.  Summary of Significant Accounting Policies

Organization and Line of Business

Kaire Holdings Incorporated (“Kaire” or “the Company”), a Delaware corporation, was incorporated on June 2, 1986. Effective February 3, 1998, Kaire changed its name to Kaire Holdings Incorporated from Interactive Medical Technologies, Ltd.

In November 2002, the Company, through its subsidiary Effective Health, Inc., purchased certain assets of Sespe Pharmacy, a privately held company located in Fillmore, California. The asset acquisition was concluded on January 26, 2003. Sespe Pharmacy provides both retail and long-term care pharmacy services. Long-term pharmacy care services focus on the following: 1) helping chronically ill patients residing in assisted-living facilities maintain compliance with their medication therapies; 2) monitoring any adverse drug reactions; and 3) assisting the long-term care providers in monitoring patient progress. Specialized long-term care services include: providing the patients their monthly cycle medications; providing the long-term care providers with in-service training and drug education, including providing detailed policies and procedures manuals; providing monthly reviews of patient drug regimes; and processing all patient insurance claims. Specialized products include unit dose bubble pack of individual patient’s medication; secure mobile medication carts and emergency medication kits for night or weekend patient emergencies.

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

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006

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

The accompanying unaudited interim consolidated financial statements represent the financial activity of Kaire Holdings Incorporated and its subsidiaries. The consolidated financial statements for the six months ended June 30, 2006, have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended June 30, 2006, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

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

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006

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

For the three and six months ended June 30, 2006, gross revenues were $135,743 and $440,311 less approximately $76,592 and $96,610, respectively of contractual adjustments based on reimbursement contracts, resulting in net third-party contract revenues of approximately $59,151 and $343,701 respectively.

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

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006

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

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006

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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of June 30, 2006, the estimated fair value of the Company’s derivative liability was $1,644,606, as well as a warrant liability of $192,408. As of December 31, 2005, the estimated fair value of the Company’s derivative liability was $1,497,659, as well as a warrant liability of $126,095. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows/Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative asset. In valuing the debt features at June 30, 2006, the Company used the closing price of $0.012 and the respective conversion and exercise prices for the warrants. For the year ended December 31, 2005, there was a decrease in the market value of the Company’s common stock to $0.025 from $0.055 at December 31, 2004.

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

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006

1.  Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The Company issued a warrant to purchase 12,000,000 shares of the Company’s common stock to its Chairman and CEO, Steve Westlund, during the year ended December 31, 2005, which had an estimated aggregate fair value of $192,000, and was immediately vested. The warrant is a five-year warrant with an exercise price of $0.05 per share.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the periods ended June 30, 2006 and 2005, comprehensive loss is equivalent to the Company’s net loss.

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. The Company incurred no advertising and marketing costs for the periods ended June 30, 2006 and 2005.

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

The Company operated in only one segment during the periods ended June 30, 2006 and 2005.

See accompanying notes to financial statements
11

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company will be required to adopt FIN 48 as of January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FIN 48 and has not yet determined the effect on its earnings or financial position.

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006

2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $764,760 and $864,992 for the six-month periods ended June 30, 2006 and 2005, respectively. The Company also had a net working deficit of $4,495,483 as of June 30, 2006. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company’s reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions. On March 29, 2005, Kaire issued a $125,000, 8% interest per annum, two- year convertible note to the Longview Fund LP. On June 22, 2005, Kaire issued three two year convertible notes for an aggregate of a $350,000, 8% interest per annum, to the following: 1) $100,000 to the Longview Fund LP., $175,000 to the Longview Equity Fund LP, and 3) $75,000 to the Longview International Equity Fund, LP. On December 9, 2005 Kaire issued a $150,000, 12% interest per annum, two-year convertible note to the Longview Fund LP.

On March 13, 2006 Kaire issued a $100,000, 12% interest per annum, two-year convertible note to the Longview Fund LP. On April 11, 2006 Kaire issued a $100,000, 12% interest per annum, two-year convertible note to the Longview Fund LP. Additionally, management is increasing its efforts to generate revenue from third-party payers other than Medicare and Medi-Cal.

3. Accounts Receivable - Trade

In the six months ended June 30, 2006 and 2005, approximately 33.4% and 71.0% of net revenues of continuing operations were derived under federal and state insurance reimbursement programs with 56.4% and 29% respectively coming from private party reimbursements and other third parties. For the three-month period ending June 30, 2006, the breakout is as follows:

Medi-Cal	17.32%
Medi-Care	0.00%
Private Party	36.08%
Other third-parties	46.60%

These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any would not be material to the financial position, results of operations or cash flows of the Company.

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006

3. Accounts Receivable - Trade (continued)

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts. The Company bases this estimate on historical collection experience and a review of the current status of trade accounts receivable. The Company determined that an allowance for doubtful accounts provision of $55,000 was needed as of December 31, 2005 and no additional allowance for doubtful accounts for June 30, 2006, was necessary.

4. Convertible Notes Payable

During the six months ended June 30, 2006, and during the years ended December 31, 2005, 2004 and 2003, the Company issued notes to third parties. As part of the several of the financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

Date of Note	Amount of Notes	Conversion Price(1)	Term of Note
December 12, 2003 (2)	$676,576	$ 0.04 or 70%	3 years
May 3, 2004	$650,000	$ 0.09 or 85%	3 years
March 29, 2005	$125,000	$ 0.04 or 85%	1 year
June 23, 2005	$350,000	$ 0.03 or 80%	2 years
December 13, 2005 (2)	$150,000	70%	2 years
March 13, 2006 (2)	$100,000	70%	2 years
April 11, 2006 (2)	$100,000	70%	2 years

Date of Warrants Issued	Number of Warrants	Exercise Price	Term of Warrants
May 3, 2004	1,666,667	$0.147	5 years
March 29, 2005	694,444	$0.042	5 years
March 29, 2005	3,000,000	$0.040	5 years
June 23, 2005	1,666,667	$0.040	5 years

(1)	the conversion price is the lower of the set price or the % of market closing price.
(2)	no warrants issued with this financing transaction.

For these transactions, the Company has determined the appropriate method of accounting is to include the entire debt as a current liability on the balance sheet, since the debt is immediately convertible at the option of the holder.

The Company filed the convertible note and warrant documents for the May 3, 2004 funding in the Form SB-2, on June 21, 2004, which was declared effective on February 14, 2006. The Notes were entered into pursuant to the terms of a subscription agreement between the Company and the Holders, which was also included in the respective filings.

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006

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

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006

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

The debt discount is being accreted using the effective interest method over the term of the note. The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the six months ended June 30, 2006 and 2005, the Company accreted $251,543 and $207,506, respectively, of debt discount related to the Notes.

Warrants Issued

The estimated fair values of the warrants at issuance were as follows:

Date of Warrants Issued	Number of Warrants	Value at Issuance	Initial Volatility Factor
May 3, 2004	1,666,667	$92,711	188%
March 29, 2005	694,444	$21,387	104%
March 29, 2005	3,000,000	$93,080	104%
June 23, 2005	1,666,667	$49,340	101%
February 28, 2006	12,000,000	$222,606	122%

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006

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

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006

4. Convertible Notes Payable (continued)

Debt Features (continued)

Date of Note	Amount of Notes	Debt Features Value at Issuance	Initial Carrying Value
December 12, 2003	$676,576	$338,642	$337,934
May 3, 2004	$650,000	$516,920	$133,080
March 29, 2005	$125,000	$33,850	$91,150
June 23, 2005	$350,000	$73,964	$276,036
December 13, 2005	$150,000	$76,150	$73,850
March 13, 2006	$100,000	$50,767	$49,233
April 11, 2006	$100,000	$50,189	$49,811

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. In valuing the debt features at June 30, 2006 the Company used the closing price of $0.012 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 122%. For the six months ended June 30, 2006, the estimated value of the debt features increased to $1,644,606, thus during the six months ended June 30, 2006, the Company recorded additional Derivative Liability of $100,956 associated with funding received during the period, plus Other Expense on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $45,991.

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

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006

4. Convertible Notes Payable (continued)

Debt Features (continued)

Because the terms of the 2003 - 2006 convertible notes (“notes”) require such classification, the accounting rules required additional convertible notes and non-employee warrants to also be classified as liabilities, regardless of the terms of the new notes and / or warrants. This presumption has been made due to the Company no longer having the control to physical or net share settle subsequent convertible instruments because it is tainted by the terms of the notes. Were the notes to not have contained those terms or even if the transactions were not entered into, it could have altered the treatment of the other notes and the conversion features of the latter agreement may have resulted in a different accounting treatment from the liability classification. The 2006 notes and warrants, as well as any subsequent convertible notes or warrants, will be treated as derivative liabilities until all such provisions are settled.

For the six months ended June 30, 2005, the Company recorded Other Expense of $190,832 and Other Income of $98,733, related to the increase in value of the debt features and decrease in value of the warrants, respectively. A tabular reconciliation of this adjustment follows:

For the six months ended June 30, 2005:

$98,733	income, decrease in value of 2003, 2004 and 2005 warrant liability
(190,832)	expense, increase in value of 2003, 2004, and 2005 derivative liability
$(92,099)	other expense related to convertible debt

For the six months ended June 30, 2006, the Company recorded Other Expense of $45,991 and Other Income of $156,293, related to the increase in value of the debt features and decrease in value of the warrants, respectively. A tabular reconciliation of this adjustment follows:

For the six months ended June 30, 2006:

$(5,768)	income, decrease in value of 2003 and 2004 warrant liability
(3,256)	income, decrease in value of 2003 and 2004 derivative liability
(54,103)	income, decrease in value of 2005 warrant liability
47,382	expense, increase in value of 2005 derivative liability
(96,422)	income, decrease in value of 2006 warrant liability
1,865	expense, increase in value of 2006 derivative liability
$(110,302)	other income related to convertible debt

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006

4. Convertible Notes Payable (continued)

Debt Features (continued)

For the six months ended June 30, 2005, the Company recorded $207,506 of interest expense related to the accretion of debt related to the convertible financing.

For the six months ended June 30, 2005:

$55,610	of interest expense related to accretion of 2003 convertible debt
109,865	of interest expense related to accretion of 2004 convertible debt
42,031	of interest expense related to accretion of 2005 convertible debt
$207,506	of interest expense related to convertible debt

For the six months ended June 30, 2006, the Company recorded $251,543 of interest expense related to the accretion of debt related to the convertible financing.

For the six months ended June 30, 2006:

$51,888	of interest expense related to accretion of 2003 convertible debt
102,514	of interest expense related to accretion of 2004 convertible debt
83,873	of interest expense related to accretion of 2005 convertible debt
13,268	of interest expense related to accretion of 2006 convertible debt
$251,543	of interest expense related to convertible debt

The balance of the carrying value of the convertible debt as of December 31, 2005, and June 30, 2006, is:

$617,775	December 31, 2004 value
300,546	original carrying value on 2005 convertible debt
455,249	accretion of convertible debt - 2005
$1,373,570	December 31, 2005 carrying value of debt

$1,373,570	December 31, 2005 value
99,044	original carrying value on 2006 convertible debt
251,543	accretion of convertible debt - 2006
$1,724,157	June 30, 2006 carrying value of debt

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006

4. Convertible Notes Payable (continued)

Debt Features (continued)

The balance of the carrying value of the derivative liability as of December 31, 2005, and June 30, 2006, is:

$803,552	December 31, 2004 value of derivative liability
183,965	original values of 2005 derivative liability
201,764	increase in values of 2003 derivative liability
184,050	increase in values of 2004 derivative liability
124,328	increase in values of 2005 derivative liability
$1,497,659	December 31, 2005 value of derivative liability

$1,497,659	December 31, 2005 value of derivative liability
100,956	original value of 2006 derivative liability
22,128	change in value of 2003 derivative liability
(25,384)	change in value of 2004 derivative liability
47,382	change in value of 2005 derivative liability
1,865	change in value of 2006 derivative liability
$1,644,606	June 30, 2006 value of derivative liability

The balance of the carrying value of the warrant liability as of December 31, 2005, and June 30, 2006, is:

$68,059	December 31, 2004 value of warrant liability
163,807	original carrying values of 2005 warrant liability
(50,275)	income, decrease in value of 2004 warrant liability
(55,496)	income, decrease in value of 2005 warrant liability
$126,095	December 31, 2005 value of warrant liability

$126,095	December 31, 2005 value of warrant liability
222,606	original carrying values of 2006 warrant liability
(5,768)	income, decrease in value of 2004 warrant liability
(54,103)	income, decrease in value of 2005 warrant liability
(96,422)	income, decrease in value of 2006 warrant liability
$192,408	June 30, 2006 value of warrant liability

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006
5. Common Stock Transactions

Common stock transactions during the six months ending June 30, 2006

The Company issued 1,576,545 shares of common stock for conversion of $14,977 of note interest.

The Company issued 5,586,364 shares of common stock for professional services valued at $139,659.

Common stock transactions during three months ending June 30, 2005

The Company issued 3,000,000 shares of common stock for consulting services and compensation valued at $150,000.

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006
6. Related Party Transactions

The following transactions occurred between the Company and certain related parties:

Source One Group

The Company’s chief financial officer served as the chief financial officer of Dalrada Financial Corporation (Dalrada) until May 5, 2006, when he resigned from that position. Dalrada, through its subsidiary Source One Group (“SOG”), operates a professional employment organization. SOG provides services for the Company as its professional employment organization. The Company entered into an Employment Services Agreement with SOG pursuant to which SOG agreed to render professional employment and related services to the Company for a fee. The Company paid fees to SOG totaling $0 and $3,347 for the six months ended June 30, 2006 and 2005, respectively. The fees charged by SOG to the Company are at the prevailing rate that SOG charges others.

7. Property and Equipment

Property and equipment at June 30, 2006, and December 31, 2005, consisted of the following:

	June 30, 2006	December 31, 2005

Furniture and fixtures	$85,000	$85,000
Vehicles	14,712	14,712
Computers and equipment	22,094	22,094
	121,806	121,806

Less accumulated depreciation and amortization	(92,324)	(80,260)

Total	$29,482	$41,546

Depreciation and amortization expense for the quarters ended June 30, 2006 and 2005 was $12,064 and $14,635, respectively.

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006
8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
Accounts payable	$293,186	$279,791
Accrued professional and related fees	71,000	150,072
Accrued compensation and related liabilities	93,410	41,138
Accrued settlements	33,417	45,092
Sales tax payable	42	107
Other accrued expenses	6,651	10,426
Total	$497,706	526,626

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

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006
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

H.D. Smith Wholesale Drug Company - Action for breach of contact and other various causes of action

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherowitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care. H.D. Barnes was seeking $430,205 plus interest. On December 30, 2004 a settlement was reached where Kaire is obligated to pay the plaintiff $50,000. Kaire’s payment obligation will mature upon court approval of the settlement, with $10,000 due immediately (paid July 8, 2005) and the balance paid based on 12 monthly installments of $3,077 (which includes interest of 7.50%) to commence shortly thereafter. The balance owed as of both December 31, 2005, and June 30, 2006, was $27,692. Kaire is currently in breach under this settlement agreement.

McKesson Medical - Surgical Inc. v. Effective Health

On January 20, 2005, McKesson Medical-Surgical, Inc. (“Plaintiff”) filed a complaint against Effective Health, Inc., a subsidiary of Kaire, for failure to pay the principal sum of $17,466 for goods and/or services. A settlement was reached in October 2005 calling for Effective Health to pay $2,000 upon execution and $1,300 a month until the balance is paid off. The balance owed as of December 31, 2005 was $10,401. The balance owed as of June 30, 2006 was $1,365.

Except as otherwise specifically indicated above, we believe that we do not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of June 30, 2006.

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006
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

Consulting Agreements

The Company has various consulting agreements that provide for issuance of the Company’s common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants. These agreements relate primarily to raising of capital, accounting services, legal services, and professional services rendered in connection with the Company’s acquisition efforts. The Company has no amounts due under these agreements as of June 30, 2006 and 2005.

10. Stock Options and Warrants

In January 2005, the Company adopted the provisions of SFAS Nos. 123R using the prospective method.

Options and warrants are granted at prices that are equal to the current fair value of the Company’s common stock at the date of grant. The Company records compensation expense on options granted the current fair market value. The vesting period is usually related to the length of employment or consulting contract period. In the six months ending June 30, 2006 and 2005, the Company granted warrants convertible into the Company’s common stock pursuant to the issuance of convertible debentures (see Note 4).

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006

10. Stock Options and Warrants (continued)

The fair value of employee warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the quarters ended June 30, 2006 and 2005; dividend yield of 0%; expected volatility of 150%; risk-free interest rate of 4.0%; and expected life of 5 years.

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

The following table summarizes information with respect to stock warrants outstanding and exercisable at June 30, 2006:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of June 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2006	Weighted Average Exercise Price

$0.03 - $0.17	37,972,221	4.22	$ 0.06	37,972,221	$0.06

	37,972,221	4.22	$ 0.06	37,972,221	$0.06

The following table summarizes information with respect to stock warrants outstanding and exercisable at December 31, 2005:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2005	Weighted Average Exercise Price

$0.03 - $0.17	25,972,221	4.3	$0.06	25,972,221	$0.06

	25,972,221	4.3	$0.06	25,972,221	$0.06

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006
10. Stock Options and Warrants (continued)

The following summarizes the Company’s stock option and warrants activity:

	Warrants And Stock Options Outstanding	Weighted Average Exercise Price

Outstanding December 31, 2004	4,444,444	$0.17

Granted March 29, 2005	3,694,444	$0.04
Granted June 22, 2005	5,833,333	$0.03
Granted November 1, 2005	12,000,000	$0.05
Exercised	-	$-
Expired/Cancelled	-	$-

Outstanding December 31, 2005	25,972,221	$0.06

Granted February 28, 2006	12,000,000	$0.05
Exercised	-	-
Expired	-	-

Outstanding June 30, 2006	37,972,221	$0.06

The Company has 37,972,221 warrants outstanding as of June 30, 2006, and 25,972,221 warrants outstanding as of December 31, 2005. The weighted exercise price of the outstanding warrants as of June 30, 2006, and December 31, 2005, is $0.06. The outstanding warrants have a clause that causes the exercise price can be adjusted down by the Company upon certain Company actions. The warrants expire 5 years from the original date of grant. The Company has not repriced any warrants as of June 30, 2006.

11. Restatement of Financial Statements

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

See accompanying notes to financial statements
28

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006
11. Restatement of Financial Statements (continued)

Six months ended June 30, 2005

The following is a summary of the restatements for the six months ended June 30, 2005 (unaudited):

Increase in interest expense	$94,343
Amortization of debt discount	(207,506)
Net changes in fair value of warrant liability	98,733
Net change in fair value of debt derivative liability	(190,832)
Debt issuance costs	(16,250)
$(221,512)

The following is a summary of the restatements for the six months ended June 30, 2005:

Income tax effect of restatement	$-
Total increase in net loss	$221,512

The effect on the Company’s previously issued June 30, 2005, financial statements are summarized as follows:
	Three and six months ended June 31, 2005
Balance Sheet	Previously reported	Change	Restated
Convertible notes - current portion	$814,603	$237,374	$1,051,977
Derivative liability	$-	$1,102,198	$1,102,198
Warrant liability	$-	$133,133	$133,133
Total Current liabilities	$1,718,465	$1,472,705	$3,191,170
Convertible notes payable and debentures - non-current	$495,799	$(495,799)	$-
Total long term liabilities	$495,799	$(495,799)	$-
Total Liabilities	$2,214,264	$976,906	$3,191,170
Additional paid in capital	$40,683,881	$(897,524)	$39,786,357
Accumulated deficit	$(42,508,575)	$(79,382)	$(42,587,957)
Total Stockholders' Equity	$(1,790,816)	$(976,906)	$(2,767,722)

Statement of Operations - three months
Interest expense	$(68,090)	$37,668	$(30,422)
Gain/(loss) from change in warrant liability	$-	$57,704	$57,704
Gain/(loss) from change in derivative liability	$-	$(90,208)	$(90,208)
Accretion of convertible debt	$-	$(114,785)	$(114,785)
Debt issuance costs	$-	$(8,125)	$(8,125)
Total Other Income (Expenses)	$(68,090)	$(117,746)	$(185,836)
Loss from continuing operations before income taxes	$(339,892)	$(117,746)	$(457,638)
Loss from continuing operations	$(339,892)	$(117,746)	$(457,638)
Net Loss	$(339,892)	$(117,746)	$(457,638)

Statement of Operations - Six months
Interest expense	$(175,846)	$94,343	$(81,503)
Gain/(loss) from change in warrant liability	$-	$98,733	$98,733
Gain/(loss) from change in derivative liability	$-	$(190,832)	$(190,832)
Accretion of convertible debt	$-	$(207,506)	$(207,506)
Debt issuance costs	$-	$(16,250)	$(16,250)
Total Other Income (Expenses)	$(175,846)	$(221,512)	$(397,358)
Loss from continuing operations before income taxes	$(643,480)	$(221,512)	$(864,992)
Loss from continuing operations	$(643,480)	$(221,512)	$(864,992)
Net Loss	$(643,480)	$(221,512)	$(864,992)
Loss per weighted average share of common stock
outstanding - basic and diluted	$(0.02)	$(0.01)	$(0.03)

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006
11. Restatement of Financial Statements (continued)

Six months ended June 30, 2005 (continued)

The loss after discontinued operations for the six months ending June 30, 2005 was originally $643,480, while the six months ending June 30, 2005 restated loss after discontinued operations is reported as $864,992, an increase in loss of $221,512. This increase in loss, related to the convertible debt and warrants issued through June 30, 2005 consists of the following: 1) the accretion of debt amounting to $207,506; 2) interest expense relating to the debt derivatives of $190,832; 3) debt issuance costs of $16,250; offset by 4) warrant interest income of $98,733; and 5) decrease in interest expense of $94,343.

On the June 30, 2005 balance sheet, the restatement resulted in an increase in liabilities of $976,906 consisting of the following; 1) an increase to the derivative liability of $1,102,198; 2) an increase to the warrant liability of $133,133; 3) an increase in debt discount of $237,374; and 4) a decrease in long-term convertible debt of $495,799. There was also a decrease in additional paid in capital of $897,524.

12. Loss per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. As of June 30, 2006 and 2005, potentially dilutive securities consist of convertible debentures convertible into 154,253,835 and 48,385,866 common shares and warrants convertible into 37,972,221 and 8,138,888 shares respectively. Earnings per share-dilutive does not include the effect of potentially dilutive securities for the periods ended June 30, 2006 and 2005. The loss from operations and the net loss for the six-month periods ended June 30, 2006 and 2005, make these securities anti-dilutive.

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

See accompanying notes to financial statements

Kaire Holdings Incorporated and Subsidiaries
Notes To Consolidated Financials Statements
June 30, 2006
13. Discontinued Operations - Classic Care, Inc.

The net assets (liabilities) of the discontinued operations have been recorded at their estimated net realizable value under the caption “Net assets (liabilities) of discontinued operations - Classic Care” in the accompanying Balance Sheets at June 30, 2006, and December 31, 2005, and consist of the following:

	June 30, 2006	December 31, 2005
Non-trade receivable	-	-

Total Assets	$-	$-

Accounts payable	(131,845)	(131,845)
Accrued liabilities	(13,766)	(13,766)
Reserve for litigation	-	-
Total liabilities	(145,611)	(145,611)
Net assets (liabilities) of discontinued operations	$(145,611)	$(145,611)

There was no income or loss related to the operations of Classic Care during the six months ended June 30, 2006 and 2005.

See accompanying notes to financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

Our general operating plan up until June 30, 2006 was focused on delivering specialized programs and services targeted areas within the senior and chronic health care market. We will continue with this strategy but intend to increase the direction and scope of our activities. This renewed emphasis is due to the following reasons:

•
On October 17, 2005, due to an issue related to our dissolved Classic Care pharmacy, Medi-Cal denied Sespe Pharmacy’s application for a new Medi-Cal provider number. Sespe’s old provider number was cancelled on May 1, 2006 which meant we were no longer able to service our Medi-Cal clients. We had been focusing on signing up non Medi-Cal clients and as a result we have reduced the Medi-Cal portion of sales to 33.4% of total sales through June 30, 2006. However ramping up non-Medi-Cal sales has been slow and anticipated IPA contractual arrangements have not produced the influx of revenue expected, and

•
Additionally towards the end of May, 2006 our largest client started ramping down the number of orders being send to us. The ramping down was a client based decision and not related to our performance. We are in discussions with the client to try to change that decision.

Based on these two factors, management has decided to proceed with the following plan:

•	Increase our marketing effort with the hope of replacing our major client,

•	Seek a strategic alliance that can increase revenue, or

•	seek a company in the industry to acquire or to be acquired by to improve revenues and offset the cost of being public.

Short and Long Term Goals

Our short term goal, as noted above, is to replace the loss of our major client and seek other alternatives to grow the pharmacy business. Over the longer term, we hope to find a company to acquire that is in the same line of business.

Concerning working capital, historically our revenues have been insufficient to cover the cost of running Kaire Holdings operations and pay its non-operational costs. For the six month period ending June 30, 2006 our operations have not been generating a positive cash flow. Additional funds are required to cover non-operational costs which include the costs to maintain a public entity. In order to cover such costs, Kaire Holdings has relied in part on private placements of common stock securities, loans from private investors and in some instances the exercise of common stock warrants to meet the non-operational needs. With reduced revenues,, we believe that over the next twelve months there will be a need for more additional working capital to meet our non-operational needs. Currently Kaire has no excess cash, i.e. it is used as soon as it is received. We estimate that an additional $100,000 in funds will need to be raised in order to carry us through the next twelve months. To offset the cash requirements, Kaire has reduced its staff and its non operational expenses.

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

Results of Operations

Three and Six Months Ended June 30, 2006 Compared to June 30, 2005

Revenues

For the three and six months ended June 30, 2006, revenues were approximately $87,593 and $373,679 respectively, for a decrease of $186,394 and $331,072 (68.0% and 47.0%) respectively for the same periods in 2005. The decrease in sales is a result of the pharmacy’s Medi-Cal provider number being turned off around May 1, 2006 and the reduction of business from a major client.

Cost of Goods Sold

Cost of goods sold for the three and six-month period ending June 30, 2006 was $64,008 and $277,372 respectively, for a decrease of $187,983 and $215,175 (74.6% and 43.7%), respectively, over the same periods in 2005. This decrease is a direct result of the fall in sales.

Gross Profit

Gross Profit the three and six-month period ending June 30, 2006 was 23,585 and $96,307 respectively, for an increase of $1,589 (7.2%) for the three months over the same period in 2005, and a decrease of $115,897 (54.6%) for the six months over the same period in 2005. The increase in gross profit for the three month period is due to our patients in the prior year period requiring mostly brand name drugs which provide us a low gross margin. The decrease in gross profit for the six month period is a direct result of the fall in sales. .

Operating Expenses

Operating expenses for the three and six month period ended June 30, 2006 were $205,096 and $629,849 respectively for a decrease of $88,702 (30.2%) and $49,989 (7.4%) respectively from the same period prior year. The $49,989 decrease in expenses is mainly attributable to decreases of 1) $123,551 (51.5%) in salaries and related expenses as a result of head count reduction, 2) $2,571 (17.6%) in depreciation expense, 3) $1,352 (7.7%) in rent, offset by increases in 4) general and admin of $75,502 (18.6%) and 5) $1,983 (206.6%) in selling expense. The increase in general and admin of $75,502 is primarily the result of increases in 1) consulting expense of $263,871 (3,958.6%) and 2) office expenses of $12,267 (492.7%), offset by decreases in 1) employee benefit expense of $14,508 (87.7%), 2) contract labor and outsides services of $15,768 (18.7%), 3) accounting expenses of $95,242 (57.7%), and 4) legal expenses of $72,676 (69.4%)

Interest expenses for the three and six month period ended June 30, 2006 was $43,031 and $82,370 respectively for an increase of $12,609 (41.4%) and $867 (1.1%) respectively from the same period prior year. In the six months ended June 30, 2006, the increase in interest was due to an increase in short term debt from the same period prior year. Gain from the change in warrant liability for the three and six month period ended June 30, 2006 was $61,292 and $156,293 respectively for a gain of $3,588 (6.2%) and $57,560 (58.3%) respectively over the same period prior year. This gain was a result of a decrease in the valuation of the warrant liability. Derivative liability income/(expense) for the three and six month period ended June 30, 2006 was $86,283 and $(45,991) for a decreased expense of $176,491 (195.6%) and $144,841 (75.9%) respectively from the same period prior year. This decrease in expense was a result of an increase in the valuation of the derivative liability. Accretion of convertible debt discount expense for the three and six month period ended June 30, 2006 was $120,295 and $251,543 respectively for an increase of $5,510 (4.8%) and $44,037 (21.2%) respectively from the same period prior year. The increase is a result of the issuance of additional debt during the three month period ending June 30, 2006. Debt issuance costs for the three and six month period ended June 30, 2006 was $13,252 and $26,505 respectively for an increase of $5,127 (63.1%) and $10,255 (63.1%) respectively for the same period prior year, which is a result of the costs associated with the issuance of additional debt subsequent to June 30, 2005.
.

Federal Income Tax

No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through June 30, 2005, the Company incurred a net operating loss for tax purposes of approximately $643,480. The net operating loss carry forward may be used to reduce taxable income through the year 2014. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years

Liquidity and Capital Resources

Cash flow used in operations for the six month period ending June 30, 2006 amounted to $192,795, which mainly consisted of the net loss for the six months ending June 30, 2006 of $764,760 plus 1) the gain from change in warrant liability of $156,293, 2) the decrease in accounts payable and accrued expenses of $28,855, 3) the increase in inventory of $6,631, 4) a decrease in sales tax payable of $65 and 5) an increase in accounts receivable of $17,081, offset by the following: 1) depreciation and amortization of $12,064, 2) accretion of convertible debt discount of $251,543, 3) loss from change in derivative liability of $45,991, 4) common stock issue for payment of interest of $14,977, 5) warrants issued for consulting expense of $222,606, 6) common stock issued for professional services of $139,659, 7) amortization of deferred financing costs of $26,505, 8) a decrease in income tax payable of $153 and 9) an increase in accrued interest in convertible notes of $67,392.

No cash was used in investing activities for the six month period ending June 30, 2006.

Net cash generated from financing activities for the six month period ending June 30, 2006 was $194,687 which consisted primarily of proceeds from notes payable - shareholder of $1,829 and proceeds from convertible notes payable of $200,000, offset by the decrease in bank overdraft of $4,129 and an increase in deferred financing costs of $3,013 associated with the funding received during the six months ended June 30, 2006.

On June 30, 2006 the Company had total assets of $236,469 compared to $246,422 on December 31, 2005, an decrease of $9,953 or 4.0%. The Company had a total stockholder's deficit of $4,466,001 on June 30, 2006, compared to a stockholders deficit of $3,855,876 on December 31, 2005, an increase of $610,125 or 15.8%. As of June 30, 2006 the Company's working capital position decreased by $598,061 (15.3%) from a working capital deficit of $3,897,422 at December 31, 2005 to a working capital deficit of $4,495,483 at June 30, 2006. This result was attributed primarily to increases in 1) convertible notes - current portion of $350,587 (25.5%), 2) increase in warrant liability of $66,313 (52.6%), 3) increase in derivative liability of $146,947 (9.8%), 4) increase in accrued interest on the current portion of the accrued notes of $67,392 (21.1%), 5) increase in advances from shareholder of $1,829 (1.9%), 6) increase in income taxes payable of $153 (23.6%), and 7) a decrease in deferred financing costs of $23,493 (56.9%), offset by an 1)increase in cash of $1,892 (100.0%), 2) an increase in inventory of $6,631 (9.8%), 3) a decrease in bank overdraft of $4,129 (89.1%) 4) a decrease in accounts payable and accrued expenses of $28,920 (5.5%) and 5) an increase in accounts receivable of $17,081 (17.8%).

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs through the reduction of non essential programs, however it is unlikely that there will be sufficient capital to meet our non operational needs. The following is a discussion of future cash requirements.

Estimated future cash requirements

Our estimate of net cash requirements for overhead for the next twelve months subsequent to June 2006 is approximately $10,000 to $20,000 a month for a twelve-month estimated total of $120,000 to $240,000. The estimate of net cash inflow from operations for the same period is approximately $140,000.

We have generally financed our operations through the sale of its common stock. In order to sustain operations in the near term, it is anticipated that we will need an additional small infusion of funds of approximately $100,000 from outside sources. If we are unable to access the needed funds through increased revenues or seek additional equity funding. If we are unable to gain access to such funding, we will be forced to curtail operations until such funding is obtained.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, we have experienced net losses of $764,760 and $864,992 for the six months ended June 30, 2006 and 2005, respectively. We also have a net working deficit of $4,495,483 for the six months ended June 30, 2006. Additionally, we must raise additional capital to meet our working capital needs as a result of our continuing losses and the curtailment of orders from a major client. If we are unable to raise sufficient capital to fund our operations, we might be required to curtail or discontinue our pharmacy operations. These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the our ability to generate sufficient sales volume to cover our operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

On March 13, 2006 Kaire issued a $100,000, 12% interest per annum, two year convertible note to the Longview Fund LP. On April 11, 2006 Kaire issued a $100,000, 12% interest per annum, two year convertible note to the Longview Fund LP. Management will continue in its efforts to generate revenue from third-party payers other than Medicare and Medi-Cal and to replace the loss of its main client.

ITEM 3. CONTROLS AND PROCEDURES

    (a)        Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective effective in ensuring that all information required to be disclosed in reports that we file or submit to under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In June 2005, we announced that our year end financial statements were to be restated, relating to accounts receivable and revenue. Our conclusion to restate resulted in affecting our assessment regarding our controls, and that they were not effective as of the period ended in this report.

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

Classic Care, Inc. and Classic Care Pharmacy administrative appeal failed. Once the appeal took place the Superior court could no longer uphold our lack for due process claim and the DHS canceled Classic Care Pharmacy’s medical provider number. The justice department has not taken any further action against Classic Care Pharmacy. Subsequently we dissolved Classic Care, Inc. and Classic Care. .

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

H.D. Smith Wholesale Drug Company - Action for breach of contact and other various causes of action

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherowitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care. H.D. Barnes is seeking $430,205 plus interest. On December 30, 2004 a settlement was reached where Kaire is obligated to pay the plaintiff $50,000. Kaire’s payment obligation will mature upon court approval of the settlement, with $10,000 due immediately (paid July 8, 2005) and the balance paid based on 12 monthly installments of $3,077.06 (which includes interest of 7.50%) to commence shortly thereafter. The balance owed as of June 30, 2006 was $27,692. Kaire is currently in breach of this court due to lack of funds to make payments.

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

ITEM 2.  Changes in Securities and Use of Proceeds

On June 23, 2005, we issued three convertible notes for and aggregate of $350,000, 8% interest per annum. These notes mature in two years. The Conversion Price per share shall be the lesser of (i) $.03 or (ii) eighty (80%) of the average of the closing bid prices for the five (5) trading days prior to but not including the conversion date for the common stock. In addition we to the investors warrants to purchase 5,833,332 shares of the common stock at a per share purchase price of $0.04. The proceeds from this convertible note were used for working capital needs

On April 25, 2006, we issued 550,000 shares to Roe Serrano pursuant to a labor settlement. The stock was valued at $.032 per share or $17,600.

On April 25, 2006, we issued an aggregate of 4,986,364 shares to consultants for services rendered, valued at $.028 per share or $139,618.

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

KAIRE HOLDINGS INCORPORATED.
(Registrant)

Date: August 22, 2006  By: /s/ Steven R.Westlund
  Steven Westlund
     Chief Executive Officer, Chairman