Form 10QSB
period 2006-09-30
KAIRE HOLDINGS INC
filed 2006-11-16
CIK 822997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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

Class of Common Stock    Outstanding at October 31, 2006
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
    December 31, 2005 and September 30, 2006 (unaudited)

Condensed Consolidated Statements of Operations (Unaudited)
  for the three months ended September 30, 2005 and 2006

Condensed Consolidated Statements of Operations (Unaudited)
for the nine months ended September 30, 2005 and 2006

Condensed Consolidated Statements of Cash Flows (Unaudited)
     for the nine months ended September 30, 2005 and 2006

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

Item 3 Defaults Upon Senior Securities

Item 4. Submission of Matters of a Vote to Security Holders

Item 5 Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
September 30, 2006

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
September 30, 2006

C O N T E N T S

Consolidated Balance Sheets	1 - 2

Consolidated Statements of Operations	3

Consolidated Statements of Cash Flows	4 - 5

Notes to Consolidated Financial Statements	6 - 32

Kaire Holdings Incorporated and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2006, and December 31, 2005

ASSETS

	September 30, 2006	December 31, 2005
Current Assets	(unaudited)	(audited)
Cash and cash equivalents	$5,201	$-
Accounts receivable, trade (net of allowance for doubtful
accounts of $115,000 and $55,000, respectively)	52,935	95,854
Inventory	30,290	67,705
Deferred financing costs	12,365	41,317

Total Current Assets	100,791	204,876

Other Assets
Property and equipment, net of accumulated depreciation	23,521	41,546

Total Other Assets	23,521	41,546

Total Assets	$124,312	$246,422

(continued)

Kaire Holdings Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)
As of September 30, 2006, and December 31, 2005

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	September 30, 2006	December 31, 2005
Current Liabilities	(unaudited)	(audited)
Bank overdraft	$-	$4,634
Accounts payable and accrued expenses	517,169	526,626
Income tax payable	800	647
Notes payable - related parties	10,381	10,381
Advances from shareholders	99,766	97,937
Liabilities of discontinued operations - Classic Care	145,611	145,611
Accrued interest - convertible debt	427,562	319,138
Convertible notes	1,836,513	1,373,570
Derivative liability	1,673,657	1,497,659
Warrant liability	126,773	126,095

Total Current Liabilities	4,838,232	4,102,298

Total Liabilities	4,838,232	4,102,298

Stockholders’ Deficit
Common stock, $0.001 par value, 900,000,000 shares
authorized; 42,616,806 and 35,453,897 shares issued
and outstanding in 2006 and 2005, respectively	42,617	35,454
Additional paid in capital	40,139,231	39,991,758
Accumulated deficit	(44,895,768)	(43,883,088)

Total Stockholders’ Deficit	(4,713,920)	(3,855,876)

Total Liabilities and Stockholders’ Deficit	$124,312	$246,422

Kaire Holdings Incorporated and Subsidiaries
Consolidated Statements and Operations
For the three and nine months ended September 31, 2006 and 2005

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(unaudited)	(restated, unaudited)	(unaudited)	(restated, unaudited)
Net revenues	$82,190	$271,695	$455,869	$976,446
Cost of goods sold	64,096	187,339	341,468	679,886

Gross Profit	18,094	84,356	114,401	296,560

Operating Expenses
Salaries and related expenses	58,047	92,386	174,492	332,432
Depreciation and amortization	5,961	7,317	18,025	21,952
General and administrative	70,897	83,016	553,009	489,576
Selling expense	116	369	3,059	1,329
Rent	8,729	6,735	25,014	24,372

Total Operating Expenses	143,750	189,823	773,599	869,661

Loss from operations	(125,656)	(105,467)	(659,198)	(573,101)

Other Income (Expense)
Interest expense	(41,032)	(43,906)	(123,402)	(125,409)
Gain from change in warrant liability	65,635	5,715	221,928	104,448
Gain/(loss) from change in derivative liability	(29,051)	(182,290)	(75,042)	(373,122)
Other income	-	-	21,298	-
Accretion of convertible debt discount	(112,356)	(123,315)	(363,899)	(330,821)
Debt issuance costs	(5,459)	(8,125)	(31,964)	(29,444)

Total Other Income (Expense)	(122,263)	(351,921)	(351,081)	(754,348)

Loss from continuing operations before income taxes	(247,919)	(457,388)	(1,010,279)	(1,327,449)

Provision for income taxes	-	-	(2,400)	-

Net Loss	$(247,919)	$(457,388)	$(1,012,679)	$(1,327,449)

Loss per weighted average share of common
stock outstanding - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted-average shares outstanding - basic and diluted	42,616,806	33,877,252	40,180,091	33,327,252

Kaire Holdings Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2006 and 2005

	2006	2005
Increase (decrease) in cash and cash equivalents:	(unaudited)	(restated, unaudited)
Net loss	$(1,012,679)	$(1,327,449)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	18,025	21,952
Accretion of convertible debt discount	363,899	330,821
Loss from change in derivative liability	75,042	373,122
Gain from change in warrant liability	(221,928)	(104,448)
Non-cash interest associated with derivative liabilities	-	23,316
Common stock issued for payment of interest	14,977	-
Warrants issued for consulting expense	222,606	-
Common stock issued for professional services and compensation	139,659	150,000
Amortization of deferred financing costs	31,964	29,444
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	42,919	(60,385)
Increase in other receivables	-	(1,140)
Decrease in inventory	37,415	77,888
Increase in income tax payable	153	-
Decrease in sales tax payable	(65)	(337)
Increase in accrued interest on convertible notes	108,424	91,508
Decrease in accounts payable and accrued expenses	(9,392)	(10,120)
Net cash used in operating activities	(188,981)	(405,828)

Cash flow from investing activities:
Purchase of property and equipment	-	(950)
Net cash used in investing activities	-	(950)

Cash flow from financing activities:
Payments on notes payable - related parties	-	(2,900)
Proceeds from notes payable - shareholders	1,829	-
Payments on loans	-	(49,000)
Proceeds from convertible notes payable	200,000	475,000
Increase in deferred financing costs	(3,013)	(40,622)
Increase (decrease) in bank overdraft	(4,634)	24,300
Net cash generated by financing activities	194,182	406,778

Net increase in cash and cash equivalents	5,201	-

Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at end of period	$5,201	$-

Kaire Holdings Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the nine months ended September 30, 2006 and 2005

	2006	2005
	(unaudited)	(restated, unaudited)
Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$-	$3,150
Taxes	$2,400	$-

During the nine months ended September 30, 2006, the Company entered into the following non-cash transactions:

Issued 1,576,545 shares of common stock for the payment of interest on a convertible note, valued at $14,977;

Issued 5,586,364 shares of common stock for professional services valued at $139,659;

Issued a warrant to purchase 12,000,000 shares of the Company’s common stock in exchange for professional services valued at $222,606.

During the nine months ended September 30, 2005, the Company entered into the following non-cash transactions:

Issued 3,000,000 shares of common stock for professional services valued at $150,000.

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005

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
Notes and Financial Statements
September 30, 2006 and 2005

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

The accompanying unaudited interim consolidated financial statements represent the financial activity of Kaire Holdings Incorporated and its subsidiaries. The consolidated financial statements for the nine months ended September 30, 2006, have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended September 30, 2006, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

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
Notes and Financial Statements
September 30, 2006 and 2005

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

For the three and nine months ended September 30, 2006, gross revenues were $83,001 and $522,501 less approximately $1,653 and $68,263, respectively of contractual adjustments based on reimbursement contracts, resulting in net third-party contract revenues of approximately $81,348 and $455,048 respectively.

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
Notes and Financial Statements
September 30, 2006 and 2005
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
Notes and Financial Statements
September 30, 2006 and 2005
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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of September 30, 2006, the estimated fair value of the Company’s derivative liability was $1,673,657, as well as a warrant liability of $126,773. As of December 31, 2005, the estimated fair value of the Company’s derivative liability was $1,497,659, as well as a warrant liability of $126,095. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows/Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative asset. In valuing the debt features at September 30, 2006, the Company used the closing price of $0.01 and the respective conversion and exercise prices for the warrants. For the year ended December 31, 2005, there was a decrease in the market value of the Company’s common stock to $0.025 from $0.055 at December 31, 2004.

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005
1.  Summary of Significant Accounting Policies (continued)

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

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the periods ended September 30, 2006 and 2005, comprehensive loss is equivalent to the Company’s net loss.

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. The Company incurred no advertising and marketing costs for the periods ended September 30, 2006 and 2005.

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005
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

The Company operated in only one segment during the periods ended September 30, 2006 and 2005.

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
Notes and Financial Statements
September 30, 2006 and 2005

1.  Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48, an interpretation of FASB Statement 109, prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for the Company beginning January 1, 2007. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. As this guidance was recently issued, the Company has not yet determined the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently in the process of evaluating the impact that the Statement will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The Company currently uses, and has historically applied, the dual method for quantifying identified financial statement misstatements. The Company will initially apply the provisions of SAB 108 in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The Company is currently evaluating SAB 108, but does not expect the adoption of SAB 108 to have a significant effect on its financial position, results of operations, or cash flows.

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005
2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $1,012,679 and $1,327,449 for the nine-month periods ended September 30, 2006 and 2005, respectively. The Company also had a net working deficit of $4,737,441 as of September 30, 2006. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

3. Accounts Receivable - Trade

In the nine months ended September 30, 2006 and 2005, approximately 27.1% and 70.9% of net revenues of continuing operations were derived under federal and state insurance reimbursement programs with 72.9% and 9.2% respectively coming from private party reimbursements and other third parties. For the three-month period ending September 30, 2006, the breakout is as follows:

Medi-Cal	0.0%
Medi-Care	0.0%
Private Party	46.6%
Other third-parties	36.1%

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005
3. Accounts Receivable - Trade

These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any would not be material to the financial position, results of operations or cash flows of the Company.

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts. The Company bases this estimate on historical collection experience and a review of the current status of trade accounts receivable. The Company determined that allowance for doubtful accounts provision of $60,000 and $55,000 was needed as of September 30, 2006, and December 31, 2005, respectively.

4. Convertible Notes Payable

During the nine months ended September 30, 2006, and during the years ended December 31, 2005, 2004 and 2003, the Company issued notes to third parties. As part of the several of the financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

Date of Note	Amount of Notes	Conversion Price(1)	Term of Note
December 12, 2003 (2)	$676,576	$ 0.04 or 70%	3 years
May 3, 2004	$650,000	$ 0.09 or 85%	3 years
March 29, 2005	$125,000	$ 0.04 or 85%	1 year
June 23, 2005	$350,000	$ 0.03 or 80%	2 years
December 13, 2005 (2)	$150,000	70%	2 years
March 13, 2006 (2)	$100,000	70%	2 years
April 11, 2006 (2)	$100,000	70%	2 years

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005
4. Convertible Notes Payable (continued)

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

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005
4. Convertible Notes Payable (continued)

The proceeds from the financing transactions were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, the remaining value, if any, is allocated to the Note on the financial statements.

The debt discount is being accreted using the effective interest method over the term of the note. The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the nine months ended September 30, 2006 and 2005, the Company accreted $363,899 and $303,821, respectively, of debt discount related to the Notes.

Warrants Issued

The estimated fair values of the warrants at issuance were as follows:

Date of Warrants Issued	Number of Warrants	Value at Issuance	Initial Volatility Factor
May 3, 2004	1,666,667	$92,711	188%
March 29, 2005	694,444	$21,387	104%
March 29, 2005	3,000,000	$93,080	104%
June 23, 2005	1,666,667	$49,340	101%
February 28, 2006	12,000,000	$222,606	122%

These amounts have been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 5 year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. In valuing the warrants at December 31, 2004, the Company used the closing price of $0.055, the respective exercise price, the remaining term on each warrant, and a volatility of 129%. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at December 31, 2004, had increased to a fair value of $68,059, due in part to a decrease in the market value of the Company’s common stock to $0.055 from $0.12 at issuance of the May 3, 2004 amount, which resulted in Other Income of $124,652 on the Company’s books. For the year ended December 31, 2005, the warrant derivative liability had increased to a value of $126,095, due in part to a decrease in the market value of the

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005
4. Convertible Notes Payable (continued)

Warrants Issued (continued)

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

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005
4. Convertible Notes Payable (continued)

Debt Features (continued)

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. In valuing the debt features at September 30, 2006 the Company used the closing price of $0.01 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 122%. For the nine months ended September 30, 2006, the estimated value of the debt features increased to $1,673,657, thus during the nine months ended September 30, 2006, the Company recorded additional Derivative Liability of $100,956 associated with funding received during the period, plus Other Expense on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $75,042.

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

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005
4. Convertible Notes Payable (continued)

Debt Features (continued)

For the nine months ended September 30, 2005, the Company recorded Other Income of $104,448 and Other Expense of $373,122, related to the decrease in value of the warrants increase in value of the debt features, respectively. A tabular reconciliation of this adjustment follows:

For the nine months ended September 30, 2005:

$104,448	income, decrease in value of 2003, 2004 and 2005 warrant liability
(373,122)	expense, increase in value of 2003, 2004, and 2005 derivative liability
$(268,674)	other expense related to convertible debt

For the nine months ended September 30, 2006, the Company recorded Other Expense of $75,042 and Other Income of $221,928, related to the increase in value of the debt features and decrease in value of the warrants, respectively. A tabular reconciliation of this adjustment follows:

For the nine months ended September 30, 2006:

$10,858	income, decrease in value of 2003 and 2004 warrant liability
(15,279)	income, decrease in value of 2003 and 2004 derivative liability
72,936	income, decrease in value of 2005 warrant liability
(56,517)	expense, increase in value of 2005 derivative liability
138,134	income, decrease in value of 2006 warrant liability
(3,246)	expense, increase in value of 2006 derivative liability
$146,886	other income related to convertible debt

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005
4. Convertible Notes Payable (continued)

Debt Features (continued)

For the nine months ended September 30, 2005, the Company recorded $330,821 of interest expense related to the accretion of debt related to the convertible financing.

For the nine months ended September 30, 2005:

$82,701	of interest expense related to accretion of 2003 convertible debt
163,388	of interest expense related to accretion of 2004 convertible debt
84,732	of interest expense related to accretion of 2005 convertible debt
$330,821	of interest expense related to accretion of convertible debt

For the nine months ended September 30, 2006, the Company recorded $363,899 of interest expense related to the accretion of debt related to the convertible financing.

For the nine months ended September 30, 2006:

$77,166	of interest expense related to accretion of 2003 convertible debt
152,454	of interest expense related to accretion of 2004 convertible debt
107,824	of interest expense related to accretion of 2005 convertible debt
26,455	of interest expense related to accretion of 2006 convertible debt
$363,899	of interest expense related to convertible debt

The balance of the carrying value of the convertible debt as of December 31, 2005, and September 30, 2006, is:

$617,775	December 31, 2004 value
300,546	original carrying value on 2005 convertible debt
455,249	accretion of convertible debt - 2005
$1,373,570	December 31, 2005 carrying value of debt

$1,373,570	December 31, 2005 value
99,044	original carrying value on 2006 convertible debt
363,899	accretion of convertible debt - 2006
$1,836,513	September 30, 2006 carrying value of debt

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005
4. Convertible Notes Payable (continued)

Debt Features (continued)

The balance of the carrying value of the derivative liability as of December 31, 2005, and September 30, 2006, is:

$803,552	December 31, 2004 value of derivative liability
183,965	original values of 2005 derivative liability
201,764	increase in values of 2003 derivative liability
184,050	increase in values of 2004 derivative liability
124,328	increase in values of 2005 derivative liability
$1,497,659	December 31, 2005 value of derivative liability

$1,497,659	December 31, 2005 value of derivative liability
100,956	original value of 2006 derivative liability
15,279	change in value of 2003 and 2004 derivative liability
56,517	change in value of 2005 derivative liability
3,248	change in value of 2006 derivative liability
$1,673,657	September 30, 2006 value of derivative liability

The balance of the carrying value of the warrant liability as of December 31, 2005, and September 30, 2006, is:

$68,059	December 31, 2004 value of warrant liability
163,807	original carrying values of 2005 warrant liability
(50,275)	income, decrease in value of 2004 warrant liability
(55,496)	income, decrease in value of 2005 warrant liability
$126,095	December 31, 2005 value of warrant liability

$126,095	December 31, 2005 value of warrant liability
222,606	original carrying values of 2006 warrant liability
(10,858)	income, decrease in value of 2004 warrant liability
(72,936)	income, decrease in value of 2005 warrant liability
(138,134)	income, decrease in value of 2006 warrant liability
$126,773	September 30, 2006 value of warrant liability

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005
5. Common Stock Transactions

Common stock transactions during the nine months ending September 30, 2006

The Company issued 1,576,545 shares of common stock for conversion of $14,977 of note interest.

The Company issued 5,586,364 shares of common stock for professional services valued at $139,659.

Common stock transactions during three months ending September 30, 2005

None

6. Related Party Transactions

The following transactions occurred between the Company and certain related parties:

Source One Group

The Company’s chief financial officer served as the chief financial officer of Dalrada Financial Corporation (Dalrada) until May 5, 2006, when he resigned from that position. Dalrada, through its subsidiary Source One Group (“SOG”), operates a professional employment organization. SOG provides services for the Company as its professional employment organization. The Company entered into an Employment Services Agreement with SOG pursuant to which SOG agreed to render professional employment and related services to the Company for a fee. The Company paid fees to SOG totaling $0 and $9,417 for the nine months ended September 30, 2006 and 2005, respectively. The fees charged by SOG to the Company are at the prevailing rate that SOG charges others.

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005

7. Property and Equipment

Property and equipment at September 30, 2006, and December 31, 2005, consisted of the following:

	September 30, 2006	December 31, 2005

Furniture and fixtures	$85,000	$85,000
Vehicles	14,712	14,712
Computers and equipment	22,094	22,094
	121,806	121,806

Less accumulated depreciation and amortization	(98,285)	(80,260)

Total	$23,521	$41,546

Depreciation and amortization expense for the nine months ended September 30, 2006 and 2005 were $18,025 and $21,952, respectively.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
Accounts payable	$247,199	$279,791
Accrued professional and related fees	103,500	150,072
Accrued compensation and related liabilities	129,470	41,138
Accrued settlements	35,466	45,092
Sales tax payable	43	107
Other accrued expenses	1,491	10,426
Total	$517,169	526,626

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005
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

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005
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

H.D. Smith Wholesale Drug Company - Action for breach of contact and other various causes of action

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherowitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care. H.D. Barnes was seeking $430,205 plus interest. On December 30, 2004 a settlement was reached where Kaire is obligated to pay the plaintiff $50,000. Kaire’s payment obligation will mature upon court approval of the settlement, with $10,000 due immediately (paid July 8, 2005) and the balance paid based on 12 monthly installments of $3,077 (which includes interest of 7.50%) to commence shortly thereafter. The balance owed was $25,692 and $27,692 as of September 30, 2006, and December 31, 2005, respectively. Kaire is currently in breach under this settlement agreement.

McKesson Medical - Surgical Inc. v. Effective Health

On January 20, 2005, McKesson Medical-Surgical, Inc. (“Plaintiff”) filed a complaint against Effective Health, Inc. (“EHI”), a subsidiary of Kaire, for failure to pay the principal sum of $17,466 for goods and/or services. A settlement was reached in October 2005 calling for EHI to pay $2,000 upon execution and $1,300 a month until the balance was paid off. The balance owed as of September 30, 2006 is approximately $4,125, and Effective Health is presently in payment default of that settlement obligation. The Company anticipates a default judgment will be entered against EHI.

Independent Pharmacy Cooperative v. Effective Health, Inc.

In June 2005, Independent Pharmacy Cooperative (“IPC”) filed a complaint against EHI in the Superior Court of California. IPC alleged that EHI failed to pay the principal sum of $12,587 for staffing services rendered. The parties to that action entered into a settlement and mutual release agreement in October 2005, wherein EHI agreed to pay the aggregate sum of $12,587 in accordance with structured terms spanning over approximately eight (8) months. Although most of that sum has been paid, EHI defaulted on its payments to IPC. In October 2006, IPC obtained a default judgment against EHI for the principal sum of $5,649.

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005
9. Commitments and Contingencies (continued)

Litigation (continued)

Except as otherwise specifically indicated above, we believe that we do not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of September 30, 2006.

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

Consulting Agreements

The Company has various consulting agreements that provide for issuance of the Company’s common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants. These agreements relate primarily to raising of capital, accounting services, legal services, and professional services rendered in connection with the Company’s acquisition efforts. The Company has no amounts due under these agreements as of September 30, 2006 and 2005.

10. Stock Options and Warrants

In January 2005, the Company adopted the provisions of SFAS Nos. 123R using the prospective method.

Options and warrants are granted at prices that are equal to the current fair value of the Company’s common stock at the date of grant. The Company records compensation expense on options granted the current fair market value. The vesting period is usually related to the length of employment or consulting contract period. In the nine months ending September 30, 2006 and 2005, the Company granted warrants convertible into the Company’s common stock pursuant to the issuance of convertible debentures (see Note 4).

The fair value of employee warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the quarters ended September 30, 2006 and 2005; dividend yield of 0%; expected volatility of 150%; risk-free interest rate of 4.0%; and expected life of 5 years.

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005

10. Stock Options and Warrants (continued)

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

The following table summarizes information with respect to stock warrants outstanding and exercisable at September 30, 2006:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of September 30, 2006	Weighted Average Exercise Price

$0.03 - $0.17	37,972,221	4.22	$ 0.06	37,972,221	$0.06

	37,972,221	4.22	$ 0.06	37,972,221	$0.06

The following table summarizes information with respect to stock warrants outstanding and exercisable at December 31, 2005:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2005	Weighted Average Exercise Price

$0.03 - $0.17	25,972,221	4.3	$0.06	25,972,221	$0.06

	25,972,221	4.3	$0.06	25,972,221	$0.06

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005
10. Stock Options and Warrants (continued)

The following summarizes the Company’s stock option and warrants activity:

	Warrants And Stock Options Outstanding	Weighted Average Exercise Price

Outstanding December 31, 2004	4,444,444	$0.17

Granted March 29, 2005	3,694,444	$0.04
Granted June 22, 2005	5,833,333	$0.03
Granted November 1, 2005	12,000,000	$0.05
Exercised	-	$-
Expired/Cancelled	-	$-

Outstanding December 31, 2005	25,972,221	$0.06

Granted February 28, 2006	12,000,000	$0.05
Exercised	-	-
Expired	-	-

Outstanding September 30, 2006	37,972,221	$0.06

The Company has 37,972,221 warrants outstanding as of September 30, 2006, and 25,972,221 warrants outstanding as of December 31, 2005. The weighted exercise price of the outstanding warrants as of September 30, 2006, and December 31, 2005, is $0.06. The outstanding warrants have a clause that causes the exercise price can be adjusted down by the Company upon certain Company actions. The warrants expire 5 years from the original date of grant. The Company has not re-priced any warrants as of September 30, 2006.

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

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005
11. Restatement of Financial Statements (continued)

Three and nine months ended September 30, 2005

The following is a summary of the restatements for the nine months ended September 30, 2005:

Income tax effect of restatement	$-
Total increase in net loss	$506,570

The effect on the Company’s previously issued September 30, 2005, financial statements are summarized as follows:

	Previously reported	Change	Restated
Balance Sheet
Convertible notes - current portion	$801,480	$373,812	$1,175,292
Derivative liability	$-	$1,284,488	$1,284,488
Warrant liability	$-	$127,418	$127,418
Total Current liabilities	$1,814,094	$1,785,718	$3,599,812
Convertible notes payable and debentures - non-current	$523,753	$(523,753)	$-
Total long term liabilities	$523,753	$(523,753)	$-
Total Liabilities	$2,337,847	$1,261,965	$3,599,812
Additional paid in capital	$40,683,881	$(897,525)	$39,786,356
Accumulated deficit	$(42,685,974)	$(364,440)	$(43,050,414)
Total Stockholders’ Equity	$(1,968,215)	$(1,261,965)	$(3,230,180)

Statement of Operations - three months
Interest expense	$(63,807)	$19,901	$(43,906)
Gain/(loss) from change in warrant liability	$-	$5,715	$5,715
Gain/(loss) from change in derivative liability	$-	$(182,290)	$(182,290)
Accretion of convertible debt	$-	$(123,315)	$(123,315)
Total Other Income (Expenses)	$(71,932)	$(279,989)	$(351,921)
Loss from continuing operations before income taxes	$(177,399)	$(279,989)	$(457,388)
Loss from continuing operations	$(177,399)	$(279,989)	$(457,388)
Net Loss	$(172,399)	$(279,989)	$(457,388)

Statement of Operations - nine months
Interest expense	$(218,334)	$92,925	$(125,409)
Gain/(loss) from change in warrant liability	$-	$104,448	$104,448
Gain/(loss) from change in derivative liability	$-	$(373,122)	$(373,122)
Accretion of convertible debt	$-	$(330,821)	$(330,821)
Total Other Income (Expenses)	$(247,778)	$(506,570)	$(754,348)
Loss from continuing operations before income taxes	$(820,879)	$(506,570)	$(1,327,449)
Loss from continuing operations	$(820,879)	$(506,570)	$(1,327,449)
Net Loss	$(820,879)	$(506,570)	$(1,327,449)

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005
12. Loss per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. As of September 30, 2006 and 2005, potentially dilutive securities consist of convertible debentures convertible into 358,596,000 and 300,262,667 common shares and warrants convertible into 37,972,221 and 8,138,888 shares respectively. Earnings per share-dilutive does not include the effect of potentially dilutive securities for the periods ended September 30, 2006 and 2005. The loss from operations and the net loss for the six-month periods ended September 30, 2006 and 2005, make these securities anti-dilutive.

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

The net assets (liabilities) of the discontinued operations have been recorded at their estimated net realizable value under the caption “Net assets (liabilities) of discontinued operations - Classic Care” in the accompanying Balance Sheets at September 30, 2006, and December 31, 2005, and consist of the following:

	September 30, 2006	December 31, 2005
Non-trade receivable	-	-

Total Assets	$-	$-

Accounts payable	(131,845)	(131,845)
Accrued liabilities	(13,766)	(13,766)
Reserve for litigation	-	-
Total liabilities	(145,611)	(145,611)
Net assets (liabilities) of discontinued operations	$(145,611)	$(145,611)

Kaire Holdings Incorporated and Subsidiaries
Notes and Financial Statements
September 30, 2006 and 2005
13. Discontinued Operations - Classic Care, Inc. (continued)

There was no income or loss related to the operations of Classic Care during the nine months ended September 30, 2006 and 2005.

14. Subsequent Events

Litigation

Pharm-Aid, Inc. v. Effective Health, Inc., et al.

On October 2, 2006, Pharm-Aid, Inc. (“Pharm-Aid”) filed a complaint against EHI in the Superior Court of California. Pharm-Aid alleges that EHI has failed to pay for staffing services rendered. The Company has not gathered sufficient facts to render an opinion as to the validity of Pharm-Aid’s claim.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

Our general operating plan up until September 30, 2006 was focused on delivering specialized programs and services targeted areas within the senior and chronic health care market. We will continue with this strategy but intend to increase the direction and scope of our activities. This renewed emphasis is due to the following reasons:

•
On October 17, 2005, due to an issue related to our dissolved Classic Care pharmacy, Medi-Cal denied Sespe Pharmacy’s application for a new Medi-Cal provider number. Sespe’s old provider number was cancelled on May 1, 2006 which meant we were no longer able to service our Medi-Cal clients. We had been focusing on signing up non Medi-Cal clients, however ramping up non-Medi-Cal sales has been slow and anticipated IPA contractual arrangements have not produced the influx of revenue expected, and

•
Additionally towards the end of May, 2006 our largest client started ramping down the number of orders being sent to us and as of the third quarter has stopped using our services . The ramping down was a client based internal decision and not related to our performance.

Based on these two factors, management has decided to proceed with the following plan:

•	Seek a strategic alliance that can increase revenue, or

•	Seek a company in the industry or outside the industry to acquire or to be acquired by to improve revenues and offset the cost of being public.

•	If a candidate is found outside the industry, we would close down the pharmacy.

Short and Long Term Goals

Our short term goal, as noted above, is seek a strategic alliance to increase revenues. Over the longer term, we hope to find a company to acquire or be acquired that is in the same line of business. If a good candidate is found that is in a different industry, we would close down the pharmacy and proceeding accordingly.

Concerning working capital, historically our revenues have been insufficient to cover the cost of running Kaire Holdings operations and pay its non-operational costs. For the nine month period ending September 30, 2006 our operations have not been generating a positive cash flow. Additional funds are required to cover non-operational costs which include the costs to maintain a public entity. In order to cover such costs, Kaire Holdings has relied in part on private placements of common stock securities, loans from private investors and in some instances the exercise of common stock warrants to meet the non-operational needs. With reduced revenues, we believe that over the next twelve months there will be a need for more additional working capital to meet our non-operational needs. Currently Kaire has no excess cash, i.e. it is used as soon as it is received. We estimate that an additional $200,000 in funds will need to be raised in order to carry us through the next twelve months. To offset the cash requirements, Kaire has reduced its staff and its non operational expenses.

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

Results of Operations

Three and nine Months Ended September 30, 2006 Compared to September 30, 2005

Revenues

For the three and nine months ended September 30, 2006, revenues were approximately $82,190 and $455,869 respectively, for a decrease of $189,505 and $520,577 (69.7% and 53.3%) respectively for the same periods in 2005. The decrease in sales is a result of the pharmacy’s Medi-Cal provider number being turned off around May 1, 2006 and the loss of business from a major client.

Cost of Goods Sold

Cost of goods sold for the three and nine-month period ending September 30, 2006 was $64,096 and $341,468 respectively, for a decrease of $123,243 and $338,418 (65.8% and 49.8%), respectively, over the same periods in 2005. This decrease is a direct result of the fall in sales.

Gross Profit

Gross Profit the three and nine-month period ending September 30, 2006 was $18,094 and $114,401 respectively, for a decrease of $66,262 and $182,159 (78.6% and 61.4%), respectively, over the same periods in 2005. The gross profit percentage for three and nine-month period ending September 30, 2006 was 22.0% and 25.1% respectively, for a decrease of 9.0% and 5.3% respectively, over the same periods in 2005. The decrease in gross margin percentage is a result of the product mix. In 2006, sales mainly consisted of prescription drugs, where as in 2005, sales consisted of both prescription drugs and higher gross margin medical supply items.

Operating Expenses

Operating expenses for the three and nine month period ended September 30, 2006 were $143,750 and $773,599 respectively for a decrease of $46,073 (24.3%) and $96,062 (11.0%) respectively from the same period prior year. The $96,062 decrease in expenses is mainly attributable to decreases of 1) $157,940 (47.5%) in salaries and related expenses as a result of head count reduction, 2) $3,927 (17.9%) in depreciation expense, offset by increases in 1) $642 (2.6%) in rent, 2) general and admin of $63,433 (13.0%) and 3) $1,730 (130.2%) in selling expense. The increase in general and admin of $63,433 is primarily the result of increases in 1) consulting expense of $284,741 (51,304.7%), 2) bad debt expense of $60,000 (no expense in same period prior year), and 3) miscellaneous items of $2,057 (5.5%), offset by decreases in 1) accounting expenses of $153,167 (76.7%), 2) contract labor and outsides services of $36,128 (33.2%), 3) legal expenses of $75,451 (64.2%), and 4) employee benefit expenses of $18,619 (70.0%)

Interest expenses for the three and nine month period ended September 30, 2006 was $41,032 and $123,402 respectively for a decrease of $2,874 (6.5%) and $2,007 (1.6%) respectively from the same period prior year. Gain from the change in warrant liability for the three and nine month period ended September 30, 2006 was $65,635 and $221,928 respectively for a gain of $59,920 (1,048.5%) and $117,480 (112.5%) respectively over the same period prior year. This gain was a result of a decrease in the valuation of the warrant liability. Derivative liability expense for the three and nine month period ended September 30, 2006 was $29,051 and $75,042 for a decreased expense of $153,239 (84.1%) and $298,080 (79.9%) respectively from the same period prior year. This decrease in expense was a result of an increase in the valuation of the derivative liability. Accretion of convertible debt discount expense for the three and nine month period ended September 30, 2006 was $112,356 and $363,899 respectively for a decrease of $10,959 (8.9%) for the three month period and an increase of $33,078 (10.0%) for the nine month period prior year. The increase in the nine month period ending September 30, 2006 is a result of the issuance of additional debt during that period. Debt issuance costs for the three and nine month period ended September 30, 2006 was $5,459 and $31,964 respectively for a decrease of $2,666 (32.8%) and an increase of $2,520 (8.6%) respectively for the same period prior year, which is a result of the costs associated with the issuance of additional debt subsequent to June 30, 2005.

Federal Income Tax

No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through September 30, 2006, the Company incurred a net operating loss for tax purposes of approximately $1,010,279. The net operating loss carry forward may be used to reduce taxable income through the year 2014. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years

Liquidity and Capital Resources

Cash flow used in operations for the nine month period ending September 30, 2006 amounted to $188,981, which mainly consisted of the net loss for the nine months ending September 30, 2006 of $1,012,679 plus 1) the gain from change in warrant liability of $221,928, 2) the decrease in accounts payable and accrued expenses of $9,392, and 3) a decrease in sales tax payable of $65 offset by the following: 1) depreciation and amortization of $18,025, 2) accretion of convertible debt discount of $363,899, 3) loss from change in derivative liability of $75,042, 4) common stock issue for payment of interest of $14,977, 5) warrants issued for consulting expense of $222,606, 6) common stock issued for professional services of $139,659, 7) amortization of deferred financing costs of $31,964, 8) decrease in trade accounts receivable of $42,919, 9) decrease in inventory of $37,415, 10) a decrease in income tax payable of $153 and 11) an increase in accrued interest in convertible notes of $108,424.

No cash was used in investing activities for the nine month period ending September 30, 2006.

Net cash generated from financing activities for the nine month period ending September 30, 2006 was $194,182 which consisted primarily of proceeds from notes payable - shareholder of $1,829 and proceeds from convertible notes payable of $200,000, offset by the decrease in bank overdraft of $4,634 and an increase in deferred financing costs of $3,013 associated with the funding received during the nine months ended September 30, 2006.

On September 30, 2006 the Company had total assets of $124,312 compared to $246,422 on December 31, 2005, a decrease of $122,110 or 46.9%. The Company had a total stockholder's deficit of $4,713,920 on September 30, 2006, compared to a stockholders deficit of $3,855,876 on December 31, 2005, an increase of $858,044 or 22.3%. As of September 30, 2006 the Company's working capital position decreased by $840,019 (21.6%) from a working capital deficit of $3,897,422 at December 31, 2005 to a working capital deficit of $4,737,441 at September 30, 2006. This result was attributed primarily to increases in 1) convertible notes - current portion of $462,943 (33.7%), 2) warrant liability of $678 (0.5%), 3) derivative liability of $175,998 (11.8%), 4) accrued interest on the current portion of the accrued notes of $108,424 (34.0%), 5) advances from shareholder of $1,829 (1.9%), and 6) income taxes payable of $153 (23.6%) , offset by decreases in 7) deferred financing costs of $28,952 (70.1%), 8) inventory of $37,415 (55.3%), and 9) accounts receivable, net of reserve for doubtful, of $42,919 (44.8%), offset by an increase in cash of $5,201 (no cash at December 31, 2005).

Over the next twelve months, management is of the opinion that there will not be sufficient working capital obtained from operations to meet our operating needs and that external financing will be needed. We are currently reducing overhead and deferring costs where possible. The following is a discussion of future cash requirements.

Estimated future cash requirements

Our estimate of net cash requirements for overhead for the next twelve months subsequent to September 2006 is approximately $10,000 to $20,000 a month for a twelve-month estimated total of $120,000 to $240,000. The estimate of net cash inflow from operations for the same period is approximately $50,000.

We have generally financed our operations through the sale of its common stock. In order to sustain operations in the near term, it is anticipated that we will need an additional small infusion of funds of approximately $200,000 from outside sources. If we are unable to access the needed funds through increased revenues or seek additional equity funding. If we are unable to gain access to such funding, we will be forced to curtail operations until such funding is obtained.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, we have experienced net losses of $1,012,679 and $1,327,449 for the nine months ended September 30, 2006 and 2005, respectively. We also have a net working deficit of $4,737,441 for the nine months ended September 30, 2006. Additionally, we must raise additional capital to meet our working capital needs as a result of our continuing losses and the curtailment of orders from a major client. If we are unable to raise sufficient capital to fund our operations, we might be required to curtail or discontinue our pharmacy operations. These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the our ability to generate sufficient sales volume to cover our operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

ITEM 3. CONTROLS AND PROCEDURES

    (a)        Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit to under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In June 2005, we announced that our year end financial statements were to be restated, relating to accounts receivable and revenue. Our conclusion to restate resulted in affecting our assessment regarding our controls, and that they were not effective as of the period ended in this report.

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

Classic Care, Inc. and Classic Care Pharmacy administrative appeal failed. Once the appeal took place the Superior court could no longer uphold our lack for due process claim and the DHS canceled Classic Care Pharmacy’s medical provider number. The justice department has not taken any further action against Classic Care Pharmacy. Subsequently we dissolved Classic Care, Inc. and Classic Care. As of Novemebr 15, 2006, Classic Care, Inc. has not received any further communication from the DHS.

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

H.D. Smith Wholesale Drug Company - Action for breach of contact and other various causes of action

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherowitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care. H.D. Barnes is seeking $430,205 plus interest. On December 30, 2004 a settlement was reached where Kaire is obligated to pay the plaintiff $50,000. Kaire’s payment obligation will mature upon court approval of the settlement, with $10,000 due immediately (paid July 8, 2005) and the balance paid based on 12 monthly installments of $3,077.06 (which includes interest of 7.50%) to commence shortly thereafter. The balance owed as of June 30, 2006 was $27,692. Kaire is currently in breach of this court due to lack of funds to make payments. As of Novemebr 15, 2006, H.D. Barnes has not taken any affirmative action to seek entry of judgment against the Company.

McKesson Medical - Surgical Inc. v. Effective Health

On January 20, 2005, McKesson Medical-Surgical, Inc. (“Plaintiff”) filed a complaint against Effective Health, Inc., a subsidiary of Kaire, for failure to pay the principal sum of $17,466 for goods and/or services. A settlement was reached in October 2005 calling for Effective Health to pay $2,000 upon execution and $1,300 a month until the balance is paid off. Effective Health is presently in payment default of that settlement obligation, with approximately $4,125.00 (which includes legal fees) due and owing. We anticipate a default judgment to be entered against EHI.

Independent Pharmacy Cooperative v. Effective Health, Inc.

    Ventura County Superior Court, Case No. CIV234713

    On June 27, 2005, Independent Pharmacy Cooperative ("IPC") filed a complaint in the Superior Court of California, County of Ventura, Case No. CIV234713, against EHI. IPC alleged that EHI failed to pay the principal sum of $12,587.02 for staffing services rendered.

    The parties to that action entered into a settlement and mutual release agreement in October 2005, wherein EHI agreed to pay the aggregate sum of $12,587.02 in accordance with structured terms spanning over approximately eight (8) months. Although most of that sum has been paid, EHI defaulted and, on or about October 5, 2006, IPC obtained a default judgment against EHI for the principal sum of $5,649.15.

    Pharm-Aid, Inc. v. Effective Health, Inc., et al.

    San Diego Superior Court, Case No. GIN056019

    On October 2, 2006, Pharm-Aid, Inc. ("Pharm-Aid") filed a complaint in the Superior Court of California, County of San Diego, Case No. GIN056019, against EHI.

 Pharm-Aid alleges that EHI has failed to pay the principal sum of $25,279.33 for staffing services rendered. Given the fact that EHI was served on October 26, 2006, we have not gathered sufficient facts in order to render an opinion as to the validity of Pharm-Aid’s claim.

Except as otherwise specifically indicated above, we believe that we do not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of September 30, 2006.

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

KAIRE HOLDINGS INCORPORATED.
(Registrant)

Date: November 16, 2006  By: /s/ Steven R.Westlund
  Steven Westlund
     Chief Executive Officer, Chairman