Form 10KSB
period 2006-12-31
KAIRE HOLDINGS INC
filed 2007-04-16
CIK 822997

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2006.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ________

Commission file number 0-21384

KAIRE HOLDINGS INCORPORATED
(Name of small business issuer in its charter)

Delaware	8980	13-3367421
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number )	Identification No.)

7700 Irvine Center Drive, suite 870, Irvine, California	92618
(Address of principal executive offices)	(Zip code)

Registrant's Telephone number, including area code: (949) 861-3560

552 Sespe Avenue, Suite D, Fillmore , CA	93015

(Former name, former address and former fiscal year, if changed since last report)

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
Yes ⁯ No [x]

The issuer had net revenues of $0 for the fiscal year ended December 31, 2006.

The aggregate market value of the voting stock held by non-affiliates on March 31, 2007 was approximately $573,000 based on the average of the bid and asked prices of the issuer’s common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of December 31, 2006, 42,616,806 shares of the issuer’s Common Stock were outstanding. As of March 31, 2007, 42,616,806 shares of the issuer’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s report on Form S-8 dated February 1, 2006: Items 1.01
The Company’s report on Form S-8 dated April 17, 2006: Items 4.02 and 7
The Company’s report on Form 8-K dated February 5, 2007: Items 4.01 and 9.01
The Company’s report on Form 8-K dated February 6, 2007: Items 2.01 and 9.01
The Company’s report on Form 8-K dated February 23, 2007: Items 5.01 and 9.01

Transitional Small Business Disclosure Format Yes   No X

PART I

ITEM 1. Description of Business

Business

Present Business

We provide distribution services of glass imported from Asia and exported to North America due to a change of business direction whereby Kaire Holdings, Inc. (“Kaire”) acquired H&H Glass in January of 2007. Kaire closed its pharmacy business in February 2007.

History

Kaire Holdings Incorporated (“Kaire”), a Delaware corporation, was incorporated on June 2, 1986 as Interactive Medical Technologies, Ltd. (“IMT”). Effective February 3, 1998, Kaire changed its name from Interactive Medical Technologies, Ltd. to Kaire Holdings Incorporated. Kaire’s headquarters are currently in Irvine, California. Kaire has two subsidiaries, Effective Health, Inc. and YesRx.com, Inc. Yes Rx.com Inc, acquired H&H Glass, an Illinois corporation on January 23, 2007and Effective Health Inc., was shut down in February 4, 2007. H&H Glass was formed in 1989 and distributes Asian glass to North America.

From 1986 through May of 2000, Kaire sold non-radioactive diagnostic imaging microspheres and provided quantitative laboratory analysis to customers who used the micro sphere products in their research studies. We discontinued marketing these products and services in May 2000.

In May of 1999 Kaire incorporated YesRx.com, Inc., in the state of Delaware and, began marketing health oriented herbal consumer products through an e-commerce internet site we developed called Vitaplanet.com. We changed the name of Vitaplanet.com to YesRx.com. The on-line e-commerce drug store business (YesRx.com) was not growing as expected and remained unprofitable. This business was phased out during 2001.

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

Classic Care Pharmacy’s counsel believed that the facts presented by the DHS were inaccurate and that its position was unfounded and appealed their decision. However, that administrative appeal was ultimately rejected.

Given these circumstances, Kaire accepted the Classic Care shareholders’ proposal to return that portion of Classic Care Pharmacy’s business affected by the DHS action back to the Classic Care shareholders. Kaire transferred that business, which amounted to approximately 80% of the total revenue, back to the original Classic Care, Inc. shareholders in exchange for a release from repaying any outstanding amounts due on promissory notes related to that acquisition.

Acquisition of Sespe Pharmacy

On January 26, 2003, Kaire, through its subsidiary Effective Health, Inc., purchased certain assets of Sespe Pharmacy, located in the Sespe medical clinic in Fillmore, California. Sespe Pharmacy was a small retail pharmacy that serviced the local community.

Effective Health, Inc., (d/b/a Sespe Pharmacy) served as our base of pharmacy operations. Sespe Pharmacy was a vehicle to resume our board and care marketing efforts and to continue offering specialized pharmacy service programs.

On February 4, 2007, all pharmaceutical operations ceased and operations were discontinued and we vacated the facility in Fillmore, California which was on a month to month lease. Kaire’s corporate headquarters is now located at its subsidiary YesRx.com (“H&H Glass”) in Irvine California.

Acquisition of H&H Glass

On January 23, 2007, Kaire, through its subsidiary YesRx.com, signed a Letter of Intent to acquire H&H Glass. Upon consummation of this transaction, YesRx.com will acquire 100% of H&H Glass outstanding common shares in exchange for a combination of convertible debentures plus ninety two percent (92%) of the to be issued and outstanding KAIH common shares.

This amounts to approximately a payment of approximately $8 million in common stock. In addition, as part of the transaction, all current convertible note holders have agreed to restructure their debt into zero coupon fixed rate convertible preferred shares with a two year hold on any conversions.

H&H Glass will serve as a base business for Kaire Holdings, Inc. All pharmacy operations have been discontinued. We will now be focused on providing distribution services, specifically glass packaging, globally.

Product Liability Insurance

We carry no direct product liability insurance, relying instead on the coverage maintained by our distributors and manufacturing sources from whom we obtain product. There is no assurance that this insurance will adequately cover any liability claims brought against us. There also can be no assurance that we will be able to obtain our own liability insurance (should we seek to do so) on economically feasible terms. Our failure to maintain our own liability insurance could materially adversely affect our ability to sell our products in the future. Although no product liability claims have been brought against us to date, if there were any such claims brought against us, the cost of defending against such claims and any damages paid by us in connection with such claims could have a materially adverse impact upon us, including our financial position, results of operations and cash flows.

Competition

Not Applicable (operations discontinued)

Patents, Licenses and Trademarks

Not Applicable

Royalty Agreements

Not Applicable

Government Regulations

Not Applicable

Research and Development Plan

Not Applicable

Employees

ITEM 2. Description of Property

In January 2003, Kaire entered into an operating lease agreement for the pharmacy in Fillmore, California, which served as its corporate headquarters. At the time the pharmacy facility was approximately 843 square feet with a monthly payment of $1,170. In May 2004 Kaire expanded its space to approximately 1,115 square feet, with a monthly payment of $1,520 and in March 2005 Kaire expanded its space to approximately 1,800 square feet and currently pays $2,245 a month. The lease expired in 2005 and Kaire stayed on a month to month lease. As of February 4, 2007, Kaire vacated this facility.

Kaire’s new corporate headquarters are now located in the H&H Glass’s offices located at 7700 Irvine Center Drive, Suite 870, Irvine California, 92618. H&H lease is 2,887 Square Feet and runs through 8/31/08. The rate per square foot is currently $2.20 and increases to $2.24 on September 1, 2007.

ITEM 3. Legal Proceedings

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

10. Commitments and Contingencies (continued)

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

Classic Care, Inc. and Classic Care Pharmacy administrative appeal failed. Once the appeal took place the Superior Court could no longer uphold our lack for due process claim and the DHS canceled Classic Care Pharmacy’s medical provider number. The justice department took no further action against Classic Care Pharmacy. The Company dissolved Classic Care, Inc. and Classic Care Pharmacy.

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

H.D. Smith Wholesale Drug Company - Action for breach of contact and other various causes of action

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherowitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care. H.D. Smith was seeking $430,205 plus interest. On December 30, 2004, a settlement was reached where Kaire is obligated to pay the plaintiff $50,000. The court approved of the settlement, with $10,000 due immediately (paid July 8, 2005) and the balance paid based on 12 monthly installments of $3,077 (which includes interest of 7.50%) to commence shortly thereafter. The balance owed as of December 31, 2006 was $25,692. Kaire is currently in breach under this settlement agreement.

10. Commitments and Contingencies (continued)

Litigation (continued)

McKesson Medical - Surgical Inc. v. Effective Health

On January 20, 2005, McKesson Medical-Surgical, Inc. (“Plaintiff”) filed a complaint against Effective Health, Inc., a subsidiary of Kaire, for failure to pay the principal sum of $17,466 for goods and/or services. A settlement was reached in October 2005 calling for Effective Health to pay $2,000 upon execution and $1,300 a month until the balance is paid off. The balance owed as of December 31, 2005 was $10,401. The balance owed as of December 31, 2006 was $1,375, and is included in the accompanying financial statements as a component of “Liabilities of discontinued operations - Sespe” (see Note 14).

Ventura County Superior Court, Case No. CIV234713

On June 27, 2005, Independent Pharmacy Cooperative (“IPC”) filed a complaint in the Superior Court of California, County of Ventura, Case No. CIV234713, against EHI. IPC alleged that EHI failed to pay the principal sum of $12,587 for staffing services rendered.

The parties to that action entered into a settlement and mutual release agreement in October 2005, wherein EHI agreed to pay the aggregate sum of $12,587 in accordance with structured terms spanning over approximately eight (8) months. Although most of that sum has been paid, EHI defaulted and, on or about October 5, 2006, IPC obtained a default judgment against EHI for the principal sum. The balance owed as of December 31, 2006 was $5,649, and is included in the accompanying financial statements as a component of “Liabilities of discontinued operations - Sespe” (see Note 14).

Medical License

The Department of Health Services (“DHS”) denied Sespe’s application (including a subsequent appeal) for a MediCal provider number and on February 22, 2006. Sespe billed MediCal using the prior owner’s provider number pursuant through a power of attorney.  The prior owner’s number was cancelled on May 1, 2006. Going forward, Kaire focused on signing up non Medi-Cal clients. However, ramping sales up to a breakeven point was taking too long, and management decided to take Kaire in a new direction. The pharmacy’s operations were shut down on February 4, 2007.

Pharm-Aid, Inc. v. Effective Health, Inc., et al.

On October 2, 2006, Pharm-Aid, Inc. (“Pharm-Aid”) filed a complaint in the Superior Court of California, County of San Diego, Case No. GIN056019, against EHI.

Pharm-Aid alleges that EHI has failed to pay the principal sum of $25,279 for staffing services rendered. Given the fact that EHI was served on October 26, 2006, the Company’s counsel feels that they have not gathered sufficient facts in order to render an opinion as to the validity of Pharm-Aid’s claim. The Company has recorded a liability which is included in the accompanying financial statements as a component of “Liabilities of discontinued operations - Sespe” (see Note 14).

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 2006.

ITEM 4. Submission of Matters to a Vote of Securities Holders

On January 31, 2007, the Board of Directors of YesRx.com, Inc. (“YRX”), approved the purchase by YRX by to acquire H&H Glass in a reverse triangular acquisition whereby YRX acquires 100% of H&H Glass in exchange of approximately 85% of KAIH’s stock.

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

	High	Low
Year ended December 31, 2005
First quarter	$ 0.07	$ 0.04
Second quarter	$ 0.04	$ 0.02
Third quarter	$ 0.03	$ 0.02
Fourth quarter	$ 0.03	$ 0.01
Year ended December 31, 2006
First quarter	$ 0.03	$ 0.02
Second quarter	$ 0.029	$ 0.007
Third quarter	$ 0.018	$ 0.004
Fourth quarter	$ 0.012	$ 0.006
Year ended December 31, 2006
First Quarter	$0.024	$0.007

As of March 31, 2007, there were approximately 821 registered shareholders of KAIH’s Common Stock with 42,616,806 shares issues and outstanding.

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

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

Our general operating plan up until December 31, 2006 was focused on delivering specialized programs and services targeted areas within the senior and chronic health care market. However, the loss of our Medi-Cal provider number and the inability to ramp up non medical business to a level that would sustain a publicly traded entity, we decided that in 2007 we needed to change the direction of the business. Therefore, in 2007 we have done the following to date:

•
On January 23, 2007, Kaire Holdings, Inc., through its subsidiary YesRx.com, acquired H&H Glass, an Illinois corporation which was formed in 1989 and distributes Asian glass to North America. In fiscal year December 31, 2005, H&H Glass had net revenues of approximately $13.5 million and net earnings of approximately $0.5 million.

•	On February 4, 2007, Kaire Holdings, Inc. discontinued its pharmacy business and voluntarily terminated its Effective Health, Inc. subsidiary.

•	On February 21, 2007, Kaire Holdings, Inc., appointed two members to its Board of Directors who have the credentials to guide Kaire Holdings, Inc. in its new direction.

Based on the above three factors, management will be proceeding with the following plan:

Short Term

•	Continue growing revenue and profits through the existing business;

•	Expand the current business model to include other areas that fall within our distribution expertise;

Long Term

•	Once our business model is in place and successful, use it to attract other successful China companies as acquisition candidates.

Concerning working capital, historically our revenues have been insufficient to cover the cost of running Kaire Holdings operations and pay its non-operational costs. However as of February 4, 2007, the pharmacy operation was shut down and all costs related to that operation were also discontinued. We estimated that an additional $250,000 in funds would be needed to carry us through the year end audit and the first quarter at which time the acquisition should be in place. Two promissory notes were issued on February 15, 2007 for an aggregate of $250,000 to cover those needs.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue:

Revenue is part of discontinued operations which are discussed below.

Cost of Goods Sold:

Cost of goods sold is part of discontinued operation which are discussed below.

Gross Profit:

Gross profit is part of discontinued operation which are discussed below.

Operating Expenses:

The pharmacy’s operating expenses are part of discontinued operations and will be shown below.

Operating expenses for the period ending December 31, 2006 was $522,854 compared to $728,723 for the same period in 2005, or a decrease of $205,869 (28.3%). The decrease in operating expenses was mostly attributable to decreases in the following: 1) general administration of $25,169 (5.8%) and 2) Salaries and related expenses of $180,700 (61.9%).

Other Income (Expense):

Interest expense for the period ending December 31, 2006 was $168,433 compared to $160,703 for the same period in 2005, for an increase of $7,730 (4.8%). Gain from the change in warrant liability for the periods ending December 31, 2006 and 2005 was $211,243 and $105,771 respectively for a gain of $105,472 (99.7%). This gain was a result of a decrease in the valuation of the warrant liability. Derivative liability expense for the periods ending December 31, 2006 and 2005 was $101,797 and $510,143 for a decrease of $408,346 (80.0%). This decrease in expense was a result of an increase in the valuation of the derivative liability. . Accretion of convertible debt discount expense for the periods ending December 31, 2006 and 2005 was $474,325 and 455,249 respectively for an increase of $19,076 (4.2%). The increase is a result of the issuance of additional debt during this period. Debt issuance costs for the period ending December 31, 2006 and 2005 was $37,423 and $42,638 respectively for a decrease of $5,215 (12.2%) which is a result of the costs associated with the issuance of additional debt subsequent to June 30, 2005.

Discontinued Operations:

Classic Care:

Income from Classic Care discontinued operations for the year ended December 31, 2006 was $146,411 as compared to $nil for the same period in 2005. The increase is a result of the write-off of liabilities over four years old.

Sespe Pharmacy (Effective Health, Inc.):

Revenue

Net revenue from Sespe Pharmacy discontinued operations for the year ended December 31, 2006 was $468,197 as compared to $1,252,958 for the same period in 2005, or a decrease of $787,761 (62.6%). The decrease in sales is a result of the pharmacy’s Medi-Cal provider number being turned off around May 1, 2006 and the loss of business from a major client.

Cost of Goods Sold

Cost of goods sold from Sespe Pharmacy discontinued operations for the year ended December 31, 2006 was $323,882 as compared to $900,983 for the same period in 2005, or a decrease of $577,101 (64.1%). This decrease is a direct result of the fall in sales.

Gross Profit:

Gross Profit from Sespe Pharmacy discontinued operations for the year ended December 31, 2006 was $144,315 as compared to $351,975 for the same period in 2005, or a decrease of $207,660 (59.0%). The gross profit percentage from discontinued operations for the year ended December 31, 2006 was 30.8% as compared to 28.1% for the same period in 2005, or a decrease of 2.7%. This small decrease in gross margin percentage is a result of the product mix.

Operating Expenses:

Operating expenses from Sespe Pharmacy discontinued operations for the period ending December 31, 2006 were $492,765 compared to $691,214 for the same period in 2005, or a decrease of $198,449 (28.7%). The decrease in operating expenses was mostly attributable to the following: 1) an increase in General and Administrative expense of $60,139 (17.8%), 2) a decrease in Rent of $1,325 (4.0%), 3) an increase in shipping expense of $1,541 (94.7%), and 4) a decrease in Salaries and related expenses of $258,804 (80.0%).

Other Expense:

Other expenses from Sespe Pharmacy discontinued operations for the period ending December 31, 2006 were $41,545 compared to $29,199 for the same period in 2005, or an increase of $12,346 (42.3%). This was primarily attributable to an $18,087 write-off of assets abandoned in the discontinuation of operations (no equivalent expense in 2005), offset by a decrease in depreciation expense of $5,741 (19.7%).

Federal Income Tax

No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through December 31, 2006, the Company incurred a net operating loss for tax purposes of approximately $1,313,551. The net operating loss carry forward may be used to reduce taxable income through the year 2014. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years

The decision to discontinue operations was based on our inability to adequately grow revenues through none Medi-Cal clients. That being the case, we decided to change business directions in 2007 in an industry that had less road block. That decision resulted in the acquisition of H&H Glass by our YesRx.com subsidiary.

Liquidity and Capital Losses

Cash flow used in operations for the period ending December 31, 2006 amounted to $210,792, which mainly consisted of the net loss for the twelve months ending December 31, 2006 of $1,313,551 plus 1) the gain from change in warrant liability of $221,243 and 2) the gain from discontinued operations - Classic Care of $146,411 offset by the following: 1) accretion of convertible debt discount of $474,325, 2) loss from change in derivative liability of $101,797, 3) warrants issued for consulting expense of $222,606, 4) common stock issued for payment of interest of $14,977, 5) common stock issued for professional services of $139,659, 6) loss from discontinued operations - Sespe of $146,545, 7) amortization of deferred financing costs of $37,423, 8) increase in accrued interest on convertible notes of $153,456, 9) increase in accounts payable and accrued expenses of $65,644, and 10) increase in liabilities of discontinued operations - Sespe of $103,981.

No cash was used in investing activities for the period ending December 31, 2006.

Net cash generated from financing activities for the period ending December 31, 2006 was $210,792 which consisted primarily of the following: 1) proceeds from notes payable - shareholder of $45,930 and proceeds from convertible notes payable of $200,000, offset by payments on notes payable - shareholders of $32,125 and an increase in deferred financing costs of $3,013 associated with the funding received during the period ended December 31, 2006.
On December 31, 2006 the Company had total assets of $6,906 compared to $41,317 on December 31, 2005, a decrease of $34,411 or 83.3%. The Company had a total stockholder's deficit of $5,014,791 on December 31, 2006, compared to a stockholders deficit of $3,855,876 on December 31, 2005, an increase of $1,158,915 or 30.1%. As of December 3, 2006 the Company's working capital position decreased by $1,158,915 (30.1%) from a working capital deficit of $3,855,976 at December 31, 2005 to a working capital deficit of $5,014,791 at December 31, 2006. This result was attributed primarily to increases in 1) convertible notes of $573,369 (41.7%), 2) warrant liability of $11,363 (9.0%), 3) derivative liability of $202,753 (13.5%), 4) accrued interest on notes of $153,456 (48.1%), 5) advances from shareholder of $13,804 (16.2%), 6) increase in liabilities from discontinued operations - Sespe of $250,526 (339.9%) 7) a decrease in deferred financing costs of $34,411 (83.3%) and 8) an increase in accounts payable and accrued expenses of $65,644 (24.4%) , offset by a decrease in liabilities of discontinued operations - Classic Care of $146,411 (100%).

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs. The following is a discussion of future cash requirements.

Estimated future cash requirements

We estimated that an additional $250,000 in funds would be needed to carry us through the year end audit and the first quarter at which time the acquisition should be in place. Two promissory notes were issued on February 15, 2007 for an aggregate of $250,000 to cover those needs. The acquired company H&H Glass is profitable and has a positive cash flow.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $1,313,551 and $2,160,123 for the years ended December 31, 2006 and 2005, respectively. The Company also had a net working deficit of $5,014,791 and $3,855,876 for the years ended December 31, 2006 and 2005 respectively. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company’s reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions. On March 29, 2005, Kaire issued a $125,000, 8% interest per annum, one-year convertible note to the Longview Fund LP. On June 23, 2005, Kaire issued three two-year convertible notes for an aggregate of a $350,000, 8% interest per annum, to the following: 1) $100,000 to the Longview Fund LP., 2) $175,000 to the Longview Equity Fund LP, and 3) $75,000 to the Longview International Equity Fund, LP. On December 13, 2005 Kaire issued a $150,000, 12% interest per annum, two-year convertible note to the Longview Fund LP. Kaire also issued the following: 1) On March 13, 2006 Kaire issued a $100,000, 12% interest per annum, two-year convertible note to the Longview Fund LP, and 2) On April 11, 2006 Kaire issued a $100,000, 12% interest per annum, two-year convertible note to the Longview Fund LP.

Subsequent to December 31, 2006, Kaire issued two promissory notes, 8% interest per annum on February 16, 2007 to the following: 1) $200,000 to the Longview Fund LP, and 2) $50,000 to Naccarato & Associates. These notes mature on October 1, 2007.

Kaire is also in the process of being acquired by H&H Glass, an Illinois Corporation through a reverse merger with Kaire’s wholly-owned subsidiary, YesRx.com.

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

Item 8B. Other Information.

N/A

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company has a sole director and executive officer, and his age and position with the Company as of December 31, 2006 is as follows:


Name	Age	Office	Since
Steven R. Westlund	59	Chairman and CEO	1995
Randall Jones *	52	Chief Financial Officer	June 2004

Randall Jones was Terminated as Chief Financial Officer as of April 9, 2007. Mr. Westlund will act as temporary CFO until a replacement is found.
                <BTB>
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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with..

Code of Ethics for the Chief Executive Officer and the Principal Financial Officer

On September 7, 2004, the sole Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and the Principal Financial Officer, which was included as exhibit 14.1 with the December 31, 2004 Form 10KSB.

ITEM 10. Executive Compensation

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended December 31, 2006, 2005 and 2004, respectively, to the Company’s sole officer, Steve Westlund during such periods.

Summary Compensation Table
Executive Compensation:

Payouts	Annual Compensation				Long Term Compensation Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR (#)	LTIP Payouts ($)	All Other Compensation ($)
Steve Westlund CEO	2006	111K				0
	2005	100K				12,000,000
	2004	100K				0
Randall Jones, CFO *	2006	$0		$84K		0
	2005	$0		$58K		0

* Randall Jones was terminated as Chief Financial Officer as off April 9, 2007. Mr. Westlund will act as temporary CFO until a replacement is found.

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

During 2006, Mr. Westlund was paid $27,625 in cash, with the remaining $83,625 of compensation being accrued.

During 2005 Mr. Jones received 1,000,000 shares of the Company’s common stock which paid the $50,000 of accrued but unpaid fees for the year 2005 and Mr. Jones also received $8,500 of compensation in cash.

During 2006 Mr. Jones received 3,600,000 shares of the Company’s common stock valued at $61,200 which paid a portion of his fees for the year 2006.

Options/SAR Grants in the Last Fiscal Year

Name	Number of Securities Underlying Options/SARS Granted	% of Total Options/SARS Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date
Steven R. Westlund	0		$0

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of December 31, 2006 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock and (ii) KAIH's sole director and executive officer, and (iii) all officers and directors of KAIH as a group.

	Shares beneficially owned
	Number of shares	Percentage of class (2)
Steve Westlund 552 Sespe Avenue, Suite D Fillmore, CA 93015	1,664,000	3.8%

Alpha Capital Aktiengesellschaft (3) Pradafant 9490 Furstentums Vaduz, Liechtenstein	52,456,944 (8)	55.2%

Longview Fund, LP (4) 600 Montgomery Street 44th floor San Francisco, CA 94111	143,672,877 (9)	77.1%

Longview Equity Fund, LP (5) 600 Montgomery Street 44th floor San Francisco, CA 94111	20,416,000 (10)	32.4%

Longview Int’l Equity Fund, LP (6) 600 Montgomery Street 44th floor San Francisco, CA 94111	8,750,000 (11)	17.0%

Bi Coastal Consulting Group (7) 25 Longview Court Hillsborough, CA 94010	3,833,333	8.3%

Officers and Directors as a group	1,664,000	3.8%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Percentage based on 42,616,806 shares of common stock outstanding as of December 31, 2006, plus shares underlying each shareholder’s convertible note and warrants.

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

(8) Concerning Alpha Capital Aktiengesellschaft: $505,125 in existing convertible debentures using an estimated conversion price of $0.01 plus 1,944,444 warrants, i.e. 50,512,500 shares underlying the convertible notes plus 1,944,444 warrants.

(9) Concerning Longview Fund, LP: $1,396,451 in existing convertible debentures using an estimated conversion price of $0.01 plus 4,027,777 warrants, i.e. 139,645,100 shares underlying the convertible notes plus 4,027,777 warrants.

(10) Concerning Longview Equity Fund, LP: $175,000 in existing convertible debentures using an estimated conversion price of $0.01 plus 2,916,000 warrants, i.e. 17,500,000 shares underlying the convertible notes plus 2,916,000 warrants.

(11) Concerning Longview International Equity Fund, LP: $75,000 in existing Convertible Debentures using an estimated conversion price of $0.01 plus 1,250,000 warrants, i.e. 7,500,000 shares underlying the convertible notes plus 1,250,000 warrants.

ITEM 12. Certain Relationships and Related Transaction

Source One Group

The Company’s chief financial officer served as the chief financial officer of Dalrada Financial Corporation (Dalrada) until May 5, 2006, when he resigned from that position. Dalrada, through its subsidiary Source One Group (“SOG”), operates a professional employment organization. SOG provided services for the Company as its professional employment organization. The Company entered into an Employment Services Agreement with SOG, pursuant to which SOG agreed to render professional employment and related services to the Company for a fee. The Company terminated its contract with SOG in January 2006. The Company paid fees to SOG totaling $281 and $13,046 for the years ended December 31, 2006 and 2005, respectively. The fees charged by SOG to the Company were at the prevailing rate that SOG charges others.

ITEM 13. Exhibits, List and Reports in Form 8-K

(a)	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)( Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K
February 1, 2006	Items 1.01: reporting the issuance of convertible debentures in 2005.
April 17, 2006	Items 4.02 and 7: Restatement of 12-31-04 audited Financial Statements
February 5, 2007	Items 4.01 and 9.01: Change in registered certified accountant
February 6, 2007	Items 2.01 and 9.01: Acquisition of H&H Glass by YesRx.com
February 23, 2007	Items 5.01 and 9.01: Appointment of two new Directors

ITEM 14. Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, PMB Helin Donovan, LLP:

	For the Year Ended December 31,
	2006	2005
Audit Fees	$ 53,165	$ 45,000
Audit-Related Fees	$ 30,406	$ 20,094
Tax Fees	$0	$0
All Other Fees	$ 9,548	$20 ,000
Total Fees	$93,119	$85,094

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

Dated: April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven R. Westlund     April 16, 2007
Steven R. Westlund Chief Executive Officer,
Principal Financial Officer and Director

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
for the Years Ended
December 31, 2006 and 2005

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
for the Years Ended
December 31, 2006 and 2005

C O N T E N T S

Report of Independent Registered Public Accountants	F1

Consolidated Balance Sheets	F2

Consolidated Statements of Operations	F3

Consolidated Statements of Stockholders’ Equity	F4

Consolidated Statements of Cash Flows	F5 -F 6

Notes to Consolidated Financial Statements	F7 -F 37

Report of Independent Registered Public Accountants

To the stockholders and Board of Directors of
Kaire Holdings Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Kaire Holdings, Inc., a Delaware Corporation, as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for each of the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kaire Holdings, Inc., as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company experienced a significant net loss in the years ending December 31, 2006 and 2005, with losses incurred subsequently, and generated negative cash flows from operating activities and as of December 31, 2006, has an accumulated deficit of $45,196,639 and a working capital deficit of $5,014,791. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. In the event additional funds are raised, continuation of the business thereafter is dependent upon the ability of the Company to achieve sufficient cash flow. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

/s/PMB Helin Donovan LLP
San Francisco, California
March 30, 2007

F1

Kaire Holdings Incorporated
And Subsidiaries
Consolidated Balance Sheets
As of December 31, 2006 and 2005

	2006	2005
ASSETS

Deferred financing costs (net of amortization)	$6,906	$41,317

Total Assets	$6,906	$41,317

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$334,767	$269,123
Advances from shareholders	99,266	85,462
Notes payable - related parties	6,021	6,021
Convertible notes	1,946,939	1,373,570
Derivative liability	1,700,412	1,497,659
Warrant liability	137,458	126,095
Accrued interest - convertible notes	472,594	319,138
Net liabilities of discontinued operations (Classic Care)	-	146,411
Net liabilities of discontinued operations (Sespe)	324,240	73,714
Total Current Liabilities	5,021,697	3,897,193

Total Liabilities	5,021,697	3,897,193

Stockholders’ Deficit
Common stock, $0.001 par value, 900,000,000 shares
authorized; 42,616,806 and 35,453,897 shares issued
and outstanding in 2006 and 2005, respectively	42,617	35,454
Additional paid in capital	40,139,231	39,991,758
Accumulated deficit	(45,196,639)	(43,883,088)

Total Stockholders’ Deficit	(5,014,791)	(3,855,876)

Total Liabilities and Stockholders’ Deficit	$6,906	$41,317

F2

Kaire Holdings Incorporated
And Subsidiaries
Consolidated Statements Of Operations
For The Years Ended December 31, 2006 and 2005

	2006	2005

Net revenues	$-	$-
Cost of goods sold	-	-

Gross Profit	-	-

Operating Expenses
Salaries and related expenses	111,250	291,950
General and administrative	411,604	436,773

Total Operating Expenses	522,854	728,723

Loss from Operations	(522,854)	(728,723)

Other Income (Expense)
Interest expense	(168,433)	(160,703)
Gain from change in warrant liability	211,243	105,771
Gain/(loss) from change in derivative liability	(101,797)	(510,143)
Other income	21,091	-
Accretion of convertible debt discount	(474,325)	(455,249)
Debt issuance costs	(37,423)	(42,638)

Total Other Income (Expense)	(549,644)	(1,062,962)

Loss from continuing operations before income taxes	(1,072,498)	(1,791,685)

Provision for income taxes	-	-

Net loss from continuing operations	(1,072,498)	(1,791,685)

Discontinued Operations
Income from discontinued operations (Classic
Care) - gain from extinguishment of debt	146,411	-
Loss from discontinued operations (Sespe)	(387,464)	(368,438)

Loss from Discontinued Operations	(241,053)	(368,438)

Net Loss	$(1,313,551)	$(2,160,123)

Loss per weighted average share of
common stock outstanding (basic and diluted)
From continuing operations	$(0.03)	$(0.05)
From discontinued operations	0.00	(0.01)
Total loss per share (basic and diluted)	$(0.03)	$(0.06)

Weighted-average shares outstanding (basic and diluted)	40,794,276	33,727,387

F3

Kaire Holdings Incorporated
And Subsidiaries
Consolidated Statements Of Shareholders' Equity
For The Years Ended December 31, 2006 and 2005

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2004, as restated	30,877,252	$30,878	$39,639,356	$(41,722,965)	$(2,052,731)

Issued for professional services and compensation	3,000,000	3,000	147,000	-	150,000

Issued for conversion of convertible interest	1,576,645	1,576	13,402	-	14,978

Warrants issued to officer	-	-	192,000	-	192,000

Net loss	-	-	-	(2,160,123)	(2,160,123)

Balance, December 31, 2005	35,453,897	$35,454	$39,991,758	$(43,883,088)	$(3,855,876)

Issued for professional services and compensation	5,586,364	5,586	134,073	-	139,659

Issued for conversion of convertible interest	1,576,545	1,577	13,400	-	14,977

Net loss	-	-	-	(1,313,551)	(1,313,551)

Balance, December 31, 2006	42,616,806	$42,617	$40,139,231	$(45,196,639)	$(5,014,791)

F4

Kaire Holdings Incorporated
And Subsidiaries
Consolidated Statements Of Cash Flows
For The Years Ended December 31, 2006 and 2005

	2006	2005
Increase (decrease) in cash and cash equivalents:
Net loss	$(1,313,551)	$(2,160,123)
Adjustments to reconcile net loss to net cash used
in operating activities:
Accretion of convertible debt discount	474,325	455,249
Loss from change in derivative liability	101,797	510,143
Gain from change in warrant liability	(211,243)	(105,771)
Non-cash interest associated with derivative liabilities	-	23,317
Compensation expense related to warrants granted to officer	-	192,000
Consulting expense related to warrants granted	222,606	-
Common stock issued for payment of interest	14,977	14,977
Common stock issued for professional services and compensation	139,659	150,000
Gain from discontinued operations (Classic Care)	(146,411)	-
Loss from discontinued operations (Sespe)	146,545	84,190
Amortization of deferred financing costs	37,423	42,638
Changes in operating assets and liabilities:
Increase in accrued interest on convertible notes	153,456	111,834
Increase in accounts payable and accrued expenses	65,644	107,026
Increase in liabilities of discontinued (Sespe)	103,981	17,386
Net cash used in operating activities	(210,792)	(557,134)

Cash flow from investing activities:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flow from financing activities:
Proceeds from notes payable - shareholders	45,930	31,756
Payments on notes payable - shareholders	(32,125)	(10,000)
Payments on loans	-	(49,000)
Proceeds from convertible notes payable	200,000	625,000
Increase in deferred financing costs	(3,013)	(40,622)
Net cash generated by financing activities	210,792	557,134

Net increase in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at end of period	$-	$-

(continued)

F5

Kaire Holdings Incorporated
And Subsidiaries
Consolidated Statements Of Cash Flows (Continued)
For The Years Ended December 31, 2006 and 2005

	2006	2005

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$-	$12,574
Taxes	$2,400	$-

During the year ended December 30, 2006, the Company entered into the following non-cash transactions:
•	Issued 1,576,545 shares of common stock for the payment of interest on a convertible note, valued at $14,977;
•	Issued 5,586,364 shares of common stock for professional services valued at $139,659;
•	Issued a warrant to purchase 12,000,000 shares of the Company's common stock in exchange for professional services valued at $222,606.

During the year ended December 30, 2005, the Company entered into the following non-cash transactions:
•	Issued 3,000,000 shares of common stock for professional services valued at $150,000;
•	Issued 1,576,545 shares of common stock for the payment of interest on a convertible note, valued at $14,977.

F6

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

1. Summary of Significant Accounting Policies

Organization and Line of Business

Kaire Holdings Incorporated (“Kaire” or “the Company”), a Delaware corporation, was incorporated on June 2, 1986. Effective February 3, 1998, Kaire changed its name to Kaire Holdings Incorporated from Interactive Medical Technologies, Ltd. In November 2002, the Company, through its subsidiary Effective Health, Inc., purchased certain assets of Sespe Pharmacy, a privately-held company located in Fillmore, California. The asset acquisition was concluded on January 26, 2003.

On January 23, 2007, Kaire Holdings Corporation and its wholly-owned subsidiary YesRx.com executed a Letter of Intent whereby YesRx.com will acquire all of the outstanding stock of H&H Glass Corporation, an Illinois corporation. As part of its change in business direction, on February 4, 2007, Kaire Holdings discontinued its pharmacy business, and Effective Health, Inc. has been voluntarily shut down.

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

F7

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

For the year ended December 31, 2006, gross revenues of discontinued operations (Sespe) were $537,568 less approximately $69,477 of contractual adjustments based on reimbursement contracts, resulting in net third-party contract revenues of approximately $468,091.

For the year ended December 31, 2005, gross revenues of discontinued operations (Sespe) were $1,587,341 less approximately $358,673 of contractual adjustments based on reimbursement contracts, resulting in net third-party contract revenues of approximately $1,228,668.

All revenues of Sespe Pharmacy are reported in the accompanying financial statements as components of “Net loss from discontinued operations (Sespe)” (see Note 14).

F8

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

Inventory

Inventory consists primarily of pharmaceuticals and health care products and is stated at the lower of cost or market on a first-in-first-out basis. Inventory is reported in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” (see Note 14).

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

Property and equipment are reported in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” (see Note 14).

F9

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

F10

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of December 31, 2006, the estimated fair value of the Company’s derivative liability was $1,700,412, as well as a warrant liability of $137,458. As of December 31, 2005, the estimated fair value of the Company’s derivative liability was $1,497,659, as well as a warrant liability of $126,095. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative asset. In valuing the debt features at December 31, 2005, the Company used the closing price of $0.025 and the respective conversion and exercise prices for the warrants. For the year ended December 31, 2006, there was a decrease in the market value of the Company’s common stock to $0.010 from $0.025 at December 31, 2005.

Deferred Financing Costs

Costs relating to obtaining debt financing are capitalized and amortized over the term of the related debt using the effective interest method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation. The reclassifications did not have any impact on previously reported results from operations or shareholders’ deficit.

Stock-Based Compensation

Effective January 1, 2005, the Company has adopted the fair value based method of accounting prescribed in Financial Accounting Standards Board Statement No. 123R (Accounting for Stock-Based Compensation) for its employee stock option plans.

F11

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

1. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Specifically, the Company adopted SFAS No. 123R using the “prospective method” This statement replaced FAS-123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS-95, Statement of Cash Flows. FAS-123R requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or cancelled after that date. The scope of FAS-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. All employee stock option grants made since the beginning of fiscal 2005 have been expensed over the related stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2005, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. The Company did not have any unvested employee stock options or warrants outstanding as of December 31, 2006.

The Company issued a warrant to purchase 12,000,000 shares of the Company’s common stock to a consultant during the year ended December 31, 2006, which had an estimated aggregate fair value of $222,606, and was immediately vested. The warrant is a five year warrant with an exercise price of $0.05 per share.

The Company issued a warrant to purchase 12,000,000 shares of the Company’s common stock to its Chairman and CEO, Steve Westlund, during the year ended December 31, 2005, which had an estimated aggregate fair value of $192,000, and was immediately vested. The warrant is a five year warrant with an exercise price of $0.05 per share.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the years ended December 31, 2006 and 2005, comprehensive loss is equivalent to the Company’s net loss.

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. There were no advertising and marketing costs for the years ended December 31, 2006 and 2005.

F12

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

Recent Accounting Pronouncements

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

SFAS 154 replaces APB Opinion No. 20 and SFAS 3 and became effective in the first quarter of 2006. The standard introduces a new requirement to retrospectively apply accounting principle changes to prior years’ comparative financial statements as if the Company had always applied the newly adopted accounting principle. Changes in depreciation, amortization and depletion methods previously considered a change in accounting principle are now considered a change in estimate under SFAS 154, requiring prospective adoption. New pronouncements may contain specific implementation guidance which would supersede the requirements of SFAS 154. The adoption of SFAS 154 did not have an impact on the consolidated financial statements included herein.

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

F13

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. Companies are required to apply SFAS No. 156 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 156 will have a material effect on its unaudited condensed consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective on the Company beginning July 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which applies to all plan sponsors who offer defined benefit postretirement plans. SFAS No. 158 requires recognition of the funded status of a defined benefit postretirement plan in the statement of financial position and expanded disclosures in the notes to financial statements. The Company adopted this provision for the year ended December 31, 2006 and the adoption did not have a material impact on its consolidated financial position. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the plan sponsor’s fiscal year end. The Company is required to adopt the measurement provision of SFAS No. 158 for its fiscal year ending December 31, 2008. The Company is in the process of evaluating the impact of the measurement provision of SFAS No. 158 on its 2008 consolidated financial position, operations and cash flows. The Company is currently assessing the potential impact that the adoption of SFAS 158 will have on its financial statements; however, the impact is not expected to be material.

F14

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes.  The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.”  If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed.  The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006.  The Company currently does not show sales tax billed to its customers on the income statement but records the same as a liability.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. The Company is currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

F15

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $1,313,551 and $2,160,123 for the years ended December 31, 2006 and 2005, respectively. The Company also had a net working deficit of $5,014,791 and $3,855,876 for the years ended December 31, 2006 and 2005 respectively. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company’s reliance on equity and debt financing will continue, and the Company will continue to seek to enter into strategic acquisitions. On March 29, 2005, Kaire issued a $125,000, 8% interest per annum, one-year convertible note to the Longview Fund LP. On June 23, 2005, Kaire issued three two-year convertible notes for an aggregate of a $350,000, 8% interest per annum, to the following: 1) $100,000 to the Longview Fund LP., $175,000 to the Longview Equity Fund LP, and 3) $75,000 to the Longview International Equity Fund, LP. On December 13, 2005 Kaire issued a $150,000, 12% interest per annum, two-year convertible note to the Longview Fund LP. Kaire also issued the following: 1) On March 13, 2006 Kaire issued a $100,000, 12% interest per annum, two-year convertible note to the Longview Fund LP, and 2) On April 11, 2006 Kaire issued a $100,000, 12% interest per annum, two-year convertible note to the Longview Fund LP.

Subsequent to December 31, 2006, Kaire issued two promissory notes, 8% interest per annum on February 16, 2007 to the following: 1) $200,000 to the Longview Fund LP, and 2) $50,000 to Naccarato & Associates. These notes mature on October 1, 2007.

Kaire is also in the process of being acquired by H&H Glass, an Illinois Corporation through a reverse merger with Kaire’s wholly-owned subsidiary, YesRx.com.

F16

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

3. Accounts Receivable - Trade

In 2006 and 2005, approximately 70% and 89% of net revenues from discontinued operations were derived under federal, state and third-party insurance reimbursement programs. For the three- and twelve-month periods ending December 31, 2006 the breakout is as follows:

	December 31, 2006
	Three Months	Twelve Months
Medi-Cal	0.0%	26.29%
Medi-Care	0.0%	0.00%
Private Party	100.0%	43.18%
Other third-parties	0.0%	30.53%

For the three- and twelve-month periods ending December 31, 2005 the breakout is as follows:

	December 31, 2005
	Three Months	Twelve Months
Medi-Cal	56.8%	68.3%
Medi-Care	1.3%	1.4%
Private Party	19.0%	10.0%
Other third-parties	22.9%	20.3%

These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any would not be material to the financial position, results of operations or cash flows of the Company.

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts. The Company bases this estimate on historical collection experience and a review of the current status of trade accounts receivable. The Company determined that a $160,000 allowance for doubtful accounts was needed as of December 31, 2006, and a $55,000 allowance for doubtful accounts was needed as of 31, 2005.

Accounts receivable, net of Reserve for doubtful accounts, are reported as components of “Liabilities of discontinued operations (Sespe)” in the accompanying financial statements (see Note 14).

F17

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

4. Convertible Notes Payable

During the year ended December 31, 2006, 2005, 2004 and 2003, the Company issued convertible notes to third parties. As part of the several of the financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

Date of Note	Amount of Notes	Conversion Price(1)	Term of Note
December 12, 2003 (2)	$676,576	$ 0.04 or 70%	3 years
May 3, 2004	650,000	$ 0.09 or 85%	3 years
March 29, 2005	125,000	$ 0.04 or 85%	1 year
June 23, 2005	350,000	$ 0.03 or 80%	2 years
December 13, 2005 (2)	150,000	70%	2 years
March 13, 2006 (2)	100,000	70%	2 years
April 11, 2006 (2)	100,000	70%	2 years

Total convertible notes	2,151,576
Less unamortized bond discount	(204,637)
Net convertible notes	$1,946,939

Date of Warrants Issued	Number of Warrants	Exercise Price	Term of Warrants
May 3, 2004	1,666,667	$0.147	5 years
March 29, 2005	694,444	$0.042	5 years
March 29, 2005	3,000,000	$0.040	5 years
June 23, 2005	1,666,667	$0.040	5 years

(1)  the conversion price is the lower of the set price or the % of market closing price.
(2)  no warrants issued with this financing transaction.

The Company determined that the appropriate method of accounting for these notes is to include the entire debt as a current liability on the balance sheet, since the debt is immediately convertible at the option of the holder.

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

F18

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

4. Convertible Notes Payable (continued)

The Notes also provide for liquidated damages on the occurrence of several events. As of December 31, 2006, no liquidating damages have been incurred by the Company.

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

The debt discount is being accreted using the effective interest method over the term of the note. The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the years ended December 31, 2006 and 2005, the Company accreted $474,325 and $455,249, respectively, of debt discount related to the Notes.

Warrants Issued

The estimated fair values of the warrants at issuance were as follows:

Date of Warrants Issued	Number of Warrants	Value at Issuance	Initial Volatility Factor
May 3, 2004	1,666,667	$92,711	188%
March 29, 2005	694,444	$21,387	104%
March 29, 2005	3,000,000	$93,080	104%
June 23, 2005	1,666,667	$49,340	101%
February 28, 2006	12,000,000	$222,606	122%

These amounts have been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 5 year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. In valuing the warrants at December 31, 2005, the Company used the closing price of $0.025, the respective exercise price, the remaining term on each warrant, and a volatility of 113%. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair

F19

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

4. Convertible Notes Payable (continued)

Warrants Issued (continued)

value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at December 31, 2005, had increased to a fair value of $126,095, due in part to a decrease in the market value of the Company’s common stock to $0.025 from $0.055 at December 31, 2004 which resulted in Other Income of $105,771 on the Company’s books.

On February 28, 2006, the Company granted a five-year warrant to purchase up to 12,000,000 shares of the Company’s common stock at an exercise price of $0.05. The warrant was issued to a consultant as compensation for certain functions to be performed. The Company recorded $222,606 of consulting expense in connection with this warrant. The warrant was cancelled on January 9, 2007. The fair value of this warrant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; dividend yield of 0%; expected volatility of 153%; risk-free interest rate of 3.5%; and expected life of 5 years.

For the year ended December 31, 2006, the warrant derivative liability had increased to a value of $137,458, due to the issuance of a warrant in February 2006 with a valuation at issuance of $222,606 offset by a decrease in warrant values due to a decrease in the market value of the Company’s common stock to $0.010 from $0.025 at December 31, 2005, which resulted in an “Other Income” item of $211,243 for the year ended December 31, 2006. The Company used a closing price of $0.010, the respective exercise prices, remaining time till maturity and a 153% volatility factor.

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

F20

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. For the year ended December 31, 2005, the estimated value of the debt features increased to $1,497,659, plus the Company recorded Other Expense on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $510,143 for the year ended December 31, 2005.

For the year ended December 31, 2006, the estimated value of the debt features increased to $1,700,412, phus the Company recorded Other Expense on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $101,797 for the year ended December 31, 2006.

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

F21

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

For the year ended December 31, 2006, the Company recorded Other Expense of $101,797 and Other Income of $211,243, related to the increase in value of the debt features and decrease in value of the warrants. A tabular reconciliation of this adjustment follows:

For the year ended December 31, 2006:

$211,243	income, decrease in value of 2003, 2004, 2005 and 2006 warrant liability
(101,797)	expense, increase in value of 2003, 2004, 2005 and 2006 derivative liability
$109,446	other income related to convertible debt

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

F22

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

4. Convertible Notes Payable (continued)

Debt Features (continued)

For the year ended December 31, 2006, the Company recorded $474,325 of interest expense related to the accretion of debt related to the convertible financing.

For the year ended December 31, 2006:

$102,009	of interest expense related to accretion of 2003 convertible debt
201,536	of interest expense related to accretion of 2004 convertible debt
131,365	of interest expense related to accretion of 2005 convertible debt
39,415	of interest expense related to accretion of 2006 convertible debt
$474,325	of interest expense related to convertible debt

The balance of the carrying value of the convertible debt as of December 31, 2005 and 2006 is:

$617,775	December 31, 2004 value
300,546	original carrying value on 2005 convertible debt
455,249	accretion of convertible debt - 2005
$1,373,570	December 31, 2005 carrying value of debt

$1,373,570	December 31, 2005 value
99,044	original carrying value on 2006 convertible debt
474,325	accretion of convertible debt
$1,946,939	December 31, 2006 carrying value of debt

The balance of the carrying value of the derivative liability as of December 31, 2005 and 2006 is:

$803,552	December 31, 2004 value of derivative liability
183,965	original values of 2005 derivative liability
201,764	increase in values of 2003 derivative liability
184,050	increase in values of 2004 derivative liability
124,328	increase in values of 2005 derivative liability
$1,497,659	December 31, 2005 value of derivative liability

$1,497,659	December 31, 2005 value of derivative liability
100,956	original values of 2006 derivative liability
44,454	increase in values of 2003 derivative liability
(11,470)	increase in values of 2004 derivative liability
64,090	increase in values of 2005 derivative liability
4,723	increase in values of 2006 derivative liability
$1,700,412	December 31, 2006 value of derivative liability

F23

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

4. Convertible Notes Payable (continued)

Debt Features (continued)

The balance of the carrying value of the warrant liability as of December 31, 2005 and 2006 is:

$68,059	December 31, 2004 value of warrant liability
163,807	original carrying values of 2005 warrant liability
(50,275)	income, decrease in value of 2004 warrant liability
(55,496)	income, decrease in values of 2005 warrant liability
$126,095	December 31, 2005 value of warrant liability

$126,095	December 31, 2005 value of warrant liability
222,606	original carrying values of 2006 warrant liability
(11,302)	income, decrease in value of 2004 warrant liability
(70,038)	income, decrease in value of 2005 warrant liability
(129,903)	income, decrease in values of 2006 warrant liability
$137,458	December 31, 2006 value of warrant liability

5. Common Stock Transactions

Common stock transactions during 2006

•	The Company issued 5,586,364 shares of common stock for consulting services and compensation valued at $139,659.
•	The Company issued 1,576,645 shares of common stock for conversion of $14,977 of note interest.

Common stock transactions during 2005

•	The Company issued 3,000,000 shares of common stock for consulting services and compensation valued at $150,000.
•	The Company issued 1,576,645 shares of common stock for conversion of $14,978 of note interest.

F24

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

6. Related Party Transactions

The following transactions occurred between the Company and certain related parties:

Source One Group

The Company’s chief financial officer served as the chief financial officer of Dalrada Financial Corporation (Dalrada) until May 5, 2006, when he resigned from that position. Dalrada, through its subsidiary Source One Group (“SOG”), operates a professional employment organization. SOG provided services for the Company as its professional employment organization. The Company entered into an Employment Services Agreement with SOG, pursuant to which SOG agreed to render professional employment and related services to the Company for a fee. The Company terminated its contract with SOG in January 2006. The Company paid fees to SOG totaling $281 and $13,046 for the years ended December 31, 2006 and 2005, respectively. The fees charged by SOG to the Company were at the prevailing rate that SOG charges others.

7.  Property and Equipment

Property and equipment included in discontinued operations at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Furniture and fixtures	$85,000	$85,000
Vehicles	14,712	14,712
Computers and equipment	22,094	22,094
	121,806	121,806
Less accumulated depreciation and amortization	(103,719)	(80,260)
Total	$18,087	$41,546

Depreciation and amortization expense for the years ended December 31, 2006 and 2005, was $23,459 and $29,190, respectively.

The Company abandoned all property and equipment in the discontinuation of operations at Sespe Pharmacy and recorded $18,087 expense in connection with the disposal of these assets.

Depreciation and disposal expenses related to property and equipment are reported as Other Expenses in “Loss from discontinued operations (Sespe)” in the accompanying financial statements (see Note 14).

F25

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Accounts payable	$75,982	$56,841
Accrued professional and related fees	114,950	150,072
Accrued officer’s compensation	118,143	34,518
Accrued settlements	25,692	27,692
Total	$334,767	$269,123

Accounts payable and accrued expenses of Sespe are reported as components of “Liabilities of discontinued operations (Sespe)” in the accompanying financial statements (see Note 14) and consisted of the following:.

	2006	2005
Accounts payable	$327,963	$222,797
Accrued liabilities	1,175	1,400
Accrued payroll and related liabilities	37,340	15,646
Accrued settlements	7,024	17,400
Sales tax payable	43	107
Total	$373,545	$257,350

9. Income Taxes

Significant components of the provision for taxes based on income are as follows for the years ended December 31:

	2006	2005

Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-
Provision for income taxes	$-	$-

K26

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

9. Income Taxes (continued)

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes is as follows for the years ended December 31:

	2006		2005
	Amount	%	Amount	%

Income tax benefit at federal statutory rate	$375,374	35.0%	$627,090	35.0%

Effect of state income taxes	32,073	3.0%	71,000	4.0%

Non-deductible interest expense	(132,950)	(12.4)%	(261,374)	(14.6)%

Non-deductible compensation	(126,792)	(11.8)%	-	0.0%

Effect of discontinued operations	84,369	7.8%	128,953	7.2%

Reduction of NOL carryforward relating
to discontinued operations and expiration
NOLs for state tax purposes	(266,278)	(24.8)%	-	0.0%

Change in valuation allowance	34,204	3.2%	(565,669)	(31.6)%

Income tax provision	$-	0.0%	$-	0.0%

Significant components of the Company’s deferred tax assets and liabilities for income taxes consist of the following:

	2006	2005
Deferred tax assets
Federal net operating loss carryforwards	$8,544,471	$8,335,903
State net operating loss carryforwards	565,097	1,119,245
Allowance for doubtful accounts	-	22,484
Total deferred tax asset	9,443,428	9,477,632

Less valuation allowance	(9,443,428)	(9,477,632)

	$-	$-

K27

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
9. Income Taxes (continued)

At December 31, 2006, the Company has available approximately $8,544,471 and $565,097 in Federal and State net operating loss carryforwards available to offset future federal and state income taxes, respectively, which begin to expire in 2022.

Tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change occurred in 1999 and 2000, which will limit the utilization of the net operating losses in subsequent years.

10. Commitments and Contingencies

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

F28

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
10. Commitments and Contingencies (continued)

Litigation (continued)

Department of Health Services - Medi-Cal Action against Classic Care Pharmacy (continued)

Classic Care, Inc. and Classic Care Pharmacy administrative appeal failed. Once the appeal took place the Superior court could no longer uphold our lack for due process claim and the DHS canceled Classic Care Pharmacy’s medical provider number. The justice department took no further action against Classic Care Pharmacy. The Company dissolved Classic Care, Inc. and Classic Care Pharmacy.

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

H.D. Smith Wholesale Drug Company - Action for breach of contact and other various causes of action

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherowitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care. H.D. Smith was seeking $430,205 plus interest. On December 30, 2004, a settlement was reached where Kaire is obligated to pay the plaintiff $50,000. Kaire’s payment obligation will mature upon court approval of the settlement, with $10,000 due immediately (paid July 8, 2005) and the balance paid based on 12 monthly installments of $3,077 (which includes interest of 7.50%) to commence shortly thereafter. The balance owed as of December 31, 2006 was $25,692. Kaire is currently in breach under this settlement agreement.

McKesson Medical - Surgical Inc. v. Effective Health

On January 20, 2005, McKesson Medical-Surgical, Inc. (“Plaintiff”) filed a complaint against Effective Health, Inc., a subsidiary of Kaire, for failure to pay the principal sum of $17,466 for goods and/or services. A settlement was reached in October 2005 calling for Effective Health to pay $2,000 upon execution and $1,300 a month until the balance is paid off. The balance owed as of December 31, 2005 was $10,401. The balance owed as of December 31, 2006 was $1,375, and is included in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” (see Note 14).

F29

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

10. Commitments and Contingencies (continued)

Litigation (continued)

Ventura County Superior Court, Case No. CIV234713

On June 27, 2005, Independent Pharmacy Cooperative (“IPC”) filed a complaint in the Superior Court of California, County of Ventura, Case No. CIV234713, against EHI. IPC alleged that EHI failed to pay the principal sum of $12,587 for staffing services rendered.

The parties to that action entered into a settlement and mutual release agreement in October 2005, wherein EHI agreed to pay the aggregate sum of $12,587 in accordance with structured terms spanning over approximately eight (8) months. Although most of that sum has been paid, EHI defaulted and, on or about October 5, 2006, IPC obtained a default judgment against EHI for the principal sum. The balance owed as of December 31, 2006 was $5,649, and is included in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” (see Note 14).

Medical License

The Department of Health Services (“DHS”) denied Sespe’s application (including a subsequent appeal) for a MediCal provider number and on February 22, 2006. Sespe billed MediCal using the prior owner’s provider number pursuant through a power of attorney.  The prior owner’s number was cancelled on May 1, 2006. Going forward, Kaire focused on signing up non Medi-Cal clients. However, ramping sales up to a break-even point was taking too long and management decided to take Kaire in a new direction. The pharmacy’s operations were shut down on February 4, 2007.

Pharm-Aid, Inc. v. Effective Health, Inc., et al.

On October 2, 2006, Pharm-Aid, Inc. (“Pharm-Aid”) filed a complaint in the Superior Court of California, County of San Diego, Case No. GIN056019, against EHI.

Pharm-Aid alleges that EHI has failed to pay the principal sum of $25,279 for staffing services rendered. Given the fact that EHI was served on October 26, 2006, the Company’s counsel feels that they have not gathered sufficient facts in order to render an opinion as to the validity of Pharm-Aid’s claim. The Company has recorded a liability which is included in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” (see Note 14).

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 2006.

F30

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

10. Commitments and Contingencies (continued)

Leases

Operating leases

In January 2003, Kaire entered into an operating lease agreement for the pharmacy in Fillmore, California, which served as its corporate headquarters. At the time the pharmacy facility was approximately 843 square feet with a monthly payment of $1,170. In May 2004 Kaire expanded its space to approximately 1,115 square feet, with a monthly payment of $1,520 and in March 2005 Kaire expanded its space to approximately 1,800 square feet, with a monthly payment of $2,245 a month. The lease was to continue through the original initial lease term of five years. Kaire had options to renew the lease for two five-year periods and to purchase the facility at its estimated fair market value at any time during the lease term. However, Santa Paula Memorial Hospital, the holder of the master lease, filed for chapter 11 Bankruptcy protection, and the court rejected including the lease in bankruptcy. Kaire decided not to sign a new lease and assumed a month-to-month lease. As of February 4, 2007, Kaire has vacated this facility.

Rent expense for the years ended December 31, 2006 and 2005 was $32,092 and $33,417, respectively, and is included in the accompanying financial statements as a component of “Loss from discontinued operations (Sespe)” (see Note 14).

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

Consulting Agreements

The Company has various consulting agreements that provide for issuance of the Company’s common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants. These agreements relate primarily to raising of capital, accounting services, legal services, and professional services rendered in connection with the Company’s acquisition efforts. The Company has no amounts due under these agreements as of December 31, 2006 and 2005.

F31

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

11. Stock Options and Warrants

In January 2005, the Company adopted the provisions of SFAS Nos. 123R using the prospective method.

The Company did not grant any options to employees in 2006 or 2005. No employee stock options were outstanding or exercisable at December 31, 2006 or 2005.

Options and warrants are granted at prices that are equal to the current fair value of the Company’s common stock at the date of grant. The Company records compensation expense on options granted at prices below the current fair market value. The vesting period is usually related to the length of employment or consulting contract period.

In 2005 the Company granted warrants convertible into the Company’s common stock pursuant to the issuance of convertible debentures. The fair value of these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2006; dividend yield of 0%; expected volatility of 250%; risk-free interest rate of 5.5%; and expected life of 5 years. December 31, 2005; dividend yield of 0%; expected volatility of 250%; risk-free interest rate of 5.5%; and expected life of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted-average fair value of warrants granted during the year ended December 31, 2006 and 2005, were $0.06 and $0.06, respectively.

In February 2006, the Company granted a five-year warrant to purchase up to 12,000,000 shares of the Company’s common stock at an exercise price of $0.05. The warrant was issued to a consultant as compensation for certain functions to be performed. The Company recorded $222,606 of consulting expense in connection with this warrant. The warrant was cancelled on January 9, 2007. The fair value of this warrant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; dividend yield of 0%; expected volatility of 153%; risk-free interest rate of 3.5%; and expected life of 5 years.

F32

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

11. Stock Options and Warrants (continued)

The following table summarizes information with respect to stock warrants outstanding and exercisable at December 31, 2006:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2006	Weighted Average Exercise Price

$0.03 - $0.17	37,972,221	3.21	$0.06	37,972,221	$0.06

	37,972,221	3.21	$0.06	37,972,221	$0.06

The following table summarizes information with respect to stock warrants outstanding and exercisable at December 31, 2005:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2005	Weighted Average Exercise Price

$0.03 - $0.17	25,972,221	4.3	$0.06	25,972,221	$0.06

	25,972,221	4.3	$0.06	25,972,221	$0.06

F33

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

11. Stock Options and Warrants (continued)

The following summarizes the Company’s stock option and warrants activity:

	Warrants And Stock Options Outstanding	Weighted Average Exercise Price

Outstanding December 31, 2004	4,444,444	$0.17

Granted March 29, 2005	3,694,444	$0.04
Granted June 22, 2005	5,833,333	$0.03
Granted November 1, 2005	12,000,000	$0.05
Exercised	-	$-
Expired/Cancelled	-	$-

Outstanding December 31, 2005	25,972,221	$0.06

Granted February 28, 2006	12,000,000	$0.05
Exercised	-	$-
Expired/Cancelled	-	$-

Outstanding December 31, 2005	37,972,221	$0.06

The Company has 37,972,221 warrants outstanding as of December 31, 2006, and 25,972,221 as of December 31, 2005. The weighted exercise price of the outstanding warrants as of December 31, 2006 is $0.06. The outstanding warrants have a clause that causes the exercise price can be adjusted down by the Company upon certain Company actions. The warrants expire 5 years from the original date of grant. The Company has not repriced any warrants as of December 31, 2006.

12.  Loss per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. As of December 31, 2006 and 2005, potentially dilutive securities consist of convertible debentures convertible into 239,064,000 and 162,631,333 common shares and warrants convertible into 37,972,221 and 25,971,221 shares respectively. Earnings per share-dilutive does not include the effect of potentially dilutive securities for the years ended December 31, 2006 and 2005. The loss from operations and the net loss for the years ended December 31, 2006 and 2005 make these securities anti-dilutive.

F34

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

The net assets (liabilities) of the discontinued operations have been recorded at their estimated net realizable value under the caption “Liabilities of discontinued operations (Classic Care)” in the accompanying Balance Sheets at December 31, 2006 and 2005, and consist of the following:

	2006	2005
Accounts payable	-	(132,645)
Accrued liabilities	-	(13,766)
Total liabilities	-	(146,411)
Net assets (liabilities) of discontinued operations	$-	$(146,411)

The following is a breakdown of the operations of Classic Care discontinued operations for the years ended December 31, 2006 and 2005:

	2006	2005
Gain on write-off of liabilities	$146,411	$-
Net income	$146,411	$-

The Company obtained a legal opinion that the statute of limitations had run on the outstanding liabilities of Classic Care and wrote off the remaining liabilities during 2006. The Company believes that there are no other costs associated with the cessation of activities for Classic Care.

F35

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

14. Discontinued Operations - Sespe Pharmacy (Effective Health, Inc.)

In November 2002, the Company, through its subsidiary Effective Health, Inc., purchased certain assets of Sespe Pharmacy, a privately-held company located in Fillmore, California. The asset acquisition was concluded on January 26, 2003. In February 2007, the Company decided to voluntarily dissolve Sespe Pharmacy. The Company ceased all operations of Sespe effective February 4, 2007. The results of operations of Sespe have been reported separately as discontinued operations. For financial reporting purposes, the assets and liabilities of Sespe have been classified in the accompanying Balance Sheets as of December 31, 2006 and 2005, under “Liabilities of discontinued operations (Sespe)” and comprise the following:

	2006	2005
Assets:
Cash	$43	$-
Accounts receivable	7,168	95,854
Inventory	46,454	67,705
Property and equipment, net	-	41,546
Total assets	$53,665	$205,105

Liabilities:
Bank overdraft	$-	$(4,634)
Accounts payable and accrued expenses	(373,545)	(257,350)
Note payable - related party	(4,360)	(4,360)
Note payable - shareholder	-	(12,475)
Total liabilities	$(377,905)	$(278,819)

Net Assets (liabilities) of Discontinued Operations	$(324,240)	$(73,714)

The following is a breakdown of the operations of Sespe Pharmacy discontinued operations for the years ended December 31, 2006 and 2005:

	2006	2005
Revenues	$468,197	$1,252,958
Cost of sales	(323,882)	(900,983)
Operating expenses	(492,765)	(691,214)
Other income	2,532	-
Other expense	(41,545)	(29,199)
Net loss	$(387,463)	$(368,438)

F36

Kaire Holdings Incorporated
And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

15. Subsequent Events

Merger with H&H Glass Corporation

On January 23, 2007, Kaire Holdings Corporation’s and its wholly owned subsidiary YesRx.com executed a Letter of Intent whereby YesRx.com will acquire all of the outstanding Stock of H&H Glass Corporation, an Illinois corporation. The terms of the acquisition includes the issuance of approximately $8 million in the common stock of the Company. In addition, as part of the transaction, all current convertible note holders have agreed to restructure their debt into zero coupon fixed rate convertible preferred shares with a two year hold on any conversions.

Appointment of New Directors

Allen Lin, President of H&H Glass Corporation, and Bill Gresher, Chief Financial Officer of The Mexmil Company, were appointed as directors of the company.

Departure of Chief Financial Officer

In April 2007, Randall Jones was terminated as Chief Financial Officer. The Company’s Chief Executive Officer will act as temporary CFO until a replacement is found.

F37