Form 10-Q
period 2007-05-21
KAIRE HOLDINGS INC
filed 2007-05-21
CIK 822997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

                                                     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                                                                          For the quarterly period ended March 31, 2007

                                                         OR

                                                      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                                                    For the transition period from _______________ to _______________

Commission file number 0-21384

KAIRE HOLDINGS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	8980	13-3367421
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number )	Identification No.)

7700 Irvine Center Drive, suite 870, Irvine, California	92608
(Address of principal executive offices)	(Zip code)

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

Class of Common Stock    Outstanding at May 21, 2007
                                      $.001 par value          42,616,806 shares

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No [X]

Transitional Small Business Disclosure Format Yes   No X

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
for the Three Months Ended
March 31, 2007

C O N T E N T S

Consolidated Balance Sheets	1

Consolidated Statements of Operations	2

Consolidated Statements of Cash Flows	3

Notes to Consolidated Financial Statements	4 - 30

	March 31, 2007	December 31, 2006
ASSETS	(unaudited)	(audited)

Cash	$94,951	$-
Deferred financing costs (net of amortization)	1,447	6,906

Total Assets	$96,398	$6,906

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$238,804	$334,767
Advances from shareholders	149,266	99,266
Notes payable - related parties	6,021	6,021
Notes payable	200,000	-
Convertible notes	2,031,053	1,946,939
Derivative liability	1,110,646	1,700,412
Warrant liability	80,168	137,458
Accrued interest - convertible notes	472,594	472,594
Liabilities of discontinued operations - Sespe	280,320	324,240
Total Current Liabilities	4,568,872	5,021,697

Total Liabilities	4,568,872	5,021,697

Stockholders' Deficit
Common stock, $0.001 par value, 900,000,000 shares
authorized; 42,616,806 shares issued and outstanding	42,617	42,617
Additional paid in capital	40,139,231	40,139,231
Accumulated deficit	(44,654,322)	(45,196,639)

Total Stockholders' Deficit	(4,472,474)	(5,014,791)

Total Liabilities and Stockholders' Deficit	$96,398	$6,906

	2006	2005
	(unaudited)	(unaudited)
Net revenues	$-	$-
Cost of goods sold	-	-

Gross Profit	-	-

Operating Expenses
Salaries and related expenses	-	24,950
General and administrative	32,770	278,880

Total Operating Expenses	32,770	303,830

Loss from Operations	(32,770)	(303,830)

Other Income (Expense)
Interest expense	-	(40,489)
Gain from change in warrant liability	57,290	95,001
Gain/(loss) from change in derivative liability	589,766	(132,274)
Accretion of convertible debt discount	(84,114)	(131,248)
Debt issuance costs	(5,459)	(12,103)

Total Other Income (Expense)	557,483	(221,113)

Loss from continuing operations before income taxes	524,713	(524,943)

Provision for income taxes	-	-

Net loss from continuing operations	524,713	(524,943)

Discontinued operations
Loss from discontinued operations - Sespe	17,605	(48,201)

Gain/(Loss) from Discontinued Operations	17,605	(48,201)

Net Loss	$542,318	$(573,144)

(Loss) earnings per weighted average share of
common stock outstanding - basic and diluted
From continuing operations	$0.01	$(0.02)
From discontinued operations	0.00	(0.00)
Total (loss) earnings per share - basic and diluted	$0.01	$(0.02)

Weighted-average shares outstanding - basic and diluted	42,616,806	36,715,133

	2007	2006
Increase (decrease) in cash and cash equivalents:
Net loss	$542,318	$(573,144)
Adjustments to reconcile net loss to net cash used
in operating activities:
Accretion of convertible debt discount	84,114	131,248
(Gain)/loss from change in derivative liability	(589,766)	132,274
Gain from change in warrant liability	(57,290)	(95,001)
Non-cash interest associated with derivative liabilities	-	14,977
Consulting expense related to warrants granted	-	222,606
Loss from discontinued operations - Sespe	6,942	5,953
Amortization of deferred financing costs	5,459	13,253
Changes in operating assets and liabilities:
Increase in accrued interest on convertible notes	-	24,361
(Decrease)/increase in accounts payable and accrued expenses	(95,964)	57,676
Decrease in liabilities of discontinued - Sespe	(50,862)	(68,290)
Net cash used in operating activities	(155,049)	(134,087)

Cash flow from investing activities:
Net cash used in investing activities	-	-

Cash flow from financing activities:
Proceeds from notes payable - shareholders	50,000	86,371
Payments on notes payable - shareholders	-	(49,271)
Proceeds from loans	200,000	-
Proceeds from convertible notes payable	-	100,000
Increase in deferred financing costs	-	(3,013)
Net cash generated by financing activities	250,000	134,087

Net increase in cash and cash equivalents	94,951	-

Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at end of period	$94,951	$-

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$-	$-
Taxes	$-	$-

During the three months ended March 31, 2007, the Company entered into no non-cash transactions.

During the three months ended March 31, 2006, the Company entered into the following non-cash transactions:
•	Issued 1,576,545 shares of common stock for the payment of interest on a convertible note, valued at $14,977;
•	Issued a warrant to purchase 12,000,000 shares of the Company's common stock in exchange for professional services valued at $222,606.

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

On January 23, 2007, Kaire Holdings Incorporated and its wholly-owned subsidiary YesRx.com executed a Letter of Intent whereby YesRx.com will acquire all of the outstanding stock of H&H Glass Corporation, an Illinois corporation. As part of its change in business direction, on February 4, 2007, Kaire Holdings discontinued its pharmacy business, and Effective Health, Inc. has been voluntarily shut down.

On May 11, 2007 an Agreement and Plan of Merger was executed between Kaire Holdings Incorporated, its wholly-owned subsidiary YesRx.com, and H&H Glass, whereby YesRx.com will acquire all of the outstanding stock of H&H Glass Corporation, an Illinois corporation. H&H Glass was formed in 1989 and distributes Asian glass to North America

History

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

The accompanying unaudited interim consolidated financial statements represent the financial activity of Kaire Holdings Incorporated and its subsidiaries. The consolidated financial statements for the three months ended March 31, 2007, have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended March 31, 2007, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

Net Client Revenue

In the Pharmaceutical business, net client revenue represents the estimated net realizable amounts from clients, third-party payors and others for sale of products or services rendered. For revenue recognition, revenue is recorded when the prescription is filled or when services are performed.

Third-Party Contractual Adjustments

Contractual adjustments represent the difference between the pharmacy’s established billing rate for covered products and services and amounts reimbursed by third-party payors, pursuant to reimbursement agreements.

For the period ended March 31, 2007, there were no gross revenues of discontinued operations (Sespe).

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

Inventory

Inventory consists primarily of pharmaceuticals and health care products and is stated at the lower of cost or market on a first-in-first-out basis. Sespe had no inventory as of March 31, 2007. Inventory as of December 31, 2006, is reported in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” (see Note 14).

1. Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. The Company uses other depreciation methods (generally accelerated) for tax purposes. Repairs and maintenance that do not extend the useful life of property and equipment are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and its accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income. As of December 31, 2006, Sespe Pharmacy had disposed of all its property and equipment.

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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of March 31, 2007, the estimated fair value of the Company’s derivative liability was $1,110,646, as well as a warrant liability of $80,168. As of December 31, 2006, the estimated fair value of the Company’s derivative liability was $1,700,412, as well as a warrant liability of $137,458. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative asset. In valuing the debt features at December 31, 2006, the Company used the closing price of $0.025 and the respective conversion and exercise prices for the warrants. For the period ended March 31, 2007, there was an increase in the market value of the Company’s common stock to $0.014 from $0.010 at December 31, 2006.

Deferred Financing Costs

Costs relating to obtaining debt financing are capitalized and amortized over the term of the related debt using the effective interest method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

1. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

Effective January 1, 2005, the Company has adopted the fair-value-based method of accounting prescribed in Financial Accounting Standards Board Statement No. 123R (Accounting for Stock-Based Compensation) for its employee stock option plans.

Specifically, the Company adopted SFAS No. 123R using the “prospective method” This statement replaced FAS-123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS-95, Statement of Cash Flows. FAS-123R requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or cancelled after that date. The scope of FAS-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. All employee stock option grants made since the beginning of fiscal 2005 have been expensed over the related stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2005, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. The Company did not have any unvested employee stock options or warrants outstanding as of the three month period ending March 31, 2007.

The Company issued a warrant to purchase 12,000,000 shares of the Company’s common stock to a consultant during the year ended December 31, 2006, which had an estimated aggregate fair value of $222,606, and was immediately vested. The warrant was a five-year warrant with an exercise price of $0.05 per share. This warrant was cancelled in January 2007.

The Company issued a warrant to purchase 12,000,000 shares of the Company’s common stock to its Chairman and CEO, Steve Westlund, during the year ended December 31, 2005, which had an estimated aggregate fair value of $192,000, and was immediately vested. The warrant is a five-year warrant with an exercise price of $0.05 per share.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the three-month periods ended March 31, 2007 and 2006, comprehensive loss is equivalent to the Company’s net loss.

1. Summary of Significant Accounting Policies (continued)

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred. There were no advertising and marketing costs for the periods ended March 31, 2007 and 2006.

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

1. Summary of Significant Accounting Policies (continued)

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The Company currently uses, and has historically applied, the dual method for quantifying identified financial statement misstatements. The Company applied the provisions of SAB 108 in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The adoption of SAB 108 did not have a significant effect on its financial position, results of operations, or cash flows.

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, although the Company has a profit for the three months ended March 31, 2007 of $542,318 because of gains in warrant and derivative liabilities, it has experienced a loss of $573,144 for the same period prior year. The Company has also experienced net losses of $1,313,550 and $2,160,123 for the years ended December 31, 2006 and 2005, respectively. The Company also had a net working deficit of $4,472,474 and $5,014,791 for the periods ended March 31, 2007, and December 31, 2006 respectively. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations for the Health Advocacy program, it might be required to discontinue its pharmacy operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

On February 16, 2007, Kaire issued two promissory notes, 8% interest per annum to the following: 1) $200,000 to the Longview Fund LP, and 2) $50,000 to Naccarato & Associates. These notes mature on October 1, 2007.

Also, on May 11, 2007 an Agreement and Plan of Merger was executed between Kaire Holdings Incorporated, its wholly-owned subsidiary YesRx.com, and H&H Glass, whereby YesRx.com will acquire all of the outstanding stock of H&H Glass Corporation, an Illinois corporation.

3. Accounts Receivable - Trade

In the three months ended March 31, 2007 and 2006, approximately 0% and 43.6% of net revenues of continuing operations respectively were derived under federal and state insurance reimbursement programs with 0% and 56.4% respectively coming from private party reimbursements and other third parties. For the three-month period ending March 31, 2007 and 2006, the breakout is as follows:

	2007	2006
Medi-Cal	0%	43.6%
Medi-Care	0%	0%
Private Party	0%	30.1%
Other third-parties	0%	26.3%

These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any would not be material to the financial position, results of operations or cash flows of the Company.

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts. The Company bases this estimate on historical collection experience and a review of the current status of trade accounts receivable. The Company determined that a $166,000 and a $160,000 allowance for doubtful accounts was needed as of March 31, 2007 and 2006 respectively.

3. Accounts Receivable - Trade (continued)

Accounts receivable, net of Reserve for doubtful accounts, are reported as components of “Liabilities of discontinued operations (Sespe)” in the accompanying financial statements (see Note 14). As of March 31, 2007, 10% of Sespe Pharmacy’s accounts receivable were reserved as doubtful.

4. Convertible Notes Payable

During the three months ended March 31, 2007 and during the years ended December 31, 2006, 2005, 2004 and 2003, the Company issued convertible notes to third parties. As part of several of the financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

Date of Note	Amount of Notes	Conversion Price(1)	Term of Note
December 12, 2003 (2)	$676,576	$ 0.04 or 70%	3 years
May 3, 2004	650,000	$ 0.09 or 85%	3 years
March 29, 2005	125,000	$ 0.04 or 85%	1 year
June 23, 2005	350,000	$ 0.03 or 80%	2 years
December 13, 2005 (2)	150,000	70%	2 years
March 13, 2006 (2)	100,000	70%	2 years
April 11, 2006 (2)	100,000	70%	2 years

Total convertible notes	2,151,576
Less unamortized bond discount	(120,523)
Net convertible notes	$2,031,053

Date of Warrants Issued	Number of Warrants	Exercise Price	Term of Warrants
May 3, 2004	1,666,667	$0.147	5 years
March 29, 2005	694,444	$0.042	5 years
March 29, 2005	3,000,000	$0.040	5 years
June 23, 2005	1,666,667	$0.040	5 years

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

The debt discount is being accreted using the effective interest method over the term of the note. The value of the discount on the converted notes on the books is being accreted over the term of the note (three years). For the three months ended March 31, 2007 and 2006, the Company accreted $84,114 and $131,248, respectively, of debt discount related to the Notes.

On January 23, 2007 the Company entered into a Letter of Intent whereby all of the note holders (the Longview Funds and Alpha Capital) agree to stop accruing interest and freeze all conversions and any exercise of warrants plus all penalties and default interest accrued are to be waived.

4. Convertible Notes Payable (continued)

Warrants Issued

The estimated fair values of the warrants at issuance were as follows:

Date of Warrants Issued	Number of Warrants	Value at Issuance	Initial Volatility Factor
May 3, 2004	1,666,667	$92,711	188%
March 29, 2005	694,444	$21,387	104%
March 29, 2005	3,000,000	$93,080	104%
June 23, 2005	1,666,667	$49,340	101%
February 28, 2006 (cancelled in January 2007)	12,000,000	$222,606	122%

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

On February 28, 2006, the Company granted a five-year warrant to purchase up to 12,000,000 shares of the Company’s common stock at an exercise price of $0.05. The warrant was issued to a consultant as compensation for certain functions to be performed. The Company recorded $222,606 of consulting expense in connection with this warrant. The fair value of this warrant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; dividend yield of 0%; expected volatility of 153%; risk-free interest rate of 3.5%; and expected life of 5 years. This warrant was cancelled on January 9, 2007.

For the year ended December 31, 2006, the warrant derivative liability had increased to a value of $137,458, due to the issuance of the warrant in February 2006 with a valuation at issuance of $222,606 offset by a decrease in warrant values due to a decrease in the market value of the Company’s common stock to $0.010 from $0.025 at December 31, 2005, which resulted in an “Other Income” item of $211,243 for the year ended December 31, 2006. The Company used a closing price of $0.010, the respective exercise prices, remaining time till maturity and a 153% volatility factor.

4. Convertible Notes Payable (continued)

Warrants Issued (continued)

For the three months ended March 31, 2007, the warrant derivative liability had decreased to a value of $80,168, due to the cancellation of warrant issued in February 2006 with a valuation at issuance of $222,606 offset by increases in warrant values due to an increase in the market value of the Company’s common stock to $0.014 from $0.010 at December 31, 2006, which resulted in an “Other Income” item of $57,290 for the three-month period ended March 31, 2007. The Company used a closing price of $0.014, the respective exercise prices, remaining time till maturity and a 197% volatility factor.

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

4. Convertible Notes Payable (continued)

Debt Features (continued)

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. In valuing the debt features at March 31, 2007 the Company used the closing price of $0.014 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 197%. For the Quarter ended March 31, 2007, the estimated value of the debt features decreased to $1,110,646, thus the Company recorded Other Income on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $589,766 for the Quarter ended March 31, 2007.

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

Because the terms of the 2003 - 2006 convertible notes (“notes”) require such classification, the accounting rules required additional convertible notes and non-employee warrants to also be classified as liabilities, regardless of the terms of the new notes and / or warrants. This presumption has been made due to the Company no longer having the control to physical or net share settle subsequent convertible instruments because it is tainted by the terms of the notes. Were the notes to not have contained those terms or even if the transactions were not entered into, it could have altered the treatment of the other notes and the conversion features of the latter agreement may have resulted in a different accounting treatment from the liability classification. These notes and warrants, as well as any subsequent convertible notes or warrants, will be treated as derivative liabilities until all such provisions are settled.

For the three months ended March 31, 2007, the Company recorded Other Income of $589,766 and $57,290, related to the decrease in value of the debt features and decrease in value of the warrants, respectively. A tabular reconciliation of this adjustment follows:

4. Convertible Notes Payable (continued)

Debt Features (continued)

For the three months ended March 31, 2007:

$57,290	income, decrease in value of 2003, 2004, 2005, 2006 and 2007 warrant liability
589,766	income, decrease in value of 2003, 2004, 2005, 2006 and 2007 derivative liability
$647,056	other income related to convertible debt

For the three months ended March 31, 2006:

$95,001	income, decrease in value of 2003, 2004, 2005 and 2006 and warrant liability
(132,274)	expense, increase in value of 2003, 2004, 2005 and 2006 derivative liability
$37,273	other expense related to convertible debt

For the three months ended March 31, 2007:

$0	of interest expense related to accretion of 2003 convertible debt
48,239	of interest expense related to accretion of 2004 convertible debt
23,136	of interest expense related to accretion of 2005 convertible debt
12,739	of interest expense related to accretion of 2006 convertible debt
$84,114	of interest expense related to convertible debt

For the three months ended March 31, 2006:

$26,169	of interest expense related to accretion of 2003 convertible debt
51,999	of interest expense related to accretion of 2004 convertible debt
50,906	of interest expense related to accretion of 2005 convertible debt
2,174	of interest expense related to accretion of 2006 convertible debt
$131,248	of interest expense related to convertible debt

The balance of the carrying value of the convertible debt as of December 31, 2006 and March 31, 2007 is:

$1,373,570	December 31, 2005 value
99,044	original carrying value on 2006 convertible debt
474,325	accretion of convertible debt
$1,946,939	December 31, 2006 carrying value of debt

$1,946,939	December 31, 2006 value
0	original carrying value on 2007 convertible debt
84,114	accretion of convertible debt
$2,031,053	March 31, 2007 carrying value of debt

4. Convertible Notes Payable (continued)

Debt Features (continued)

The balance of the carrying value of the derivative liability as of December 31, 2006 and March 31, 2007 is:

$1,497,659	December 31, 2005 value of derivative liability
100,956	original values of 2006 derivative liability
44,454	increase in values of 2003 derivative liability
(11,470)	increase in values of 2004 derivative liability
64,090	increase in values of 2005 derivative liability
4,723	increase in values of 2006 derivative liability
$1,700,412	December 31, 2006 value of derivative liability

$1,700,412	December 31, 2006 value of derivative liability
0	original values of 2007 derivative liability
(324,510)	decrease in values of 2003 derivative liability
(2,204)	decrease in values of 2004 derivative liability
(187,993)	decrease in values of 2005 derivative liability
(75,059)	decrease in values of 2006 derivative liability
$1,110,646	March 31, 2007 value of derivative liability

The balance of the carrying value of the warrant liability as of December 31, 2006 and March 31, 2007 is:

$126,095	December 31, 2005 value of warrant liability
222,606	original carrying values of 2006 warrant liability
(11,302)	income, decrease in value of 2004 warrant liability
(70,038)	income, decrease in value of 2005 warrant liability
(129,903)	income, decrease in values of 2006 warrant liability
$137,458	December 31, 2006 value of warrant liability

$137,458	December 31, 2006 value of warrant liability
0	original carrying values of 2006 warrant liability
8,072	expense, increase in value of 2004 warrant liability
27,341	expense, increase in value of 2005 warrant liability
(92,703)	income, decrease in values of 2006 warrant liability
$80,168	March 31, 2007 value of warrant liability

5. Common Stock Transactions

Common stock transactions during the three months ending March 31, 2007

None

Common stock transactions during the three months ending March 31, 2006

The Company issued 1,576,545 shares of common stock for conversion of $14,978 of note interest.

6. Related Party Transactions

None

7.  Property and Equipment

Property and equipment included in discontinued operations at March 31, 2007 and December 31, 2006, consisted of the following:

	March	December
	2007	2006
Furniture and fixtures	$-	$85,000
Vehicles	-	14,712
Computers and equipment	-	22,094
	-	121,806
Less accumulated depreciation and amortization	(-)	(121,806)
Total	$-	$0

Depreciation and amortization expense for the three months ended March 31, 2007 and 2006, was $0 and $5,935, respectively.

Depreciation expenses are reported as Other Expenses in “Loss from discontinued operations (Sespe)” in the accompanying financial statements (see Note 14).

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
Accounts payable	$20,669	$75,982
Accrued professional and related fees	74,300	114,950
Accrued officer’s compensation	118,143	118,143
Accrued settlements	25,692	25,692
Total	$238,804	$334,767

Accounts payable and accrued expenses of Sespe are reported as components of “Liabilities of discontinued operations (Sespe)” in the accompanying financial statements (see Note 14) and consisted of the following:.

	2007	2006
Accounts payable	$252,476	$327,963
Accrued liabilities	1,175	1,175
Accrued payroll and related liabilities	19,645	37,340
Accrued settlements	7,024	7,024
Sales tax payable	-	43
Total	$280,320	$373,545

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

H.D. Smith Wholesale Drug Company - Action for breach of contact and other various causes of action

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherowitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care. H.D. Smith was seeking $430,205 plus interest. On December 30, 2004, a settlement was reached where Kaire is obligated to pay the plaintiff $50,000. Kaire’s payment obligation will mature upon court approval of the settlement, with $10,000 due immediately (paid July 8, 2005) and the balance paid based on 12 monthly installments of $3,077 (which includes interest of 7.50%) to commence shortly thereafter. The balance owed as of December 31, 2006, and March 31, 2007, was $25,692. Kaire is currently in breach under this settlement agreement.

9. Commitments and Contingencies (continued)

Litigation (continued)

McKesson Medical - Surgical Inc. v. Effective Health

On January 20, 2005, McKesson Medical-Surgical, Inc. (“Plaintiff”) filed a complaint against Effective Health, Inc., a subsidiary of Kaire, for failure to pay the principal sum of $17,466 for goods and/or services. A settlement was reached in October 2005 calling for Effective Health to pay $2,000 upon execution and $1,300 a month until the balance is paid off. The balance owed as of December 31, 2006, and March 31, 2007, was $1,375, and is included in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” (see Note 14).

Ventura County Superior Court, Case No. CIV234713

On June 27, 2005, Independent Pharmacy Cooperative (“IPC”) filed a complaint in the Superior Court of California, County of Ventura, Case No. CIV234713, against EHI. IPC alleged that EHI failed to pay the principal sum of $12,587 for staffing services rendered.

The parties to that action entered into a settlement and mutual release agreement in October 2005, wherein EHI agreed to pay the aggregate sum of $12,587 in accordance with structured terms spanning over approximately eight (8) months. Although most of that sum has been paid, EHI defaulted and, on or about October 5, 2006, IPC obtained a default judgment against EHI for the principal sum. The balance owed as of December 31, 2006, and March 31, 2007, was $5,649, and is included in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” (see Note 14).

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

9. Commitments and Contingencies (continued)

Litigation (continued)

Pharm-Aid, Inc. v. Effective Health, Inc., et al. (continued)

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 2006 or March 31, 2007.

Leases

Operating leases

In January 2003, Kaire entered into an operating lease agreement for the pharmacy in Fillmore, California, which served as its corporate headquarters. At the time the pharmacy facility was approximately 843 square feet with a monthly payment of $1,170. In May 2004 Kaire expanded its space to approximately 1,115 square feet, with a monthly payment of $1,520 and in March 2005 Kaire expanded its space to approximately 1,800 square feet, with a monthly payment of $2,245 a month. The lease was to continue through the original initial lease term of five years. Kaire had options to renew the lease for two five-year periods and to purchase the facility at its estimated fair market value at any time during the lease term. However, Santa Paula Memorial Hospital, the holder of the master lease, filed for chapter 11 Bankruptcy protection, and the court rejected including the lease in bankruptcy. Kaire decided not to sign a new lease and assumed a month-to-month lease. As of February 4, 2007, Kaire vacated this facility.

Rent expense for the three months ended March 31, 2007 an2 2006, was $0 and $8,870, respectively, and is included in the accompanying financial statements as a component of “Loss from discontinued operations (Sespe)” (see Note 14).

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

This agreement was cancelled pursuant to the Letter Of Intent executed with H&H Glass on January 23, 2007.

9. Commitments and Contingencies (continued)

Consulting Agreements

The Company has various consulting agreements that provide for issuance of the Company’s common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants. These agreements relate primarily to raising of capital, accounting services, legal services, and professional services rendered in connection with the Company’s acquisition efforts. The Company has no amounts due under these agreements as of March 31, 2007 and December 31, 2006.

10. Stock Options and Warrants

In January 2005, the Company adopted the provisions of SFAS Nos. 123R using the prospective method.

The Company did not grant any options to employees for the periods ending March 31, 2007 and December 31, 2006. No employee stock options were outstanding or exercisable at March 31, 2007 and December 31, 2006.

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

In February 2006, the Company granted a five-year warrant to purchase up to 12,000,000 shares of the Company’s common stock at an exercise price of $0.05. The warrant was issued to a consultant as compensation for certain functions to be performed. The Company recorded $222,606 of consulting expense in connection with this warrant. The warrant was cancelled on January 9, 2007. The fair value of this warrant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; dividend yield of 0%; expected volatility of 153%; risk-free interest rate of 3.5%; and expected life of 5 years. This warrant was cancelled in January 2007.

10. Stock Options and Warrants (continued)

The following table summarizes information with respect to stock warrants outstanding and exercisable at March 31, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2007	Weighted Average Exercise Price

$0.03 - $0.17	25,972,221	2.83	$0.06	25,972,221	$0.06

	25,972,221	2.83	$0.06	25,972,221	$0.06

The following table summarizes information with respect to stock warrants outstanding and exercisable at December 31, 2006:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2006	Weighted Average Exercise Price

$0.03 - $0.17	37,972,221	3.21	$0.06	37,972,221	$0.06

	37,972,221	3.21	$0.06	37,972,221	$0.06

10. Stock Options and Warrants (continued)

The following summarizes the Company’s stock option and warrants activity:

	Warrants And Stock Options Outstanding	Weighted Average Exercise Price

Outstanding December 31, 2005	25,972,221	$0.06

Granted February 28, 2006	12,000,000	$0.05
Exercised	-	$-
Expired/Cancelled	-	$-

Outstanding December 31, 2006	37,972,221	$0.06

Granted 2007	-	$-
Exercised	-	$-
Expired/Cancelled	(12,000,000)	$0.05

Outstanding March 31, 2007	25,972,221	$0.06

The Company has 25,972,221 warrants outstanding as of March 31, 2007, and 37,972,221 as of December 31, 2006. The weighted exercise price of the outstanding warrants as of March 31, 2007 is $0.06. The outstanding warrants have a clause that causes the exercise price can be adjusted down by the Company upon certain Company actions. The warrants expire 5 years from the original date of grant. The Company has not repriced any warrants as of March 31, 2007.

11.  Loss per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. As of March 31, 2007 and 2006, potentially dilutive securities consist of convertible debentures convertible into 179,298,000 and 179,298,000 common shares and warrants convertible into 25,972,221 and 37,972,221 shares respectively. Earnings per share-dilutive does not include the effect of potentially dilutive securities for the periods ended March 31, 2007 and 2006. The loss from operations for the period ended March 31, 2007, and the loss from operations and the net loss for the period ended March 31, 2006, make these securities anti-dilutive.

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

There was no income or loss related to the discontinued operations of Classic Care during the three months ended March 31, 2007 and 2006.

13. Discontinued Operations - Sespe Pharmacy (Effective Health, Inc.)

In November 2002, the Company, through its subsidiary Effective Health, Inc., purchased certain assets of Sespe Pharmacy, a privately-held company located in Fillmore, California. The asset acquisition was concluded on January 26, 2003. In February 2007, the Company decided to voluntarily dissolve Sespe Pharmacy. The Company ceased all operations of Sespe effective February 4, 2007. The results of operations of Sespe have been reported separately as discontinued operations. For financial reporting purposes, the assets and liabilities of Sespe have been classified in the accompanying Balance Sheets as of March 31, 2007 and December 31, 2006, under “Liabilities of discontinued operations (Sespe)” and comprise the following:

13. Discontinued Operations - Sespe Pharmacy (Effective Health, Inc.) (continued)

	March 31, 2007	December 31, 2006
Assets:
Cash	$31	$43
Accounts receivable	-	7,168
Inventory	-	46,454
Total assets	$31	$53,665

Liabilities:
Accounts payable and accrued expenses	$(280,351)	$(373,545)
Note payable - related party	-	(4,360)
Total liabilities	$(280,351)	$(377,905)

Net Assets (Liabilities) of Discontinued Operations	$(280,320)	$(324,240)

The following is a breakdown of the operations of Sespe Pharmacy discontinued operations for the period ended March 31, 2007 and 2006:

	2007	2006
Revenues	$-	$286,086
Cost of sales	-	(213,364)
Operating expenses	(51,895)	(114,970)
Other income	69,500	-
Other expense	-	(5,953)
Net Income (loss)	$17,605	$(48,201)

14. Subsequent Events

Merger with H&H Glass Corporation

On January 23, 2007, Kaire Holdings Corporation’s and its wholly owned subsidiary YesRx.com executed a Letter of Intent whereby YesRx.com will acquire all of the outstanding Stock of H&H Glass Corporation, an Illinois corporation. The terms of the acquisition includes the issuance of approximately $8 million in the common stock of the Company. In addition, as part of the transaction, all current convertible note holders have agreed to restructure their debt into zero coupon fixed rate convertible preferred shares with a two year hold on any conversions. The Agreement and Plan of Merger was consummated on May 11, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

Our general operating plan up until December 31, 2006 was focused on delivering specialized programs and services targeted areas within the senior and chronic health care market. However, the loss of our Medi-Cal provider number and the inability to ramp up non-medical business to a level that would sustain a publicly traded entity, we decided that in 2007 we needed to change the direction of the business. Therefore, in 2007 we have done the following to date:

•
On January 23, 2007, Kaire Holdings, Inc., through its subsidiary YesRx.com, signed a letter of intent to acquire H&H Glass, an Illinois corporation, which was formed in 1989 and distributes Asian glass to North America. In fiscal year December 31, 2005, H&H Glass had net revenues of approximately $13.5 million and net earnings of approximately $0.5 million. This acquisition was consummated on May 11, 2007 with the execution of the Agreement and Plan of Merger by the parties.

•	On February 4, 2007, Kaire Holdings, Inc. discontinued its pharmacy business and voluntarily terminated its Effective Health, Inc. subsidiary.

•	On February 21, 2007, Kaire Holdings, Inc., appointed two members to its Board of Directors who have the credentials to guide Kaire Holdings, Inc. in its new direction.

Based on the above three factors, management will be proceeding with the following plan:

Short Term

•	Continue growing revenue and profits through the existing business;

•	Expand the new business model to include other areas that fall within our distribution expertise;

Long Term

•	Once our business model is in place and successful, use it to attract other successful China companies as acquisition candidates.

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

Operating expenses for the period ending March 31, 2007 was $32,770 compared to $303,830 for the same period in 2006, or a decrease of $271,060 (89.2%). The decrease in operating expenses was mostly attributable to decreases in the following: 1) general administration of $246,110 (88.2%) and 2) Salaries and related expenses of $24,950 (100.0%) as a result of the downsizing of the business. The $246,110 decrease in general and administrative expense was primarily due to consulting expense recorded in 2006 in connection with warrants issued to a consultant in exchange for professional services valued at $222,606. These warrants were cancelled in January 2007.

Other Income (Expense):

Interest expense for the period ending March 31, 2007 was $0 compared to $40,489 for the same period in 2006, for a decrease of $40,489 (100.0%) due to a freeze on interest charges on the convertible debt as part of the acquisition of H&H Glass. Gain from the change in warrant liability for the periods ending March 31, 2007 and 2006 was $57,290 and $95,001 respectively for a decrease of $37,711 (39.7%). This decrease was a result of an increase in the valuation of the warrant liability. Derivative liability income/(expense) for the periods ending March 31, 2007 and 2006 was $589,766 and ($132,274) for a decrease in expense of $722,040 (545.9%). This decrease in expense was a result of an increase in the valuation of the derivative liability. Accretion of convertible debt discount expense for the periods ending March 31, 2007 and 2006 was $84,114 and $131,248 respectively for a decrease of $47,134 (35.9%). The decrease is a result an increase in the valuation of the derivative liability. Debt issuance costs for the period ending March 31, 2007 and 2006 was $5,459 and $12,103 respectively for a decrease of $6,644 (54.9%) which is a result of the costs associated with the issuance of additional debt subsequent to June 30, 2005.

Discontinued Operations:

Classic Care: No activity

Sespe Pharmacy (Effective Health, Inc.):

Revenue

Net revenue from Sespe Pharmacy discontinued operations for the three month period ended March 31, 2007 was $0 as compared to $286,086 for the same period in 2006, or a decrease of $286,086 (100.0%). The decrease in sales is a result of the discontinuation of the pharmacy business as of February 4, 2007.

Cost of Goods Sold

Cost of goods sold from Sespe Pharmacy discontinued operations for the three month period ended March 31, 2007 was $0 as compared to $213,364 for the same period in 2006, or a decrease of $213,364 (100.0%). The decrease in cost of goods sold is a result of the discontinuation of the pharmacy business as of February 4, 2007.

Operating Expenses:

Operating expenses from Sespe Pharmacy discontinued operations for the three month period ending March 31, 2007 was $51,895 compared to expenses of $114,970 for the same period in 2006, or a decrease of $63,075 (54.9%). The decrease in operating expenses is a result of the discontinuation of the pharmacy business as of February 4, 2007.

Other Income:

Other income from Sespe Pharmacy discontinued operations for the three-month period ending March 31, 2007, was $69,500, compared to $0 for the same period in 2006. This other income was entirely due to the write off of accounts payable related to services that would no longer be provided due to the discontinuation of the pharmacy business in February 2007.

Other Expense:

Other expenses from Sespe Pharmacy discontinued operations for the three month period ending March 31, 2007 were $0 compared to $5,953 for the same period in 2006, or a decrease of $5,953 (100.0%). The decrease in other expense is entirely due to depreciation expense related to the property, plant and equipment which was disposed of as a result of the discontinuation of the pharmacy business as of February 4, 2007.

Federal Income Tax

No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through the month period ending March 31, 2007, the Company incurred a net income after discontinued operations for tax purposes of approximately $542,318. The net operating loss carry forward may be used to reduce taxable income through the year 2014. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years

The decision to discontinue operations was based on our inability to adequately grow revenues through none Medi-Cal clients. That being the case, we decided to change business directions in 2007 in an industry that had fewer road blocks. That decision resulted in the acquisition of H&H Glass by our YesRx.com subsidiary consummated on May 11, 2007.

Liquidity and Capital Resources

Cash flow used in operations for the three month period ending March 31, 2007 amounted to ($155,049), which mainly consisted of the following: 1) gain from the change in derivative liability of $589,766, 2) gain from the change in warrant liability of $57,290, 3) decrease in account payable and accrued expenses of $95,964 and 4) a decrease in liabilities of discontinued - Sespe of $50,862 offset by the following: 1) the net profit for the three months ending March 31, 2007 of $542,318, 2) accretion of convertible debt discount of $84,118, 3) gain from discontinued operations - Sespe of $6,942 4) amortization of deferred financing costs of $5,459

Net cash used in investing activities for the three month period ending March 31, 2006 was $nil.

Net cash generated from financing activities for the three month period ending March 31, 2007 was $250,000 which consisted primarily of proceeds from notes payable - shareholder of $50,000 and proceeds from a third party loan of $200,000.

On March 31, 2007 the Company had total assets of $96,398 compared to $6,906 on December 31, 2006, an increase of $89,492 or 1,295.9%. The Company had a total stockholder's deficit of $4,472,474 on March 31, 2007, compared to a stockholders deficit of $5,014,791 on December 31, 2006, a decrease of $542,317 or 10.8%. As of March 31, 2007 the Company's working capital position increased by $542,317 (10.8%) from a working capital deficit of $5,014,791 at December 31, 2006 to a working capital deficit of $4,472,474 at March 31, 2007. This result was attributed primarily to 1) increase in cash of $94,951 (no cash at December 31, 2006), 2) decrease in accounts payable and accrued expenses of $ 95,963 (28.7%), 3) decrease in the derivative liability of $589,766 (34.7%), 4) decrease in the warrant liability of $57,290 (41.7%), and 5) a decrease in discontinued operation liabilities of $43,920 (13.5%), offset by 1) a decrease in deferred financing costs of $5,459 (79.0%), 2) an increase in advances from shareholders of $50,000 (50.4%), 3) an increase in notes payable of $200,000 (no such loan at December 31, 2006),and 4) a decrease in convertible debt discount of $84,114.

Estimated future cash requirements

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs however it is unlikely that there will be sufficient capital to meet our non operational needs. Kaire Holdings basically has no operating expenses and as of May 11, 2007 it acquired H&H Glass through its subsidiary YesRx.com, which is profitable and has a positive cash flow. More information will be available upon the completion of the audit of H&H Glass. However, management anticipates that H&H Glass will have adequate cash flow over the next twelve months without the need for outside capital.

Subsequent Events:

On May 11, 2007 an Agreement and Plan of Merger was executed between Kaire Holdings Incorporated, its wholly-owned subsidiary YesRx.com, and H&H Glass, whereby YesRx.com will acquire all of the outstanding stock of H&H Glass Corporation, an Illinois corporation.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, though the Company has a profit for the three months ended March 31, 2007 of $542,318 as a result of gains in warrant and derivative liabilities, it has experienced a loss of $573,144 for the same period prior year. The Company has also experienced net losses of $1,313,551 and $2,160,123 for the years ended December 31, 2006 and 2005, respectively. The Company also had a net working deficit of $4,472,474 and $5,014,791 for the periods ended March 31, 2007 and 2006 respectively. Additionally, the Company must raise additional capital to meet its working capital needs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

On February 16, 2007, Kaire issued two promissory notes, 8% interest per annum to the following: 1) $200,000 to the Longview Fund LP, and 2) $50,000 to Naccarato & Associates. These notes mature on October 1, 2007.

Also, on May 11, 2007 an Agreement and Plan of Merger was executed between Kaire Holdings Incorporated, its wholly-owned subsidiary YesRx.com, and H&H Glass, whereby YesRx.com will acquire all of the outstanding stock of H&H Glass Corporation, an Illinois corporation.

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

  (b)        Changes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, there have not been any changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The Company removed its independent financial officer in February 2007 and has not retained a replacement as of the date of this filing which we consider to be a material weakness

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

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

H.D. Smith Wholesale Drug Company - Action for breach of contact and other various causes of action

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherowitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care. H.D. Smith was seeking $430,205 plus interest. On December 30, 2004, a settlement was reached where Kaire is obligated to pay the plaintiff $50,000. Kaire’s payment obligation will mature upon court approval of the settlement, with $10,000 due immediately (paid July 8, 2005) and the balance paid based on 12 monthly installments of $3,077 (which includes interest of 7.50%) to commence shortly thereafter. The balance owed as of March 31, 2007 was $25,692. Kaire is currently in breach under this settlement agreement.

McKesson Medical - Surgical Inc. v. Effective Health

On January 20, 2005, McKesson Medical-Surgical, Inc. (“Plaintiff”) filed a complaint against Effective Health, Inc., a subsidiary of Kaire, for failure to pay the principal sum of $17,466 for goods and/or services. A settlement was reached in October 2005 calling for Effective Health to pay $2,000 upon execution and $1,300 a month until the balance is paid off. The balance owed as of March 31, 2007 was $1,375, and is included in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” (see Note 14).

Ventura County Superior Court, Case No. CIV234713

On June 27, 2005, Independent Pharmacy Cooperative (“IPC”) filed a complaint in the Superior Court of California, County of Ventura, Case No. CIV234713, against EHI. IPC alleged that EHI failed to pay the principal sum of $12,587 for staffing services rendered.

The parties to that action entered into a settlement and mutual release agreement in October 2005, wherein EHI agreed to pay the aggregate sum of $12,587 in accordance with structured terms spanning over approximately eight (8) months. Although most of that sum has been paid, EHI defaulted and, on or about October 5, 2006, IPC obtained a default judgment against EHI for the principal sum. The balance owed as of March 31, 2007 was $5,649, and is included in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” (see Note 14).

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
Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of March 31, 2007.

ITEM 2  Changes in Securities and Use of Proceeds

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

(b) Reports on Form 8-K:

1) February 2, 2007: Item 4.01 Change in Registrant’s Certifying Accountant - Pohl, McNabola, Berg &
Co., LLP (“PMB”) consummated a merger with Helin, Donovan, Trubee & Wilkinson., LLP (“HDTW”).

2) February 5, 2007: Item 2.01 Acquisition or Disposition of Assets - On January 23, 2007, Kaire Holdings  Corporation’s and it’s wholly owned subsidiary YesRx.com executed a Letter of Intent whereby YesRx.com will  acquire all of the outstanding Stock of H&H Glass Corporation, an Illinois corporation.

3) April 9, 2007: Item 5.02. Departure of Principal Officer - As of April 9, 2007, Randall Jones was
removed as Chief Financial Officer of Kaire Holdings, Inc.

  4) May 14, 2007: Item 2.01 Acquisition or Disposition of Assets - On May 11, 2007, with the due diligence completed for both side, the parties consummated the merger with the execution of the Agreement and Plan of
Merger

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAIRE HOLDINGS INCORPORATED.
(Registrant)

Dated: May 21, 2007  By: /s/ Steven R.Westlund
                                                   Steven Westlund
      Chief Executive Officer, Chairman
                   Principal Financial Officer and Director