Form 10QSB
period 2007-06-30
KAIRE HOLDINGS INC
filed 2007-08-17
CIK 822997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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

Class of Common Stock                                                                                     Outstanding at July 31, 2007
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
                                    December 31, 2006 and June 30, 2007 (unaudited)

Condensed Consolidated Statements of Operations (Unaudited)
           for the three months ended June 30, 2006 and 2007

Condensed Consolidated Statements of Operations (Unaudited)
    for the six months ended June 30, 2006 and 2007

Condensed Consolidated Statements of Cash Flows (Unaudited)
                               for the six months ended June 30, 2006 and 2007

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

Item 3   Defaults Upon Senior Securities

Item 4.  Submission of Matters of a Vote to Security Holders

Item 5   Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
for the Three and Six Months Ended
June 30, 2007

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
For the Three and Six Months Ended
June 30, 2007

C  O  N  T  E  N  T  S

Consolidated Balance Sheets	1

Consolidated Statements of Operations	2

Consolidated Statements of Cash Flows	3

Notes to Consolidated Financial Statements	4 – 31

        Kaire Holdings Incorporated

        and Subsidiaries

        Consolidated Balance Sheets

        As of June 30, 2007, and December 31, 2006

	June 30, 2007	December 31, 2006
ASSETS	(unaudited)	(audited)

Cash	$53,918	$-
Deferred financing costs (net of amortization)	-	6,906

Total Assets	$53,918	$6,906

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$236,304	$334,767
Advances from shareholders	149,266	99,266
Notes payable - related parties	6,021	6,021
Notes payable	200,000	-
Convertible notes	2,098,009	1,946,939
Derivative liability	975,260	1,700,412
Warrant liability	107,823	137,458
Accrued interest - convertible notes	472,594	472,594
Liabilities of discontinued operations - Sespe	238,219	324,240
Total Current Liabilities	4,483,496	5,021,697

Total Liabilities	4,483,496	5,021,697

Stockholders' Deficit
Common stock, $0.001 par value, 900,000,000 shares
authorized; 42,616,806 shares issued and outstanding	42,617	42,617
Additional paid in capital	40,139,231	40,139,231
Accumulated deficit	(44,611,426)	(45,196,639)

Total Stockholders' Deficit	(4,429,578)	(5,014,791)

Total Liabilities and Stockholders' Deficit	$53,918	$6,906

        See accompanying notes.

        Kaire Holdings Incorporated

        and Subsidiaries

        Consolidated Statements of Operations

        For the Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Salaries and related expenses	-	25,000	-	49,950
General and administrative	18,511	73,183	51,281	352,063

Total Operating Expenses	18,511	98,183	51,281	402,013

Loss from Operations	(18,511)	(98,183)	(51,281)	(402,013)

Other Income (Expense)
Interest expense	-	(43,031)	-	(83,520)
Gain/(loss) from change in warrant liability	(27,655)	61,292	29,635	156,293
Gain/(loss) from change in derivative liability	135,386	86,283	725,152	(45,991)
Accretion of convertible debt discount	(66,956)	(120,295)	(151,070)	(251,543)
Other income	-	21,298	-	21,298
Debt issuance costs	(1,447)	(13,252)	(6,906)	(25,355)

Total Other Income (Expense)	39,328	(7,705)	596,811	(228,818)

Gain/(loss) from continuing operations before income taxes	20,817	(105,888)	545,530	(630,831)

Provision for income taxes	-	-	-	-

Net income (loss) from continuing operations	20,817	(105,888)	545,530	(630,831)

Discontinued operations
Loss from discontinued operations - Classic Care	(1,600)	-	(1,600)	-
Income (loss) from discontinued operations - Sespe	23,679	(85,728)	41,284	(133,929)

Gain/(loss) from discontinued operations	22,079	(85,728)	39,684	(133,929)

Net Loss	$42,896	$(191,616)	$585,214	$(764,760)

(Loss) earnings per weighted average share of
common stock outstanding - basic and diluted
From continuing operations	$0.00	$(0.00)	$0.01	$(0.02)
From discontinued operations	0.00	(0.00)	0.00	(0.00)
Total (loss) earnings per share - basic and diluted	$0.00	$(0.00)	$0.01	$(0.02)

Weighted-average shares outstanding - basic and diluted	42,616,806	41,143,479	42,616,806	38,941,539

        See accompanying notes.

        Kaire Holdings Incorporated

        and Subsidiaries

        Consolidated Statements of Cash Flows

        For the Six Months Ending June 30, 2007 and 2006

	2007	2006
Increase (decrease) in cash and cash equivalents:
Net loss	$585,214	$(764,760)
Adjustments to reconcile net loss to net cash used
in operating activities:
Accretion of convertible debt discount	151,070	251,543
(Gain)/loss from change in derivative liability	(725,152)	45,991
Gain from change in warrant liability	(29,635)	(156,293)
Non-cash interest associated with derivative liabilities	-	14,977
Consulting expense related to warrants granted	-	222,606
Common stock issued for professional services and compensation	-	139,659
Gain (loss) from discontinued operations - Sespe	(87,837)	12,064
Amortization of deferred financing costs	6,906	26,505
Changes in operating assets and liabilities:
Increase (decrease) in accrued interest on convertible notes	-	67,392
Increase (decrease) in accounts payable and accrued expenses	(98,464)	(55,027)
Increase (decrease) in liabilities of discontinued - Sespe	1,816	(14,056)
Net cash used in operating activities	(196,082)	(209,399)

Cash flow from investing activities:
Net cash used in investing activities	-	-

Cash flow from financing activities:
Proceeds from notes payable - shareholders	50,000	14,304
Proceeds from loans	200,000	-
Proceeds from convertible notes payable	-	200,000
(Increase) decrease in deferred financing costs	-	(3,013)
Net cash generated by financing activities	250,000	211,291

Net increase in cash and cash equivalents	53,918	1,892

Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at end of period	$53,918	$1,892

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$-	$-
Taxes	$-	$-

Supplementary disclosures of non-cash transactions:

During the six months ended June 30, 2007, the Company entered into the no non-cash transactions.

During the six months ended June 30, 2006, the Company entered into the following non-cash transactions:
•	Issued 1,576,545 shares of common stock for the payment of interest on a convertible note, valued at $14,977;
•	Issued 5,586,364 shares of common stock for professional services valued at $139,659;
•	Issued a warrant to purchase 12,000,000 shares of the Company's common stock in exchange for professional services valued at $222,606.

        See accompanying notes.

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        june 30, 2007

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

On July 2, 2007 an Agreement and Plan of Merger was executed between Kaire Holdings Incorporated, its wholly-owned subsidiary YesRx.com, and H&H Glass, whereby YesRx.com will acquire all of the outstanding stock of H&H Glass Corporation, an Illinois corporation.  H&H Glass was formed in 1989 and distributes Asian glass to North America.  The audit of the financial statements for H&H Glass Corporation is still in process.

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

        See accompanying notes.

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        june 30, 2007

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

The accompanying unaudited interim consolidated financial statements represent the financial activity of Kaire Holdings Incorporated and its subsidiaries.  The consolidated financial statements for the three and six months ended June 30, 2007, have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended June 30, 2007, included herein.  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  All inter-company transactions were eliminated.  The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

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

        See accompanying notes.

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        june 30, 2007

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

For the period ended June 30, 2007, there were no gross revenues of discontinued operations (Sespe).

For the three and six months ended June 30, 2006, gross revenues were $135,743 and $440,311, less approximately $76,592 and $96,610, respectively, of contractual adjustments based on reimbursement contracts, resulting in net third-party contract revenues of approximately $59,151 and $343,701 respectively.

All revenues of Sespe Pharmacy are reported in the accompanying financial statements as components of “Net loss from discontinued operations (Sespe)” (see Note 13).

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

Inventory

Inventory consists primarily of pharmaceuticals and health care products and is stated at the lower of cost or market on a first-in-first-out basis.  Sespe had no inventory as of June 30, 2007.  Inventory as of December 31, 2006, is reported in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” (see Note 13).

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

        See accompanying notes.

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        june 30, 2007

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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity.  As of June 30, 2007, the estimated fair value of the Company’s derivative liability was $975,260, as well as a warrant liability of $107,823.  As of December 31, 2006, the estimated fair value of the Company’s derivative liability was $1,700,412, as well as a warrant liability of $137,458.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model.  The model uses several assumptions including: historical  stock  price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative asset.  In valuing the debt features at December 31, 2006, the Company used the closing price of $0.010 and the respective conversion and exercise prices for the warrants.  For the period ended June 30, 2007, there was an increase in the market value of the Company’s common stock to $0.016 from $0.010 at December 31, 2006.

Deferred Financing Costs

Costs relating to obtaining debt financing are capitalized and amortized over the term of the related debt using the effective interest method.  When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

        See accompanying notes.

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        june 30, 2007

1.           Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

Effective January 1, 2005, the Company has adopted the fair-value-based method of accounting prescribed in Financial Accounting Standards Board Statement No. 123R (Accounting for Stock-Based Compensation) for its employee stock option plans.

Specifically, the Company adopted SFAS No. 123R using the “prospective method” This statement replaced FAS-123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS-95, Statement of Cash Flows.  FAS-123R requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or cancelled after that date.  The scope of FAS-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  All employee stock option grants made since the beginning of fiscal 2005 have been expensed over the related stock option vesting period based on the fair value at the date the options are granted.  Prior to fiscal 2005, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options.  The Company did not have any unvested employee stock options or warrants outstanding as of the six-month period ending June 30, 2007.

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

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87.  The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the six-month periods ended June 30, 2007 and 2006, comprehensive loss is equivalent to the Company’s net loss.

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentations.  These reclassifications had no effect on previously reported results of operations or retained earnings.

        See accompanying notes.

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        june 30, 2007

1.           Summary of Significant Accounting Policies (continued)

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred.  There were no advertising and marketing costs for the periods ended June 30, 2007 and 2006.

Long–Lived Assets

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

        See accompanying notes.

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        june 30, 2007

1.           Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on non-vested equity shares or non-vested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings.   This issue is effective for annual periods beginning after September 15, 2007.   Also in June 2007, the EITF ratified EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.”  EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense.  This issue is effective for fiscal years beginning after December 15, 2007.  The Company anticipates that these Issues will have no material impact on its financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its EITF), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2.           Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, although the Company has a profit for the six months ended June 30, 2007 of $585,214 mainly due to gains in warrant and derivative liabilities, it has experienced a loss of $764,760 for the same period prior year.  The Company has also experienced net losses of $1,313,551 and $2,160,123 for the years ended December 31, 2006 and 2005, respectively.  The Company also had a net working deficit of $4,429,578 and $5,014,791 for the periods ended June 30, 2007, and December 31, 2006, respectively.  Additionally, the Company must raise additional capital to meet its working capital needs.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

        See accompanying notes.

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        june 30, 2007

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

Also, on July 2, 2007 an Agreement and Plan of Merger was executed between Kaire Holdings Incorporated, its wholly-owned subsidiary YesRx.com, and H&H Glass, whereby YesRx.com will acquire all of the outstanding stock of H&H Glass Corporation, an Illinois corporation.

3.           Accounts Receivable – Trade

In the six months ended June 30, 2007 and 2006, approximately 0% and 33.4% of net revenues of continuing operations respectively were derived under federal and state insurance reimbursement programs with 0% and 56.4% respectively coming from private party reimbursements and other third parties.  For the six-month period ending June 30, 2007 and 2006, the breakout is as follows:

	2007	2006
Medi-Cal	0%	17.2%
Medi-Care	0%	0%
Private Party	0%	36.1%
Other third-parties	0%	46.6%

These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries.  In the opinion of management, retroactive adjustments, if any would not be material to the financial position, results of operations or cash flows of the Company.

The Company provides an allowance for doubtful accounts based upon its estimation of uncollectible accounts.  The Company bases this estimate on historical collection experience and a review of the current status of trade accounts receivable.  The Company determined that a $166,942 and a $160,000 allowance for doubtful accounts was needed as of June 30, 2007, and December 31, 2006, respectively.

Accounts receivable, net of Reserve for doubtful accounts, are reported as components of “Liabilities of discontinued operations (Sespe)” in the accompanying financial statements (see Note 13).  As of June 30, 2007, 100% of Sespe Pharmacy’s accounts receivable were reserved as doubtful.

4.           Convertible Notes Payable

During the six months ended June 30, 2007, and during the years ended December 31, 2006, 2005, 2004 and 2003, the Company issued convertible notes to third parties.  As part of several of the financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

Date of Note	Amount of Notes	Conversion Price	Term of Note
December 12, 2003 (2)	$676,576	$ 0.04 or 70% (1)	3 years
May 3, 2004	650,000	$ 0.09 or 85% (1)	3 years
March 29, 2005	125,000	$ 0.04 or 85% (1)	1 year
June 23, 2005	350,000	$ 0.03 or 80% (1)	2 years
December 13, 2005 (2)	150,000	70%	2 years
March 13, 2006 (2)	100,000	70%	2 years
April 11, 2006 (2)	100,000	70%	2 years

Total convertible notes	2,151,576
Less unamortized bond discount	(53,567)
Net convertible notes	$2,098,009

Date of Warrants Issued	Number of Warrants	Exercise Price	Term of Warrants
May 3, 2004	1,666,667	$0.147	5 years
March 29, 2005	694,444	$0.042	5 years
March 29, 2005	3,000,000	$0.040	5 years
June 23, 2005	1,666,667	$0.040	5 years

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

4.           Convertible Notes Payable (continued)

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

The debt discount is being accreted using the effective interest method over the term of the note.  The value of the discount on the converted notes on the books is being accreted over the term of the note (three years).  For the six months ended June 30, 2007 and 2006, the Company accreted $151,070 and $251,543, respectively, of debt discount related to the Notes.

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

These amounts have been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance.  The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with the closing price on the date of issuance and the respective exercise price, a 5 year term, and the volatility factor relative to the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  In valuing the warrants at December 31, 2005, the Company used the closing price of $0.025, the respective exercise price, the remaining term on each warrant, and a volatility of 113%.  In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense).  The warrant derivative liability at December 31, 2005, had increased to a fair value of $126,095, due in part to a decrease in the market value of the Company’s common stock to $0.025 from $0.055 at December 31, 2004 which resulted in Other Income of $105,771 on the Company’s books.

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

For the year ended December 31, 2006, the warrant derivative liability had increased to a value of $137,458, due to the issuance of the warrant in February 2006 with a valuation at issuance of $222,606 offset by a decrease in warrant values due to a decrease in the market value of the Company’s common stock to $0.010 from $0.025 at December 31, 2005, which resulted in an “Other Income” item of $211,243 for the year ended

4.           Convertible Notes Payable (continued)

Warrants continued

December 31, 2006.  The Company used a closing price of $0.010, the respective exercise prices, remaining time till maturity and a 153% volatility factor.

For the six months ended June 30, 2007, the warrant derivative liability had decreased to a value of $107,823, due to the cancellation of warrant issued in February 2006 with a valuation at issuance of $222,606 offset by increases in warrant values due to an increase in the market value of the Company’s common stock to $0.016 from $0.010 at December 31, 2006, which resulted in an “Other Income” item of $29,635 for the six-month period ended June 30, 2007.  The Company used a closing price of $0.016, the respective exercise prices, remaining time till maturity and a 196% volatility factor.

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

4.           Convertible Notes Payable (continued)

Debt Features (continued)

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

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120-day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  In valuing the debt features at June 30, 2007 the Company used the closing price of $0.016 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 196%.  For the six months ended June 30, 2007, the estimated value of the debt features decreased to $975,260, thus the Company recorded Other Income on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $725,152 for the six months ended June 30, 2007.

Pursuant to the terms of the Notes, the Company has the option of prepaying the outstanding Principal Amount in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon and any and all other sums due.

4.           Convertible Notes Payable (continued)

Debt Features (continued)

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

4.           Convertible Notes Payable (continued)

Debt Features (continued)

For the six months ended June 30, 2007, the Company recorded Other Income of $725,152 and $29,635 related to the decrease in value of the debt features and decrease in value of the warrants, respectively.  A tabular reconciliation of this adjustment follows:

For the six months ended June 30, 2007:

$29,635	income, decrease in value of 2003, 2004, 2005, 2006 and 2007 warrant liability
725,152	income, decrease in value of 2003, 2004, 2005, 2006 and 2007 derivative liability
$754,787	other income related to convertible debt

For the six months ended June 30, 2006:

$156,293	income, decrease in value of 2003, 2004, 2005 and 2006 and warrant liability
(45,991)	expense, increase in value of 2003, 2004, 2005 and 2006 derivative liability
$110,302	other income related to convertible debt

For the six months ended June 30, 2007:

$0	of interest expense related to accretion of 2003 convertible debt
79,938	of interest expense related to accretion of 2004 convertible debt
45,876	of interest expense related to accretion of 2005 convertible debt
25,256	of interest expense related to accretion of 2006 convertible debt
$151,070	of interest expense related to convertible debt

For the six months ended June 30, 2006:

$51,888	of interest expense related to accretion of 2003 convertible debt
102,514	of interest expense related to accretion of 2004 convertible debt
83,873	of interest expense related to accretion of 2005 convertible debt
13,268	of interest expense related to accretion of 2006 convertible debt
$251,543	of interest expense related to convertible debt

        See accompanying notes.

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        june 30, 2007

4.           Convertible Notes Payable (continued)

Debt Features (continued)

The balance of the carrying value of the convertible debt as of December 31, 2006 and June 30, 2007 is:

$1,373,570	December 31, 2005 value
99,044	original carrying value on 2006 convertible debt
474,325	accretion of convertible debt
$1,946,939	December 31, 2006 carrying value of debt

$1,946,939	December 31, 2006 value
0	original carrying value on 2007 convertible debt
151,070	accretion of convertible debt
$2,098,009	June 30, 2007 carrying value of debt

The balance of the carrying value of the derivative liability as of December 31, 2006 and June 30, 2007 is:

$1,497,659	December 31, 2005 value of derivative liability
100,956	original values of 2006 derivative liability
44,454	increase in values of 2003 derivative liability
(11,470)	increase in values of 2004 derivative liability
64,090	increase in values of 2005 derivative liability
4,723	increase in values of 2006 derivative liability
$1,700,412	December 31, 2006 value of derivative liability

$1,700,412	December 31, 2006 value of derivative liability
0	original values of 2007 derivative liability
(321,326)	decrease in values of 2003 derivative liability
(138,916)	decrease in values of 2004 derivative liability
(178,747)	decrease in values of 2005 derivative liability
(86,163)	decrease in values of 2006 derivative liability
$975,260	June 30, 2007 value of derivative liability

4.           Convertible Notes Payable (continued)

Debt Features (continued)

The balance of the carrying value of the warrant liability as of December 31, 2006 and June 30, 2007 is:

$126,095	December 31, 2005 value of warrant liability
222,606	original carrying values of 2006 warrant liability
(11,302)	income, decrease in value of 2004 warrant liability
(70,038)	income, decrease in value of 2005 warrant liability
(129,903)	income, decrease in values of 2006 warrant liability
$137,458	December 31, 2006 value of warrant liability

$137,458	December 31, 2006 value of warrant liability
0	original carrying values of 2006 warrant liability
8,935	expense, increase in value of 2004 warrant liability
34,226	expense, increase in value of 2005 warrant liability
(72,796)	income, decrease in values of 2006 warrant liability
$107,823	June 30, 2007 value of warrant liability

5.           Common Stock Transactions

Common stock transactions during the six months ending June 30, 2007

None.

Common stock transactions during the six months ending June 30, 2006

The Company issued 1,576,545 shares of common stock for conversion of $14,978 of note interest.

The Company issued 5,586,364 shares of common stock for professional services valued at $139,659.

6.           Related Party Transactions

None.

7.           Property and Equipment

Property and equipment included in “Liabilities of discontinued operations - Sespe” at June 30, 2007, and December 31, 2006, consisted of the following:

	June	December
	2007	2006
Furniture and fixtures	$-	$85,000
Vehicles	-	14,712
Computers and equipment	-	22,094
	-	121,806
Less accumulated depreciation and amortization	(-)	(103,719)
	-	18,087
Less expense for disposal of assets	-	(18,087)
Total	$-	$-

The Company disposed of all property and equipment in the discontinuation of operations at Sespe Pharmacy and recorded $18,087 expense in connection with the disposal of these assets at December 31, 2006.

Depreciation and amortization expense for the six months ended June 30, 2007 and 2006, was $0 and $12,064, respectively.  Depreciation expenses are reported as Other Expenses in “Loss from discontinued operations (Sespe)” in the accompanying financial statements (see Note 13).

8.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
Accounts payable	$20,669	$75,982
Accrued professional and related fees	71,800	114,950
Accrued officer’s compensation	118,143	118,143
Accrued settlements	25,692	25,692
Total	$236,304	$334,767

Accounts payable and accrued expenses of Sespe are reported as components of “Liabilities of discontinued operations (Sespe)” in the accompanying financial statements (see Note 13) and consisted of the following:.

	2007	2006
Accounts payable	$225,198	$327,963
Accrued liabilities	1,175	1,175
Accrued payroll and related liabilities	4,853	37,340
Accrued settlements	7,024	7,024
Sales tax payable	-	43
Total	$238,250	$373,545

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

9.           Commitments and Contingencies (continued)

Litigation (continued)

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

        See accompanying notes.

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        june 30, 2007

9.           Commitments and Contingencies (continued)

Litigation (continued)

H.D. Smith Wholesale Drug Company – Action for breach of contact and other various causes of action

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherowitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care.  H.D. Smith was seeking $430,205 plus interest.  On December 30, 2004, a settlement was reached where Kaire is obligated to pay the plaintiff $50,000.  Kaire’s payment obligation will mature upon court approval of the settlement, with $10,000 due immediately (paid July 8, 2005) and the balance paid based on 12 monthly installments of $3,077 (which includes interest of 7.50%) to commence shortly thereafter.  The balance owed as of December 31, 2006, and June 30, 2007, was $25,692.  Kaire is currently in breach under this settlement agreement.

McKesson Medical – Surgical Inc. v. Effective Health

On January 20, 2005, McKesson Medical-Surgical, Inc. (“Plaintiff”) filed a complaint against Effective Health, Inc., a subsidiary of Kaire, for failure to pay the principal sum of $17,466 for goods and/or services.  A settlement was reached in October 2005 calling for Effective Health to pay $2,000 upon execution and $1,300 a month until the balance is paid off.  The balance owed as of December 31, 2006, and June 30, 2007, was $1,375, and is included in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” (see Note 13).

Ventura County Superior Court, Case No. CIV234713

On June 27, 2005, Independent Pharmacy Cooperative (“IPC”) filed a complaint in the Superior Court of California, County of Ventura, Case No. CIV234713, against EHI.  IPC alleged that EHI failed to pay the principal sum of $12,587 for staffing services rendered.

The parties to that action entered into a settlement and mutual release agreement in October 2005, wherein EHI agreed to pay the aggregate sum of $12,587 in accordance with structured terms spanning over approximately eight (8) months.  Although most of that sum has been paid, EHI defaulted and, on or about October 5, 2006, IPC obtained a default judgment against EHI for the principal sum.  The balance owed as of December 31, 2006, and June 30, 2007, was $5,649, and is included in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” (see Note 13).

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

        See accompanying notes.

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        june 30, 2007

9.           Commitments and Contingencies (continued)

Litigation (continued)

Pharm-Aid, Inc. v. Effective Health, Inc., et al.

On October 2, 2006, Pharm-Aid, Inc. (“Pharm-Aid”) filed a complaint in the Superior Court of California, County of San Diego, Case No. GIN056019, against EHI.

Pharm-Aid alleges that EHI has failed to pay the principal sum of $25,279 for staffing services rendered.  Given the fact that EHI was served on October 26, 2006, the Company’s counsel feels that they have not gathered sufficient facts in order to render an opinion as to the validity of Pharm-Aid’s claim.  The Company had recorded a liability which was included in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” as of December 31, 2006.  However, Pharm-Aid withdrew the Judgment.  The recorded liability has been removed accordingly, and the Company recorded $25,279 other income related to forgiveness of debt, which is included in the accompanying financial statements as a component of “Income (loss) from discontinued operations – Sespe” (see Note 13).

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 2006, or June 30, 2007.

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

Rent expense for the six months ended June 30, 2007 and 2006, was $5,000 and $16,285, respectively, and is included in the accompanying financial statements as a component of “Loss from discontinued operations (Sespe)” (see Note 13).

        See accompanying notes.

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        june 30, 2007

9.           Commitments and Contingencies (continued)

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

Consulting Agreements

The Company has various consulting agreements that provide for issuance of the Company’s common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants.  These agreements relate primarily to raising of capital, accounting services, legal services, and professional services rendered in connection with the Company’s acquisition efforts.  The Company has no amounts due under these agreements as of June 30, 2007 and December 31, 2006.

10.           Stock Options and Warrants

In January 2005, the Company adopted the provisions of SFAS Nos. 123R using the prospective method.

The Company did not grant any options to employees for the periods ending June 30, 2007 and December 31, 2006.  No employee stock options were outstanding or exercisable at June 30, 2007 and December 31, 2006.

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

        See accompanying notes.

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        june 30, 2007

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

The following table summarizes information with respect to stock warrants outstanding and exercisable at June 30, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2007	Weighted Average Exercise Price

$0.03 - $0.17	25,972,221	2.83	$0.06	25,972,221	$0.06

	25,972,221	2.21	$0.06	25,972,221	$0.06

The following table summarizes information with respect to stock warrants outstanding and exercisable at December 31, 2006:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2006	Weighted Average Exercise Price

$0.03 - $0.17	37,972,221	3.21	$0.06	37,972,221	$0.06

	37,972,221	3.21	$0.06	37,972,221	$0.06

        See accompanying notes.

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        june 30, 2007

10.           Stock Options and Warrants (continued)

The following summarizes the Company’s stock option and warrants activity:

	Warrants And Stock Options Outstanding	Weighted Average Exercise Price

Outstanding December 31, 2005	25,972,221	$0.06

Granted February 28, 2006	12,000,000	$0.05
Exercised	-	$-
Expired/Cancelled	-	$-

Outstanding December 31, 2006	37,972,221	$0.06

Granted 2007	-	$-
Exercised	-	$-
Expired/Cancelled	(12,000,000)	$0.05

Outstanding June 30, 2007	25,972,221	$0.06

The Company has 25,972,221 warrants outstanding as of June 30, 2007, and 37,972,221 as of December 31, 2006.  The weighted exercise price of the outstanding warrants as of June 30, 2007 is $0.06.  The outstanding warrants have a clause that causes the exercise price can be adjusted down by the Company upon certain Company actions.  The warrants expire 5 years from the original date of grant.  The Company has not repriced any warrants as of June 30, 2007.

11.           Loss per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period.  As of June 30, 2007 and 2006, potentially dilutive securities consist of convertible debentures convertible into 179,298,000 and 179,298,000 common shares and warrants convertible into 25,972,221 and 37,972,221 shares respectively.  Earnings per share-dilutive does not include the effect of potentially dilutive securities for the periods ended June 30, 2007 and 2006.  The loss from operations for the period ended June 30, 2007, and the loss from operations and the net loss for the period ended June 30, 2006, make these securities anti-dilutive.

        See accompanying notes.

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        june 30, 2007

12.           Discontinued Operations – Classic Care, Inc.

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

There was no income or loss related to the discontinued operations of Classic Care during the six months ended June 30, 2006.  During the three months ended June 30, 2007, the Company recorded $1,600 expense for the payment of fees to the Franchise Tax Board.

13.           Discontinued Operations – Sespe Pharmacy (Effective Health, Inc.)

In November 2002, the Company, through its subsidiary Effective Health, Inc., purchased certain assets of Sespe Pharmacy, a privately-held company located in Fillmore, California.  The asset acquisition was concluded on January 26, 2003.  In February 2007, the Company decided to voluntarily dissolve Sespe Pharmacy.  The Company ceased all operations of Sespe effective February 4, 2007.  The results of operations of Sespe have been reported separately as discontinued operations.  For financial reporting purposes, the assets and liabilities of Sespe have been classified in the accompanying Balance Sheets as of June 30, 2007 and December 31, 2006, under “Liabilities of discontinued operations (Sespe)” and comprise the following:

	June 30, 2007	December 31, 2006
Assets:
Cash	$31	$43
Accounts receivable	-	7,168
Inventory	-	46,454
Total assets	$31	$53,665

Liabilities:
Accounts payable and accrued expenses	$(238,250)	$(373,545)
Note payable – related party	-	(4,360)
Total liabilities	$(238,250)	$(377,905)

Net Assets (Liabilities) of Discontinued Operations	$(238,219)	$(324,240)

        See accompanying notes.

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        june 30, 2007

13.           Discontinued Operations – Sespe Pharmacy (Effective Health, Inc.) (continued)

The following is a breakdown of the operations of Sespe Pharmacy discontinued operations for the six month period ended June 30, 2007 and 2006:

	2007	2006
Revenues	$-	$373,679
Cost of sales	-	(277,372)
Operating expenses	(51,895)	(217,372)
Other income	94,779	-
Other expense	(1,600)	(12,864)
Net Income (loss)	$41,284	$(133,929)

14.           Subsequent Events

Merger with H&H Glass Corporation

On January 23, 2007, Kaire Holdings Corporation’s and its wholly-owned subsidiary YesRx.com executed a Letter of Intent whereby YesRx.com will acquire all of the outstanding Stock of H&H Glass Corporation, an Illinois corporation.  The terms of the acquisition includes the issuance of 828,000,000 shares common stock of the Company; appointment of two or more additional members to the Company’s Board of Directors; and restructuring of the Company’s existing convertible debt into zero coupon fixed rate convertible preferred shares with a two year hold on any conversions.  The Agreement and Plan of Merger was consummated on July 2, 2007.  The audit of the H&H Glass Corporation’s financial statements is still in process.

        See accompanying notes.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

Our general operating plan up until December 31, 2006 was focused on delivering specialized programs and services targeted areas within the senior and chronic health care market.  However, the loss of our Medi-Cal provider number and the inability to ramp up non-medical business to a level that would sustain a publicly traded entity, we decided that in 2007 we needed to change the direction of the business.  Therefore, in 2007 we have done the following to date:

•
   On January 23, 2007, Kaire Holdings, Inc., through its subsidiary YesRx.com, signed a letter of intent to acquire H&H Glass, an Illinois corporation, which was formed in 1989 and distributes Asian glass to North America.  In fiscal year December 31, 2005, H&H Glass had net revenues of approximately $13.5 million and net earnings of approximately $0.5 million.  This acquisition was consummated on July 2, 2007 with the execution of the Agreement and Plan of Merger by the parties.

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

 Concerning working capital, historically our revenues have been insufficient to cover the cost of running Kaire Holdings operations and pay its non-operational costs.   However as of February 4, 2007, the pharmacy operation was shut down and all costs related to that operation were also discontinued.   We estimated that an additional $250,000 in funds would be needed to carry us through until the acquisition should be in place.  Two promissory notes were issued on February 15, 2007 for an aggregate of $250,000 to cover those needs.

Results of Operations

Three and Six Months Ended June 30, 2007 Compared to June 30, 2006

Revenue:

Revenue is part of discontinued operations which are discussed below.

Cost of Goods Sold:

Cost of goods sold is part of discontinued operation which are discussed below.

Gross Profit:

Gross profit is part of discontinued operation which are discussed below.

Operating Expenses:

The pharmacy’s operating expenses are part of discontinued operations and will be shown below.

Operating expenses for the three and six month period ended June 30, 2007 were $18,511 and $51,281 respectively for a decrease of $79,672 (81.2%) and $350,732 (87.2%) respectively from the same period prior year.  The $350,732 decrease in operating expenses was mostly attributable to decreases in the following: 1) salaries and related expenses of $24,950 (49.9%) and 2) general administration of $300,782 (85.4%) a result of the discontinuing of pharmacy operations. The $300,782 decrease in general and administrative expense was primarily due to consulting expense recorded in 2006 in connection with warrants issued to a consultant in exchange for professional services valued at $222,606.  These warrants were cancelled in January 2007.  In addition the decrease in operating expenses included decreases in 1) accounting expenses of  $32,133 (46.0%), 2) consulting expenses of $22,500 (100.0%), 3) legal expenses of $29,899 (93.4%) offset by an increase of $6,406 (128.2%) in miscellaneous expenses.

Other Income (Expense):

Interest expenses for the three and six month period ended June 30, 2007 was $0 and $0 respectively for a decrease of $43,031 (100.0%) and $83,520 (100.0%) respectively from the same period prior year due to a freeze on interest charges on the convertible debt as part of the acquisition of H&H Glass.  Warrant liability income/(expense) for the three and six month period ended June 30, 2007 was ($27,655) and $29,635 respectively for a decrease of $88,947 (145.1%) and $126,658 (81.0%) respectively over the same period prior year.  This change was due to an increase in the valuation of the warrant liability for the quarter, but a decrease in the valuation for the six month period due to the cancellation of 12,000,000 warrants in the first quarter.  Derivative liability income for the three and six month periods ending June 30, 2007 $135,386 and $725,152 for an increase of $49,103 (56.9%) and $771,143 (1,676.7%) respectively over the same period prior year.  This increase was a result of an increase in the valuation of the derivative liability.  Accretion of convertible debt discount expense for the three and six month periods ending June 30, 2007 was $66,956 and $151,070 for a decrease of $53,339 (44.3%) and $100,473 (39.9%) respectively over the same period prior year.  The decrease is a result an increase in the valuation of the derivative liability.  Debt issuance costs for the three and six month period ending June 30, 2007 was $1,447 and $6,906 for a decrease of $11,805 (89.1%) and $18,449 (72.8%) respectively over the same period prior year, which is a result of the costs associated with the issuance of additional debt subsequent to June 30, 2005 becoming fully amortized during the current quarter.

Discontinued Operations:

Classic Care:  During the three months ended June 30, 2007, California state franchise taxes for the year 2005 and 2006 of $800 per year were paid for an aggregate of $1,600.  There was no equivalent expense recorded in the same period in 2006.

Sespe Pharmacy (Effective Health, Inc.):

Revenue

Net revenue from Sespe Pharmacy discontinued operations for the three and six month periods ended June 30, 2007 was $0 and $0, respectively, as compared to $87,593 and $373,679 for the same periods in 2006, or a decrease of $87,593 (100.0%) and $373,679 (100.0%).   The decrease in sales is a result of the discontinuation of the pharmacy business as of February 4, 2007.

Cost of Goods Sold

Cost of goods sold from Sespe Pharmacy discontinued operations for the three- and six-month period ended June 30, 2007, was $0 and $0, respectively, as compared to $64,008 and $277,372 for the same periods in 2006, or a decrease of $64,008 (100.0%) and $277,372 (100.0%).  The decrease in cost of goods sold is a result of the discontinuation of the pharmacy business as of February 4, 2007.

Operating Expenses:

Operating expenses from Sespe Pharmacy discontinued operations for the three- and six- month periods ending June 30, 2007 was $51,895 compared to expenses of $102,402 and $217,372 for the same periods in 2006, respectively, or a decrease of $102,402 (100.0%) and $165,477 (76.1%), respectively.   The decrease in operating expenses is a result of the discontinuation of the pharmacy business as of February 4, 2007.

Other Income:

Other income from Sespe Pharmacy discontinued operations for the three- and six-month periods ending June 30, 2007, was $23,679 and $94,779, respectively, compared to $0 and $0 for the same periods in 2006.  This other income was entirely due to the write off of accounts payable related to services that would no longer be provided due to the discontinuation of the pharmacy business in February 2007 plus the write off of legal reserves for a judgment that was released.

Other Expense:

Other expenses from Sespe Pharmacy discontinued operations for the three- and six-month periods ending June 30, 2007, were $1,600 and $1,600 compared to $6,911 and $12,864, respectively for the same periods in 2006, or a decrease of $5,311 (76.9%) and $11,264 (87.6%).  The decrease in other expense is entirely due to depreciation expense related to the property, plant and equipment which was disposed of as a result of the discontinuation of the pharmacy business as of February 4, 2007 offset by the payment of California state franchise taxes for the year 2005 and 2006 of $800 per year for an aggregate of $1,600.

Federal Income Tax

No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception. Through the six month period ending June 30, 2007, the Company incurred a net income after discontinued operations for tax purposes of approximately $585,214. The net operating loss carry forward may be used to reduce taxable income through the year 2014. The Company's tax returns have not been audited by the Internal Revenue Service. The carry forward amounts may therefore be subject to audit and adjustment. As a result of the Tax Reform Act, the availability of net operating loss carry forwards can be deferred, reduced or eliminated under certain circumstances. Net operating losses in the State of California were not available for use during 1992 and the carry forward period has generally been reduced from fifteen years to five years

The decision to discontinue operations was based on our inability to adequately grow revenues through none Medi-Cal clients.  That being the case, we decided to change business directions in 2007 in an industry that had fewer road blocks.  That decision resulted in the acquisition of H&H Glass by our YesRx.com subsidiary consummated on July 2, 2007.

Liquidity and Capital Resources

Cash flow used in operations for the six month period ending June 30, 2007 amounted to ($196,082), which mainly consisted of the following:  1) gain from the change in derivative liability of $725,152, 2) gain from the change in warrant liability of $29,635, 3) decrease in account payable and accrued expenses of $98,464 and 4) a decrease in liabilities of discontinued – Sespe of $87,837 offset by the following: 1) the net profit for the six months ending June 30, 2007 of $585,214, 2) accretion of convertible debt discount of $151,070, 3) gain from discontinued operations – Sespe of $1,816 4) amortization of deferred financing costs of $6,906.

Net cash used in investing activities for the six month period ending June 30, 2007 was $nil.

Net cash generated from financing activities for the six month period ending June 30, 2007 was $250,000 which consisted primarily of proceeds from notes payable – shareholder of $50,000 and proceeds from a third party loan of $200,000.

On June 30, 2007 the Company had total assets of $53,918 compared to $6,906 on December 31, 2006, an increase of $47,012 or 680.7%.  The Company had a total stockholder's deficit of $4,429,578 on June 30, 2007, compared to a stockholders deficit of $5,014,791 on December 31, 2006, a decrease of $585,213 or 11.7%.  As of June 30 , 2007 the Company's working capital position increased by $585,213 (11.7%) from a working capital deficit of $5,014,791 at December 31, 2006 to a working capital deficit of $4,429,578 at June 30, 2007. This result was attributed primarily to
1) increase in cash of $53,918 (no cash at December 31, 2006), 2) decrease in accounts payable and accrued expenses of $98,463 (29.4%), 3) decrease in the derivative liability of $725,152 (42.6%), 4) decrease in the warrant liability of $29,635 (21.6%), and 5) a decrease in discontinued operation liabilities of $86,021 (26.5%), offset by 1) a decrease in deferred financing costs of $6,906 (100.0%), 2) an increase in advances from shareholders of $50,000 (50.4%), 3) an increase in notes payable of $200,000 (no such loan at December 31, 2006),and  4) a decrease in convertible debt discount  of $151,070 (7.8%).

Estimated future cash requirements

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs however it is unlikely that there will be sufficient capital to meet our non operational needs.  Kaire Holdings basically has no operating expenses and as of July 2, 2007 it acquired  H&H Glass through its subsidiary YesRx.com, which is profitable and has a positive cash flow.  More information will be available upon the completion of the audit of H&H Glass.  However, management anticipates that H&H Glass will have adequate cash flow over the next twelve months without the need for outside capital.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, though the Company has a profit for the six months ended June 30, 2007 of $585,214 as a result of gains in warrant and derivative liabilities, it has experienced a loss of $764,760 for the same period prior year.  The Company has also experienced net losses of $1,313,551 and $2,160,123 for the years ended December 31, 2006 and 2005, respectively.  The Company also had a net working deficit of $4,429,578 and $5,014,791 for the periods ended June 30, 2007 and December 31, 2006 respectively.  Additionally, the Company must raise additional capital to meet its working capital needs.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Also, on July 2, 2007 an Agreement and Plan of Merger was executed between Kaire Holdings Incorporated, its wholly-owned subsidiary YesRx.com, and H&H Glass, whereby YesRx.com will acquire all of the outstanding stock of H&H Glass Corporation, an Illinois corporation.

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

McKesson Medical – Surgical Inc. v. Effective Health

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

KAIRE HOLDINGS INCORPORATED.
(Registrant)

Date:  August 17, 2007                                                      By: /s/ Steven  R.Westlund
           Steven Westlund
                                 Chief Executive Officer, Chairman