Form 10QSB
period 2007-11-19
KAIRE HOLDINGS INC
filed 2007-11-19
CIK 822997

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

                                                [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class of Common Stock                                                                           Outstanding at November 15, 2007
                               $.001 par value                                                                                                       900,000,000  shares

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
                                December 31, 2006 and September 30, 2007 (unaudited)
Condensed Consolidated Statements of Operations (Unaudited)
for the three months ended September 30, 2006 and 2007

Condensed Consolidated Statements of Operations (Unaudited)
for the nine months ended September 30, 2006 and 2007

Condensed Consolidated Statements of Cash Flows (Unaudited)
                            for the nine months ended September 30, 2006 and 2007

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters of a Vote to Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
for the Three and Nine Months Ended
September 30, 2007

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
For the Three and Nine Months Ended
September 30, 2007

C  O  N  T  E  N  T  S

Consolidated Balance Sheets	1

Consolidated Statements of Operations	2

Consolidated Statements of Cash Flows	3

Notes to Consolidated Financial Statements	4 – 29

        Kaire Holdings Incorporated

        and Subsidiaries

        Consolidated Balance Sheets

        As of September 30, 2007, and December 31, 2006

	September 30, 2007	December 31, 2006
Current Assets	(unaudited)	(audited)
Cash	$1,263,211	$589,995
Temporary investments	251,382	223,972
Accounts receivable (net of reserve for doubtful
accounts of $0 and $0, respectively)	3,512,798	3,776,843
Inventories	548,859	-
Debt issuance costs	-	6,906

Total Current Assets	5,576,250	4,597,716

Property, plant and equipment, net of accumulated
depreciation of $25,499 and $22,457, respectively	12,505	15,547

Other Assets
Deposits	6,496	6,496
Deferred Tax Asset	160,605	160,605

Total Other Assets	167,101	167,101

Total Assets	$5,755,856	$4,780,364

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$3,450,871	$2,886,185
Management fees payable	308,250	347,566
Income taxes payable	-	163,843
Advances from shareholders	146,766	99,266
Related party advances	6,021	6,021
Loans payable	200,000	-
Convertible debt	2,119,029	1,946,939
Derivative liability	929,439	1,700,412
Warrant liability	120,415	137,458
Accrued interest - convertible	472,594	472,594
Liabilities of discontinued operations (Sespe)	237,558	324,240

Total Current Liabilities	7,990,943	8,084,524

Stockholders’ Equity
Common stock: $0.001 par value, 900,000,000 shares
authorized, 900,000,000 issued and outstanding	900,000	900,000
Additional paid-in capital	-	-
Accumulated other comprehensive income	109,620	82,210
Retained earnings	(3,244,707)	(4,286,370)

Total Stockholders’ Equity	(2,235,087)	(3,304,160)

Total Liabilities and Stockholders’ Equity	$5,755,856	$4,780,364

        See accompanying notes.

        Kaire Holdings Incorporated

        and Subsidiaries

        Consolidated Statements of Operations

        For the Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$5,226,199	$4,547,008	$13,613,106	$10,154,218
Cost of goods sold	(4,647,654)	(4,023,138)	(11,968,225)	(8,815,258)

Gross Profit	578,545	523,870	1,644,881	1,338,960

Operating Expenses
Administrative expenses	270,120	174,563	716,935	842,248
Rent	24,944	18,910	63,052	56,152
Salaries and wages	97,644	123,916	349,783	407,561

Total Operating Expenses	392,708	317,389	1,129,770	1,305,961

Income from Operations	185,837	206,481	515,111	32,999

Other Income/(Expenses)
Debt issuance costs	-	(5,459)	(6,906)	(31,964)
Interest income	5,932	2,793	16,207	8,345
Other income	-	-	-	21,298
Interest expense	-	(41,032)	-	(123,402)
Other expense	-	-	-	(192)
Change in valuation of warrant liability	(12,592)	65,635	17,043	221,928
Change in valuation of derivative liability	45,821	(29,051)	770,973	(75,042)
Accretion of convertible debt	(21,020)	(112,356)	(172,090)	(363,899)

Total Other Income/(Expenses)	18,141	(119,470)	625,227	(342,928)

Pre-tax Income from Continuing Operations	203,978	87,011	1,140,338	(309,929)

Income tax expense	(83,500)	(14,667)	(138,357)	(14,667)

Net Income from Continuing Operations	120,478	72,344	1,001,981	(324,596)

Income/(Loss) on Discontinued Operations
Loss on discontinued operations (Classic Care)	-	-	(1,600)	-
Income/(loss) on discontinued operations (Sespe)	-	(105,408)	41,284	(239,337)

Income/(Loss) on Discontinued Operations	-	(105,408)	39,684	(239,337)

Net Income / (Loss)	120,478	(33,064)	1,041,665	(563,933)

Other Comprehensive Income/(Loss)
Unrealized gain/(loss) on investments	(23,065)	-	27,410	17,465

Comprehensive Income/(Loss)	$97,413	$(33,064)	$1,069,075	$(546,468)

Earnings per weighted average share of common stock - basic
From continuing operations	0.00	0.00	0.00	0.00
From discontinued operations	0.00	0.00	0.00	0.00
Total earnings per share – basic	$0.00	$0.00	$0.00	$0.00

Earnings per weighted average share of common stock - diluted
From continuing operations	0.00	0.00	0.00	0.00
From discontinued operations	0.00	0.00	0.00	0.00
Total earnings per share - diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding - basic	900,000,000	900,000,000	900,000,000	900,000,000
Weighted average shares outstanding - diluted	900,000,000	900,000,000	900,000,000	900,000,000

        See accompanying notes.

        Kaire Holdings Incorporated

        and Subsidiaries

        Consolidated Statements of Cash Flows

        For the Nine Months Ending September 30, 2007 and 2006

	2007	2006
Increase (decrease) in cash and cash equivalents:	(unaudited)	(unaudited)
Net income/(loss)	$1,041,665	$(563,933)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation expense	3,042	3,882
Accretion of convertible debt discount	172,090	363,899
(Gain)/loss from change in derivative liability	(770,973)	75,042
Gain from change in warrant liability	(17,043)	(221,928)
Non-cash interest associated with derivative liabilities	-	14,977
Consulting expense related to warrants granted	-	222,606
Common stock issued for professional services and compensation	-	139,659
Non-cash gains (losses) from discontinued operations - Sespe	(87,837)	78,025
Amortization of deferred financing costs	6,906	31,964
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	264,045	(1,570,601)
(Increase) decrease in inventory	(548,859)	-
Increase (decrease) in accrued interest on convertible notes	-	108,424
Increase (decrease) in income taxes payable	(163,843)	(244,942)
Increase (decrease) in management fees payable	(39,316)	(59,750)
Increase (decrease) in accounts payable and accrued expenses	564,685	1,321,825
Increase (decrease) in liabilities of discontinued - Sespe	1,154	28,422
Net cash provided by (used in) operating activities	425,716	(272,429)

Cash flow from investing activities:
Net cash used in investing activities	-	-

Cash flow from financing activities:
Proceeds from notes payable - shareholders	50,000	14,304
Payments on notes payable - shareholders	(2,500)	-
Proceeds from loans	200,000	-
Proceeds from convertible notes payable	-	200,000
(Increase) decrease in deferred financing costs	-	(3,012)
Net cash generated by financing activities	247,500	211,292

Net increase in cash and cash equivalents	673,216	(61,137)

Cash and cash equivalents at beginning of year	589,995	219,340

Cash and cash equivalents at end of period	$1,263,211	$158,203

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$-	$-
Taxes	$302,200	$259,609

During the nine months ended September 30, 2007, the Company entered into the following non-cash transactions.
Issued 857,383,194 shares of common stock in connection with the merger with H&H Glass.

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

        Notes to Consolidated Financial Statements

        September 30, 2007

1.                          Summary of Significant Accounting Policies

Nature of Operations

On July 2, 2007, Kaire Holdings Incorporated (“Kaire” or “the Company”) acquired all the outstanding shares of H&H Glass, Inc. (“H&H Glass”), in exchange for 828,000,000 shares of its common stock in a reverse triangular merger (the “Merger”).  The acquisition has been accounted for as a reverse merger (recapitalization), with H&H Glass deemed to be the accounting acquirer.  Accordingly, the historical financial statements presented herein are those of H&H Glass, as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to capital in excess of par value, and those of Kaire (the legal acquirer) since the Merger.  The retained earnings of the accounting acquirer have been carried forward after the acquisition, and H&H Glass’s basis of its assets and liabilities were carried over in the recapitalization.  Operations prior to the business combination are those of the accounting acquirer.

Organization and Line of Business

Kaire Holdings Incorporated, a Delaware corporation, was incorporated on June 2, 1986.

Kaire Holding’s wholly-owned subsidiary, H&H Glass, Inc., an Illinois corporation, was incorporated on July 1, 1989.  H&H Glass distributes glass containers in North America.  It imports glass mainly from China and Taiwan.

History

Effective February 3, 1998, Kaire changed its name to Kaire Holdings Incorporated from Interactive Medical Technologies, Ltd.

In 1999, the Company formed YesRx.Com, Inc., an Internet drugstore focused on pharmaceuticals, health, wellness and beauty products.  The Company focused on selling drugs for chronic care as opposed to emergency needs and works mainly with the patient who has regular medication needs and requires multiple refills.  This business was phased out during the year ended December 31, 2001.

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

In November 2002, the Company, through its subsidiary Effective Health, Inc., purchased certain assets of Sespe Pharmacy (“Sespe”), a privately-held company located in Fillmore, California.  The asset acquisition was concluded on January 26, 2003.

On January 23, 2007, Kaire Holdings Incorporated and its wholly-owned subsidiary YesRx.com executed a Letter of Intent whereby YesRx.com would acquire all of the outstanding stock of H&H Glass Corporation, an Illinois corporation.  As part of its change in business direction, on February 4, 2007, Kaire Holdings discontinued its pharmacy business, and Effective Health, Inc. has been voluntarily shut down.

On July 2, 2007 an Agreement and Plan of Merger was executed between Kaire Holdings Incorporated, its wholly-owned subsidiary YesRx.com, and H&H Glass, whereby YesRx.com acquired all of the outstanding stock of H&H Glass Corporation, an Illinois corporation.  H&H Glass was formed in 1989 and distributes Asian glass to North America.

Principles of Consolidation

The consolidated financial statements include the accounts of Kaire and its wholly-owned subsidiaries (collectively the “Company”).  The Company’s subsidiaries include H&H Glass, Effective Health, Inc. (dba Sespe Pharmacy), and YesRx.com.  Intercompany accounts and transactions have been eliminated upon consolidation.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements represent the financial activity of Kaire Holdings Incorporated and its subsidiaries.  The consolidated financial statements for the three and nine months ended September 30, 2007, have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  All inter-company transactions were eliminated in consolidation.  The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 and the pro-forma financials filed with the Form 8-K on October 3, 2007.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements.  Significant estimates include allowance for doubtful accounts and changes in the value of warrant and derivative liabilities.

        -  -

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        September 30, 2007

1.           Summary of Significant Accounting Policies (continued)

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

Third-Party Contractual Adjustments

In the Pharmaceutical business, net client revenue represents the estimated net realizable amounts from clients, third-party payors and others for sale of products or services rendered.  For revenue recognition, revenue was recorded when the prescription was filled or when services were performed.

Contractual adjustments represent the difference between the pharmacy’s established billing rate for covered products and services and amounts reimbursed by third-party payors, pursuant to reimbursement agreements.

For the period ended September 30, 2007, there were no gross revenues of discontinued operations (Sespe).

For the three and nine months ended September 30, 2006, Sespe’s gross revenues were $83,001 and $522,501 less approximately $1,653 and $68,263, respectively of contractual adjustments based on reimbursement contracts, resulting in net third-party contract revenues of approximately $81,348 and $454,238 respectively.

All revenues of Sespe Pharmacy are reported in the accompanying financial statements as components of “Net loss from discontinued operations (Sespe)” (see Note 12).

Concentration of credit risk

The Company, at times, maintains cash balances in excess of the federally insured limit of $100,000 per institution.  The uninsured balance as of September 30, 2007 was $1,045,219.  The uninsured balance as of December 31, 2006, was $497,652.

Accounts receivable are typically unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.  As of September 30, 2007, 90.2% of H&H Glass’s Accounts Receivable were attributable to five customers.  As of December 31, 2006, 91.5% of H&H Glass’s Accounts Receivable were attributable to five customers.

        -  -

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        September 30, 2007

1.           Summary of Significant Accounting Policies (continued)

Concentration of credit risk (continued)

H&H Glass purchases 100% of its glass from one vendor, an unrelated party.  During the nine-month period ended September 30, 2007, H&H Glass purchased $ 10,046,787 of products from this vendor.  In the year ended December 31, 2006, H&H Glass purchased $11,288,694 of products from this vendor.  This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass is seeking additional suppliers.

Rebates

H&H Glass occasionally has agreements with its customers to give a rebate if certain criteria are met, which are agreed upon prior to initiating the program.  Each rebate program is renegotiated annually for the following year.  A program currently in place with one customer gives a rebate based on net annual sales, excluding any special low margin transactions, noted as follows:

Net sales	Rebate
Below $2,500,000	None
$2,500,000 - $3,499,999	0.5%
$3,500,000 - $4,499,999	1.0%
$4,500,000 - $5,499,999	1.5%
$5,500,000 or more	2.0%

The rebate is based on sales from January 1 through December 31 each year.  Accordingly, H&H Glass has recorded no related expense during the nine months ended September 30, 2007 or 2006.

Net Earnings per Share

Earnings per common share is computed on the weighted average number of common shares outstanding during each year.  Basic earnings per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities when the effect would be dilutive.

Inventory

H&H Glass’s inventory at September 30, 2007, consists of goods returned by a customer and is stated at cost.  H&H Glass does not generally carry inventory and anticipates that this inventory will be sold shortly.

Sespe had no inventory as of September 30, 2007.  Inventory as of December 31, 2006, is reported in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” (see Note 12).

        -  -

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        September 30, 2007

1.           Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets.  The Company uses other depreciation methods (generally accelerated) for tax purposes.  Repairs and maintenance that do not extend the useful life of property and equipment are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the asset and its accumulated depreciation are removed from the accounts, and the resulting profit or loss is reflected in income.

The estimated service lives of property and equipment are principally as follows:

Computers and equipment	3-5 years
Furniture & Fixtures	5-7 years

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

        -  -

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        September 30, 2007

1.           Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments.  For certain of the Company’s financial instruments, including cash and cash equivalents, other current assets, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity.  As of September 30, 2007, the estimated fair value of the Company’s derivative liability was $929,439, as well as a warrant liability of $120,415.  As of December 31, 2006, the estimated fair value of the Company’s derivative liability was $1,700,412, as well as a warrant liability of $137,458.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model.  The model uses several assumptions including: historical  stock  price volatility (utilizing a rolling 120-day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative asset.  In valuing the debt features at December 31, 2006, the Company used the closing price of $0.010 and the respective conversion and exercise prices for the warrants.  For the period ended September 30, 2007, there was no net change in the market value of the Company’s common stock to $0.010 from $0.010 at December 31, 2006.

Deferred Financing Costs

Costs relating to obtaining debt financing are capitalized and amortized over the term of the related debt using the effective interest method.  When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.  During the nine months ended September 30, 2007 and 2006, the Company recorded expense for amortization of deferred financing costs of $6,906 and $31,964, respectively.

        -  -

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        September 30, 2007

1.           Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

Effective January 1, 2005, the Company has adopted the fair-value-based method of accounting prescribed in Financial Accounting Standards Board Statement No. 123R (Accounting for Stock-Based Compensation) for its employee stock option plans.

Specifically, the Company adopted SFAS No. 123R using the “prospective method” This statement replaced FAS-123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS-95, Statement of Cash Flows.  FAS-123R requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or cancelled after that date.  The scope of FAS-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  All employee stock option grants made since the beginning of fiscal 2005 have been expensed over the related stock option vesting period based on the fair value at the date the options are granted.  Prior to fiscal 2005, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options.  The Company did not have any unvested employee stock options or warrants outstanding at September 30, 2007, or December 31, 2006.

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

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments.  The Company does not incur currency translation adjustments because all transactions with foreign companies are denominated in US Dollars.  The Statement requires only additional disclosures in the consolidated financial statements and does not affect the Company’s financial position or results of operations.

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentations.  These reclassifications had no effect on previously reported results of operations or retained earnings.

        -  -

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        September 30, 2007

1.           Summary of Significant Accounting Policies (continued)

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred.  There were no advertising and marketing costs for the nine-month periods ended September 30, 2007 and 2006.

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

        -  -

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        September 30, 2007

1.           Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In September 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on non-vested equity shares or non-vested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings.   This issue is effective for annual periods beginning after September 15, 2007.   Also in June 2007, the EITF ratified EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.”  EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense.  This issue is effective for fiscal years beginning after December 15, 2007.  The Company anticipates that these Issues will have no material impact on its financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its EITF), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2.              Convertible Notes Payable

During the years ended December 31, 2006, 2005, 2004 and 2003, the Company issued convertible notes to third parties.  As part of several of the financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

Date of Note	Amount of Notes	Conversion Price	Term of Note
December 12, 2003 (2)	$676,576	$ 0.04 or 70% (1)	3 years
May 3, 2004	650,000	$ 0.09 or 85% (1)	3 years
March 29, 2005	125,000	$ 0.04 or 85% (1)	1 year
June 23, 2005	350,000	$ 0.03 or 80% (1)	2 years
December 13, 2005 (2)	150,000	70%	2 years
March 13, 2006 (2)	100,000	70%	2 years
April 11, 2006 (2)	100,000	70%	2 years
Total convertible notes	2,151,576
Less unamortized bond discount	(32,547)
Net convertible notes	$2,119,029

Date of Warrants Issued	Number of Warrants	Exercise Price	Term of Warrants
May 3, 2004	1,666,667	$0.147	5 years
March 29, 2005	694,444	$0.042	5 years
March 29, 2005	3,000,000	$0.040	5 years
June 23, 2005	1,666,667	$0.040	5 years

(1)  the conversion price is the lower of the set price or the % of market closing price.
(2)  no warrants issued with this financing transaction.

2.           Convertible Notes Payable (continued)

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

Following the occurrence and during the continuance of an Event of Default (as discussed in the Note), the annual interest rate on the notes shall automatically be increased by two percent (2%) per month until such Event of Default is cured.

The notes also provide for liquidated damages on the occurrence of several events.  As of September 30, 2007, no liquidating damages have been incurred by the Company.

Redemption Option - The Company will have the option of prepaying the outstanding Principal Amount (“Optional Redemption”), in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon.

Debt features - The Holder shall have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding Principal Amount of the notes, together with interest and fees due hereon, into shares of Common Stock.

The proceeds from the financing transactions were allocated to the debt features and to the warrants based upon their fair values.  After the latter allocations, the remaining value, if any, is allocated to the notes on the financial statements.

The debt discount is being accreted using the effective interest method over the term of the notes.  The value of the discount on the converted notes on the books is being accreted over the term of the notes (three years).

For the nine months ended September 30, 2007 and 2006, the Company accreted $172,090 and $363,899, respectively, of debt discount related to the Notes.

On January 23, 2007 the Company entered into a Letter of Intent whereby all of the note holders (the Longview Funds and Alpha Capital) agreed to stop accruing interest, freeze all conversions and waive any rights to exercise of warrants or to collect any penalties or default interest accrued.

        -  -

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        September 30, 2007

2.           Convertible Notes Payable (continued)

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

        -  -

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        September 30, 2007

2.           Convertible Notes Payable (continued)

For the nine months ended September 30, 2007, the warrant derivative liability had decreased to a value of $120,415, due to the cancellation of warrant issued in February 2006 with a valuation at issuance of $222,606.   There were no changes in warrant values due to changes in the market value of the Company’s common stock which stayed at $0.010 from December 31, 2006.  There was an “Other Income” item of $17,043 for the nine-month period ended September 30, 2007.  The Company used a closing price of $0.010, the respective exercise prices, remaining time till maturity and a 141% volatility factor.

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

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120-day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  In valuing the debt features at September 30, 2007 the Company used the closing price of $0.010 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 1416%.  For the nine months ended September 30, 2007, the estimated value of the debt features decreased to $929,439, thus the Company recorded Other Income on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $598,883 for the nine months ended September 30, 2007.

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

For the nine months ended September 30, 2007, the Company recorded Other Income of $770,973 and $17,043 related to the decrease in value of the debt features and decrease in value of the warrants, respectively.  A tabular reconciliation of this adjustment follows:

For the nine months ended September 30, 2007:

$17,043	income, decrease in value of 2003, 2004, 2005, 2006 and 2007 warrant liability
770,973	income, decrease in value of 2003, 2004, 2005, 2006 and 2007 derivative liability
$788,016	other income related to convertible debt

For the nine months ended September 30, 2006:

$221,928	income, decrease in value of 2003, 2004, 2005 and 2006 and warrant liability
(75,042)	expense, increase in value of 2003, 2004, 2005 and 2006 derivative liability
$146,886	other income related to convertible debt

For the nine months ended September 30, 2007:

$0	of interest expense related to accretion of 2003 convertible debt
79,938	of interest expense related to accretion of 2004 convertible debt
54,592	of interest expense related to accretion of 2005 convertible debt
37,560	of interest expense related to accretion of 2006 convertible debt
$172,090	of interest expense related to convertible debt

For the nine months ended September 30, 2006:

$77,166	of interest expense related to accretion of 2003 convertible debt
152,454	of interest expense related to accretion of 2004 convertible debt
107,824	of interest expense related to accretion of 2005 convertible debt
26,455	of interest expense related to accretion of 2006 convertible debt
$363,899	of interest expense related to convertible debt

The balance of the carrying value of the convertible debt as of December 31, 2006 and September 30, 2007 was:

$1,373,570	December 31, 2005 value
99,044	original carrying value on 2006 convertible debt
474,325	accretion of convertible debt
$1,946,939	December 31, 2006 carrying value of debt

$1,946,939	December 31, 2006 value
-	original carrying value on 2007 convertible debt
172,090	accretion of convertible debt
$2,119,029	September 30, 2007 carrying value of debt

The balance of the carrying value of the derivative liability as of December 31, 2006 and September 30, 2007 was:

$1,497,659	December 31, 2005 value of derivative liability
100,956	original values of 2006 derivative liability
44,454	increase in values of 2003 derivative liability
(11,470)	increase in values of 2004 derivative liability
64,090	increase in values of 2005 derivative liability
4,723	increase in values of 2006 derivative liability
$1,700,412	December 31, 2006 value of derivative liability

        -  -

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        September 30, 2007

2.           Convertible Notes Payable (continued)

Debt Features (continued)

$1,700,412	December 31, 2006 value of derivative liability
0	original values of 2007 derivative liability
(369,361)	decrease in values of 2003 derivative liability
(138,916)	decrease in values of 2004 derivative liability
(176,284)	decrease in values of 2005 derivative liability
(86,412)	decrease in values of 2006 derivative liability
$929,493	September 30, 2007 value of derivative liability

The balance of the carrying value of the warrant liability as of December 31, 2006 and September 30, 2007 was:

$126,095	December 31, 2005 value of warrant liability
222,606	original carrying values of 2006 warrant liability
(11,302)	income, decrease in value of 2004 warrant liability
(70,038)	income, decrease in value of 2005 warrant liability
(129,903)	income, decrease in values of 2006 warrant liability
$137,458	December 31, 2006 value of warrant liability

$137,458	December 31, 2006 value of warrant liability
0	original carrying values of 2006 warrant liability
(2,369)	Income, increase in value of 2004 warrant liability
(8,151)	income, increase in value of 2005 warrant liability
(6,523)	income, decrease in values of 2006 warrant liability
$120,415	September 30, 2007 value of warrant liability

3.           Common Stock Transactions

Common stock transactions during the nine months ending September 30, 2007

In July 2007, the Company contractually agreed to issue 857,383,194 shares of its common stock in connection with the merger with H&H Glass.

Common stock transactions during the nine months ending September 30, 2006

The Company issued 1,576,545 shares of common stock for conversion of $14,977 of note interest.

The Company issued 5,586,364 shares of common stock for professional services valued at $139,659.

4.           Related Party Transactions

Allen Lin
The Company paid its President, Mr. Allen Lin, salary of $165,000 and $171,400 for the nine months ended September 30, 2007 and 2006, respectively.  The Company also accrued management fees, based on 3% of the Company’s sales, of $309,750 and $260,674 for the nine months ended September 30, 2007 and 2006, respectively.

Josephine Lin
Josephine Lin, Mr. Lin’s wife, is employed by the company and was paid salary of $36,000 and $34,200 for the nine months ended September 30, 2007 and 2006, respectively.

5.           Accounts Receivable

H&H Glass recognizes revenue at the time the product is shipped to the customer or services are rendered.  Outbound shipping and handling charges are included in net sales.  H&H Glass assumes responsibility for all glass shipments until they are received by and approved by their customers.  Accounts receivable are unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.

Accounts receivable as of September 30, 2007, and December 31, 2006, were $3,512,798 and $3,776,843, respectively.  At September 30, 2007, five customers accounted for 90.2% of all accounts receivable.  At December 31, 2006, the same five customers accounted for 91.5% of all accounts receivable.

6.           Property and Equipment

H&H Glass’s property and equipment at September 30, 2007 and December 31, 2006, consisted of the following:

	2007	2006
Furniture and fixtures	$14,552	$14,552
Computers and equipment	23,452	23,452
	38,004	38,004
Less accumulated depreciation and amortization	(25,499)	(22,457)
Total	$12,505	$15,547

H&H Glass recorded depreciation expense for the nine months ended September 30, 2007 and 2006, of $3,042 and $3,882, respectively.

        -  -

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        September 30, 2007

6.           Property and Equipment (continued)

Property and equipment included in “Liabilities of discontinued operations - Sespe” at September 30, 2007, and December 31, 2006, consisted of the following:

	September	December
	2007	2006
Furniture and fixtures	$-	$85,000
Vehicles	-	14,712
Computers and equipment	-	22,094
	-	121,806
Less accumulated depreciation and amortization	(-)	(103,719)
	-	18,087
Less expense for disposal of assets	-	(18,087)
Total	$-	$-

The Company disposed of all property and equipment in the discontinuation of operations at Sespe Pharmacy and recorded $18,025 expense in connection with the disposal of these assets at December 31, 2006.

Sespe recorded depreciation and amortization expense for the nine months ended September 30, 2007 and 2006, of $0 and $12,064, respectively.  Depreciation expenses are reported as Other Expenses in “Loss from discontinued operations (Sespe)” in the accompanying financial statements (see Note 12).

7.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses of continuing operations at September 30, 2007 and December 31, 2006, consisted of the following:

	September 30, 2007	December 31, 2006
Accounts payable	$3,235,236	$2,627,400
Accrued professional and related fees	71,800	114,950
Accrued officer’s compensation	118,143	118,143
Accrued settlements	25,692	25,692
Total	$3,450,871	$2,886,185

        -  -

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        September 30, 2007

7.           Accounts Payable and Accrued Expenses (continued)

Accounts payable and accrued expenses of Sespe are reported as components of “Liabilities of discontinued operations (Sespe)” in the accompanying financial statements (see Note 12) and consisted of the following:.

	September 30, 2007	December 31, 2006
Accounts payable	$225,198	$327,963
Accrued liabilities	1,175	1,175
Accrued payroll and related liabilities	4,192	37,340
Accrued settlements	7,024	7,024
Sales tax payable	-	43
Total	$237,589	$373,545

8.           Commitments and Contingencies

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

        -  -

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        September 30, 2007

8.           Commitments and Contingencies (continued)

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

Classic Care, Inc. and Classic Care Pharmacy administrative appeal failed.  Once the appeal took place the Superior court could no longer uphold our restraining order for lack of due process claim and the DHS canceled Classic Care Pharmacy’s medical provider number.  The justice department took no further action against Classic Care Pharmacy.  The Company dissolved Classic Care, Inc. and Classic Care Pharmacy.

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

H.D. Smith Wholesale Drug Company – Action for breach of contact and other various causes of action

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherowitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care.  H.D. Smith was seeking $430,205 plus interest.  On December 30, 2004, a settlement was reached where Kaire is obligated to pay the plaintiff $50,000.  Kaire’s payment obligation will mature upon court approval of the settlement, with $10,000 due immediately (paid July 8, 2005) and the balance paid based on 12 monthly installments of $3,077 (which includes interest of 7.50%) to commence shortly thereafter.  The balance owed as of December 31, 2006, and September 30, 2007, was $25,692.  Kaire is currently in breach under this settlement agreement.

McKesson Medical – Surgical Inc. v. Effective Health

On January 20, 2005, McKesson Medical-Surgical, Inc. (“Plaintiff”) filed a complaint against Effective Health, Inc., a subsidiary of Kaire, for failure to pay the principal sum of $17,466 for goods and/or services.  A settlement was reached in October 2005 calling for Effective Health to pay $2,000 upon execution and $1,300 a month until the balance is paid off.  The balance owed as of December 31, 2006, and September 30, 2007, was $1,375, and is included in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” (see Note 12).

Ventura County Superior Court, Case No. CIV234713

On June 27, 2005, Independent Pharmacy Cooperative (“IPC”) filed a complaint in the Superior Court of California, County of Ventura, Case No. CIV234713, against EHI.  IPC alleged that EHI failed to pay the principal sum of $12,587 for staffing services rendered.

The parties to that action entered into a settlement and mutual release agreement in October 2005, wherein EHI agreed to pay the aggregate sum of $12,587 in accordance with structured terms spanning over approximately eight (8) months.  Although most of that sum has been paid, EHI defaulted and, on or about October 5, 2006, IPC obtained a default judgment against EHI for the principal sum.  The balance owed as of December 31, 2006, and June 30, 2007, was $5,649, and is included in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” (see Note 12).

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

Pharm-Aid alleges that EHI has failed to pay the principal sum of $25,279 for staffing services rendered.  Given the fact that EHI was served on October 26, 2006, the Company’s counsel feels that they have not gathered sufficient facts in order to render an opinion as to the validity of Pharm-Aid’s claim.  The Company had recorded a liability which was included in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” as of December 31, 2006.  However, Pharm-Aid withdrew the Judgment.  The recorded liability has been removed accordingly, and the Company recorded $25,279 other income related to forgiveness of debt, which is included in the accompanying financial statements as a component of “Income (loss) from discontinued operations – Sespe” (see Note 12).

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 2006, or September 30, 2007.

        -  -

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        September 30, 2007

8.           Commitments and Contingencies (continued)

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space at 7700 Irvine Center Drive in Irvine, California.  The lease began on January 1, 2005, and expires on August 31, 2008.  As of September 30, 2007, total monthly base rent is $6,854.  Future minimum lease payments are as follows:

Year ended December 31,
2007	$20,561
2008	51,966
Thereafter	-

$72,527

H&H Glass recorded rent expense for the nine months ended September 30, 2007 and 2006, of $63,052 and $56,152, respectively.

In January 2003, Kaire entered into an operating lease agreement for Sespe Pharmacy in Fillmore, California, which served as its corporate headquarters.  At the time, the pharmacy facility was approximately 843 square feet with a monthly payment of $1,170.  In May 2004, Sespe expanded its space to approximately 1,115 square feet, with a monthly payment of $1,520 and in March 2005 Sespe expanded its space to approximately 1,800 square feet, with a monthly payment of $2,245 a month.  The lease was to continue through the original initial lease term of five years.  Sespe had options to renew the lease for two five-year periods and to purchase the facility at its estimated fair market value at any time during the lease term.  However, Santa Paula Memorial Hospital, the holder of the master lease, filed for chapter 11 Bankruptcy protection, and the court rejected including the lease in bankruptcy.  Kaire decided not to sign a new lease and assumed a month-to-month lease.  As of February 4, 2007, Sespe vacated this facility.

Rent expense at Sespe for the nine months ended September 30, 2007 and 2006, was $5,000 and $25,014, respectively, and is included in the accompanying financial statements as a component of “Loss from discontinued operations (Sespe)” (see Note 12).

Employment Agreements

Chief Executive Officer Compensation

Effective April 1, 2005, Kaire agreed to a three-year agreement with its Chief Executive Officer, Mr. Steven Westlund.  The agreement called for a monthly salary of $8,333 per month, with annual increases equaling 15% of the base salary.  This agreement was cancelled pursuant to the Letter Of Intent executed with H&H Glass on January 23, 2007.  Sespe recorded $0 and $82,500 in Officer’s Compensation for the nine months ended September 30, 2007 and 2006, respectively, which is included in the accompanying financial statements as a component of “Loss from discontinued operations (Sespe)” (see Note 12)

In addition, on November 1, 2005, Mr. Westlund received a 5-year option to purchase 12 million shares of the Company’s common stock, at an option price of $0.05 per share.

8.           Commitments and Contingencies (continued)

Employment Agreements (continued)

Chief Executive Officer Compensation (continued)

Mr. Westlund also receives a commission of 3% of the merger price for any mergers or acquisitions completed by the Company during the term of the agreement.

Consulting Agreements

The Company has various consulting agreements that provide for issuance of the Company’s common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants.  These agreements relate primarily to raising of capital, accounting services, legal services, and professional services rendered in connection with the Company’s acquisition efforts.  The Company has no amounts due under these agreements as of September 30, 2007 and December 31, 2006.

9.           Stock Options and Warrants

In January 2005, the Company adopted the provisions of SFAS Nos. 123R using the prospective method.

The Company did not grant any options to employees for the periods ending September 30, 2007 and December 31, 2006.  No employee stock options were outstanding or exercisable at September 30, 2007 and December 31, 2006.

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
In February 2006, the Company granted a five-year warrant to purchase up to 12,000,000 shares of the Company’s common stock at an exercise price of $0.05.  The warrant was issued to a consultant as compensation for certain functions to be performed.  The Company recorded $222,606 of consulting expense in connection with this warrant.  The fair value of this warrant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; dividend yield of 0%; expected volatility of 153%; risk-free interest rate of 3.5%; and expected life of 5 years.  This warrant was cancelled in January 9, 2007.

The following table summarizes information with respect to stock warrants outstanding and exercisable at September 30, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of September 30, 2007	Weighted Average Exercise Price

$0.03 - $0.17	25,972,221	2.01	$0.06	25,972,221	$0.06

	25,972,221	2.01	$0.06	25,972,221	$0.06

The following table summarizes information with respect to stock warrants outstanding and exercisable at December 31, 2006:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2006	Weighted Average Exercise Price

$0.03 - $0.17	37,972,221	3.21	$0.06	37,972,221	$0.06

	37,972,221	3.21	$0.06	37,972,221	$0.06

        -  -

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        September 30, 2007

9.           Stock Options and Warrants (continued)

The following summarizes the Company’s stock option and warrants activity:

	Warrants And Stock Options Outstanding	Weighted Average Exercise Price

Outstanding December 31, 2005	25,972,221	$0.06

Granted February 28, 2006	12,000,000	$0.05
Exercised	-	$-
Expired/Cancelled	-	$-

Outstanding December 31, 2006	37,972,221	$0.06

Granted 2007	-	$-
Exercised	-	$-
Expired/Cancelled	(12,000,000)	$0.05

Outstanding September 30, 2007	25,972,221	$0.06

The Company has 25,972,221 warrants outstanding as of September 30, 2007, and 37,972,221 as of December 31, 2006.  The weighted exercise price of the outstanding warrants as of September 30, 2007 is $0.06.  The outstanding warrants have a clause that causes the exercise price can be adjusted down by the Company upon certain Company actions.  The warrants expire 5 years from the original date of grant.  The Company has not repriced any warrants as of September 30, 2007.

10.           Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period.  As of September 30, 2007 and 2006, potentially dilutive securities consist of convertible debentures convertible into 179,298,000 and 179,298,000 common shares and warrants convertible into 25,972,221 and 37,972,221 shares respectively.  However, pursuant to the acquisition agreement, all of the authorized shares have been issued, making basic and fully diluted earnings per share the same.

The acquisition agreement stipulates that all dilutive convertible debt will be replaced by preferred shares that are convertible at a fixed rate.

        -  -

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        September 30, 2007

11.           Discontinued Operations – Classic Care, Inc.

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

There was no income or loss related to the discontinued operations of Classic Care during the nine months ended September 30, 2006.  During the nine months ended September 30, 2007, the Company recorded $1,600 expense for the payment of fees to the Franchise Tax Board.

12.           Discontinued Operations – Sespe Pharmacy (Effective Health, Inc.)

In November 2002, the Company, through its subsidiary Effective Health, Inc., purchased certain assets of Sespe Pharmacy, a privately-held company located in Fillmore, California.  The asset acquisition was concluded on January 26, 2003.  In February 2007, the Company decided to voluntarily dissolve Sespe Pharmacy.  The Company ceased all operations of Sespe effective February 4, 2007.  The results of operations of Sespe have been reported separately as discontinued operations.  For financial reporting purposes, the assets and liabilities of Sespe have been classified in the accompanying Balance Sheets as of September 30, 2007 and December 31, 2006, under “Liabilities of discontinued operations (Sespe)” and comprise the following:

	September 30, 2007	December 31, 2006
Assets:
Cash	$31	$43
Accounts receivable, net of reserve	-	7,168
Inventory	-	46,454
Total assets	$31	$53,665

Liabilities:
Accounts payable and accrued expenses	$(237,589)	$(373,545)
Note payable – related party	-	(4,360)
Total liabilities	$(237,589)	$(377,905)

Net Assets (Liabilities) of Discontinued Operations	$(237,558)	$(324,240)

        -  -

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        September 30, 2007

12.           Discontinued Operations – Sespe Pharmacy (Effective Health, Inc.) (continued)

The following is a breakdown of the operations of Sespe Pharmacy discontinued operations for the nine month period ended September 30, 2007 and 2006:

	2007	2006
Revenues	$-	$455,869
Cost of sales	-	(341,468)
Operating expenses	(51,895)	(334,913)
Other income	94,779	-
Other expense	(1,600)	(18,825)
Net Income (loss)	$41,284	$(239,337)

13.           Merger with H&H Glass, Inc.

        -  -

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        September 30, 2007

Balance Sheet as of September 30, 2007:

	H&H	Kaire and Subsidiaries	Purchase Adjustments			Post- Merger
Current Assets
Cash	$1,215,943	$47,268	$			$1,263,211
Investments - temporary	251,382	-				251,382
Accounts receivable	3,512,798	-				3,512,798
Inventories	548,859	-				548,859

Total Current Assets	5,528,982	47,268		-		5,576,250

Property, Plant and Equipment
Property, plant and equipment	38,004	-				38,004
Accumulated depreciation	(25,499)	-				(25,499)

Total Property, Plant and Equipment	12,505	-		-		12,505

Other Assets
Deposits	6,496	-				6,496
Deferred tax asset	160,605	-				160,605

Total Other Assets	167,101	-		-		167,101

Total Assets	$5,708,588	$47,268		$-		$5,755,856

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,214,567	$20,669	$			$3,235,236
Accrued expenses	-	215,635				215,635
Management fees payable	308,250	-				308,250
Liabilities of discontinued operations (Sespe)	-	237,558				237,558
Advances from shareholders	-	146,766				146,766
Related party advances	-	6,021				6,021
Short-term loans payable	-	200,000				200,000
Convertible debt	-	2,119,029				2,119,029
Derivative liability	-	929,439				929,439
Warrant liability	-	120,415				120,415
Accrued interest - convertible	-	472,594				472,594

Total Current Liabilities	3,522,817	4,468,126		-		7,990,943

Stockholders’ Equity
Common stock	1,000	42,617		(1,000)	(a)	900,000
				857,383	(b)
Additional paid-in capital	-	40,139,231		1,000	(a)	-
				(857,383)	(b)
				(39,282,848)	(c)
Accumulated other comprehensive income	109,620	-				109,620
Retained earnings	2,075,151	(44,602,706)		39,282,848	(c)	(3,244,707)

Total Stockholders’ Equity	2,185,771	(4,420,858)		-		(2,235,087)

Total Liabilities and Stockholders’ Equity	$5,708,588	$47,268		$-		$5,755,856

(a) Eliminate H&H Glass’s common stock
(b) Shares issued in connection with merger:
(c) Eliminate Kaire’s Accumulated Deficit
Balance Sheet as of December 31, 2006:

	H&H	Kaire and Subsidiaries	Purchase Adjustments			Post- Merger
Current Assets
Cash	$589,995	$-	$			$589,995
Investments - temporary	223,972	-				223,972
Accounts receivable	3,776,843	-				3,776,843
Deferred financing costs	-	6,906				6,906

Total Current Assets	4,590,810	6,906		-		4,597,716

Property, Plant and Equipment
Property, plant and equipment	38,004	-				38,004
Accumulated depreciation	(22,457)	-				(22,457)

Total Property, Plant and Equipment	15,547	-		-		15,547

Other Assets
Deposits	6,496	-				6,496
Deferred tax asset	160,605	-				160,605

Total Other Assets	167,101	-		-		167,101

Total Assets	$4,773,458	$6,906		$-		$4,780,364

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,551,418	$75,982	$			$2,627,400
Accrued expenses	-	258,785				258,785
Management fees payable	347,566	-				347,566
Income taxes payable	163,843	-				163,843
Liabilities of discontinued operations	-	324,240				324,240
Advances from shareholders	-	99,266				99,266
Related party advances	-	6,021				6,021
Convertible debt	-	1,946,939				1,946,939
Derivative liability	-	1,700,412				1,700,412
Warrant liability	-	137,458				137,458
Accrued interest - convertible	-	472,594				472,594

Total Current Liabilities	3,062,827	5,021,697		-		8,084,524

Stockholders’ Equity
Common stock	1,000	42,617		(1,000)	(a)	900,000
				857,383	(b)
Additional paid-in capital	-	40,139,231		1,000	(a)	-
				(857,383)	(b)
				(39,282,848)	(c)
Accumulated other comprehensive income	82,210	-				82,210
Retained earnings	1,627,421	(45,196,639)		39,282,848	(c)	(4,286,370)

Total Stockholders’ Equity	1,710,631	(5,014,791)		-		(3,304,160)

Total Liabilities and Stockholders’ Equity	$4,773,458	$6,906		$-		$4,780,364

(a) Eliminate H&H Glass’s common stock
(b) Shares issued in connection with merger:
(c) Eliminate Kaire’s Accumulated Deficit

        -  -

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        September 30, 2007

Statements of Operations for the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	H&H	Kaire	Merged	H&H	Kaire + Subs	Merged

Revenues	$5,226,199	$-	$5,226,199	$13,613,106	$-	$13,613,106
Cost of goods sold	(4,647,654)	-	(4,647,654)	(11,968,225)	-	(11,968,225)

Gross Profit	578,545	-	578,545	1,644,881	-	1,644,881

Operating Expenses
Administrative expenses	266,631	3,489	270,120	662,165	54,770	716,935
Rent	24,944	-	24,944	63,052	-	63,052
Salaries and wages	97,644	-	97,644	349,783	-	349,783

Total Operating Expenses	389,219	3,489	392,708	1,075,000	54,770	1,129,770

Net Income from Operations	189,326	(3,489)	185,837	569,881	(54,770)	515,111

Other Income/(Expense)
Debt issuance costs	-	-	-	-	(6,906)	(6,906)
Interest income	5,932	-	5,932	16,207	-	16,207
Change in warrant liability	-	(12,592)	(12,592)	-	17,043	17,043
Change in derivative liability	-	45,821	45,821	-	770,973	770,973
Accretion of debt	-	(21,020)	(21,020)	-	(172,090)	(172,090)

Total Other Income/(Expense)	5,932	12,209	18,141	16,207	609,020	625,227

Pre-tax Income from Continuing Operations	195,258	8,720	203,978	586,088	554,250	1,140,338

Income Tax Expense	(83,500)	-	(83,500)	(138,357)	-	(138,357)

Net Income from Continuing Operations	111,758	8,720	120,478	447,731	554,250	1,001,981

Income/(Loss) from Discontinued Operations
Net Income of discontinued (Classic Care)	-	-	-	-	(1,600)	(1,600)
Net Income of discontinued (Sespe)	-	-	-	-	41,284	41,284

Total Income/(Loss) from Discontinued Operations	-	-	-	-	39,684	39,684

Net Income	111,758	8,720	120,478	447,731	593,934	1,041,665

Other Comprehensive Income/Loss	(23,065)	-	(23,065)	27,410	-	27,410

Comprehensive Income	$88,693	$8,720	$97,413	$475,141	$593,934	$1,069,075

        Kaire Holdings Incorporated

        and Subsidiaries

        Notes to Consolidated Financial Statements

        September 30, 2007

Statements of Operations for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	H&H	Kaire + Subs	Merged	H&H	Kaire + Subs	Merged

Revenues	$4,547,008	$-	$4,547,008	$10,154,218	$-	$10,154,218
Cost of goods sold	(4,023,138)	-	(4,023,138)	(8,815,258)	-	(8,815,258)

Gross Profit	523,870	-	523,870	1,338,960	-	1,338,960

Operating Expenses
Administrative expenses	186,815	(12,252)	174,563	502,487	339,761	842,248
Rent	18,910	-	18,910	56,152	-	56,152
Salaries and wages	91,416	32,500	123,916	325,061	82,500	407,561

Total Operating Expenses	297,141	20,248	317,389	883,700	422,261	1,305,961

Net Income from Operations	226,729	(20,248)	206,481	455,260	(422,261)	32,999

Other Income/(Expense)
Debt issuance costs	-	(5,459)	(5,459)	-	(31,964)	(31,964)
Other income	-	-	-	-	21,298	21,298
Interest Income	2,793	-	2,793	8,345	-	8,345
Other expense	-	-	-	(192)	-	(192)
Interest expense	-	(41,032)	(41,032)	-	(123,402)	(123,402)
Change in warrant liability	-	65,635	65,635	-	221,928	221,928
Change in derivative liability	-	(29,051)	(29,051)	-	(75,042)	(75,042)
Accretion of debt	-	(112,356)	(112,356)	-	(363,899)	(363,899)

Total Other Income/(Expense)	2,793	(122,263)	(119,470)	8,153	(351,081)	(342,928)

Pre-tax Income from Continuing Operations	229,522	(142,511)	87,011	463,413	(773,342)	(309,929)

Income Tax Expense	(14,667)	-	(14,667)	(14,667)	-	(14,667)

Net Income/(Loss) from Continuing Operations	214,855	(142,511)	72,344	448,746	(773,342)	(324,596)

Income/(Loss) from Discontinued Operations (Sespe)	-	(105,408)	(105,408)	-	(239,337)	(239,337)

Net Income/(Loss)	214,855	(247,919)	(33,064)	448,746	(1,012,679)	(563,933)

Unrealized gain on investments held for sale	-	-	-	17,465	-	17,465

Comprehensive Income/(Loss)	$214,855	$(247,919)	$(33,064)	$466,211	$(1,012,679)	$(546,468)

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

Terms were as follows:

Yes.rx, a wholly owned subsidiary of KAHI, acquired 100% of the issued and outstanding common stock of H&H Glass, and H&H received in exchange ninety-two percent (92%) of the issued and authorized common stock of Kaire or 828,000,000 shares of Kaire’s common stock, $,001 par value per share, of which 42,616,806 (4.7%) represents the current shares and 29,383,194 (3.3%) represents other shares issued pursuant to the acquisition agreement.

•	On February 4, 2007, Kaire Holdings, Inc. discontinued its pharmacy business and voluntarily terminated its Effective Health, Inc. subsidiary.

•	On February 21, 2007, Kaire Holdings, Inc., appointed two members to its Board of Directors who have the credentials to guide Kaire Holdings, Inc. in its new direction.

Based on the above three factors, management will be proceeding with the following plan:

Short Term

•	Continue growing revenue and profits through H&H Glass;

•	Expand the new business model to include other areas that fall within our distribution expertise;

Long Term

•	Once our business model is in place and successful, use it to attract other successful China companies as acquisition candidates.

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

Results of Operations:

Three and Nine Months Ended September 30, 2007 Compared to September 30, 2006

Revenue:

For the three and nine-month period ending September 30, 2007, revenues were approximately $5,226,199 and $13,613,106 respectively, for an increase of $679,191 (14.9%) and $3,458,888 (34.1%) respectively for the same periods in 2006. The increase in revenue is a mainly a result of the addition of two new glass projects, one that started in September of 2006 and the other that started in March of 2007.  It is anticipated that these projects will be on going.

Cost of Goods Sold:

Cost of goods sold for the three and nine-month period ending September 30, 2007 was $4,647,654 and $11,968,225 respectively, for an increase of $624,516 and $3,152,967 (15.5% and 35.8%), respectively, over the same periods in 2006. This increase is a direct result of the increase in sales.

Gross Profit:

Gross profit for products was $578,545 and $1,644,881 for the three and nine months ended September 30, 2007, an increase of $54,675 and $305,921(10.4% and 22.9%) respectively, over the same periods in 2006.  The gross profit margin for the three and nine months ended September 30, 2007 was 11.1% and 12.1% respectively.  The gross profit margin for the three and nine months ended September 30, 2006 was 11.5% and 13.2% respectively.  The decrease in gross profit percentage is mainly a result of an increase in ocean freight.

Operating Expenses:

Operating expenses for the three and nine month period ended September 30, 2007 were $392,708 and $1,129,770 respectively for an increase of $75,319 (23.7%) for the three months and a decrease of  $176,191 (13.5%) for the nine months from the same period prior year.  The $176,191 decrease in operating expenses was mostly attributable to decreases in the following: 1) salaries and related expenses of $57,778 (14.2%) and 2) general administration of $125,311 (14.9%) offset by an increase in rent of $6,900 (12.3%). The $125,311 decrease in general and administrative expense was primarily due decreases in the following: 1) professional and consulting expense of $245,106 (100.0%), 2) accounting fees of $5,708 (12.3%), 3) legal fees of $39,400 (93.8%) and 4) sub-contractor expense of $3,797 (46.0%) offset by increases in 1) professional services of $35,848 (1,130.9%), 2) telephone and telecom of $4,407 (83.1%), 3) travel expense of $39,416 (24.9%), 4) franchise tax of $4,413 (2,758.1%), 5) management fee of $47,575 (18.3%), 6) storage expense of $36,371 (1,200.4%) and 7) miscellaneous items of $670 (1.0%).

Other Income (Expense):

Interest expenses for the three and nine month period ended September 30, 2007 was $0 and $0 respectively for a decrease of $41,032 (100.0%) and $123,400 (100.0%) respectively from the same period prior year due to a freeze on interest charges on the convertible debt as part of the acquisition of H&H Glass.  Warrant liability income/(expense) for the three and nine month period ended September 30, 2007 was ($12,592) and $17,043 respectively for an increase of $78,227 (119.2%) and $204,885 (92.3%) respectively over the same period prior year.  This change was due to an increase in the valuation of the warrant liability for the quarter and for the six month period offset by the cancellation of 12,000,000 warrants in the first quarter.  Derivative liability income for the three and nine month periods ending September 30, 2007 $45,821 and $770,973 for an increase of $74,872 (257.8%) and $846,015 (1,127.4%) respectively over the same period prior year.  This increase was a result of an increase in the valuation of the derivative liability.  Accretion of convertible debt discount expense for the three and nine month period ending September 30, 2007 was $21,020 and $172,090 for a decrease of $91,336 (81.3%) and $191,809 (52.7%) respectively over the same period prior year.  The decrease is a result an increase in the valuation of the derivative liability.  Debt issuance costs for the three and nine month period ending September 30, 2007 was $0 and $6,906 for a decrease of $5,459 (100.0%) and $25,058 (78.4%) respectively over the same period prior year, which is a result of the costs associated with the issuance of additional debt subsequent to June 30, 2005 becoming fully amortized during the current year.

Discontinued Operations:

Classic Care:  During the nine months ended September 30, 2007, California state franchise taxes for the year 2005 and 2006 of $800 per year were paid for an aggregate of $1,600.  There was no equivalent expense recorded in the same period in 2006.

Sespe Pharmacy (Effective Health, Inc.):

Revenue

Net revenue from Sespe Pharmacy discontinued operations for the three and nine month periods ended September 30, 2007 was $0 and $0, respectively, as compared to $82,190 and $455,869 for the same periods in 2006, or a decrease of $82,190 (100.0%) and $455,869 (100.0%).   The decrease in sales is a result of the discontinuation of the pharmacy business.

Cost of Goods Sold

Cost of goods sold from Sespe Pharmacy discontinued operations for the three- and six-month period ended June 30, 2007, was $0 and $0, respectively, as compared to $64,096 and $341,468 for the same periods in 2006, or a decrease of $64,096 (100.0%) and $341,468 (100.0%).  The decrease in cost of goods sold is a result of the discontinuation of the pharmacy business.

Operating Expenses:

Operating expenses from Sespe Pharmacy discontinued operations for the three and six month periods ending September 30, 2007 was $0 and $51,895 compared to expenses of $123,502 and $334,913 for the same periods in 2006, respectively, or a decrease of $123,502 (100.0%) and $283,018 (84.5%), respectively.   The decrease in operating expenses is a result of the discontinuation of the pharmacy business.

Other Income:

Other income from Sespe Pharmacy discontinued operations for the three and nine month periods ending September 30, 2007, was $0 and $94,779, respectively, compared to $0 and $0 for the same periods in 2006.  This other income was entirely due to the write off of accounts payable related to services that would no longer be provided due to the discontinuation of the pharmacy business plus the write off of legal reserves for a judgment that was released.

            Other Expense:

Other expenses from Sespe Pharmacy discontinued operations for the three and nine month periods ending September 30, 2007, were $0 and $1,600.  There were no equivalent expenses in the same period in the prior year.  The current year’s expense is entirely due to the payment of California state franchise taxes for the year 2005 and 2006 of $800 per year for an aggregate of $1,600.

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

Liquidity and Capital Resources

Cash flow used in operations for the nine month period ending September 30, 2007 amounted to $425,716, which mainly consisted the income for the nine months ending September 30, 2007 of $1,041,665 plus the following  1) depreciation expense of $3,042, 2) accretion of convertible debt discount of $172,090, 3) amortization of deferred financing costs of $6,906, 4) decrease in accounts receivable of $264,045, 5) increase in accounts payable and accrued expenses of $564,685 and 6) increase in liabilities of discontinued operations, Sespe, of $1,154, offset by 1) gain from change in derivative liability of ($770,973), 2) gain from the change in warrant liability of $17,043, 3) a loss from discontinued operations – Sespe of $87,837, 4) increase in inventory of $548,859, 5) decrease in income taxes payable $163,843 and decrease in management fees payable of $39,316.

Net cash used in investing activities for the nine month period ending September 30, 2007 was $nil.

Net cash generated from financing activities for the nine month period ending September 30, 2007 was $247,000 which consisted primarily of proceeds from notes payable – shareholder of $50,000 and proceeds from a third party loan of $200,000 offset by a payment of $2,500 on a note payable.

On September 30, 2007 the Company had total assets of $5,755,856 compared to $4,780,364 on December 31, 2006, an increase of $975,492 or 20.4%.  The Company had a total stockholder's deficit of $2,235,087 on September 30, 2007, compared to a stockholders deficit of $3,304,160 on December 31, 2006, a decrease of $1,069,073 or 32.3%.  As of September 30, 2007 the Company's working capital position increased by $1,072,115 (30.7%) from a working capital deficit of $3,486,808 at December 31, 2006 to a working capital deficit of $2,414,693 at September 30, 2007. This result was attributed primarily to 1) increase in cash of $673,216 (114.1%) , 2) increase in accounts receivable of $27,410 (12.2%), 3) decrease in management fees payable of $39,316 (11.3%), 4) decrease in income taxes payable of $163,843 (100.0%), 5) decrease in derivative liability of $770,973 (45.3%), 6) decrease in warrants of $17,043 (12.4%) and 7) decrease in liabilities of discontinued operations of $86,682 (26.7%).
Estimated future cash requirements

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations.

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

H.D. Smith Wholesale Drug Company – Action for breach of contact and other various causes of action

On April 2, 2003, H.D. Smith filed a complaint against Classic Care, Inc., Kaire Holdings, Inc., Sarit Rubenstein, Steven Oscherowitz and Larisa Vernik for various causes of action relating amounts owed for certain drugs that were delivered to Classic Care.   H.D. Barnes is seeking $430,205 plus interest.   On December 30, 2004 a settlement was reached where Kaire is obligated to pay the plaintiff $50,000.  Kaire’s payment obligation will mature upon court approval of the settlement, with $10,000 due immediately (paid July 8, 2005) and the balance paid based on 12 monthly installments of $3,077.06 (which includes interest of 7.50%) to commence shortly thereafter.  The balance owed as of June 30, 2006 was $27,692.   Kaire is currently in breach of this settlement

McKesson Medical – Surgical Inc. v. Effective Health

On January 20, 2005, McKesson Medical-Surgical, Inc. (“Plaintiff”) filed a complaint against Effective Health, Inc., a subsidiary of Kaire, for failure to pay the principal sum of $17,466 for goods and/or services.  A settlement was reached in October 2005 calling for Effective Health to pay $2,000 upon execution and $1,300 a month until the balance is paid off.  The balance owed as of December 31, 2006, and September 30, 2007, was $1,375, and is included in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” (see Note 12).

Ventura County Superior Court, Case No. CIV234713

On June 27, 2005, Independent Pharmacy Cooperative (“IPC”) filed a complaint in the Superior Court of California, County of Ventura, Case No. CIV234713, against EHI.  IPC alleged that EHI failed to pay the principal sum of $12,587 for staffing services rendered.

The parties to that action entered into a settlement and mutual release agreement in October 2005, wherein EHI agreed to pay the aggregate sum of $12,587 in accordance with structured terms spanning over approximately eight (8) months.  Although most of that sum has been paid, EHI defaulted and, on or about October 5, 2006, IPC obtained a default judgment against EHI for the principal sum.  The balance owed as of December 31, 2006, and June 30, 2007, was $5,649, and is included in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” (see Note 12).

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

Pharm-Aid alleges that EHI has failed to pay the principal sum of $25,279 for staffing services rendered.  Given the fact that EHI was served on October 26, 2006, the Company’s counsel feels that they have not gathered sufficient facts in order to render an opinion as to the validity of Pharm-Aid’s claim.  The Company had recorded a liability which was included in the accompanying financial statements as a component of “Liabilities of discontinued operations (Sespe)” as of December 31, 2006.  However, Pharm-Aid withdrew the Judgment.  The recorded liability has been removed accordingly, and the Company recorded $25,279 other income related to forgiveness of debt, which is included in the accompanying financial statements as a component of “Income (loss) from discontinued operations – Sespe” (see Note 12).

Except as otherwise specifically indicated above, we believe that we do not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of September  3, 2007.

ITEM 2.                  Changes in Securities and Use of Proceeds  :      857,383,194 shares of Kaire common stock were issued pursuant to the acquisition agreement executed in January 2007.

ITEM 3.                  Defaults Upon Senior Securities                     :       None

ITEM 4.                  Submission of Matters of a Vote to Security Holders :      None

ITEM 5.                  Other Information                                              :        None

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

32.2  Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

(b)           Reports on Form 8-K:

Date	Subject
10/3/07	ITEM 9.01 Audited and proforma financials statements for H&H Glaxx

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAIRE HOLDINGS INCORPORATED.
(Registrant)

Date:  November 19, 2007                                                                By: /s/ Steven  R.Westlund
                                                    Steven Westlund
                                                                                    Chief Executive Officer, Director
                                              Chief Financial Officer

Date:  November 19, 2007                                                                By: /s/ Allen lin
                                                    Allen lin
                                                                                    Director

Date:  November 19, 2007                                                                By: /s/ William Gresher
                                                    William Gresher
                                                    Director