Form 10KSB
period 2007-12-31
KAIRE HOLDINGS INC
filed 2008-04-15
CIK 822997

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2007.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ________

Commission file number 0-21384

KAIRE HOLDINGS INCORPORATED
(Name of small business issuer in its charter)

Delaware	8980	13-3367421
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number )	Identification No.)

7700 Irvine Center Drive, suite 870, Irvine, California	92608
(Address of principal executive offices)	(Zip code)

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
Yes  X No 

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
Yes ⁯   No [x]

The issuer had net revenues of $0 for the fiscal year ended December 31, 2007.

The aggregate market value of the voting stock held by non-affiliates on March 31, 2008 was approximately $1,278,480 based on the average of the bid and asked prices of the issuer’s common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.  As of December 31, 2007, 900,000,000 shares of the issuer’s Common Stock were outstanding.  As of March 31, 2008, 900,000,000 shares of the issuer’s Common Stock were outstanding.

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
The Company’s report on Form 8-K dated February 5, 2007: Items 4.01 and 9.01
The Company’s report on Form 8-K dated February 6, 2007: Items 2.01 and 9.01
The Company’s report on Form 8-K dated February 23, 2007: Items 5.01 and 9.01
The Company’s report on Form 8-K dated May 14, 2007: Items 2.01 and 9.01
The Company’s report on Form 8-K dated October 3, 2007: Item 9.01

Transitional Small Business Disclosure Format                                                                                     Yes            No X

PART I

ITEM 1. Description of Business

Business

Present Business

On July 2, 2007, Kaire Holdings Incorporated through its wholly-owned subsidiary, YesRx.com acquired all the outstanding shares of H&H Glass, Inc., in exchange for 783,000,000 shares of its common stock in a reverse triangular merger.  H&H Glass is a glass importer that supplies custom products such as perfume bottles and food condiment bottles, plus provides its customers complementary services such as  product design and mold making.  H&H Glass acquires its products mainly from one supplier in China and Taiwan and sells its products through several distributors in the United States and Canada who service small to medium sized customers.  H&H imports in excess of 1,000 shipping containers of glass a year.  Depending on the size of the product, a container can contain anywhere from 3,000 to 300,000 pieces.

History

Kaire Holdings Incorporated (“Kaire”), a Delaware corporation, was incorporated on June 2, 1986 as Interactive Medical Technologies, Ltd.  (“IMT”).  Effective February 3, 1998, Kaire changed its name from Interactive Medical Technologies, Ltd. to Kaire Holdings Incorporated.  Kaire’s headquarters are currently in Irvine, California.  At the beginning of 2007, Kaire had two subsidiaries, Effective Health, Inc. and YesRx.com, Inc.  Effective Health Inc. was shut down in February 4, 2007, subsequent to the signing of the January 2007 signing of the letter of intent to acquire H&H Glass.  Yes Rx.com Inc, acquired H&H Glass, an Illinois corporation on July 2, 2007.  H&H Glass was formed in 1989 and distributes Asian glass containers to the North American market including Canada.

On February 4, 2007, all pharmaceutical operations ceased and we vacated the facility in Fillmore, California, which was on a month to month lease.  Kaire’s corporate headquarters are now located at its subsidiary YesRx.com (“H&H Glass”) in Irvine California.

Acquisition of H&H Glass

On January 23, 2007, Kaire, through its subsidiary YesRx.com, signed a Letter of Intent to acquire H&H Glass. On July 2, 2007, Kaire acquired all the outstanding shares of H&H Glass, Inc. (“H&H Glass”), in exchange for 783,000,000 (87.0%) shares of its common stock in a reverse triangular merger (the “Merger”).  The acquisition has been accounted for as a reverse merger (recapitalization), with H&H Glass deemed to be the accounting acquirer.  Accordingly, the historical financial statements presented herein are those of H&H Glass, as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to capital in excess of par value, and those of Kaire (the legal acquirer) since the Merger.  The retained earnings of the accounting acquirer have been carried forward after the acquisition, and H&H Glass’s basis of its assets and liabilities were carried over in the recapitalization.  Operations prior to the business combination are those of the accounting acquirer.

In addition, as part of the transaction, all current convertible note holders have agreed to restructure their debt into zero coupon fixed rate convertible preferred shares with a two year hold on any conversions.

Product Liability Insurance

We carry product liability insurance through the Golden Eagle Insurance Corporation.

Competition

We do not compete with the large glass manufacturing companies because they require minimum orders which are very large.  Other importers are our main competition, which operate on a smaller scale, usually out of their homes and without name recognition.  However, they do sometimes have a broader distribution network and warehousing facilities which can cover almost all of the United States and Canada market area.   H&H Glass feels its competitive advantage is smaller minimum run requirements, shorter runaround on mold orders at a lower cost, provides assistance in product design.  H&H Glass generally also has a longer service history than its competitors.

Some of our larger competitors are Owens Illinois, Vitro, Weaton’s and SGB Group (France).

Patents, Licenses and Trademarks

Not Applicable

Royalty Agreements

Not Applicable

Government Regulations

Not Applicable

Research and Development Plan

Not Applicable

Employees

H&H Glass has four (4) full time employees and one (1) part time employee.

ITEM 2.  Description of Property

In January 2003, Kaire entered into an operating lease agreement for the pharmacy in Fillmore, California, which served as its corporate headquarters.  At the time the pharmacy facility was approximately 843 square feet with a monthly payment of $1,170.  In May 2004 Kaire expanded its space to approximately 1,115 square feet, with a monthly payment of $1,520 and in March 2005 Kaire expanded its space to approximately 1,800 square feet and paid $2,245 a month.  The lease expired in 2005, and Kaire stayed on a month to month lease.  As of February 4, 2007, Kaire vacated this facility.

Kaire’s new corporate headquarters are now located in the H&H Glass’s offices located at 7700 Irvine Center Drive, Suite 870, Irvine California, 92618.   H&H Glass’s lease is 2,887 Square Feet and expires on 8/31/08.  The monthly rate per square foot is currently $2.40.

ITEM 3.  Legal Proceedings

Litigation

H.D. Smith Wholesale Drug Company – Action for breach of contact and other various causes of action

 On December 30, 2004 a settlement was reached where Kaire was obligated to pay the plaintiff $50,000 on behalf of its subsidiary, Classic Care Pharmacy.  The balance owed as of December 31, 2007 was $25,692, and Kaire is in breach of this settlement

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of December 31, 2007.

ITEM 4.                      Submission of Matters to a Vote of Securities Holders

An Information Statement was furnished in accordance with the requirements of Regulation 14C promulgated under the Securities Exchange Act of 1934, as amended, by KAIRE HOLDINGS INC., in connection with certain actions to be taken by the written consent by the majority shareholders of Kaire Holdings, Inc. dated January 7, 2008.  The proxy was mailed on February26, 2008.

The actions to be taken by written consent were as follows:

1.	Amendments (the “Certificate Amendment”) to our certificate of incorporation, as amended (the “Certificate of Incorporation”), to

a.
effect a reverse stock split of our issued and outstanding common stock at a ratio of at least 1-for-100 and up to 1-for-200, the exact ratio subject to the definitive action of our Board of Directors (the “Board of Directors”) within 120 days after the date of the stockholder approval, and retain the current number of authorized shares and the par value of common stock reflected in our Certificate of Incorporation; and

b.           change our name to “International Packaging and Logistics Corporation”; and

c.           authorize 50,000,000 shares of blank check preferred stock.

2.	Change state of incorporation from Delaware to Nevada.

3.           The ratification of the appointment of PMB Helin Donovan, LLP as our independentaccountants for the current fiscal year

PART II

ITEM 5.                      Market for Common Equity and Related Shareholder Matters

Our common stock is quoted on the Over-the Counter Bulletin Board, (“the OTCBB”), under the trading symbol “KAIH”.  The following table set forth the quarterly high and low bid prices per share for our common stock.  The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

	High	Low
Year ended December 31, 2006
First quarter	$ 0.024	$ 0.007
Second quarter	$ 0.029	$ 0.007
Third quarter	$ 0.018	$ 0.004
Fourth quarter	$ 0.012	$ 0.006
Year ended December 31, 2007
First quarter	$ 0.04	$ 0.007
Second quarter	$ 0.02	$ 0.009
Third quarter	$ 0.02	$ 0.01
Fourth quarter	$ 0.02	$ 0.008
Year ended December 31, 2008
First Quarter	$ 0.03	$ 0.01

As of February 29, 2008, there were approximately 825 registered shareholders of KAIH’s Common Stock with 900,000,000 shares issues and outstanding.

Dividends

To date, the Company has not declared or paid dividends on its Common Stock.

Transfer Agent and Registrar

KAIH’s transfer agent is Jersey Transfer and Trust Company, 201 Bloomfield Avenue, Verona, NJ 07044.

Securities authorized for issuance under equity compensation plans.

N/A

Recent Sales of Unregistered Securities

Preferred shares issued:

At December 31, 2006 Kaire had $2,624,170 of convertible debt and related accrued interest.  In conjunction with the letter of intent for the reverse acquisition, the note holders executed a debt restructure agreement which modified the agreements as follows:
a.	All note holders (the Longview Funds and Alpha Capital) agree to stop accruing interest and freeze all conversions and any exercise of warrants.
b.	All penalties and default interest accrued are to be waived.
c.
All note holders agreed to convert their convertible debt plus accrued interest into fixed rate convertible preferred shares, zero coupon rate, upon the filing of a 14C proxy by the new entity authorizing such shares.  The exercise price will be fixed on a post reverse split basis of $3.00 per share.

d.	The Holders agree to a lock up their share position in Kaire Holdings until the market cap of KAIH reaches $15,000,000 on a post reverse split basis (current equivalent of $0.015 per share)

Using a rounded value of $2,600,000 for outstanding principal and interest of convertible debt, the number of shares issued based on a $3.00 post reverse split value would be 866,667 shares or 173,333,333 pre-reverse split.

Common Shares issued:

On October 19, 2007, pursuant to an “Agreement and Plan of Merger” agreement dated on or about January 23, 2007 and executed between Kaire Holdings Inc., Kaire Holdings Incorporated’s subsidiary YesRx.com and H&H Glass. The following Kaire Holdings Inc. shares were issued valued at $0.01 per share:

Issued to	Number of Shares

Standard Resources LTD. (1)	783,000,000

Naccarato & Associates (2)	45,000,000

Steven Westlund (3)	27,000,000

Randall Jones (4)	2,383,194

Total	857,383,194

(1)
Standard Resources LTD is a related company to Allen Lin the founder and CEO of H&H Glass.  Standard Resources was issued 828,000,000 shares but assigned 45,000,000 of those shares to Naccarato and Associates at the time of issuance..

(2)	See (1) above
(3)	Mr. Westlund, CEO of Kaire Holdings, Inc., received 3% of the equity of the Kaire in the form of 27,000,000 shares
(4)	Mr. Jones, CFO of Kaire Holdings through April 11, 2007, received 0.27% of the equity of Kaire in the form of 2,383,194 shares.

ITEM 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

Our general operating plan up is as follows:

Short Term

•	Continue growing revenue and profits through the existing business;

•	To meet the challenge of the declining US currency while maintaining revenue and profitability. our goal will be to focus closely on product mix and improve our gross margin;

•	To expand the supply network for our products;

•	Expand our current business model to include other areas that fall within our distribution expertise such as packaging that uses plastic and acrylic material.

Long Term

•	To expand our service into other areas such as Europe and Australia through the same supplier channel. Our existing business model copies to other markets naturally.

 Concerning working capital, the current business generates enough cash to support operational and non-operational expenses.

Results of Operations

Year Ended December 31, 2007 Compared to December 31, 2006

Revenue:

For the years ending December 31, 2007 and 2006, revenues were approximately $18,852,647 and $14,533,801 respectively, for an increase of $4,318,846 (29.7%) over the same period in 2006. The increase in revenue is a mainly a result of higher product demands from existing customers plus one new large U.S. food manufacturer.  The new food manufacturer contributed close to three million dollars in additional revenue for the year.

Cost of Goods Sold:

Cost of goods sold for the years ended December 31, 2007 and 2006 were $18,082,147 and $13,044,014 respectively, for an increase of $5,038,133 (38.6%) over the same period in 2006. This increase is a direct result of the increase in sales.  The increase is mainly a result of an increase in ocean freight of $1,302,146 (114.72%) over prior year due to the increased cost of shipping such as fuel costs, and an increase in the cost of product of $2,568,092 (22.8%) over prior period due mainly to a shortage of materials.    The increase is also due to a valuation reserve adjustment of approximately $500,000 made against product returned from a client.

Gross Profit:

Gross profit was $770,500 and $1,489,787 years ended December 31, 2007 and 2006, a decrease of $719,287 (48.3%) over the same period in 2006.   The gross profit margin as a percent of sales for the years ended December 31, 2007 and 2006 was 4.1% and 10.3 % respectively or a decrease of 6.16%.  The decrease in gross profit percentage was mainly attributable to an increase in the cost of product which accounted for 2.43% of the overall decrease and the increase in the cost of ocean freight accounted for .096% of the overall decrease in gross margin.  Gross margin was affected by an inventory valuation adjustment of approximately $500,000, for which there was no equivalent adjustment in 2006.

Operating Expenses:

Operating expenses for the years ended December 31, 2007 and 2006 were $1,024,469 and $997,459 respectively for an increase of $27,010 (2.7%).  The $27,010 increase in operating expenses was attributable to increases in the following: 1) salaries and related expenses of $27,957 (6.7%), 2) increase in rent of $8,408 (11.2%) offset by a decrease in general administration of $9,355 (1.9%)  The $27,957 increase in salaries and related expenses is a result of the following:  1) $14,000 of discretionary bonuses, 2) $18,720 of salary increases issued to employees offset by 3) $4,763 reduction in salaries due to a temporary headcount reduction.   The increase in rent is due to the increase in the lease rate for 2007.  For an explanation of the $9,355 decrease in administrative expenses, please see the following table.

ADMINISTRATIVE EXPENSES			$ VAR	% VAR
	12/31/2006	12/31/2007
Bad Debt Expense	$138,526	$15,454	$ (123,072)	-88.84%	write off for aged invoices
Professional Service Expense	3,395	48,087	44,692	1316.41%	Fees for Audit of prior years
Accounting	-	44,925	44,925	100.00%	2007 audit and accounting expenses
Travel Expense	257,828	285,209	27,381	10.62%	Cost of Traveling is higher than last year
Other	103,031	99,750	(3,281)	(3.18%)	Miscellaneous items
	$502,780	$493,425	$(9,355)	(1.9%)

Other Income (Expenses):

Interest income for the years ended December 31, 2007 and 2006 was $22,880 and $12,683 respectively for an increase of $10,197 (80.4%) as a result of a larger sum of money being left in the bank to earn interest.  Interest expense of $16,667 for the year ended December 31, 2007 is the interest on two promissory notes issued in February 2007 that total $250,000 in the aggregate.  There was no equivalent expense in the previous year.

Federal Income Tax

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities

Liquidity and Capital Resources

Cash flow used in operations for the year ended December 31, 2007 amounted to $431,331, which mainly consisted the loss for the year ended December 31, 2007 of $302,222 plus the following  1) depreciation expense of $3,562, 2) increase in accounts payable and accrued expenses of $119,481, 3) bad debt expense of $15,454, and 4) increase in accrued interest of $16,667, offset by  1) decrease in accrued liabilities of $1,174, 2) increase in inventory of $25,000, 3) an increase  in prepaid income taxes of $15,002 and 4) an increase in deferred tax asset of $74,457, 5) an increase in accounts receivable of $4,797, and 6) a decrease in income taxes payable of $163,843.

The increase in accounts payable and accrued expenses of $119,481 consisted of the following 1) an increase in accounts payable of $98,056, and 2) increase in accrued professional fees of $21,425.

Net cash used in investing activities for year ended December 31, 2007 was $nil.

Net cash generated in financing activities for year ended December 31, 2007 was $51,418, which consisted of $53,918 of cash acquired in the merger with Kaire, offset by the repayment of a $2,500 shareholder advance.

On December 31, 2007 the Company had total assets of $4,484,011 compared to $4,748,142 on December 31, 2006, a decrease of $264,131or 5.6%.  The Company had a total stockholder's deficit of $843,673 on December 31, 2007, compared to a stockholder’s equity of $1,685,315 on December 31, 2006, a decrease of $841,642 (49.9%).  As of December 31, 2007 the Company's working capital position decreased by $899,920 (58.9%) from working capital of $1,527,983 at December 31, 2006 to working capital of $628,163 at December 31, 2007.  These decreases were a result of assuming Kaire’s assets and liabilities.

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

ITEM 8.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 8A.                      Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), were unable to conclude that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual report for the year ended December 31, 2008.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8A(T).  Controls and Procedures.

Disclosure Controls and Procedures

     As of December 31, 2007, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

     There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of
Sponsoring Organizations of the Treadway Commission ("COSO Framework").

     Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.  Our principal Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties.  Additionally, our controls over the preparation and close of our financial statements were not effective.  We posted a material adjustment relating to our consignment inventory.
  As a result of this material weakness we have implemented remediation procedures whereby in December 2007 we have hired an additional administrative person and will retain an outside professional firm to assist in the separation of duties on an ongoing basis.  We will continue to monitor and assess the costs and benefits of additional staffing.

     This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report on internal control in this annual report.

Item 8B.                      Other Information.

N/A

PART III

ITEM 9.                      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company has three directors and a sole executive officer, and their ages and positions with the Company as of December 31, 2007 are as follows:

Name	Age	Office	Since
Steven R. Westlund	60	Chairman, CEO and Acting CFO	1995
William Gresher	61	Director	January 2007
Allen Lin	54	Director	January 2007

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

Allen Lin has over 17 years of packaging industry and financial venture investment experiences which included successful start-ups, H & H Glass Inc., in 1989, where he is instrumental in global manufacturing outsourcing for rigid packaging material (including but not limited to glass containers) in packaging distribution solutions for North America.   Mr. Lin recently earned a degree of Mater of International Law from a national university in Germany and also  holds an MBA from  a national university in Chicago, Illinois, USA (graduated with Honor).   Mr. Lin has gained a lot of international exposures mainly from the tasks involved in identifying merger and acquisition candidates in the packaging distribution network and promoting his packaging business in the North American, South American and European continents.  Born and raised in Taiwan, Mr. Lin is fluent in both Chinese and English.

William Gresher is currently the Chief Financial Officer with The Mexmil Company where he has been for the last 4 years.  Prior to Mexmil, Bill held high level financial positions in several companies including the Chief Financial Officer for Distinctive Appliances, Inc. (DACOR), in Pasadena, CA, Vice President of Finance for Fadal Engineering in Chatsworth, CA., Vice President Corporate Financial Planning for Allergan Inc., Irvine, CA., Vice President Controller, Bentley Laboratories, Inc., Irvine CA, a division of Baxter International, Inc., Controller of Bell & Howell Co., Lincolnwood, IL., and several years with Arthur Andersen & Co., Chicago, IL.  Mr. Gresher has a Bachelors Degree in Accounting and an MBA from Northern Illinois University.  Mr. Gresher started his career as a CPA with Arthur Andersen & Co. Next, Mr. Gresher moved to Bell & Howell for 8 years of which 4 years were spent in Tokyo, Japan where he was Plant Controller for their manufacturing operations. The next 10 years were spent with Baxter International in a variety of managerial positions including Director of Finance – Asia Pacific, Assistant Corporate Controller and Vice President Finance for Bentley Laboratories in Irvine California. At Allergan Inc., Bill held Vice President positions for the Humphrey, International and European divisions, as well a Vice President Corporate Financial Planning.

Directors received no remuneration during the year ended December 31, 2007.  All Kaire Directors are entitled to reimbursement of funds advanced to pay expenses in connection with our Company's business.  Our Company has not established specific committees within the Board of Directors.

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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics for the Chief Executive Officer and the Principal Financial Officer

On September 7, 2004, the sole Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and the Principal Financial Officer, which was included as exhibit 14.1 with the December 31, 2004 Form 10KSB.

ITEM 10.                      Executive Compensation

The following table sets forth certain summary information regarding compensation paid by Kaire holdings for services rendered during the fiscal years ended December 31, 2007 and 2006, respectively, to Kaire Holding’s Chief Executive Officer and Chief Financial Officer during such period.

Summary Compensation Table
Executive Compensation:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Westlund, CEO and CFO	2007	0 K	0	270 K	0	0	0	0	270 K
Randall Jones CFO *	2007	0	0	24 K	0	0	0	0 K	24 K

* Randall Jones was terminated as Chief Financial Officer as off April 9, 2007.  Mr. Westlund will act as temporary CFO until a replacement is found.

During 2007, Mr. Westlund received 3% of the equity of the new entity in the form of 27,000,000 shares valued at the market price at the time of $.01 per share.

During 2007, Mr. Jones received 0.3% of the equity of the new entity in the form of 2,383,194 shares valued at the market price at the time of $.01 per share.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth certain   summary   information   regarding outstanding equity awards as of December 31, 2007 to the Company's Chief Executive Officer and Chief Financial Officer and most highly paid executive officers during such period.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steve Westlund	o	o	o	o	o	o	o	o	o
Randall Jones	o	o	o	o	o	o	o	o	o

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Westlund	0	0	0	0	0	0	0
William Gresher	0	0	0	0	0	0	0
Allen Lin	0	0	0	0	0	0	0

Options/SAR Grants in the Last Fiscal Year:

None

Employment Agreements –  N/A

Compensation of Directors:

Directors did not receive remuneration for their services as directors for the year ended December 31, 2007.
H&H Glass offers health insurance to all its employees.   H&H Glass also has a discretionary post-employment benefit plan available to its employees.

ITEM 11.                      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of December 31, 2007 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock and (ii) KAIH's directors and executive officer, and (iii) all officers and directors of KAIH as a group.

	Shares beneficially owned (1)
	Number of shares	Percentage of class (2)
Steve Westlund 7700 Irvine Center Dr. Suite 870 Irvine, CA 92618	30,700,000	3.4%

Owen Naccarato	46,875,000	5.2%
18301 Von Karman Ave. Suite 430 Irvine, CA 92612

Standard Resources Ltd. (3) 8/F Hing Wong Court 21-23 Tai Wong Street East Wanchi, Hong Kong	783,000,000	87.0%

Officers and Directors as a group	813,700,000	90.4%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)  Percentage based on 900,000,000 shares of common stock outstanding as of December 31, 2007.

(3)  Standard Resources LTD is a related company to Allen Lin the founder and CEO of H&H Glass.

ITEM 12.                      Certain Relationships and Related Transaction

Allen Lin

The Company paid its President, Mr. Allen Lin, salary of $210,000 and $214,950 for the years ended December 31, 2007 and 2006, respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the company and was paid salary of $48,000 and $45,600 for the year ended December 31, 2007 and 2006, respectively.

Steven Westlund

During 2006, Mr. Westlund was paid $27,625 in cash.

During 2007, Mr. Westlund received 3% of the equity of the new entity in the form of 27,000,000 shares valued at the market price at the time of $.01 per share.

ITEM 13.                      Exhibits, List and Reports in Form 8-K

(a)	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)( Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K
February 1, 2006	Items 1.01: reporting the issuance of convertible debentures in 2005.
April 17, 2006	Items 4.02 and 7: Restatement of 12-31-04 audited Financial Statements
February 5, 2007	Items 4.01 and 9.01: Change in registered certified accountant
February 6, 2007	Items 2.01 and 9.01: Acquisition of H&H Glass by YesRx.com
February 23, 2007	Items 5.01 and 9.01: Appointment of two new Directors
May 14, 2007	Items 2.01 and 9.01: Agreement and plan of merger finalized
October 3, 2007	Item 9.01: H&H audited financials and proformas

ITEM 14.                      Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, PMB Helin Donovan, LLP:

	For the Year Ended December 31,
	2007	2006
Audit Fees	77,619	$ 53,165
Audit-Related Fees	30,835	$ 30,406
Tax Fees	0	$0
All Other Fees	0	$ 9,548
Total Fees	108,454	$93,119

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

Kaire Holdings Incorporated

By:     /s/Steven R. Westlund
Steven R. Westlund Chief Executive Officer

Dated:   April 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Steven R. Westlund                                                                                    April 15, 2008
Steven R. Westlund Chief Executive Officer,
Principal Financial Officer and Director

/s/Allen Lin                                                                               April 15, 2008
Allen Lin, Director

/s/William Gresher                                                                                    April 15, 2008
William Gresher, Director

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
for the Years Ended
December 31, 2007 and 2006

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
for the Years Ended
December 31, 2007 and 2006

C  O  N  T  E  N  T  S

Report of Independent Registered Public Accountants	F1

Consolidated Balance Sheets	F2

Consolidated Statements of Operations and Comprehensive Income	F3

Consolidated Statements of Shareholders’ Equity	F4

Consolidated Statements of Cash Flows	F5 – F6

Notes to Consolidated Financial Statements	F7 – F20

Report of Independent Registered Public Accountants

To the stockholders and Board of Directors of
Kaire Holdings Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Kaire Holdings, Inc., a Delaware corporation, as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kaire Holdings, Inc., as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, on July 2, 2007, the Company entered into a merger transaction.

/s/PMB Helin Donovan LLP
San Francisco, California
April 11, 2008

F1

Kaire Holdings Incorporated and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2007 and 2006

	2007	2006
Current Assets
Cash	$210,082	$589,995
Short-term investments	252,231	223,972
Accounts receivable (net of reserve for doubtful
accounts of $0 and $0, respectively	3,766,186	3,776,843
Prepaid taxes	15,002	-
Consignment inventory	25,000	-

Total Current Assets	4,268,501	4,590,810

Property, Plant and Equipment (net of accumulated
depreciation of $26,019 and $22,457, respectively)	11,985	15,547

Other Assets
Deposits	6,496	6,496
Deferred tax assets	197,029	135,289

Total Other Assets	203,525	141,785

Total Assets	$4,484,011	$4,748,142

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$3,136,626	$2,898,984
Income taxes payable	-	163,843
Loans payable	250,000	-
Accrued interest	16,667	-
Accrued liabilities	237,045	-

Total Current Liabilities	3,640,338	3,062,827

Stockholders’ Equity
Convertible preferred shares: $0.001 par value, 10,000,000,000 shares
authorized, 173,333,333 issued and outstanding at December 31, 2007	173,333	-
Common stock: $0.001 par value, 900,000,000 shares authorized,
900,000,000 issued and outstanding at December 31, 2007:
No par value, 1 share issued and outstanding at December 31, 2006	900,000	1,000
Additional paid-in capital	-	-
Accumulated other comprehensive income	72,436	56,894
Retained (deficit)/earnings	(302,096)	1,627,421

Total Stockholders’ Equity	843,673	1,685,315

Total Liabilities and Stockholders’ Equity	$4,484,011	$4,748,142

The accompanying notes are an integral part of these financial statements.
- F2 -

Kaire Holdings Incorporated and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31, 2007 and 2006

	2007	2006

Revenues	$18,852,647	$14,533,801
Cost of goods sold	(18,082,147)	(13,044,014)

Gross Profit	770,500	1,489,787

Operating Expenses
Administrative expenses	493,425	502,780
Rent	83,614	75,206
Salaries and wages	447,430	419,473

Total Operating Expenses	1,024,469	997,459

Income/(Loss) from Operations	(253,969)	492,328

Other Income/(Expenses)
Interest income	22,880	12,683
Other expense	-	(192)
Interest expense	(16,667)	-

Total Other Income/(Expenses)	6,213	12,491

Net Income/(Loss) before Income Taxes	(247,756)	504,819

Income tax expense	(54,466)	(202,972)

Net Income/(Loss)	(302,222)	301,847

Other Comprehensive Income
Unrealized gain on investments	15,542	30,942

Comprehensive Income/(Loss)	$(286,680)	$332,789

Earnings per weighted average share of common stock - basic and diluted	$(0.00)	$0.00
Weighted average shares outstanding - basic and diluted	840,698,630	783,000,000

The accompanying notes are an integral part of these financial statements.
- F3 -

Kaire Holdings Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2007 and 2006

					Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)/Earnings	Total

Balance, December 31, 2005	-	$-	1	$1,000	$-	25,952	$1,325,574	$1,352,526

Unrealized gain on investment, net of tax	-	-	-	-	-	30,942	-	30,942

Net income	-	-	-	-	-	-	301,847	301,847

Balance, December 31, 2006	-	$-	1	$1,000	$-	56,894	$1,627,421	$1,685,315

Effect of reverse merger:
Net effect of assumption of Kaire assets and liabilities	173,333,333	173,333	42,616,806	42,617	42,536,501	-	(43,307,413)	(554,962)
Issuance of shares to H&H Glass owners in connection with the merger	-	-	783,000,000	783,000	(783,000)	-	-	-
Issuance of other shares in connection with the merger	-	-	74,383,194	74,383	(74,383)	-	-	-
Reclassifications due to reverse merger	-	-	(1)	(1,000)	1,000	-	-	-
Elimination of accumulated deficit of Kaire	-	-	-	-	(41,680,118)	-	41,680,118	-

Unrealized gain on investment, net of tax	-	-	-	-	-	15,542	-	15,542

Net income	-	-	-	-	-	-	(302,222)	302,222)

	173,333,333	$173,333	900,000,000	$900,000	$-	$72,436	$(302,096)	$843,673

The accompanying notes are an integral part of these financial statements.
- F4 -

Kaire Holdings Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006
Increase (decrease) in cash and cash equivalents:
Net income/(loss)	$(302,222)	$301,847
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation expense	3,562	5,167
Bad debt	15,454	138,526
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,797)	(1,510,182)
Increase in inventory	(25,000)	-
Increase in prepaid taxes	(15,002)	-
Increase in deferred tax asset	(74,457)	(25,108)
Decrease in income taxes payable	(163,843)	(81,252)
Increase in accounts payable and accrued expenses	119,481	1,541,657
Increase in interest payable	16,667	-
Decrease in accrued liabilities	(1,174)	-
Net cash (used in)/generated by operating activities	(431,331)	370,655

Cash flow from investing activities:
Net cash used in investing activities	-	-

Cash flow from financing activities:
Cash acquired from acquisition of Kaire	53,918	-
Payments on shareholder advance	(2,500)	-
Net cash generated by financing activities	51,418	-

Net (decrease)/increase in cash and cash equivalents	(379,913)	370,655

Cash and cash equivalents at beginning of year	589,995	219,340

Cash and cash equivalents at end of period	$210,082	$589,995

(continued)

The accompanying notes are an integral part of these financial statements.
- F5 -

Kaire Holdings Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2007 and 2006

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$-	$-
Taxes	$307,768	$309,332

During the year ended December 31, 2007, the Company entered into the following non-cash transactions.

Issued 173,333,333 shares of convertible preferred stock for settlement of $2,624,170 of convertible debt and interest of Kaire

Issued 857,383,194 shares of common stock in association with the merger with H&H Glass, Inc.

Unrealized gain on short-term investments, net of tax	$15,542	$30,942

Merger of Kaire Holdings, Incorporated, and H&H Glass, Inc.
Cash	$53,918	$-
Accounts payable and accrued expenses	(120,661)	-
Loans payable	(250,000)	-
Accrued liabilities	(238,219)	-
Net liabilities assumed	$(554,962)	$-

The accompanying notes are an integral part of these financial statements.
- F6 -

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

1.                          Summary of Significant Accounting Policies

Nature of Operations

On July 2, 2007, Kaire Holdings Incorporated (“Kaire” or “the Company”) through its wholly-owned subsidiary, YesRx.com (“YesRx”) acquired all the outstanding shares of H&H Glass, Inc. (“H&H Glass” or “H&H”), in exchange for 783,000,000 shares of its common stock in a reverse triangular merger (the “Merger”).  H&H Glass is a glass importer that supplies custom products such as perfume bottles and food condiment bottles, plus provides complementary services such as container design and mold making.  H&H Glass imports glass containers from Asia and distributes to North America.  H&H Glass acquires its products mainly from one supplier in China and Taiwan and sells its products through several distributors in the United States and Canada who service small to medium sized customers.  H&H imports in excess of 1,000 shipping containers of glass a year.  Depending on the size of the product, a container can contain anywhere from 3,000 to 300,000 pieces.

Organization and Line of Business

Kaire Holdings Incorporated, a Delaware corporation, was originally incorporated on June 2, 1986.

Effective February 3, 1998, Kaire changed its name to Kaire Holdings Incorporated from Interactive Medical Technologies, Ltd.

On January 23, 2007, Kaire Holdings Incorporated and its wholly-owned subsidiary, YesRx, executed a Letter of Intent whereby YesRx would acquire all of the outstanding stock of H&H Glass Corporation, an Illinois corporation.  H&H Glass was formed in 1989.  As part of this transaction, on February 4, 2007, Kaire Holdings discontinued its pharmacy business, and Effective Health, Inc., was voluntarily shut down.

Merger and Corporate Structure

On July 2, 2007, an Agreement and Plan of Merger was executed between Kaire Holdings Incorporated, its wholly-owned subsidiary YesRx.com, and H&H Glass, whereby YesRx.com acquired all of the outstanding stock of H&H Glass Corporation, an Illinois corporation in exchange for 783,000,000 shares of Kaire’s common stock representing 87% of Kaire’s outstanding stock.  As part of the merger agreement, 45,000,000 shares were issued to Naccarato and Associates related to assistance with the merger.

As a result of the Merger, there was a change in control of Kaire.  In accordance with SFAS No. 141, H&H Glass was defined as the accounting acquirer.  While the transaction is accounted for using the purchase method of accounting, in substance the transaction results in a reverse merger with a recapitalization of Kaire’s capital structure.

The historical financial statements presented herein are those of H&H Glass, as adjusted to give effect to the stock of Kaire (the legal acquirer) since the Merger.  The retained earnings of the accounting acquirer have been carried forward after the acquisition, and H&H Glass’s basis of its assets and liabilities were carried over in the recapitalization.  Operations prior to the business combination are those of H&H Glass.

The accompanying notes are an integral part of these financial statements.
- F7 -

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

1.           Summary of Significant Accounting Policies (continued)

Merger and Corporate Structure (continued)

The accompanying financial statements present the historical financial condition, results of operations and cash flows of H&H Glass prior to the Merger.

The significant acquired assets and liabilities are noted as follows:

Kaire Holdings, Inc., and subsidiaries
Summary Statement of Financial Position
At July 1, 2007
Assets
Cash	$53,918
Total Assets	$53,918

Liabilities
Accounts payable and accrued expenses	120,661
Loans payable	250,000
Accrued liabilities	238,219
Total Liabilities	$608,880

Net liabilities assumed	$554,962

Principles of Consolidation

The consolidated financial statements include the accounts of Kaire and its wholly-owned subsidiaries (collectively the “Company”).  The Company’s subsidiaries include H&H Glass, Effective Health, Inc., and YesRx.com.  Intercompany accounts and transactions have been eliminated upon consolidation.  The financial statements for the fiscal year ending December 31, 2007, contain a full year of H&H Glass and the financial statements of Kaire Holdings, Inc., and its other subsidiaries from July 2, 2007 (date of merger).  The financial statements for the fiscal year ending December 31, 2006, contains only a full year of H&H Glass.

As a result of the application of reverse takeover accounting, the consolidated financial statements are issued under the name of the legal parent (Kaire Holdings, Inc.) but are a continuation of the financial statements of the wholly-owned legal subsidiary (H&H Glass) and not of the legal parent.  The control of the assets and business of Kaire Holdings, Inc., is deemed acquired in consideration for the issue of additional capital by H&H Glass.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements.  Significant estimates include allowance for doubtful accounts.

The accompanying notes are an integral part of these financial statements.
- F8 -

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

Revenue Recognition

The Company recognizes product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured.  Delivery is considered to have occurred when title and risk of loss have transferred to the customer.  The price is considered fixed or determinable when it is not subject to refund or adjustments.

Concentration of credit risk

The Company, at times, maintains cash balances in excess of the federally insured limit of $100,000 per institution.  The uninsured balance as of December 31, 2007 was $28,010.  The uninsured balance as of December 31, 2006, was $497,652.

The Company had unsecured short-term investments totaling $252,231 and $223,972 at December 31, 2007 and 2006, respectively.

Accounts receivable are typically unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.  As of December 31, 2007, 92.5% of H&H Glass’s Accounts Receivable were attributable to five customers.  As of December 31, 2006, 91.5% of H&H Glass’s Accounts Receivable were attributable to five customers.

H&H Glass purchased 98.9% and 100% of its glass from one vendor in 2007 and 2006 respectively.  During the years ended December 31, 2007 and 2006, H&H Glass purchased $13,813,347 and $11,288,694 of products from this vendor, respectively.  This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass has begun to use additional suppliers.

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

The accompanying notes are an integral part of these financial statements.
- F9-

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

1.           Summary of Significant Accounting Policies (continued)

Consignment Inventory

H&H Glass’s inventory at the year ending December 31, 2007, consists of goods returned by a customer and is stated at the lower of cost or estimated net realizable value.

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

Income Taxes

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

The accompanying notes are an integral part of these financial statements.
- F10 -

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

1.               Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards.  A valuation allowance is established to reduce the deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  The Interpretation requires that realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements.  Further, the Interpretation requires the recognition of tax benefits recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information.  The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits.  The Company adopted the Interpretation in the first quarter 2007.  The Company had minimal impact from adoption of this Interpretation.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments.  For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

Stock-Based Compensation

Effective January 1, 2006, the Company has adopted the fair-value-based method of accounting prescribed in Financial Accounting Standards Board Statement No. 123R (Accounting for Stock-Based Compensation) for its employee stock option plans.

Specifically, the Company adopted SFAS No. 123R using the “prospective method.”  This statement replaced FAS-123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS-95, Statement of Cash Flows.  FAS-123R requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or cancelled after that date.  The scope of FAS-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  All employee stock option grants made since the beginning of fiscal 2005 have been expensed over the related stock option vesting period based on the fair value at the date the options are granted.  Prior to fiscal 2005, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options.  The Company did not have any unvested employee stock options or warrants outstanding at December 31, 2007 or 2006.

The accompanying notes are an integral part of these financial statements.
- F11 -

1.               Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities.  The Company does not incur currency translation adjustments because all transactions with foreign companies are denominated in US Dollars.  The Statement requires only additional disclosures in the consolidated financial statements and does not affect the Company’s financial position or results of operations.

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentations.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred.  There were no advertising and marketing costs for the years ended December 31, 2007 and 2006.

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

Recent Accounting Pronouncements

Effective at the beginning of the first quarter of 2007, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The accompanying notes are an integral part of these financial statements.
- F12 -

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

1.           Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

As a result of the implementation of FIN 48, the Company has not changed any of its tax accrual estimates.  The Company files U.S. federal and U.S. state tax returns.  For state tax returns the Company is generally no longer subject to tax examinations for years prior to 2003.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company adopted SFAS No. 155 in fiscal year 2007.  SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”).  As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable.  The Company must adopt FAS 157 in fiscal 2008, and management currently does not expect the impact to be material to its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity”.

In December 2006, the FASB issued the FASB Staff Position (FSP) No.  EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements.  This FSP addresses an issuer’s accounting for registration payment arrangements.  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements.  This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  The Company adopted FSP EITF 00-19-2 beginning in 2007.  The adoption of this FSP did not have a material effect upon the Company’s financial statements.

The accompanying notes are an integral part of these financial statements.
- F13 -

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

1.           Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations - Revised 2007.  SFAS 141 R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS 141R applies to business combinations where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is in the process of analyzing the effects SFAS 141R will have on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings.  Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest.  SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The Company is currently evaluating the impact that the pending adoption of SFAS 160 will have on its financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company has not determined the impact, if any SFAS No. 161 will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

The accompanying notes are an integral part of these financial statements.
- F14

2.           Preferred Stock Transactions

The agreement with the former holders of Kaire’s convertible debt states that all debt and related convertible interest would be converted into fixed rate convertible preferred shares at an exercise price fixed on a post-reverse split basis of $3 per share, and that 866,667 shares would have to be issued in order to retire the debt.  The agreement states that the shares will be issued after the Company completes a reverse stock split in early fiscal 2008 and changes its state of domicile from Delaware to Nevada.

The Company has deemed these shares to have been issued concurrent with the merger.  The Company has recorded 173,333,333 shares at $0.001 par value to retire debt and interest totaling $2,624,170.  Preferred shares are convertible into common shares on a 1:1 ratio at a fixed rate of $3 per share (post reverse split).  Preferred shares have no voting rights and earn no dividends.

Statement of Financial Accounting Standards No. 150: Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FAS 150) establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity.  A financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur.  A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable—and, therefore, becomes a liability—if that event occurs, the condition is resolved, or the event becomes certain to occur.

Based on the assessment of FAS 150, the Company determined that the preferred shares are not mandatorily redeemable and are properly classified as equity in the accompanying financial statements.

3.           Common Stock Transactions

Common stock transactions during the year ended December 30, 2007

On October 19, 2007, the Company issued 857,383,194 shares of its common stock in connection with the merger with H&H Glass.  783,000,000 shares were issued to the owners of H&H Glass, 29,383,194 were issued to the former officers of Kaire, and 45,000,000 were issued to Naccarato and Associates for assistance with the merger.

The accompanying notes are an integral part of these financial statements.
- F15 -

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

4.           Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $210,000 and $214,950 for the years ended December 31, 2007 and 2006, respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the company and was paid salary of $48,000 and $45,600 for the year ended December 31, 2007 and 2006, respectively.

5.           Accounts Receivable

The Company recognizes product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured.  Delivery is considered to have occurred when title and risk of loss have transferred to the customer.  The price is considered fixed or determinable when it is not subject to refund or adjustments.

Outbound shipping and handling charges are included in net sales.  H&H Glass assumes responsibility for all glass shipments until they are received by and approved by their customers.  Accounts receivable are unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.  At December 31, 2007 and 2006, H&H Glass had no reserves for doubtful accounts, as the Company believes that all of its accounts receivable are fully collectible.

Accounts receivable as of December 31, 2007 and 2006, were $3,766,186 and $3,776,843, respectively.  At December 31, 2007, five customers accounted for 92.5% of all accounts receivable.  At December 31, 2006, the same five customers accounted for 91.5% of all accounts receivable.

6.           Property and Equipment

H&H Glass’s property and equipment at December 31, 2007 and 2006, consisted of the following:

	2007	2006
Furniture and fixtures	$14,552	$14,552
Computers and equipment	23,452	23,452
	38,004	38,004
Less accumulated depreciation	(26,019)	(22,457)
Total	$11,985	$15,547

H&H Glass recorded depreciation expense for the year ended December 31, 2007 and 2006, of $3,562 and $5,167, respectively.

The accompanying notes are an integral part of these financial statements.
- F16 -

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

7.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2007 and December 31, 2006, consisted of the following:

	2007	2006
Accounts payable	$3,017,709	$2,898,984
Accrued professional and related fees	93,225	-
Accrued settlements	25,692	-
Total	$3,136,626	$2,898,984

8.           Income Taxes

Significant components of the provision for taxes based on income are as follows for the years ended December 31:

	2007	2006

Current	$128,923	$228,080
Deferred	(74,457)	(25,108)

Total provision for income taxes	$54,466	$202,972

Significant temporary differences that give rise to the deferred tax assets as of December 31, 2007 and 2006, follow:

	2007	2006
Deferred tax assets/(liabilities):
Inventory valuation adjustment	$224,421	$-
Management fees	-	138,436
California franchise tax	11,822	26,643
Unrealized gain on investments	(38,033)	(25,316)
Other	(1,181)	(4,474)
Net deferred tax assets	$197,029	$135,289

The Company has recorded deferred tax assets of $197,029 and $135,289 at December 31, 2007 and 2006, respectively.  These arise principally in 2007 from inventory reserves and in 2006 from fees paid and deductible in the year after the period in which they were accrued.  The Company has not recorded any valuation allowance against these deferred tax assets.

The accompanying notes are an integral part of these financial statements.
- F17 -

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

8.           Income Taxes (continued)

Tax rate reconciliation
	2007	2006
Federal tax rate	34.0%	34.0%
State taxes, net of benefit	5.8%	5.8%
Non-deductible tax expenses	(61.8)%	0.0%
Other	0.0%	0.4%

Effective tax rate	(22.0)%	40.2%

Kaire has available net operating loss carryforwards from previous years.  Tax rules impose limitations on the use of net operating losses following certain changes in ownership.  Such a change occurred in the merger in July 2007, which will limit the utilization of the net operating losses in subsequent years.  The Company evaluated Kaire’s accumulated loss carryforwards and determined that, because of the changes in industry focus accompanied by Kaire’s multiple changes in ownership prior to the merger, the losses have no future economic benefit.  These loss carryforwards are fully reserved.

9.                                                              Notes Payable

In February 2007, Kaire issued two promissory notes for an aggregate of $250,000, with interest on the unpaid principal balance at eight percent (8%) per annum.  The notes were originally due October 1, 2007, but were extended to June 30, 2008.  Interest accrued on these notes at December 31 is $16,667.

These two notes and their accrued interest were included in the liabilities assumed by H&H Glass in the reverse merger.

10.                                             Commitments and Contingencies

Litigation

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations.  The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

The accompanying notes are an integral part of these financial statements.
- F18 -

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

10.                                   Commitments and Contingencies (continued)

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space at 7700 Irvine Center Drive in Irvine, California.  The lease began on January 1, 2005, and expires on August 31, 2008.  As of December 31, 2007, total monthly base rent is $6,854.  Until a new lease is negotiated, future minimum lease payments are as follows:

Year ended December 31,
2008	$51,966
Thereafter	-

$51,966

H&H Glass recorded rent expense for the years ended December 31, 2007 and 2006, of $63,052 and $56,152, respectively.

11.           Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period.  The Company’s Convertible Preferred Shares constituted potentially dilutive securities as of December 31, 2007.  However, the current period loss would make these securities anti-dilutive.  Therefore, basic and fully diluted earnings per share are the same.  The weighted average share at December 31, 2007 was calculated as follows:  (1) the number of common shares outstanding from January 1 through July 2 (the merger date); and (2) the number of common shares from the merger date through December 31, 2007, are the actual number of shares issued by the legal acquirer during that period.  Earnings per share at December 31, 2006, is calculated using the number of common shares issued to effect the business combination as being outstanding during the entire period.

12.           Merger with H&H Glass, Inc.

On July 2, 2007, Kaire completed the merger with H&H Glass, Inc., a privately held company.  The acquisition has been accounted for as a reverse merger (recapitalization), with H&H Glass deemed to be the accounting acquirer.  Accordingly, the historical financial statements presented herein are those of H&H Glass, as adjusted to give effect to the stock of Kaire (the legal acquirer) since the Merger.

The accompanying notes are an integral part of these financial statements.
-
F19 -

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

12.           Merger with H&H Glass, Inc. (continued)

The following unaudited pro forma consolidated results of operations have been prepared as if the merger had occurred at January 1, 2007 and at January 1, 2006:

	December 31, 2007	December 31, 2006
Sales	$18,852,647	$14,533,801
Cost of goods sold	(18,082,147)	(13,044,014)
Operating expenses	(1,077,350)	(1,186,457)
Net other income	6,213	33,582
Provision for income taxes	(41,749)	(177,656)
Unrealized gain on investments	15,542	30,942
Net income/(loss)	$(326,844)	$190,198

Net loss per share – basic and diluted	$(0.00)	$0.00

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the merger been consummated as of that time, nor is it intended to be a projection of future results.

13.           Subsequent Events

An Information Statement was furnished in accordance with the requirements of Regulation 14C promulgated under the Securities Exchange Act of 1934, as amended, by KAIRE HOLDINGS INC., in connection with certain actions to be taken by the written consent by the majority shareholders of Kaire Holdings, Inc. dated January 7, 2008.  The proxy was mailed on February 26, 2008.

There are three actions to be taken by written consent:

First the Company is to file Amendments (the “Certificate Amendment”) to the Company’s certificate of incorporation, as amended (the “Certificate of Incorporation”) to effect the following: a) to effect a reverse stock split of issued and outstanding common stock at a ratio of at least 1-for-100 and up to 1-for-200, the exact ratio subject to the definitive action of the Board of Directors (the “Board of Directors”) within 120 days after the date of the stockholder approval, and retain the current number of authorized shares and the par value of common stock reflected in the Company’s Certificate of Incorporation, b) to change the Company’s name to “International Packaging and Logistics Corporation”, and c) to authorize 50,000,000 shares of blank-check preferred stock.

The second action is to change state of incorporation from Delaware to Nevada.

The third action is the ratification of the appointment of PMB Helin Donovan, LLP, as independent accountants for the current fiscal year.

The Company anticipates that these actions will be completed during the second quarter of fiscal year 2008.

The accompanying notes are an integral part of these financial statements.
- F20 -