Form 10-Q
period 2008-03-31
KAIRE HOLDINGS INC
filed 2008-05-19
CIK 822997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008  or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 0-21384

KAIRE HOLDINGS INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Nevada	13-3367421
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

7700 Irvine Center Drive, Suite 870
Irvine, California
(Address of Principal Executive Offices)

92608
(Zip Code)

(949) 861-3560
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes       ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of May 14, 2008 was 900,000,000

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
for the Three Months Ended

March 31, 2008 and 2007

Kaire Holdings Incorporated
and Subsidiaries

Consolidated Financial Statements
for the Three Months Ended

March 31, 2008 and 2007

C  O  N  T  E  N  T  S

Consolidated Balance Sheets	1

Consolidated Statements of Operations and Comprehensive Income	2

Consolidated Statements of Cash Flows	3

Notes to Consolidated Financial Statements	4 – 16

Kaire Holdings Incorporated and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2008, and December 31, 2007

	2008	2007
Current Assets	(unaudited)	(audited)
Cash	$190,413	$210,082
Short-term investments	252,231	252,231
Accounts receivable (net of reserve for doubtful
accounts of $0 and $0, respectively)	3,054,893	3,766,186
Prepaid taxes	-	15,002
Consignment inventory	25,000	25,000

Total Current Assets	3,522,537	4,268,501

Property, Plant and Equipment (net of accumulated
depreciation of $27,378 and $26,019, respectively)	10,626	11,985

Other Assets
Deposits	6,496	6,496
Deferred tax assets	197,029	197,029

Total Other Assets	203,525	203,525

Total Assets	$3,736,688	$4,484,011

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$2,274,239	$3,136,626
Income taxes payable	40,573	-
Loans payable	250,000	250,000
Accrued interest	21,667	16,667
Accrued liabilities	237,045	237,045

Total Current Liabilities	2,823,524	3,640,338

Stockholders' Equity
Convertible preferred shares: $0.001 par value, 10,000,000,000
shares authorized, 173,333,333 issued and outstanding	173,333	173,333
Common stock: $0.001 par value, 900,000,000 shares
authorized, 900,000,000 issued and outstanding	900,000	900,000
Additional paid-in capital	-	-
Accumulated other comprehensive income	72,436	72,436
Retained (deficit)/earnings	(232,605)	(302,096)

Total Stockholders' Equity	913,164	843,673

Total Liabilities and Stockholders' Equity	$3,736,688	$4,484,011

See accompanying notes.

Kaire Holdings Incorporated and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2008 and 2007

	2008	2007
	(unaudited)	(unaudited)
Revenues	$4,386,406	$2,956,750
Cost of goods sold	(3,922,932)	(2,631,121)

Gross Profit	463,474	325,629

Operating Expenses
Administrative expenses	165,220	112,615
Rent	20,203	19,054
Salaries and wages	148,499	112,244

Total Operating Expenses	333,922	243,913

Income from Operations	129,552	81,716

Other Income/(Expenses)
Interest income	4,052	6,050
Interest expense	(5,000)	-

Total Other Income/(Expenses)	(948)	6,050

Net Income before Income Taxes	128,604	87,766

Income tax expense	(59,113)	-

Net Income	69,491	87,766

Other Comprehensive Income
Unrealized gain on investments	-	27,270

Comprehensive Income	$69,491	$115,036

Earnings per weighted average share of common stock - basic	$0.00	$0.00
Earnings per weighted average share of common stock - diluted	$0.00	$0.00
Weighted average shares outstanding – basic	900,000,000	783,000,000
Weighted average shares outstanding - diluted	1,073,333,333	783,000,000

See accompanying notes.

Kaire Holdings Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007

	2008	2007
Increase (decrease) in cash and cash equivalents:	(unaudited)	(unaudited)
Net income	$69,491	$87,766
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation expense	1,359	1,193
Changes in operating assets and liabilities:
Decrease in accounts receivable	711,293	1,113,954
Decrease in prepaid taxes	15,002	-
Increase (decrease) in income taxes payable	40,573	(135,200)
Decrease in accounts payable and accrued expenses	(857,387)	(1,001,633)
Net cash provided by (used in) operating activities	(19,669)	66,080

Cash flow from investing activities:
Net cash used in investing activities	-	-

Cash flow from financing activities:
Net cash generated by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(19,669)	66,080

Cash and cash equivalents at beginning of year	210,082	589,995

Cash and cash equivalents at end of period	$190,413	$656,075

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$-	$-
Taxes	$3,358	$135,200
Unrealized gain on short-term investments	$-	$27,270

See accompanying notes.

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008

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

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008

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

Principles of Consolidation

The consolidated financial statements include the accounts of Kaire and its wholly-owned subsidiaries (collectively the “Company”).  The Company’s subsidiaries include H&H Glass, Effective Health, Inc., and YesRx.com.  Intercompany accounts and transactions have been eliminated upon consolidation.  The balance sheets as of March 31, 2008, and December 31, 2007, contain the balances of H&H Glass, Kaire and its other subsidiaries as of those dates.  The statements of operations for the three-month period ending March 31, 2008, contain three months’ results of operations of H&H Glass and three months of Kaire Holdings, Inc., and its other subsidiaries from January 1, 2008 through March 31, 2008.  The statements of operations for the three-month period ending March 31, 2007, contain the results of operations of only H&H Glass.

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

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008

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

Concentration of credit risk

The Company, at times, maintains cash balances in excess of the federally insured limit of $100,000 per institution.  The uninsured balance as of March 31, 2008, was $5,147.  The uninsured balance as of December 31, 2007, was $28,010.

The Company had unsecured short-term investments totaling $252,231 at both March 31, 2008 and at December 31, 2007.

Accounts receivable are typically unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.  As of March 31, 2008, 86.0% of H&H Glass’s Accounts Receivable were attributable to five customers.  As of December 31, 2007, 92.5% of H&H Glass’s Accounts Receivable were attributable to five customers.

H&H Glass purchased 100% of its glass from one vendor in the three-month periods ending March 31, 2008 and 2007.  During the three-month period ending March 31, 2008 and 2007, H&H Glass purchased $3,169,576 and $2,169,979 of products from this vendor, respectively.  This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass has begun to seek and use additional suppliers.

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
March 31, 2008

1.           Summary of Significant Accounting Policies (continued)

Consignment Inventory

H&H Glass’s inventory at March 31, 2008, and December 31, 2007, consists of goods returned by a customer and is stated at the lower of cost or estimated net realizable value.

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

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008

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

Specifically, the Company adopted SFAS No. 123R using the “prospective method.”  This statement replaced FAS-123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS-95, Statement of Cash Flows.  FAS-123R requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or cancelled after that date.  The scope of FAS-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  All employee stock option grants made since the beginning of fiscal 2005 have been expensed over the related stock option vesting period based on the fair value at the date the options are granted.  Prior to fiscal 2005, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options.  The Company did not have any unvested employee stock options or warrants outstanding at March 31, 2008 or December 31, 2007.

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

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentations.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008

1.           Summary of Significant Accounting Policies (continued)

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred.  There were no advertising and marketing costs for the three-month period ending March 31, 2008 and 2007.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”) which provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  FAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.  The Company adopted FAS 157 effective January 1, 2008, and the adoption of FAS 157 had no material impact to its consolidated financial position or results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value.  Under FAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt.  Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services.  If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs.  The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if
1.           Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

a company has similar instruments that it elects not to measure based on fair value.  At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings.  Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings.  FAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted FAS 159 effective January 1, 2008, and the adoption of FAS 159 had no material impact to its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”).  FAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and early adoption is permitted.  The Company is in the process of reviewing the potential impact of FAS 161.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”).  The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS No. 141R.  FSP No. 142-3 will require that the determination of the useful life of intangible assets acquired after the effective date of this FSP shall include assumptions regarding renewal or extension, regardless of whether such arrangements have explicit renewal or extension provisions, based on an entity’s historical experience in renewing or extending such arrangements.  In addition, FSP No. 142-3 requires expanded disclosures regarding intangible assets existing as of each reporting period.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early adoption is prohibited.  The Company is currently evaluating the impact that FSP No. 142-3 will have on its financial statements.

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

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008

2.           Preferred Stock Transactions (continued)

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

3.           Common Stock Transactions

Common stock transactions during the three months ending March 31, 2008:

None

Common stock transactions during the three months ending March 31, 2007:

None

4.           Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $50,001 and $45,000 for the three-month periods ended March 31, 2008 and 2007, respectively.  Mr. Lin also received $1,500 in director’s fees for the three-month period ending March 31, 2008.

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008

4.           Related Party Transactions (continued)

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $12,600 and $12,000 for the three-month periods ended March 31, 2008 and 2007, respectively.

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

Outbound shipping and handling charges are included in net sales.  H&H Glass assumes responsibility for all glass shipments until they are received by and approved by their customers.  Accounts receivable are unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.  At March 31, 2008 and December 31, 2007, H&H Glass had no reserves for doubtful accounts, as the Company believes that all of its accounts receivable are fully collectible.

Accounts receivable as of March 31, 2008 and December 31, 2007, were $3,054,893 and $3,776,186, respectively.  At March 31, 2008, five customers accounted for 86.0% of all accounts receivable.  At December 31, 2007, these five customers accounted for 92.5% of all accounts receivable.

6.           Property and Equipment

H&H Glass’s property and equipment at March 31, 2008 and December 31, 2007, consisted of the following:

	2007	2006
Furniture and fixtures	$14,552	$14,552
Computers and equipment	23,452	23,452
	38,004	38,004
Less accumulated depreciation	(27,378)	(26,019)
Total	$10,626	$11,985

H&H Glass recorded depreciation expense for the three-month period ending March 31, 2008 and 2006, of $1,359 and $1,193, respectively.

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008

7.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2007 and December 31, 2007, consisted of the following:

	2008	2007
Accounts payable	$2,173,824	$3,017,709
Accrued professional and related fees	74,725	93,225
Accrued settlements	25,692	25,692
Total	$2,274,241	$3,136,626

8.           Notes Payable

In February 2007, Kaire issued two promissory notes for an aggregate of $250,000, with interest on the unpaid principal balance at eight percent (8%) per annum.  The notes were originally due October 1, 2007, but were extended to June 30, 2008.  Interest accrued on these notes at March 31, 2008 and December 31, 2007, is $21,667 and $16,667, respectively.

These two notes and their accrued interest were included in the liabilities assumed by H&H Glass in the reverse merger.

9.           Commitments and Contingencies

Litigation

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations.  The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space at 7700 Irvine Center Drive in Irvine, California.  The lease began on January 1, 2005, and expires on August 31, 2008.  As of March 31, 2008, total monthly base rent is $6,496.  Until a new lease is negotiated, future minimum lease payments are as follows:

Year ended December 31,
2008	$32,480
Thereafter	-

$32,480

9.           Commitments and Contingencies (continued)

Leases (continued)

Operating leases (continued)

H&H Glass recorded rent expense for the three months ending March 31, 2008 and 2007, of $20,203 and $19,054, respectively.

10.           Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period.  The Company’s Convertible Preferred Shares constituted potentially dilutive securities as of March 31, 2008.  Earnings per share at March 31, 2007, is calculated using the number of common shares issued to effect the business combination as being outstanding during the entire period.

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended March 31,
	2008	2007
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to common stockholders	$69,491	$87,766

Weighted average common shares outstanding	900,000,000	783,000,000

Basic earnings per share of common stock	$0.00	$0.00

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to common stockholders	$69,491	$87,766

Weighted average common shares outstanding	900,000,000	783,000,000
Effect of dilutive securities:
Options	-	-
Convertible preferred stock	173,333,333	-
Weighted average common shares outstanding after effect of dilutive securities	1,073,333,333	783,000,000

Diluted earnings per share of common stock	$0.00	$0.00

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008

11.           Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents and short-term investments) measured at fair value on a recurring basis as of March 31, 2008:

Securities Owned	Level 1	Level 2	Level 3	Total

Short-term investments	$252,231	$-	$-	$252,231

Total	$252,231	$-	$-	$252,231

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

The following unaudited pro forma consolidated results of operations have been prepared as if the merger had occurred at January 1, 2007:

March 31, 2007
Sales	$2,956,750
Cost of goods sold	(2,631,121)
Operating expenses	(284,042)
Net other income	6,050
Net income	47,637
Unrealized gain on investments	27,270
Comprehensive income	$74,907

Net income per share – basic and diluted	$0.00

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the merger been consummated as of that time, nor is it intended to be a projection of future results.

Kaire Holdings Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008

13.           Subsequent Events

The following two actions were taken by written consent by the majority shareholders of Kaire Holdings, Inc. dated January 7, 2008.  The proxy was mailed on February 26, 2008.

First the Company filed Amendments (the “Certificate Amendment”) to the Company’s certificate of incorporation, as amended (the “Certificate of Incorporation”) to effect the following: a) to effect a reverse stock split of issued and outstanding common stock at a ratio of at least 1-for-100 and up to 1-for-200, the exact ratio subject to the definitive action of the Board of Directors (the “Board of Directors”) within 120 days after the date of the stockholder approval, and retain the current number of authorized shares and the par value of common stock reflected in the Company’s Certificate of Incorporation, b) to change the Company’s name to “International Packaging and Logistics Corporation”, and c) to authorize 50,000,000 shares of blank-check preferred stock.  The Certificate of Amendment was certified by the state of Nevada on April 28, 2008.  NASDAQ is still processing the paperwork; therefore, an effective date has not yet been determined.

The second action changed the state of incorporation from Delaware to Nevada, effective April 17, 2008.

Kaire Holdings Incorporated
and Subsidiaries
March 31, 2008
Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS’

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

• fluctuations in, oil or gas production or in oil or gas prices
• estimates of required capital expenditures
• fluctuations in the cost of drilling, completion and oil production or other costs of production and operations
• our inability to meet growth projections
• our plans and expectations with respect to future acquisitions of oil and gas rights leases
• the expected benefits and results from our geophysical research and development efforts;
• our belief that we will have sufficient liquidity to finance operations into early 2009;
• the amount of cash necessary to operate our business;
• our ability to raise additional capital when needed;
• general economic conditions; and
• the anticipated future financial performance and business operations of our company.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Report.  Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations or any change in events, conditions, or circumstances on which any of our forward-looking statements are based or to conform to actual results.  We qualify all of our forward-looking statements by these cautionary statements.

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Overview

We import glass containers from Asia and distribute to the North American market including Canada. This was a result of Kaire Holdings, Inc. (“Kaire”) acquiring H&H Glass in January of 2007.  Kaire closed its pharmacy business in February 2007.

H&H Glass is a small to mid size glass importer that supplies custom products such as perfume bottles to food condiment bottles, plus provides complementary services such as product design and the making of product molds.  H&H Glass acquires its products from 3 to 5 suppliers in China and Taiwan and sells its products through several distributors in the United States and Canada, whose services small to medium sized customers.    H&H imports in excess of 1,000 containers of glass a year.  Depending on the size of the product a containers can contain anywhere from 3,000 to 300,000 pieces.

Plan of Operation

Our general operating plan up is as follows:

Short Term

• Continue growing revenue and profits through the existing business;
• To meet the challenge of the declining US currency while maintaining revenue and profitability - our goal will be to focus closely on product mix and improve our gross margin;
• To expand the supply network for our products;
• Expand our current business model to include other areas that fall within our distribution expertise such as packaging that uses plastic and acrylic material.

Long Term

• To expand our service into other areas such as Europe and Australia through the same supplier channel. Our existing business model copies to other markets naturally.

Results of Operations

Three months ending March 31, 2008 and 2007

Revenue:

For the three months ending March 31, 2008 and 2007, revenues were approximately $4,386,406 and $2,956,750 respectively, for an increase of $1,429,656 (48.4%) over the same period in 2007. The increase in revenue is a mainly due to price increase of 5% as well as increased general activities with existing customers.

Cost of Goods Sold:

Cost of goods sold for the three months ending March 31, 2008 and 2007 were $3,922,932 and $2,631,121 respectively, for an increase of $1,291,811 (49.1%) over the same period in 2007. This increase is a direct result of the increase in sales.  The increase is mainly a result of an increase in ocean freight of $166,650 (42.5%) over the same period in the prior year due to the increased cost of shipping (such as fuel costs), plus an increase in the cost of product of $1,119,097 (51.7%) over the prior period due mainly to a shortage of materials.

Gross Profit:

Gross profit was $463,474 and $325,629 for the three months ending March 31, 2008 and 2007, an increase of $137,845 (42.3%) over the same period in 2007.   The gross profit margin as a percent of sales for the three months ending March 31, 2008 and 2007 was 10.6% and 11.0 % respectively or a decrease of .4%.  The decrease in gross profit percentage was mainly attributable to an increase in the cost of product which accounted for 1.0% of the overall decrease, offset by ocean freight which accounted for a 0.3% decrease in Gross profit.

Operating Expenses:

Operating expenses for the three month period ending March 31, 2008 and 2007 were $333,922 and $243,913 respectively for an increase of $90,009 (36.9%).  The $90,009 increase in operating expenses was attributable to increases in the following:
OPERATING EXPENSES
	3/31/2007	3/31/2008	$ VAR	% VAR
Salaries and Related Expense	98,244	148,499	50,255	51.2%	Increases to base salaries
Bonuses	14,000	-	(14,000)	(100.0%)	Discretionary expense – not incurred in 2008
Rent	19,054	20,203	1,149	6.0%	Increase per terms of lease
Insurance Expense	24,409	33,553	9,144	37.5%	Increase in rates
Accounting	-	10,000	10,000	100.0%	Quarter one accounting review expenses
Travel Expense	57,946	72,856	14,910	25.7%	Cost of Traveling is higher than last year
Outside Services	-	8,059	8,059	100.0%	Proxy printing cost, tax footnote fee
All others	30,260	40,752	10,492	34.7%

	243,913	333,922	90,009	36.9%

Other Income (Expenses):

Interest income for the three months ending March 31, 2008 and 2007 was $4,052 and $6,050 respectively for a decrease of $1,998 (33.0%) as a result of a smaller sum of money being left in the bank to earn interest.  Interest expense of $5,000 for the three months ending March 31, 2008 is the interest on two promissory notes issued in February 2007 that total $250,000 in the aggregate.  There was no equivalent expense in the previous year.

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

Cash flow used in operations for the three months ending March 31, 2008 amounted to $19,669, which mainly consisted the income for the three months ending March 31, 2008 of $69,491 plus the following; 1) depreciation expense of $1,359, 2) increase in account receivable of $711,293, 3) an increase in accrued expenses of $144,977 offset by a decrease in accounts payable of $1,002,364, 4) decrease in prepaid taxes of $15,002, and 5) increase in taxes payable of $40,573.

The decrease in accounts receivable is a result of more timely receipt of payments in 2008..  The decrease in accounts payable and accrued expenses consists of a decrease in accounts payable for products of $843,885,  and a decrease in  accrued  professional fees of $18,500.

On March 31, 2008 the Company had total assets of $3,736,688 compared to $4,484,011 on December 31, 2007, a decrease of $747,323or 16.7%.  The Company had a total stockholder's equity of $913,162 on March 31, 2008, compared to a stockholder’s equity of $843,673 on December 31, 2007, an increase of $69,489 (8.2%).  As of March 31, 2008 the Company's working capital position increased by $70,848 (11.3%) from working capital of $628,163 at December 31, 2007 to working capital of $699,011 at March 31, 2008.  This increase is a result of a decrease in accounts receivables offset by a larger decrease in accounts payable and accrued expenses.

Capital Resources

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations.

Subsequent Events:

The following two actions were taken by written consent by the majority shareholders of Kaire Holdings, Inc. dated January 7, 2008.  (The proxy was mailed on February 26, 2008).

First the Company filed Amendments (the “Certificate Amendment”) to the Company’s certificate of incorporation, as amended (the “Certificate of Incorporation”) to effect the following: a) to effect a reverse stock split of issued and outstanding common stock at a ratio of at least 1-for-100 and up to 1-for-200, the exact ratio subject to the definitive action of the Board of Directors (the “Board of Directors”) within 120 days after the date of the stockholder approval, and retain the current number of authorized shares and the par value of common stock reflected in the Company’s Certificate of Incorporation, b) to change the Company’s name to “International Packaging and Logistics Corporation”, and c) to authorize 50,000,000 shares of blank-check preferred stock.  The Certificate of Amendment was certified by the state of Nevada on April 28, 2008.   NASDAQ is still processing the paperwork , therefore, an effective date has not yet been determined

The second action changed the state of incorporation from Delaware to Nevada via conversion.  This took effect on April 17, 2008

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     As of March 31, 2008, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2008.

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

     Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2008.  Our principal Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties.
     As a result of this material weakness we had implemented remediation procedures whereby in December 2007 we have hired an additional administrative person and will retain an outside professional firm to assist in the separation of duties on an ongoing basis.  We will continue to monitor and assess the costs and benefits of additional staffing.

     This quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report on internal control in this annual report.

 CONTROLS AND PROCEDURES

After evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), were unable to conclude that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual report for the year ended December 31, 2008.

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

Kaire Holdings Incorporated
and Subsidiaries
March 31, 2008

PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

Litigation

H.D. Smith Wholesale Drug Company – Action for breach of contact and other various causes of action

 On December 30, 2004 a settlement was reached where Kaire was obligated to pay the plaintiff $50,000 on behalf of its subsidiary, Classic Care Pharmacy.  The balance owed as of March 31, 2008 was $25,692, and Kaire is in breach of this settlement

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of March 31, 2008.

ITEM 2                             Unregistered Sales of Equity Securities and Use of Proceeds

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

Kaire Holdings Incorporated
and Subsidiaries
March 31, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAIRE HOLDINGS INCORPORATED.
(Registrant)

Dated:  May 19, 2008                                                       By: /s/ Steven  R.Westlund
                                          Steven Westlund
                                                                         Chief Executive Officer
                                     Principal Financial Officer and Director
                                                                                        By: /s/ Allen Lin
                                            Allen Lin, Director
                                                                            President H&H Glass

                                          By: /s/ William Gresher
                                             William Gresher, Director