Form 10-Q
period 2008-08-12
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2008-08-12
CIK 822997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008 or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 0-21384

INTERNATIONAL PACKAGING AND LOGISTICS GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	13-3367421
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

7700 Irvine Center Drive, Suite 870
Irvine, California
(Address of Principal Executive Offices)

92608
(Zip Code)

(949) 861-3560
(Registrant’s Telephone Number, Including Area Code)

KAIRE HOLDINGS, INCORPORATED
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
☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of July 31, 2008 was 4,504,214

International Packaging and Logistics Group, Inc.,
and Subsidiaries
(F/K/A Kaire Holdings, Inc.)

Consolidated Financial Statements
for the Three and Six Months Ended

June 30, 2008 and 2007

International Packaging and Logistics Group, Inc.,
and Subsidiaries
(F/K/A Kaire Holdings, Inc.)

Consolidated Financial Statements
for the Three and Six Months Ended

June 30, 2008 and 2007

C  O  N  T  E  N  T  S

Consolidated Balance Sheets	1

Consolidated Statements of Operations and Comprehensive Income	2

Consolidated Statements of Cash Flows	3

Notes to Consolidated Financial Statements	4 – 18

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Consolidated Balance Sheets
As of June 30, 2008, and December 31, 2007

	2008	2007
Current Assets	(unaudited)	(audited)
Cash	$845,144	$210,082
Short-term investments	232,784	252,231
Accounts receivable (net of reserve for doubtful
accounts of $0 and $0, respectively)	3,166,493	3,766,186
Prepaid taxes	-	15,002
Consignment inventory	21,382	25,000

Total Current Assets	4,265,803	4,268,501

Property, Plant and Equipment (net of accumulated
depreciation of $28,697 and $26,019, respectively)	9,307	11,985

Other Assets
Deposits	16,928	6,496
Deferred tax assets	197,029	197,029

Total Other Assets	213,957	203,525

Total Assets	$4,489,067	$4,484,011

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$2,833,761	$3,136,626
Income taxes payable	201,935	-
Loans payable	-	250,000
Accrued interest	-	16,667
Accrued liabilities	237,045	237,045

Total Current Liabilities	3,272,741	3,640,338

Stockholders’ Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares
authorized, 974,730 and 882,230 issued and outstanding, respectively	98	88
Common stock: $0.001 par value, 900,000,000 shares authorized,
4,504,214 issued and outstanding	4,504	4,504
Additional paid-in capital	1,346,231	1,068,741
Accumulated other comprehensive income	52,989	72,436
Retained deficit	(187,496)	(302,096)

Total Stockholders’ Equity	1,216,326	843,673

Total Liabilities and Stockholders’ Equity	$4,489,067	$4,484,011

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$4,417,318	$5,430,157	$8,803,724	$8,386,907
Cost of goods sold	(4,045,294)	(4,880,568)	(7,968,226)	(7,511,689)

Gross Profit	372,024	549,589	835,498	875,218

Operating Expenses
Administrative expenses	163,043	91,801	328,263	204,416
Rent	20,536	19,054	40,739	38,108
Salaries and wages	101,988	139,895	250,487	252,139

Total Operating Expenses	285,567	250,750	619,489	494,663

Income from Operations	86,457	298,839	216,009	380,555

Other Income/(Expenses)
Interest income	1,977	4,225	6,029	10,275
Forgiveness of debt	26,000	-	26,000	-
Interest expense	(5,833)	-	(10,833)	-

Total Other Income/(Expenses)	22,144	4,225	21,196	10,275

Net Income before Income Taxes	108,601	303,064	237,205	390,830

Income tax expense	(63,492)	(54,857)	(122,605)	(54,857)

Net Income	45,109	248,207	114,600	335,973

Comprehensive Income
Unrealized gain/(loss) on investments	(19,447)	23,205	(19,447)	50,475

Comprehensive Income	$25,662	$271,412	$95,153	$386,448

Earnings per weighted average share of common stock - basic	$0.01	$0.06	$0.03	$0.09
Earnings per weighted average share of common stock - diluted	$0.01	$0.06	$0.02	$0.09
Weighted average shares outstanding - basic	4,504,214	3,915,000	4,504,214	3,915,000
Weighted average shares outstanding - diluted	5,387,460	3,915,000	5,386,953	3,915,000

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007

	2008	2007
Increase (decrease) in cash and cash equivalents:	(unaudited)	(unaudited)
Net income/(loss)	$114,600	$335,973
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation expense	2,678	2,522
Write off of accrued liabilities	(26,000)	-
Preferred shares issued for payment of interest	10,833	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	599,693	(703,941)
Decrease in inventory	3,618	-
Decrease in prepaid taxes	15,002	-
Increase in deposits	(10,432)	-
Increase (decrease) in income taxes payable	201,935	(163,843)
Increase (decrease) in accounts payable and accrued expenses	(276,865)	936,536
Net cash used in operating activities	635,062	407,247

Cash flow from investing activities:
Net cash used in investing activities	-	-

Cash flow from financing activities:
Net cash generated by financing activities	-	-

Net increase in cash and cash equivalents	635,062	407,247

Cash and cash equivalents at beginning of year	210,082	589,995

Cash and cash equivalents at end of period	$845,144	$997,242

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$-	$-
Taxes	$3,712	$135,200

During the six months ended June 30, 2008, the company entered into the following non-cash transactions:
• Issued 92,500 shares of Series A Convertible Preferred Shares in lieu of payment of promissory notes valued at $250,000 and related accrued interest valued at $27,500.

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

1.           Summary of Significant Accounting Policies

Nature of Operations

On July 2, 2007, International Packaging and Logistics Group, Inc. (“IPLGroup” or “the Company”) through its wholly-owned subsidiary, YesRx.com (“YesRx”) acquired all the outstanding shares of H&H Glass, Inc. (“H&H Glass” or “H&H”), in exchange for 3,915,000 post-split shares of its common stock in a reverse triangular merger (the “Merger”).  H&H Glass is a glass importer that supplies custom products such as perfume bottles and food condiment bottles, plus provides complementary services such as container design and mold making.  H&H Glass imports glass containers from Asia and distributes to North America.  H&H Glass acquires its products mainly from one supplier in China and Taiwan and sells its products through several distributors in the United States and Canada who service small to medium sized customers.  H&H imports in excess of 1,000 shipping containers of glass a year.  Depending on the size of the product, a container can contain anywhere from 3,000 to 300,000 pieces.

Organization and Line of Business

International Packaging and Logistics Group, Inc., a Nevada corporation, was originally incorporated as Interactive Medical Technologies, Ltd., on June 2, 1986 in the state of Delaware.  On April 17, 2008, IPLGroup converted from a Delaware corporation to a Nevada Corporation.

Effective February 3, 1998, Interactive Medical Technologies, Ltd., changed its name to Kaire Holdings Incorporated, and effective May 28, 2008 its name changed from Kaire Holdings Incorporated to International Packaging and Logistics Group, Inc.

On January 23, 2007, IPLGroup and its wholly-owned subsidiary, YesRx, executed a Letter of Intent whereby YesRx would acquire all of the outstanding stock of H&H Glass Corporation, an Illinois corporation.  H&H Glass was formed in 1989.  As part of this transaction, on February 4, 2007, IPLGroup discontinued its pharmacy business, and Effective Health, Inc., was shut down.

Merger and Corporate Structure

On July 2, 2007, an Agreement and Plan of Merger was executed between IPLGroup, its wholly-owned subsidiary YesRx.com, and H&H Glass, whereby YesRx.com acquired all of the outstanding stock of H&H Glass Corporation, an Illinois corporation in exchange for 3,915,000 shares of IPLGroup’s common stock representing 87% of IPLGroup’s outstanding stock.  As part of the merger agreement, 225,000 shares were issued to Naccarato and Associates related to assistance with the merger.

As a result of the Merger, there was a change in control of IPLGroup.  In accordance with SFAS No. 141, H&H Glass was defined as the accounting acquirer.  While the transaction is accounted for using the purchase method of accounting, in substance the transaction results in a reverse merger with a recapitalization of IPLGroup’s capital structure.

-  -

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

1.           Summary of Significant Accounting Policies (continued)

Merger and Corporate Structure (continued)

The historical financial statements presented herein are those of H&H Glass, as adjusted to give effect to the stock of IPLGroup (the legal acquirer) since the Merger.  The retained earnings of the accounting acquirer have been carried forward after the acquisition, and H&H Glass’s bases in its assets and liabilities were carried over in the recapitalization.  Operations prior to the business combination are those of H&H Glass.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of H&H Glass prior to the Merger.

The significant acquired assets and liabilities are noted as follows:

International Packaging and Logistics, Inc., and Subsidiaries
Summary Statement of Financial Position
At July 1, 2007
Assets
Cash	$53,918
Total Assets	$53,918

Liabilities
Accounts payable and accrued expenses	120,661
Loans payable	250,000
Accrued liabilities	238,219
Total Liabilities	$608,880

Net liabilities assumed	$554,962

Principles of Consolidation

The consolidated financial statements include the accounts of IPLGroup and its wholly-owned subsidiaries (collectively the “Company”).  The Company’s subsidiaries include H&H Glass, Effective Health, Inc., and YesRx.com.  Intercompany accounts and transactions have been eliminated upon consolidation.  The balance sheets as of June 30, 2008, and December 31, 2007, contain the balances of H&H Glass, IPLGroup and its other subsidiaries as of those dates.  The statements of operations for the three- and six-month periods ending June 30, 2008, contain the consolidated results of operations of H&H Glass and of IPLGroup Holdings, Inc., and its other subsidiaries.  The statements of operations for the three- and six-month periods ending June 30, 2007, contain the results of operations of only H&H Glass.

As a result of the application of reverse takeover accounting, the consolidated financial statements are issued under the name of the legal parent (IPLGroup) but are a continuation of the financial statements of the wholly-owned legal subsidiary (H&H Glass) and not of the legal parent.  The control of the assets and business of IPLGroup, is deemed acquired in consideration for the issue of additional capital by H&H Glass.

-  -

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

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

Concentration of credit risk

The Company, at times, maintains cash balances in excess of the federally insured limit of $100,000 per institution.  The uninsured balance as of June 30, 2008, was $1,024,769.  The uninsured balance as of December 31, 2007, was $28,010.

The Company had unsecured short-term investments totaling $232,784 and $252,231 at June 30, 2008 and December 31, 2007 respectively.

Accounts receivable are typically unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.  As of June 30, 2008, 92.0% of H&H Glass’s Accounts Receivable were attributable to four customers.  As of December 31, 2007, 92.5% of H&H Glass’s Accounts Receivable were attributable to five customers.

H&H Glass purchased 100% of its glass from one vendor in the three- and six-month periods ending June 30, 2008 and 2007.  During the three-month period ending June 30, 2008 and 2007, H&H Glass purchased $3,233,414 and $4,082,345 of products from this vendor, respectively.  During the six-month period ending June 30, 2008 and 2007, H&H Glass purchased $6,271,770 and $6,081,848 of products from this vendor, respectively.  This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass has begun to seek and use additional suppliers.

-  -

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

1.           Summary of Significant Accounting Policies (continued)

Net Earnings per Share

Earnings per common share is computed on the weighted average number of common shares outstanding during each year.  Basic earnings per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive.

Consignment Inventory

H&H Glass’s inventory at June 30, 2008, and December 31, 2007, consists of goods returned by a customer and is stated at the lower of cost or estimated net realizable value.

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

-  -

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

1.           Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

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

Specifically, the Company adopted SFAS No. 123R using the “prospective method.”  This statement replaced FAS-123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS-95, Statement of Cash Flows.  FAS-123R requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or cancelled after that date.  The scope of FAS-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  All employee stock option grants made since the beginning of fiscal 2005 have been expensed over the related stock option vesting period based on the fair value at the date the options are granted.  Prior to fiscal 2005, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options.  The Company did not have any unvested employee stock options or warrants outstanding at June 30, 2008 or December 31, 2007.

-  -

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

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

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentations.  These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Advertising Costs

The Company expenses advertising costs as they are incurred.  There were no advertising costs for the three- and six-month periods ending June 30, 2008 and 2007.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141(R), “Applying the Acquisition Method.”  FAS No. 141(R) provides guidance for the recognition of the fair values of the assets acquired upon initially obtaining control, including the elimination of the step acquisition model.  The standard is effective for acquisitions made in fiscal years beginning after December 15, 2008, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

-  -

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

1.           Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued FAS No. 160, “Accounting for Noncontrolling Interests.”  FAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests.  Under the standard, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, and net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests.  FAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

The Company also adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards” as of January 1, 2008.  This EITF indicates that tax benefits of dividends on unvested restricted stock are to be recognized in equity as an increase in the pool of excess tax benefits.  Should the related awards forfeit or no longer become expected to vest, the benefits are to be reclassified from equity to the income statement.  The adoption of this EITF does not have a significant impact on the Company’s results of operations, financial condition or liquidity.

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

-  -

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

1.           Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

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

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles.  Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor.  The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS.  The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its EITF), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2.           Preferred Stock Transactions

The agreement with the former holders of IPLGroup’s convertible debt states that all debt and related convertible interest would be converted into fixed rate convertible preferred shares at an exercise price fixed on a post-reverse split basis of $3 per share, and that 882,230 shares would have to be issued in order to retire the debt.  The agreement states that the shares will be issued after the Company completes a reverse stock split in early fiscal 2008 and changes its state of domicile from Delaware to Nevada.

2.           Preferred Stock Transactions (continued)

These shares were issued in June 2008, but the Company has deemed these shares to have been issued concurrent with the merger.  The Company recorded 882,230 shares at $0.0001 par value to retire debt and interest totaling $2,646,692.  Preferred shares are convertible into common shares on a 1:1 ratio at a fixed rate of $3 per share.  Preferred shares have no voting rights, have no redemption rights and earn no dividends.  Holders of Series A Convertible Preferred Stock are not permitted to convert their stock into common shares until the Company’s market capital reaches $15,000,000.  Upon dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of the then outstanding shares of Series A Convertible Preferred Stock shall be entitled to receive out of the assets of the Company the sum of $0.0001 per share (the “Liquidation Rate”) before any payment or distribution shall be made on any other class of capital stock of the Company ranking junior to the Series A Convertible Preferred Stock.

In addition, the Company recorded 92,500 shares to retire two promissory notes and interest totaling $277,500.

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

3.           Common Stock Transactions

Common stock transactions during the six months ending June 30, 2008:

None

Common stock transactions during the six months ending June 30, 2007:

None

-  -

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

4.           Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $50,001 and $75,000 for the three-month periods ended June 30, 2008 and 2007, respectively and $140,002 and $120,000 for the six-month periods ended June 30, 2008 and 2007, respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $12,600 and $12,000 for the three-month periods ended June 30, 2008 and 2007, respectively and $25,200 and $24,000 for the six-month periods ended June 30, 2008 and 2007, respectively.

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

Outbound shipping and handling charges are included in net sales.  H&H Glass assumes responsibility for all glass shipments until they are received by and approved by their customers.  Accounts receivable are unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.  At June 30, 2008 and December 31, 2007, H&H Glass had no reserves for doubtful accounts, as the Company believes that all of its accounts receivable are fully collectible.

Accounts receivable as of June 30, 2008 and December 31, 2007, were $3,166,493 and $3,766,186, respectively.  At June 30, 2008, four customers accounted for 92.0% of all accounts receivable.  At December 31, 2007, five customers accounted for 92.5% of all accounts receivable.

-  -

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

6.           Property and Equipment

H&H Glass’s property and equipment at June 30, 2008 and December 31, 2007, consisted of the following:

	2008	2007
Furniture and fixtures	$14,552	$14,552
Computers and equipment	23,452	23,452
	38,004	38,004
Less accumulated depreciation	(28,697)	(26,019)
Total	$9,307	$11,985

H&H Glass recorded depreciation expense for the three-month period ending June 30, 2008 and 2007, of $1,319 and $1,329, respectively and for the six-month period ending June 30, 2008 and 2007, of $2,678 and 2,522 respectively.

7.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2007, and December 31, 2007, consisted of the following:

	2008	2007
Accounts payable	$2,767,684	$3,017,709
Accrued professional and related fees	40,385	93,225
Accrued settlements	25,692	25,692
Total	$2,833,761	$3,136,626

8.           Notes Payable

In February 2007, IPLGroup issued two promissory notes for an aggregate of $250,000, with interest on the unpaid principal balance at eight percent (8%) per annum.  The notes were originally due October 1, 2007, but were extended to June 30, 2008.  Interest accrued on these notes at June 30, 2008 and December 31, 2007, was $27,500 and $16,667, respectively.  During the three months ended June 30, 2008, the total principal and accrued interest on these notes were converted at $3 a share into 92,500 shares of Series A Convertible Preferred Stock.

-  -

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

9.           Commitments and Contingencies

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space at 7700 Irvine Center Drive in Irvine, California.  The lease began on January 1, 2005, and expires on August 31, 2008 with the current monthly rate at $6,496.  During the three months ended June 30, 2008, H&H Glass signed an extension to the lease through August 31, 2013.  Future minimum lease payments are as follows:

Year ended December 31,
2008	$46,052
2009	100,337
2010	103,849
2011	107,483
Thereafter	187,119

$544,840

H&H Glass recorded rent expense of $20,536 and $19,054 for the three months ending June 30, 2008 and 2007, respectively, and $40,739 and $38,108 for the six months ending June 30, 2008 and 2007, respectively.

Litigation

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations.  The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

10.           Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period.  The Company’s Convertible Preferred Shares constituted potentially dilutive securities as of June 30, 2008.  Earnings per share at June 30, 2007, is calculated using the number of common shares issued to effect the business combination as being outstanding during the entire period.

-  -

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

10.           Earnings per Share - continued

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended June 30,
	2008	2007
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to common stockholders	$45,109	$248,207

Weighted average common shares outstanding	4,504,214	3,915,000

Basic earnings per share of common stock	$0.01	$0.06

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to common stockholders	$45,109	$248,207

Weighted average common shares outstanding	4,504,214	3,915,000
Effect of dilutive securities:
Options	-	-
Convertible preferred stock	883,246	-
Weighted average common shares outstanding after effect of dilutive securities	5,387,460	3,915,000

Diluted earnings per share of common stock	$0.01	$0.06

-  -

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

10.           Earnings per Share - continued

	For the Six Months Ended June 30,
	2008	2007
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to common stockholders	$114,600	$335,973

Weighted average common shares outstanding	4,504,214	3,915,000

Basic earnings per share of common stock	$0.03	$0.09

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to common stockholders	$114,600	$335,973

Weighted average common shares outstanding	4,504,214	3,915,000
Effect of dilutive securities:
Options	-	-
Convertible preferred stock	882,739	-
Weighted average common shares outstanding after effect of dilutive securities	5,386,953	3,915,000

Diluted earnings per share of common stock	$0.02	$0.09

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents and short-term investments) measured at fair value on a recurring basis as of June 30, 2008:

Securities Owned	Level 1	Level 2	Level 3	Total

Short-term investments	$232,784	$-	$-	$232,784

Total	$232,784	$-	$-	$232,784

-  -

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

12.           Merger with H&H Glass, Inc.

On July 2, 2007, IPLGroup completed the merger with H&H Glass, Inc., a privately held company.  The acquisition has been accounted for as a reverse merger (recapitalization), with H&H Glass deemed to be the accounting acquirer.  Accordingly, the historical financial statements presented herein are those of H&H Glass, as adjusted to give effect to the stock of IPLGroup (the legal acquirer) since the Merger.

The following unaudited pro forma consolidated results of operations have been prepared as if the merger had occurred at January 1, 2007:

	3 months ended	6 months ended
	June 30, 2007	June 30, 2007
Sales	$5,430,157	$8,386,907
Cost of goods sold	(4,880,568)	(7,511,689)
Operating expenses	(263,502)	(547,544)
Net other income	4,225	10,275
Income tax expense	(54,857)	(54,857)
Net income	235,455	283,092
Unrealized gain on investments	23,205	50,475
Comprehensive income	$258,660	$333,567

Net income per share – basic and diluted	$0.06	$0.07

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the merger been consummated as of that time, nor is it intended to be a projection of future results.

13.           Subsequent Events

None

-  -

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

Overview

We import glass containers from Asia and distribute to the North American market including Canada. This was a result of International Packaging and Logistic Group, Inc. (“IPLO”) acquiring H&H Glass in July of 2007.  IPLO closed its pharmacy business in February 2007.

H&H Glass is a  glass importer that supplies custom products such as perfume bottles and food condiment bottles, plus provides complementary services such as product design and the making of product molds.  H&H Glass acquires its products from 3 to 5 suppliers in China and Taiwan and sells its products through several distributors in the United States and Canada who service small- to medium-sized customers.    H&H imports in excess of 1,000 containers of glass a year.  Depending on the size of the product a containers can contain anywhere from 3,000 to 300,000 pieces.

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

Results of Operations

Three and six months ending June 30, 2008 and 2007

Revenue:

For the three months ending June 30, 2008 and 2007, revenues were approximately $4,417,318 and $5,430,157 respectively, for a decrease of $1,012,839 (18.7%) over the same period in 2007. The decrease in revenue is a mainly due to a plant capacity shortage in the Glass industry.  Recognizing that issue would not only affect us in the second quarter but would be an ongoing issue, we have secured the services and commitment of a Chinese/Japanese JV manufacturer who will provide for both our existing unmet capacity needs as well as our future capacity needs.  It will take a few months to get the necessary molds ready for production, so we anticipate being back in full production sometime during the fourth quarter.  No clients were lost due to this issue.  Our revenues for the six months ending June 30, 2008 and 2007 were $8,803,724 and $8,386,907 respectively, for an increase of $416,817 (5.0%) over the same period in 2007.  The increase was due mainly to price increases which were offset by the plant capacity issue experiences in the second quarter of 2008.

Cost of Goods Sold:

Cost of goods sold for the three months ending June 30, 2008 and 2007 were $4,045,294 and $4,880,568 respectively, for a decrease of $835,284 (17.1%) over the same period in 2007. This decrease is a direct result of the decrease in sales. Cost of goods sold for the six months ending June 30, 2008 and 2007 were $7,968,226 and $7,511,689 respectively, for an increase of $456,537 (6.1%) over the same period in 2007   This year to date increase is mainly a result of an increase in sales, the components being:1) an increase in cost of glass $322,000 (4.9% increase over prior year’s cost), 2) increase in ocean freight of $88,000 (8.1%)and 3) mold amortization and supplies of 30,876 (22.9%)

Gross Profit:

Gross profit was $372,024 and $549,589 for the three months ending June 30, 2008 and 2007, a decrease of $177,565 (32.3%) over the same period in 2007.   The gross profit margin as a percent of sales for the three months ending June 30, 2008 and 2007 was 8.4% and 10.1 % respectively for a decrease of 1.7%.  Gross profit for the six months ending June 30, 2008 and 2007 were $835,498 and $875,218 respectively for a decrease of $39,720 (4.5%).  The gross profit margin as a percent of sales for the six months ending June 30, 2008 and 2007 was 9.5% and 10.4 % respectively for a decrease of 0.9%.  The decrease in gross profit percentage was mainly attributable to 1) an increase in ocean freight, 2) an increase in the cost of molds, and 3) an increase in the cost of product.

Operating Expenses:

Operating expenses for the three and six month period ended June 30, 2008 were $285,567 and $619,489 respectively for an increase of $34,817 (13.9%) and $124,826 (25.2%) respectively from the same period prior year.  The $34,817 and $124,826 increase in operating expenses were mostly attributable to the following:

Three months ending:	6/30/2007	6/30/2008	$ VAR	% VAR
Salaries and Related Expense	$139,895	$101,988	-37,907	-27.1%	2007 bonus paid in 2008 less than paid in 2007
Rent	19,054	20,536	1,482	7.8%	Increase per terms of lease
Subcontractor Expense	1,900	9,000	7,100	373.7%	New legal Fees of $3k per month
Accounting	-	54,071	54,071	100.00%	$34K 2007 audit fees, $20K Qtrly review fees
Outside Services	-	12,175	12,175	100.00%	Proxy printing cost, tax footnote fee
All others	89,901	87,797	-2,104	-2.3%	Miscellaneous items

	$250,750	$285,567	34,817	13.9%

Operating Expenses - continued:

Six months ending:	6/30/2007	6/30/2008	$ VAR	% VAR
Salaries and Related Expense	$252,139	$250,487	-1,652	-0.7%	Increases to base salaries
Rent	38,108	40,739	2,631	6.9%	Increase per terms of lease
Insurance Expense	41,092	54,236	13,144	32.0%	Increase in rates
Accounting	-	64,071	64,071	100.00%	Quarter one accounting review expenses
Travel Expense	120,301	130,721	10,420	8.7%	Cost of Traveling is higher than last year
Outside Services	-	20,234	20,234	100.00%	Proxy printing cost, tax footnote fee
All others	43,023	59,001	15,978	37.1%	Miscellaneous items

	$494,663	$619,489	124,826	25.2%

Other Income (Expenses):

Interest income for the three and six months ended June 30, 2008 and 2007 was $1,977 and $6,029 respectively for a decrease of $2,248 (53.2%) and $4,246 (41.3%) respectively from the same period prior year as a result of a smaller sum of money being left in the bank to earn interest.

Interest expense for the three and six months ended June 30, 2008 and 2007 was $5,833 and $10,833 respectively for an increase of $5,833 (100.0%) and $10,833 (100.0%) respectively from the same period prior year representing the interest on two promissory notes issued in February 2007 that total $250,000 in the aggregate.  There was no equivalent expense in the previous year.

Other income for the three and six month period ended June 30, 2008 was $26,000 and $26,000 respectively for an increase of $26,000 (100.0%) and $26,000 (100.0%) respectively from the same period prior year.  The income is a result of forgiveness of debt from a consultant.  There was no equivalent income item in the previous year.

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

Cash flow used in operations for the six months ending June 30, 2008 amounted to $635,062, which mainly consisted the income for the six months ending June 30, 2008 of $212,644 plus the following; 1) depreciation expense of $2,678, 2) preferred shares issued for accrued interest of $10,833, 3) decrease in account receivable of $599,693, 3) decrease in inventories of $3,618, 4) decrease in prepaid taxes of $15,002 and 5) an increase in taxes payable of $103,891, offset by 1) a write-off of accrued liabilities of $26,000, 2) an increase in deposits of $10,432 and a decrease in accounts payable and accrued expenses of $276,865.

The decrease in accounts receivable is a result of more timely receipt of payments in 2008.  The decrease in accounts payable and accrued expenses consisted mainly of a decrease in accounts payable for products of $250,000, and payment of accrued professional fees of $52,840.  The increase in taxes payable is a result of the prior year’s estimated tax payments being in excess of the income tax accruals.

On June 30, 2008 the Company had total assets of $4,489,067 compared to $4,484,011 on December 31, 2007, an increase of $5,056 or 0.1%.  The Company had a total stockholder's equity of $1,314,370 on June 30, 2008, compared to a stockholder’s equity of $843,673 on December 31, 2007, an increase of $470,697 (55.8%).  As of June 30, 2008 the Company's working capital position increased by $364,899 (58.1%) from working capital of $628,163 at December 31, 2007 to working capital of $993,062 at June 30, 2008.  This increase is mainly a result of an increase in assets of $5,056 plus a decrease in accounts payable and accrued expenses of $276,865, forgiveness of debt of $26,000, loans and interest payable of $277,500 converted into preferred shares offset by an increase in income taxes payable of $201,935.

Capital Resources

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations.

Subsequent Events:

None

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     As of June 30, 2008, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2008.

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

     Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2008.  Our principal Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties.
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

 CONTROLS AND PROCEDURES

After evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), were unable to conclude that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual report for the year ended December 31, 2008.

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

PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

Litigation

H.D. Smith Wholesale Drug Company – Action for breach of contact and other various causes of action

 On December 30, 2004 a settlement was reached where IPLO was obligated to pay the plaintiff $50,000 on behalf of its subsidiary, Classic Care Pharmacy.  The balance owed as of June 30, 2008 was $25,692, and IPLO is in breach of this settlement.

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of June 30, 2008.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.                  Defaults Upon Senior Securities

None

ITEM 4.                  Submission of Matters of a Vote to Security Holders

The following two actions were taken by written consent by the majority shareholders of International Packaging and Logistic Group, Inc. dated January 7, 2008.  (The proxy was mailed on February 26, 2008).

First the Company filed Amendments (the “Certificate Amendment”) to the Company’s certificate of incorporation, as amended (the “Certificate of Incorporation”) to effect the following: a) to effect a reverse stock split of issued and outstanding common stock at a ratio of 1-for-200, and retain the current number of authorized shares and the par value of common stock reflected in the Company’s Certificate of Incorporation, b) to change the Company’s name to “International Packaging and Logistics Group, Inc.”, and c) to authorize 50,000,000 shares of blank-check preferred stock at a par value of $0.0001.  The Certificate of Amendment was certified by the state of Nevada on April 28, 2008.   The reverse split and name change took effect on May 12, 2008.

The second action changed the state of incorporation from Delaware to Nevada via conversion.  This took effect on April 17, 2008.

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

International Packaging and Logistics Group, Inc.
(Registrant)

Dated:  August 12, 2008            By: /s/ Steven  R.Westlund
   Steven Westlund
                                   Chief Executive Officer
                                                                               Principal Financial Officer and Director

By: /s/ Allen Lin_________
   Allen Lin, Director
                                   President H&H Glass

By: /s/ William Gresher_________
   William Gresher
    Director