Form 10-Q
period 2008-11-19
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2008-11-19
CIK 822997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008 or

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
☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of  November 14 , 2008 was 4,504,214

International Packaging and Logistics Group, Inc.,
and Subsidiaries
(F/K/A Kaire Holdings, Inc.)

Consolidated Financial Statements
for the Three and Nine Months Ended

September 30, 2008 and 2007

C  O  N  T  E  N  T  S

Consolidated Balance Sheets	1

Consolidated Statements of Operations and Comprehensive Income	2

Consolidated Statements of Cash Flows	3

Notes to Consolidated Financial Statements	4 – 18

International Packaging and Logistics Group, Inc.,
and Subsidiaries
(F/K/A Kaire Holdings, Inc.)

Consolidated Financial Statements
for the Three and Nine Months Ended

September 30, 2008 and 2007

	September 30,	December 31,
	2008	2007
Current Assets	(unaudited)	(audited)
Cash	$127,356	$210,082
Short-term investments	183,218	252,231
Accounts receivable (net of reserve for doubtful
accounts of $0 and $0, respectively)	3,740,779	3,766,186
Income tax refund receivable	10,897	-
Prepaid taxes	-	15,002
Consignment inventory	21,382	25,000

Total Current Assets	4,083,632	4,268,501

Property, Plant and Equipment (net of accumulated
depreciation of $29,830 and $26,019, respectively)	8,174	11,985

Other Assets
Deposits	16,928	6,496
Deferred tax assets	197,029	197,029

Total Other Assets	213,957	203,525

Total Assets	$4,305,763	$4,484,011

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$2,461,793	$3,136,626
Income taxes payable	326,903	-
Loans payable	-	250,000
Accrued interest	-	16,667
Accrued liabilities – Kaire Holdings	237,045	237,045

Total Current Liabilities	3,025,741	3,640,338

Stockholders’ Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares
authorized, 974,730 and 882,230 issued and outstanding, respectively	98	88
Common stock: $0.001 par value, 900,000,000 shares authorized,
4,504,214 issued and outstanding	4,504	4,504
Additional paid-in capital	1,346,231	1,068,741
Accumulated other comprehensive income	3,423	72,436
Retained deficit	(74,234)	(302,096)

Total Stockholders’ Equity	1,280,022	843,673

Total Liabilities and Stockholders’ Equity	$4,305,763	$4,484,011

International Packaging and Logistics Group, Inc.,
and Subsidiaries
(F/K/A Kaire Holdings, Inc.)

Consolidated Financial Statements
for the Three and Nine Months Ended

September 30, 2008 and 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$4,693,575	$5,226,199	$13,497,299	$13,613,106
Cost of goods sold	(4,244,704)	(4,804,187)	(12,212,930)	(12,315,876)

Gross Profit	448,871	422,012	1,284,369	1,297,230

Operating Expenses
Administrative expenses	109,850	113,588	438,113	318,004
Rent	15,122	24,944	55,861	63,052
Salaries and wages	98,522	97,644	349,009	349,783

Total Operating Expenses	223,494	236,176	842,983	730,839

Income from Operations	225,377	185,836	441,386	566,391

Other Income/(Expenses)
Interest income	3,413	5,932	9,442	16,207
Forgiveness of debt	-	-	26,000	-
Interest expense	-	-	(10,833)	-

Total Other Income/(Expenses)	3,413	5,932	24,609	16,207

Net Income before Income Taxes	228,790	191,768	465,995	582,598

Income tax expense	(115,528)	(83,500)	(238,133)	(138,357)

Net Income	113,262	108,268	227,862	444,241

Comprehensive Income
Unrealized gain/(loss) on investments	(49,566)	(23,065)	(69,013)	27,410

Comprehensive Income	$63,696	$85,203	$158,849	$471,651

Earnings per weighted average share of common stock - basic	$0.03	$0.02	$0.05	$0.27
Earnings per weighted average share of common stock - diluted	$0.02	$0.02	$0.04	$0.23
Weighted average shares outstanding - basic	4,504,214	4,457,617	4,504,214	1,640,262
Weighted average shares outstanding - diluted	5,478,944	5,330,258	5,417,502	1,933,265

International Packaging and Logistics Group, Inc.,
and Subsidiaries
(F/K/A Kaire Holdings, Inc.)

Consolidated Financial Statements
for the Three and Nine Months Ended

September 30, 2008 and 2007

	2008	2007
Increase (decrease) in cash and cash equivalents:	(unaudited)	(unaudited)
Net income/(loss)	$227,862	$444,241
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation expense	3,811	3,042
Forgiveness of debt	(26,000)	-
Preferred shares issued for accrued interest	10,833	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	25,407	264,045
(Increase) decrease in inventory	3,618	(548,859)
(Increase) decrease in income tax refund receivable	(10,897)	-
Decrease in prepaid taxes	15,002	-
Increase in deposits	(10,432)	-
Increase (decrease) in income taxes payable	326,903	(163,843)
Increase (decrease) in accounts payable and accrued expenses	(648,833)	620,672
Net cash used in operating activities	(82,726)	619,298

Cash flow from investing activities:
Net cash used in investing activities	-	-

Cash flow from financing activities:
Cash acquired from acquisition of Kaire Holdings	-	53,918
Net cash generated by financing activities	-	53,918

Net increase in cash and cash equivalents	(82,726)	673,216

Cash and cash equivalents at beginning of year	210,082	589,995

Cash and cash equivalents at end of period	$127,356	$1,263,211

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$-	$-
Taxes	$3,712	$135,200
Unrealized gain on short-term investments	$(69,013)	$27,410

During the nine months ended September 30, 2008, the Company entered into the following non-cash transactions:
• Issued 92,500 shares of series A preferred shares in lieu of payment of promissory notes valued at $250,000 and related accrued interest valued at $27,500.

During the nine months ended September 30, 2007, the Company entered into the following non-cash transactions.
• Issued 4,286,916 shares of common stock in connection with the merger with H&H Glass.

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
September 30, 2008

1.           Summary of Significant Accounting Policies

Nature of Operations

On July 2, 2007, International Packaging and Logistics Group, Inc. (“IPL Group” or “the Company”) through its wholly-owned subsidiary, YesRx.com (“YesRx”) acquired all the outstanding shares of H&H Glass, Inc. (“H&H Glass” or “H&H”), in exchange for 3,915,000 post-split shares of its common stock in a reverse triangular merger (the “Merger”).  H&H Glass is a glass importer that supplies custom products such as perfume bottles and food condiment bottles, plus provides complementary services such as container design and mold making.  H&H Glass imports glass containers from Asia and distributes to North America.  H&H Glass acquires its products mainly from one supplier in China and Taiwan and sells its products through several distributors in the United States and Canada who service small to medium sized customers.  H&H imports in excess of 1,000 shipping containers of glass a year.  Depending on the size of the product, a container can contain anywhere from 3,000 to 300,000 pieces.

Organization and Line of Business

International Packaging and Logistics Group, Inc., a Nevada corporation, was originally incorporated as Interactive Medical Technologies, Ltd., on June 2, 1986 in the state of Delaware.  On April 17, 2008, IPL Group converted from a Delaware corporation to a Nevada Corporation.

Effective February 3, 1998, Interactive Medical Technologies, Ltd., changed its name to Kaire Holdings Incorporated, and effective May 28, 2008 its name changed from Kaire Holdings Incorporated to International Packaging and Logistics Group, Inc.

On January 23, 2007, IPL Group and its wholly-owned subsidiary, YesRx, executed a Letter of Intent whereby YesRx would acquire all of the outstanding stock of H&H Glass Corporation, an Illinois corporation.  H&H Glass was formed in 1989.  As part of this transaction, on February 4, 2007, IPL Group discontinued its pharmacy business, and Effective Health, Inc., was shut down.

Merger and Corporate Structure

On July 2, 2007, an Agreement and Plan of Merger was executed between IPL Group, its wholly-owned subsidiary YesRx.com, and H&H Glass, whereby YesRx.com acquired all of the outstanding stock of H&H Glass Corporation, an Illinois corporation in exchange for 3,915,000 shares of IPL Group’s common stock representing 87% of IPL Group’s outstanding stock.  As part of the merger agreement, 225,000 shares were issued to Naccarato and Associates related to assistance with the merger.

As a result of the Merger, there was a change in control of IPL Group.  In accordance with SFAS No. 141, H&H Glass was defined as the accounting acquirer.  While the transaction is accounted for using the purchase method of accounting, in substance the transaction results in a reverse merger with a recapitalization of IPL Group’s capital structure.

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
September 30, 2008

1.           Summary of Significant Accounting Policies (continued)

Merger and Corporate Structure (continued)

The historical financial statements presented herein are those of H&H Glass, as adjusted to give effect to the stock of IPL Group (the legal acquirer) since the Merger.  The retained earnings of the accounting acquirer have been carried forward after the acquisition, and H&H Glass’s bases in its assets and liabilities were carried over in the recapitalization.  Operations prior to the business combination are those of H&H Glass.

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

Principles of Consolidation

The consolidated financial statements include the accounts of IPL Group and its wholly-owned subsidiaries (collectively the “Company”).  The Company’s subsidiaries include H&H Glass, Effective Health, Inc., and YesRx.com.  Intercompany accounts and transactions have been eliminated upon consolidation.  The balance sheets as of September 30, 2008, and December 31, 2007, contain the balances of H&H Glass, IPL Group and its other subsidiaries as of those dates.  The statements of operations for the three- and nine-month periods ending September 30, 2008, contain the consolidated results of operations of H&H Glass and of IPL Group and its other subsidiaries.  The statements of operations for the three- and nine-month periods ending September 30, 2007, contain the results of operations of only H&H Glass for the six month period from January 1, 2007 through June 30, 2007, and contain the consolidated results of operations of H&H Glass and of IPL Group and its other subsidiaries for the three month period from July 1, 2007 through September 30, 2007.

As a result of the application of reverse takeover accounting, the consolidated financial statements are issued under the name of the legal parent (IPL Group) but are a continuation of the financial statements of the wholly-owned legal subsidiary (H&H Glass) and not of the legal parent.  The control of the assets and business of IPL Group, is deemed acquired in consideration for the issue of additional capital by H&H Glass.

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
September 30, 2008

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

Concentration of credit risk

The Company, at times, maintains cash balances in excess of the federally insured limit of $100,000 per institution.  The uninsured balance as of September 30, 2008, was $85,593.  The uninsured balance as of December 31, 2007, was $28,010.

The Company had unsecured short-term investments totaling $183,218 and $252,231 at September 30, 2008 and December 31, 2007 respectively.

Accounts receivable are typically unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.  As of September 30, 2008, 93.6% of H&H Glass’s Accounts Receivable were attributable to five customers.  As of December 31, 2007, 92.5% of H&H Glass’s Accounts Receivable were attributable to five customers.

H&H Glass purchased 100% of its glass from one vendor in the three- and nine-month periods ending September 30, 2008 and 2007.  During the three-month period ending September 30, 2008 and 2007, H&H Glass purchased $3,557,809 and $4,130,440 of products from this vendor, respectively.  During the nine-month period ending September 30, 2008 and 2007, H&H Glass purchased $9,960,800 and $10,382,764 of products from this vendor, respectively.  This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
September 30, 2008

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

Consignment Inventory

H&H Glass’s inventory at September 30, 2008, and December 31, 2007, consists of goods returned by a customer and is stated at the lower of cost or estimated net realizable value.

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
September 30, 2008

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
September 30, 2008

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

Advertising Costs

The Company expenses advertising costs as they are incurred.  There were no advertising costs for the three- and nine-month periods ending September 30, 2008 and 2007.

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
September 30, 2008

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
September 30, 2008

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

2.           Preferred Stock Transactions

The agreement with the former holders of IPLGroup’s convertible debt stated that all debt and related convertible interest would be converted into fixed rate convertible preferred shares at an exercise price fixed on a post-reverse split basis of $3 per share, and that 882,230 shares would have to be issued in order to retire the debt.  The agreement stated that the shares would be issued after the Company completed a reverse stock split in early fiscal 2008 and changed its state of domicile from Delaware to Nevada.

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

In addition, the Company recorded 92,500 shares of Series A Convertible Preferred Stock to retire two promissory notes and interest totaling $277,500.

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

3.           Common Stock Transactions

Common stock transactions during the nine months ending September 30, 2008:

None

Common stock transactions during the nine months ending September 30, 2007:

Issued 4,286,916 shares of common stock in connection with the merger with H&H Glass.

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
September 30, 2008

4.           Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $50,000 and $45,000 for the three-month periods ended September 30, 2008 and 2007, respectively and $150,000 and $135,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $12,600 and $12,000 for the three-month periods ended September 30, 2008 and 2007, respectively and $37,800 and $36,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.

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

Outbound shipping and handling charges are included in net sales.  H&H Glass assumes responsibility for all glass shipments until they are received by and approved by their customers.  Accounts receivable are unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.  At September 30, 2008 and December 31, 2007, H&H Glass had no reserves for doubtful accounts, as the Company believes that all of its accounts receivable are fully collectible.

Accounts receivable as of September 30, 2008 and December 31, 2007, were $3,740,779 and $3,766,186, respectively.  At September 30, 2008, five customers accounted for 93.6% of all accounts receivable.  At December 31, 2007, five customers accounted for 92.5% of all accounts receivable.

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
September 30, 2008

6.           Property and Equipment

H&H Glass’s property and equipment at September 30, 2008 and December 31, 2007, consisted of the following:

	2008	2007
Furniture and fixtures	$14,552	$14,552
Computers and equipment	23,452	23,452
	38,004	38,004
Less accumulated depreciation	(29,830)	(26,019)
Total	$8,174	$11,985

H&H Glass recorded depreciation expense for the three-month period ending September 30, 2008 and 2007, of $1,133 and $520, respectively and for the nine-month period ending September 30, 2008 and 2007, of $3,811 and $3,042 respectively.

7.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2007, and December 31, 2007, consisted of the following:

	2008	2007
Accounts payable	$2,397,716	$3,017,709
Accrued professional and related fees	38,385	93,225
Accrued settlements	25,692	25,692
Total	$2,461,793	$3,136,626

8.           Notes Payable

In February 2007, IPLGroup issued two promissory notes for an aggregate of $250,000, with interest on the unpaid principal balance at eight percent (8%) per annum.  The notes were originally due October 1, 2007, but were extended to June 30, 2008.  During the three months ended June 30, 2008, the total principal and accrued interest of $27,500 on these notes were converted at $3 a share (market price on the day of the conversion) into 92,500 shares of Series A Convertible Preferred Stock.  Interest accrued on these notes at December 31, 2007, was $16,667.

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
September 30, 2008

9.           Commitments and Contingencies

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space at 7700 Irvine Center Drive in Irvine, California.  The lease began on January 1, 2005, and expired on August 31, 2008 with the current monthly rate at $6,496.  During the three months ended June 30, 2008, H&H Glass signed an extension to the lease through August 31, 2013.  Future minimum lease payments are as follows:

Year ended December 31,
2008	$24,795
2009	100,337
2010	103,849
2011	107,483
Thereafter	187,119

$523,583

H&H Glass recorded rent expense of $15,122 and $24,944 for the three months ending September 30, 2008 and 2007, respectively, and $55,861 and $63,052 for the nine months ending September 30, 2008 and 2007, respectively.

Litigation

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations.  The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

10.           Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period.  The Company’s Convertible Preferred Shares constituted potentially dilutive securities as of September 30, 2008.  Earnings per share at September 30, 2007, is calculated using the number of common shares issued to effect the business combination as being outstanding during the entire period.

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
September 30, 2008

10.           Earnings per Share - continued

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended September 30,
	2008	2007
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to common stockholders	$113,262	$108,268

Weighted average common shares outstanding	4,504,214	4,457,617

Basic earnings per share of common stock	$0.03	$0.02

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to common stockholders	$113,262	$108,268

Weighted average common shares outstanding	4,504,214	4,457,617
Effect of dilutive securities:
Options	-	-
Convertible preferred stock	974,730	872,641
Weighted average common shares outstanding after effect of dilutive securities	5,478,944	5,330,258

Diluted earnings per share of common stock	$0.02	$0.02

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
September 30, 2008

10.           Earnings per Share - continued

	For the Nine Months Ended September 30,
	2008	2007
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to common stockholders	$227,862	$444,241

Weighted average common shares outstanding	4,504,214	1,640,262

Basic earnings per share of common stock	$0.05	$0.27

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to common stockholders	$227,862	$444,241

Weighted average common shares outstanding	4,504,214	1,640,262
Effect of dilutive securities:
Options	-	-
Convertible preferred stock	913,288	293,003
Weighted average common shares outstanding after effect of dilutive securities	5,417,502	1,933,265

Diluted earnings per share of common stock	$0.04	$0.23

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents and short-term investments) measured at fair value on a recurring basis as of September 30, 2008:

Securities Owned	Level 1	Level 2	Level 3	Total

Short-term investments	$183,218	$-	$-	$183,218

Total	$183,218	$-	$-	$183,218

International Packaging and Logistics Group, Inc., and Subsidiaries
(F/K/A Kaire Holdings, Inc.)
Notes to Consolidated Financial Statements
September 30, 2008

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

The following unaudited pro forma consolidated results of operations have been prepared as if the merger had occurred at January 1, 2007:

	3 months ended	9 months ended
	September 30, 2007	September 30, 2007
Sales	$5,226,199	$13,613,106
Cost of goods sold	(4,804,187)	(12,315,876)
Operating expenses	(241,518)	(789,062)
Net other income	5,932	16,207
Income tax expense	(83,500)	(138,357)
Net income	102,926	386,018
Unrealized gain/(loss) on investments	(23,065)	27,410
Comprehensive income	$79,861	$413,428

Net income per share – basic and diluted	$0.03	$0.10

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the merger been consummated as of that time, nor is it intended to be a projection of future results.

13.           Income Taxes

During the nine months ended September 30, 2008, the Company received an unexpected tax refund of $97,070.  The Company recorded this refund as an offset to the current year’s income tax expense.

14.           Subsequent Events

None

International Packaging and Logistics Group, Inc.
and Subsidiaries
(f/k/a Kaire Holdings, Inc.)
September 30, 2008

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

International Packaging and Logistics Group, Inc.
and Subsidiaries
(f/k/a Kaire Holdings, Inc.)
September 30, 2008

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

Plan of Operation

Our general operating plan is as follows:

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

Results of Operations

Three and nine months ending September 30, 2008 and 2007

Revenue:

For the three months ending September 30, 2008 and 2007, revenues were approximately $4,693,573 and $5,226,199  respectively, for a decrease of $532,624 (10.2%) over the same period in 2007. The decrease in revenue is a mainly due to a plant capacity shortage in the Glass industry.  Recognizing that issue would not only affect us in the second quarter but would be an ongoing issue, we have secured the services and commitment of a Chinese/Japanese JV manufacturer who will provide for both our existing unmet capacity needs as well as our future capacity needs.  It will take several months to get the necessary molds ready for production, so we anticipate being back in full production sometime during the fourth quarter.  No clients were lost due to this issue.  Our revenues for the nine months ending September 30, 2008 and 2007 were $13,497,299 and $13,613,106 respectively, for a decrease of $115,807 (0.9%) over the same period in 2007.  The decrease was due mainly to the plant capacity issue partially offset by price increases.

International Packaging and Logistics Group, Inc.
and Subsidiaries
(f/k/a Kaire Holdings, Inc.)
September 30, 2008

Cost of Goods Sold:

Cost of goods sold for the three months ending September 30, 2008 and 2007 were $4,244,704 and $4,804,187 respectively, for a decrease of $559,483 (11.7%) over the same period in 2007. This decrease is a direct result of the decrease in sales. Cost of goods sold for the nine months ending September 30, 2008 and 2007 were $12,212,930 and $12,315,876 respectively, for a decrease of $102,946 (0.8%) over the same period in 2007   This year to date decrease is mainly a result of a decrease in sales, the component being a decrease in cost of glass $104,363 or 1.0% decrease from prior year’s cost.

Gross Profit:

Gross profit was $448,871 and $422,012 for the three months ending September 30, 2008 and 2007, an increase of $26,859 (6.4%) over the same period in 2007.   The gross profit margin as a percent of sales for the three months ending September 30, 2008 and 2007 was 9.6% and 8.1 % respectively for an increase of 1.5%.  Gross profit for the nine months ending September 30, 2008 and 2007 were $1,284,369 and $1,297,230 respectively for a decrease of $12,861 (1.0%).  The gross profit margin as a percent of sales for the nine months ending September 30, 2008 and 2007 was 9.5% and 9.5% respectively for no (0.0%) change in percentage over the prior year.   The flat change in gross profit percentage from prior period was mainly attributable to keeping the relationship level between the price of glass plus freight and the sales price of product to customers.

Operating Expenses:

Operating expenses for the three and nine month period ended September 30, 2008 were $223,494 and $842,983 respectively for a decrease of $12,682 (5.4%) and an increase of $112,144 (15.3%) respectively from the same period prior year.  These differences in operating expenses were mostly attributable to the following:

Operating Expense Analysis

Three months ending:	9/30/2007	9/30/2008	$ VAR	% VAR
Salaries and Related Expense	$97,644	$98,522	878	0.90%	Increase in salaries
Rent	24,944	15,122	-9,822	-39.38%	2006 CAM(common area fee) was paid in July 2007
Professional Services	15,979	725	-15,254	-95.46%	Accrued partial audit fee in Q3 in 2007
Directors Fees	-	3,000	3,000	100.00%	No director fees in 2007
Subcontractor Expense	899	9,975	9,076	1009.57%	New legal Fees of $3k per month
Accounting	3,000	20,740	17,740	591.33%	$10K tax prep fee, $10K third Qtr review fee
Travel	77,690	57,860	-19,830	-25.52%	Travel to fewer countries in 2008
Other	16,020	17,550	1,530	9.55%	Miscellaneous items

	$236,176	$223,494	-12,682	-5.37%

International Packaging and Logistics Group, Inc.
and Subsidiaries
(f/k/a Kaire Holdings, Inc.)
September 30, 2008

Operating Expenses - continued:

Nine months ending:	6/30/2007	6/30/2008	$ VAR	% VAR
Salaries and Related Expense	$349,783	$349,009	-774	-0.22%	Increases to base salaries
Rent	63,052	55,861	-7,191	-11.40%	Increase per terms of lease
Insurance Expense	51,235	65,466	14,231	27.78%	Increase in rates
Professional Services	39,018	20,295	-18,723	-47.99%	Accrued partial audit fee in Q3 in 2007
Directors Fees	-	10,500	10,500	100.00%	No director fees in 2007
Subcontractor Expense	4,462	19,875	15,413	345.43%	New legal Fees of $3k per month
Accounting	3,000	84,811	81,811	100.00%	Fees -$10K tax prep, $44K audit, $30K Qtrly review
Travel Expense	197,991	188,581	-9,410	-4.75%	Travel to fewer countries in 2008
Outside Services	-	21,109	21,109	100.00%	Proxy printing cost, tax footnote fee
All others	21,298	27,476	6,178	29.01%	Miscellaneous items

	$729,839	$842,983	113,144	15.50%

Other Income (Expenses):

Interest income for the three and nine months ended September 30, 2008 and 2007 was $3,413 and $9,442 respectively for a decrease of $2,519 (42.5%) and $6,765 (41.7%) respectively from the same period prior year as a result of a smaller sum of money being left in the bank to earn interest.

Interest expense for the three and nine months ended September 30, 2008 and 2007 was $0 and $10,833 respectively for an increase of $0 (0.0%) and $10,833 (100.0%) respectively from the same period prior year representing the interest on two promissory notes issued in February 2007 that totaled $250,000 in the aggregate.  These notes were converted into preferred shares on June 30, 2008.  There was no equivalent expense in the previous year.

International Packaging and Logistics Group, Inc.
and Subsidiaries
(f/k/a Kaire Holdings, Inc.)
September 30, 2008

Other income for the three and nine month period ended September 30, 2008 was $0 and $26,000 respectively for an increase of $0 (0.0%) and $26,000 (100.0%) respectively from the same period prior year.  The income is a result of forgiveness of debt from a consultant during the second quarter ending June 30, 2008.  There was no equivalent income item in the previous year.

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

Cash flow used in operations for the nine months ending September 30, 2008 amounted to $82,726, which mainly consisted the income for the nine months ending September 30, 2008 of $227,862 plus the following; 1) depreciation expense of $3,811, 2) preferred shares issued for accrued interest of $10,833, 3) decrease in account receivable of $25,407, 3) decrease in inventories of $3,618, 4) decrease in prepaid taxes of $15,002 and 5) an increase in taxes payable of $103,891, offset by 1) a write-off of accrued liabilities of $26,000, 2) an increase in deposits of $10,432, 3) increase in income tax refund receivable of $10,897,  and 4) a decrease in accounts payable and accrued expenses of $648,833.

The decrease in accounts receivable of $25,407 is a result of more timely receipt of payments in 2008.  The decrease in accounts payable and accrued expenses of $648,833 consisted mainly of a decrease in accounts payable for products of $694,320, which was primarily attributable to lower sales volume and to payments being made near the end of the reporting period.  The increase in taxes payable of $326,903  is a result of the prior year’s income tax expense plus a overpayment of taxes discovered and included in income taxes payable..

On September 30, 2008 the Company had total assets of $4,305,763 compared to $4,484,011 on December 31, 2007, a decrease of $178,248 or 4.0%.  The Company had a total stockholder's equity of $1,280,022 on September 30, 2008, compared to a stockholder’s equity of $843,673 on December 31, 2007, an increase of $436,349 (51.7%).  As of September 30, 2008 the Company's working capital position increased by $429,728 (68.4%) from working capital of $628,163 at December 31, 2007 to working capital of $1,057,891 at September 30, 2008.  This increase is mainly a result of a net income for the nine months ended September 30, 2008 and conversion of loan payable and accrued interest to preferred stock..

Capital Resources

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations.

Subsequent Events:

None

International Packaging and Logistics Group, Inc.
and Subsidiaries
(f/k/a Kaire Holdings, Inc.)
September 30, 2008

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

     Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2008.  Our principal Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties.
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

International Packaging and Logistics Group, Inc.
and Subsidiaries
(f/k/a Kaire Holdings, Inc.)
September 30, 2008

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

PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

Litigation

H.D. Smith Wholesale Drug Company – Action for breach of contract and other various causes of action

 On December 30, 2004 a settlement was reached where IPLO was obligated to pay the plaintiff $50,000 on behalf of its subsidiary, Classic Care Pharmacy.  The balance owed as of September 30, 2008 was $25,692, and IPLO is in breach of this settlement.

Except as otherwise specifically indicated above, management believes that the Company does not have any material liability for any lawsuits, settlements, judgments, or fees of defense counsel which have not been paid or accrued as of September 30, 2008.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None

International Packaging and Logistics Group, Inc.
and Subsidiaries
(f/k/a Kaire Holdings, Inc.)
September 30, 2008

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

International Packaging and Logistics Group, Inc.
and Subsidiaries
(f/k/a Kaire Holdings, Inc.)
September 30, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Packaging and Logistics Group, Inc.
(Registrant)

Dated:  November 19, 2008                       By: /s/ Steven  R.Westlund
           Steven Westlund
                                           Chief Executive Officer
        Principal Financial Officer and Director

By: /s/ Allen Lin_________
           Allen Lin, Director
                                           President H&H Glass

By: /s/ William Gresher_________
              William, Director