Form 10-K
period 2008-12-31
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2009-04-09
CIK 822997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from________________________ to  __________________________

Commission file number  0-21384

INTERNATIONAL PACKAGING AND LOGISTICS GROUP, INC.
______________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	8980	13-3367421
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number )	Identification No.)

7700 Irvine Center Drive, Suite 870, Irvine, California	92608
(Address of principal executive offices)	(Zip code)

 (949) 861-3560
______________________________________________________________________________________
Registrant’s telephone number, including area code

Title of each class                                                                       Name of each exchange on which registered
Common stock, par value $0.001 per share                                                                                                                     None
Convertible Preferred stock, Series A, par value $0.0001 per share                                                                                                                                None

Securities registered pursuant to section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [ ] Yes       [x] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [ ] Yes       [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [x] Yes       [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.               [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                           [ ] Yes           [x] No

As of December 31, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc.) was approximately $589,214. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 4,504,214 shares of the registrant’s common stock outstanding as of December 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s report on Form 8-K dated March 11, 2009, 2007: Item 2.01

-  -

PART I

ITEM 1. Description of Business

Business

Present Business

On July 2, 2007, International Packaging and Logistics Group, Inc. (“IPL Group” or “the Company”) through its wholly-owned subsidiary, YesRx.com (“YesRx”) acquired all the outstanding shares of H&H Glass, Inc. (“H&H Glass” or “H&H”), in exchange for 3,915,000 shares of its common stock in a reverse triangular merger (the “Merger”).  H&H Glass is a glass importer that supplies custom products such as perfume bottles and food condiment bottles, plus provides complementary services such as container design and mold making.  H&H Glass imports glass containers from Asia and distributes to North America.  H&H Glass acquires its products mainly from one supplier in China and Taiwan and sells its products through several distributors in the United States and Canada who service small to medium sized customers.  H&H imports in excess of 1,000 shipping containers of glass a year.  Depending on the size of the product, a container can contain anywhere from 3,000 to 300,000 pieces.

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

On January 23, 2007, IPL Group and its wholly-owned subsidiary, YesRx.com, executed a Letter of Intent whereby YesRx.com would acquire all of the outstanding stock of H&H Glass Corporation, an Illinois corporation.  H&H Glass was formed in 1989.  As part of this transaction, on February 4, 2007, IPL Group discontinued its pharmacy business, and Effective Health, Inc., was shut down.

Acquisition of H&H Glass

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

ITEM 2.  Description of Property

International Packaging and Logistics Group, Inc.’s corporate headquarters are located in the H&H Glass’s offices located at 7700 Irvine Center Drive, Suite 870, Irvine California, 92618.   H&H Glass’s lease is approximately 2,900 Square Feet.  The lease was renewed on September 1, 2008 and expires on 8/31/13.  The monthly base rate per square foot is currently $2.85.

ITEM 3.  Legal Proceedings

None

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

2.	Change state of incorporation from Delaware to Nevada.

3.           The ratification of the appointment of PMB Helin Donovan, LLP as our independentaccountants for the current fiscal year

-  -

PART II

ITEM 5.                      Market for Common Equity and Related Shareholder Matters

Our common stock is quoted on the Over-the Counter Bulletin Board, (“the OTCBB”), under the trading symbol “IPLO”.  The following table set forth the quarterly high and low bid prices per share for our common stock.  The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.  The low prices are often arbitrary prices put in the system by market makers.

	High	Low
Year ended December 31, 2007
First quarter	$ 8.00	$ 1.40
Second quarter	$ 4.00	$ 1.80
Third quarter	$ 4.00	$ 2.00
Fourth quarter	$ 4.00	$ 1.60
Year ended December 31, 2008
First quarter	$ 6.00	$ 2.00
Second quarter	$ 5.40	$ 1.50
Third quarter	$ 2.00	$ 0.55
Fourth quarter	$ 1.75	$ 0.07

As of December 31, 2008, there were approximately 835 registered shareholders of IPLO’s Common Stock with 4,504,214 shares issues and outstanding.

Dividends

To date, the Company has not declared or paid dividends on its Preferred or Common Stock.

Transfer Agent and Registrar

IPLO’s transfer agent is Jersey Transfer and Trust Company, 201 Bloomfield Avenue, Verona, NJ 07044.

Securities authorized for issuance under equity compensation plans.

N/A

Recent Sales of Unregistered Securities

Preferred shares issued:

At December 31, 2006 IPLO had $2,646,692 of convertible debt and related accrued interest.  In conjunction with the letter of intent for the reverse acquisition, the note holders executed a debt restructure agreement which modified the agreements as follows:
a.	All note holders (the Longview Funds and Alpha Capital) agreed to stop accruing interest and freeze all conversions and any exercise of warrants.
b.	All penalties and default interest accrued were waived.
c.
All note holders agreed to convert their convertible debt plus accrued interest into fixed rate convertible preferred shares, zero coupon rate, upon the filing of a 14C proxy by the new entity authorizing such shares.  The exercise price was fixed on a post reverse split basis of $3.00 per share.

d.	The Holders agreed to a lock up their share position in IPLO until the market cap of KAIH reaches $15,000,000 on a post reverse split basis or $3.33 per share.

The Company recorded 882,230 shares at par value of $0.0001 shares for Convertible Preferred Stock Series A in settlement of these liabilities.

Common Shares issued:

On October 19, 2007, pursuant to an “Agreement and Plan of Merger” agreement dated on or about January 23, 2007 and executed between IPLO, IPLO’s subsidiary YesRx.com and H&H Glass. The following IPLO shares were issued valued at $2.00 per share post split:

Issued to	Number of Shares

Standard Resources LTD. (1)	3,915,000

Naccarato & Associates (2)	225,000

Steven Westlund (3)	135,000

Randall Jones (4)	11,916

Total	4,286,916

(1)
Standard Resources LTD is a related company to Allen Lin the founder and CEO of H&H Glass.  Standard Resources was issued 4,140,000 shares but assigned 225,000 of those shares to Naccarato and Associates at the time of issuance.

(2)	See (1) above
(3)	Mr. Westlund, CEO of IPLO, received 3% of the equity of IPLO in the form of 135,000 shares.
(4)	Mr. Jones, CFO of IPLO through April 11, 2007, received 0.27% of the equity of IPLO in the form of 11,916 shares.

ITEM 6.                      Selected Financial Data

N/A

-  -

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS’

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements.

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

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008 included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

• To meet the challenge of the declining world economy while maintaining revenue and profitability - our goal will be to  focus closely on product mix, improve our gross margin and develop new projects with existing clients;

• To expand the supply network for our products;
• Expand our current business model to include other areas that fall within our distribution expertise such as packaging that uses plastic and acrylic material.

• Due to the turndown of the economy the business environment was very tough in 2008.  AS a result IPLO will be more aggressive in 2009 to achieve upward opportunities in helping customers achieve savings by offering cost reductions in product and transportation costs through its just –in-time inventory delivery program.

Long Term

• To expand our service into other areas such as Europe and Australia through the same supplier channel. Our existing business model copies to other markets naturally.

Results of Operations

Year Ended December 31, 2008 Compared to December 31, 2007

Revenue:

For the years ending December 31, 2008 and 2007, revenues were approximately $19,090,538 and $18,852,647 respectively, for an increase of $237,891 (1.3%) over the same period in 2007.   The growth in revenue was held back mainly due to a plant capacity shortage in the Glass industry during the last half of the year.  Recognizing that this issue would be an ongoing one, we have secured the services and commitment of a Chinese/Japanese JV manufacturer who will provide for both our existing unmet capacity needs as well as our future capacity needs.  The necessary molds should be ready for production in early 2009.  No clients were lost due to this issue.  First quarter 2009 will also experience little or no growth in the Glass industry due to the global economic slowdown.

Cost of Goods Sold:

Cost of goods sold for the years ended December 31, 2008 and 2007 were $17,434,350 and $18,082,147 respectively, for a decrease of $647,797 (3.6%) over the same period in 2007. This decrease is a mainly due to an inventory valuation adjustment in 2007 resulting in a decrease of $502,477 (95.9%).  Decreases in ocean freight of $82,409 (3.4%) and a reduction in pallets used resulting in a decrease of $45,874 (20.1%) accounted for the majority of the decrease of cost of goods sold from the same period in 2007.

Gross Profit:

Gross profit was $1,656,188 and $770,500 years ended December 31, 2008 and 2007, an increase of $885,688 (115.0%) over the same period in 2007.   The gross profit margin as a percent of sales for the years ended December 31, 2008 and 2007 was 8.7% and 4.1 % respectively or an increase of 4.6%.  The increase in gross profit percentage was mainly attributable to the inventory valuation adjustment during the same period prior year which accounted for 2.6% of the increase.  The decrease in ocean freight and pallet expense accounted for 0.7% of the increase in gross profit percentage with the remaining increase due to a reduction in product costs.

Operating Expenses:

Operating expenses for the years ended December 31, 2008 and 2007 were $1,192,003 and $1,024,469 respectively for an increase of $167,534 (16.4%).  The $167,534 increase in operating expenses was attributable to increases in the following: 1) salaries and related expenses of $9,311 (2.1%), 2) insurance expense of $10,278 (15.7%), 3) directors fees of $13,500 (100.0%), 4) legal fees of $26,247 (3485.7%), 5) accounting fees of $149,381 (332.5%), 6) outside services of $24,239 (100.0%) and 7) miscellaneous items of $24,405 (3973.61%), offset by decreases in 1) rent of $14,883 (%), 2) bad debt expense of $15,385 (99.6%) 3) professional service fees of $43,042 (89.5%) and

4) travel expense of $17,300 (6.1%). The decrease in rent is due a new lease that includes a tenant improvement credit of $45,457.50 which is allocated over the first eleven months of the lease. For an explanation of the $166,751 increase in administrative expenses, please see the following table.

Twelve months ending:	12/31/2007	12/31/2008	$ VAR	% VAR
Salaries & Related Expense	$447,430	$456,741	$9,311	2.1%	Salaries were flat in 2008
Rent	83,614	68,731	-14,883	-17.8%	New lease offset by negotiated rated credits
					for the first eleven months of the lease
Bad Debt Expense	15,454	69	-15,385	-99.6%	Respresents write off of sales
Insurance Expense	65,373	75,651	10,278	15.7%	rate increase
Professional Service	48,087	5,045	-43,042	-89.5%	EITF 19 consulting fees, tax prep and footnote fees
Directors Fees	0	13,500	13,500	100.0%	No fees in 2007
Legal	753	27,000	26,247	3485.7%	Miscellaneous legal fees
Accounting	44,925	194,306	149,381	332.5%	Includes audit fees for 2006, 2007 & 2008
					plus pre-merge EZ Kink audit and review fees
Travel Expense	285,209	267,909	-17,300	-6.1%	Less travel in 2008
Outside Services	610	24,849	24,239	3973.6%	Transfer Agent fees and Shareholder meeting fees
					including proxy processing fees
All others	33,014	57,419	24,405	73.9%	Miscellaneous items

Total Expenses	$1,024,469	$1,191,220	$166,751	16.3%

Other Income (Expenses):

Interest income for the years ended December 31, 2008 and 2007 was $11,872 and $22,880 respectively for a decrease of $11,008 (48.1%) as a result of less money in the accounts earning interest.  Interest expense for the years ended December 31, 2008 and 2007 was $10,850 and $16,667 respectively for a decrease of $5,817 (35.0%) as a result of a the conversion of two promissory notes into preferred shares in 2008.

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

Cash flow used in operations for the year ended December 31, 2008 amounted to $183,515, which mainly consisted the profit for the year ended December 31, 2008 of $470,889 plus the following  1) depreciation expense of $4,944, 2) preferred shares issued for accrued interest of $10,833, 3) decrease in inventory of $25,000 representing the write-off of consigned inventory, 4) decrease in prepaid taxes of $15,002 6) $93,260 increase in taxes payable as a result of the year’s earnings, and 7) decrease in deferred tax asset of $72,842, offset by 1) the write-off of accrued liabilities of $64,861, 2) increase in account receivable of $726,990, 3) increase in income tax refund receivable of $25,091, 4) increase in deposits of $10,432 as a result of the lease renewal, 5) a decrease in accounts payable and accrued expenses of $48,980.

Net cash used in investing activities for year ended December 31, 2008 was $0.

Net cash generated in financing activities for year ended December 31, 2008 was $38,400 which represented an advance from a related party for accounting fees paid on behalf of the Company.  For the year ended December 31, 2007 net cash generated was $51,418, which consisted of $53,918 of cash acquired in the merger with Kaire, offset by the repayment of a $2,500 shareholder advance.

On December 31, 2008 the Company had total assets of $4,902,396 compared to $4,484,011 on December 31, 2007, an increase of $418,385 or 9.3%.  The Company had retained earnings of $168,793 on December 31, 2008, compared to accumulated deficit of $302,096 on December 31, 2007, an increase in earnings of $470,889 (155.9%).  As of December 31, 2008 the Company's working capital position increased by $692,067 (110.2%) from working capital of $628,163 at December 31, 2007 to working capital of $1,320,230 at December 31, 2008.  The increase was mainly due to an increase in account receivable of $726,921(19.3%) offset by a decrease in cash and investments of $268,793(58.1%).

Estimated future cash requirements

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations.

Subsequent Events

In March 2009 International Packaging and Logistics Group, Inc. (“IPL Group Inc.”) (Buyer), acquired a majority interest in EZ LINK Corporation (“EZ LINK”) (Seller) which is a logistics company headquartered in Taiwan. EZ Link was established in July 2003 under the Company Law of Republic of China.  EZ LINK is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.  In fiscal year 2007, EZ LINK had net revenues of approximately $6.6 million $US with fiscal year 2008 net revenues expected to be approximately $8.0 million $US.  EZ LINK will be operated as a majority owned subsidiary of IPL Group Inc.    We are waiting for the PRC Taiwan approval.
The capital stock of the EZ LINK consists of 1,350,000 authorized shares of common stock, NT$10 par value , of which 1,350,000 shares are currently issued and outstanding and held by Seller (“Shares”). Upon the terms and conditions set forth below, Seller desires to assign fifty-one percent (51%) of EZ LINK shares, or 688,500 shares in the aggregate, to Buyer, such that, following such transaction, EZ LINK will be a majority owned subsidiary of Buyer.  The parties agree that 51% ownership of the issued and outstanding shares of EZ LINK has a present estimated market value of approximately US$1,600,000 (the “Purchase Price”).

(a) One half of the Purchase Price amount (US$800,000) shall be paid in common shares of IPL Group, Inc. as of the closing date based on a per share value of US$1.75, or 457,143 shares.  Such shares shall bear the appropriate restrictions.

(b) One half of the Purchase Price amount (US$800,000) shall be paid in Series B Convertible preferred shares which will be convertible into shares of IPL Group, Inc. common shares on a one for one basis.  The preferred shares shall be valued at US$2.00 per share, and will be exercisable pursuant to the terms and conditions specified in the purchase agreement.

ITEM 7A.                      Quantitative and Qualitative Disclosures About Market Risk

N/A

ITEM 8.                      Financial Statements

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.

ITEM 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).                            Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2008, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was  effective as of December 31, 2008.  Prior year our principal Chief Executive Officer and Chief Financial Officer concluded we had a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There was one person involved in processing of transactions. Therefore, it was difficult to effectively segregate accounting duties.  Additionally, our controls over the preparation and close of our financial statements was not effective.  We had posted a material adjustment relating to our consignment inventory in 2007.

As a result of this material weakness we  implemented remediation procedures whereby in December 2007 we  hired an additional administrative person and  retained an outside professional firm to assist in the separation of duties on an ongoing basis.  The use of the outside firm has proven successful in assisting in the separation of duties.

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

Item 9B.                      Other Information.

N/A

PART III

ITEM 10.                      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company has three directors and a sole executive officer, and their ages and positions with the Company as of December 31, 2008 are as follows:

Name	Age	Office	Since
Steven R. Westlund	60	Chairman, CEO and Acting CFO	1995
William Gresher	61	Director	January 2007
Allen Lin	54	Director	January 2007

Steven Westlund has been the Chief Executive Officer and a director of IPLO (previously Kaire) since May 1995 and was elected Chairman of the Board in December 1995, and he has been Acting Chief Financial Officer since April 2007. Mr. Westlund was Chairman of the Board and Chief Executive Officer of Vitafort International Corporation from May 1993 through May 1995.  Vitafort manufactured and sold fat free foods. From January 1991 to May 1993, Mr. Westlund was Chief Executive Officer of Lorenz/Germaine Incorporated and concurrently from January 1991 to June 1992 he acted as Chairman and Chief Executive Officer of Auto Giant. Mr. Westlund specializes in corporate restructuring and the development and marketing of specialized products and services.

Allen Lin has over 17 years of packaging industry and financial venture investment experiences which included successful start-ups, H & H Glass Inc., in 1989, where he is instrumental in global manufacturing outsourcing for rigid packaging material (including but not limited to glass containers) in packaging distribution solutions for North America.   Mr. Lin recently earned a degree of Mater of International Law from a national university in Germany and also  holds an MBA from  a national university in Chicago, Illinois, USA (graduated with Honor).   Mr. Lin has gained international exposure from the tasks involved in identifying merger and acquisition candidates in the packaging distribution network and promoting his packaging business in the North American, South American and European continents.  Born and raised in Taiwan, Mr. Lin is fluent in both Chinese and English.

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

Compensation of Directors:

Directors received remuneration totaling $13,500 during the year ended December 31, 2008.  Directors receive $500 a month in directors fees with the exception of Mr. Lin who received a total of $1,500 for the year.

Directors received no remuneration during the year ended December 31, 2007.  All IPLO Directors are entitled to reimbursement of funds advanced to pay expenses in connection with our Company's business.  Our Company has not established specific committees within the Board of Directors.

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

ITEM 11.                      Executive Compensation

The following table sets forth certain summary information regarding compensation paid by International Packaging and Logistics Group, Inc. for services rendered during the fiscal years ended December 31, 2008 and 2007, respectively, to International Packaging and Logistics Group, Inc. Chief Executive Officer, Chief Financial Officer and H&H Glass’s President during such period.

Summary Compensation Table
Executive Compensation:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Westlund, CEO and CFO	2008	0	0	0	0	0	0	6,000	6,000
	2007	0	0	270,000	0	0	0	0	270,000
Randall Jones CFO *	2007	0	0	24,000	0	0	0	0	24,000
Allen Lin President H&H Glass	2008	240,004						1,500	245,004
	2007	210,000							210,000

* Randall Jones was terminated as Chief Financial Officer as of April 9, 2007.  Mr. Westlund will act as temporary CFO until a replacement is found.

During 2008, Mr. Westlund received $6,000 in director’s fees.  During 2007, Mr. Westlund received 3% of the equity of the new entity in the form of 135,000 shares valued at the market price at the time of $2.00 per share.

During 2007, Mr. Jones received 0.3% of the equity of the new entity in the form of 11,916 shares valued at the market price at the time of $2.00 per share.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth certain   summary   information   regarding outstanding equity awards as of December 31, 2008 to the Company's Chief Executive Officer and Chief Financial Officer and most highly paid executive officers during such period.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
None

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Westlund	$6,000	0	0	0	0	0	$6,000
William Gresher	$6,000	0	0	0	0	0	$6,000
Allen Lin	$1,500	0	0	0	0	0	$1,500

Options/SAR Grants in the Last Fiscal Year:

None

Employment Agreements –  N/A

H&H Glass offers health insurance to all its employees.   H&H Glass also has a discretionary post-employment benefit plan available to its employees.

ITEM 12.                      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of December 31, 2008 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock and (ii) KAIH's directors and executive officer, and (iii) all officers and directors of KAIH as a group.

	Shares beneficially owned (1)
	Number of shares	Percentage of class (2)
Steve Westlund 7700 Irvine Center Dr. Suite 870 Irvine, CA 92618	153,500	3.4%

Owen Naccarato	234,375	5.2%
18301 Von Karman Ave. Suite 430 Irvine, CA 92612

Standard Resources Ltd. (3) 8/F Hing Wong Court 21-23 Tai Wong Street East Wanchi, Hong Kong	3,915,000	86.9%

Officers and Directors as a group	4,068,500	90.3%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)  Percentage based on 4,504,214 shares of common stock outstanding as of December 31, 2008.

(3)  Standard Resources LTD is a related company to Allen Lin the founder and CEO of H&H Glass.

ITEM 13.                      Certain Relationships and Related Transaction

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $240,004 and $210,000 for the years ended December 31, 2008 and 2007, respectively.
In November and December 2008, Mr. Lin paid $38,400 of accounting fees on behalf of the Company.  This amount is reported in the accompanying financial statements as “Related Party Advance.”  Additionally, Mr. Lin received board fees totaling $1,500.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the company and was paid salary of $50,400 and $48,000 for the year ended December 31, 2008 and 2007, respectively.

Steven Westlund

During 2008, Mr. Westlund, the Company’s Chief Executive Officer and acting Chief Financial Officer, was paid $6,000 in cash for Director fees.

During 2007, Mr. Westlund received 3% of the equity of the new entity in the form of 135,000 shares of common stock valued at the market price at the time of $0.01 per share.

William Gresher

During 2008, Mr. Gresher, a member of the Board of Directors, was paid $6,000 in cash for Director fees.

ITEM 14.                      Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, PMB Helin Donovan, LLP:

	For the Year Ended December 31,
	2008	2007
Audit Fees	66,070	77,619
Audit-Related Fees	44,360	30,835
Tax Fees	15,345	0
All Other Fees		0
Total Fees	125,775	108,454

"Audit Fees"  consisted of fees billed for services rendered for the audit of  the Company’s  annual  financial  statements  and audit related fees are for  review of the  financial statements included in the Company’s quarterly reports on Form 10-Q.

ITEM 15.                      Exhibits, List and Reports in Form 8-K

(a)	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)( Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K
March 11, 2009	Items 2.01: reporting the acquisition of EZ Link Corp, a logistics company.

-  -

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kaire Holdings Incorporated

By:     /s/Steven R. Westlund
Steven R. Westlund
                                                                                        Chief Executive Officer

Dated:   April 9, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/           Steven R. Westlund                                                                                    April 9, 2009
                Steven R. Westlund
                Chief Executive Officer,
                Principal Financial Officer and Director

/s/           Allen Lin                                                                                                      April 9, 2009
                Director

/s/           William Gresher                                                                                          April 9, 2009
                Director

-  -

International Packaging and Logistics Group, Inc.,
and Subsidiaries

Consolidated Financial Statements
for the Years Ended
December 31, 2008 and 2007

-  -

International Packaging and Logistics Group, Inc.,
and Subsidiaries

Consolidated Financial Statements
for the Years Ended
December 31, 2008 and 2007

C  O  N  T  E  N  T  S

Report of Independent Registered Public Accountants	F1

Consolidated Balance Sheets	F2

Consolidated Statements of Operations and Comprehensive Income/(Loss)	F3

Consolidated Statements of Stockholders’ Equity	F4

Consolidated Statements of Cash Flows	F5 – F6

Notes to Consolidated Financial Statements	F7 – F21

-  -

Report of Independent Registered Public Accountants

To the stockholders and Board of Directors of
International Packaging and Logistics Group, Inc., and Subsidiaries

We have audited the accompanying consolidated balance sheets of International Packaging and Logistics Group, Inc., a Nevada corporation, as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income/(loss), stockholders’ equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Packaging and Logistics Group, Inc., as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/PMB Helin Donovan LLP
San Francisco, California
April 8, 2009

-F1-

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2008 and 2007

	2008	2007
Current Assets
Cash	$64,967	$210,082
Investment security, available for sale	128,553	252,231
Accounts receivable (net of reserve for doubtful
accounts of $0 and $0, respectively)	4,493,107	3,766,186
Income tax refund receivable	25,091	-
Prepaid taxes	-	15,002
Consignment inventory, net	-	25,000

Total Current Assets	4,711,718	4,268,501

Property, Plant and Equipment (net of accumulated
depreciation of $30,963 and $26,019, respectively)	7,041	11,985

Other Assets
Deposits	16,928	6,496
Deferred tax assets, net	166,709	197,029

Total Other Assets	183,637	203,525

Total Assets	$4,902,396	$4,484,011

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$3,022,783	$3,136,626
Income taxes payable	93,260	-
Loans payable	-	250,000
Related party advances	38,400	-
Accrued interest	-	16,667
Accrued liabilities - Kaire Holdings	237,045	237,045

Total Current Liabilities	3,391,488	3,640,338

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares
authorized, 974,730 and 882,230 issued and outstanding, respectively	98	88
Common stock: $0.001 par value, 900,000,000 shares authorized,
4,504,214 issued and outstanding	4,504	4,504
Additional paid-in capital	1,346,231	1,068,741
Accumulated other comprehensive income/(loss)	(8,718)	72,436
Retained earnings/(deficit)	168,793	(302,096)

Total Stockholders' Equity	1,510,908	843,673

Total Liabilities and Stockholders' Equity	$4,902,396	$4,484,011

The accompanying notes are an integral part of these financial statements.
- F2 -

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income/(Loss)
For the Years Ended December 31, 2008 and 2007

	2008	2007
Revenues	$19,090,538	$18,852,647

Cost of Goods Sold
Cost of goods sold	(17,412,968)	(17,558,288)
Impairment of consignment inventory	(21,382)	(523,859)

Total Cost of Goods Sold	(17,434,350)	(18,082,147)

Gross Profit	1,656,188	770,500

Operating Expenses
Administrative expenses	666,531	493,425
Rent	68,731	83,614
Salaries and wages	456,741	447,430

Total Operating Expenses	1,192,003	1,024,469

Income from Operations	464,185	(253,969)

Other Income/(Expenses)
Interest income	11,872	22,880
Other income	64,861	-
Interest expense	(10,850)	(16,667)

Total Other Income/(Expenses)	65,883	6,213

Net Income/(Loss) before Income Taxes	530,068	(247,756)

Income tax expense	(59,179)	(54,466)

Net Income/(Loss) available to common stockholder, basic and diluted	470,889	(302,222)

Comprehensive Income
Unrealized gain/(loss) on investments	(81,154)	15,542

Comprehensive Income/(Loss)	$389,735	$(286,680)

Earnings/(loss) per weighted average share of common stock - basic	$0.10	$(0.07)
Earnings/(loss) per weighted average share of common stock - diluted	$0.09	$(0.07)
Weighted average shares outstanding - basic	4,504,214	4,212,515
Weighted average shares outstanding - diluted	5,432,947	4,212,515

The accompanying notes are an integral part of these financial statements.
- F3 -

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2008 and 2007

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings/ (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2006	-	$-	1	$1,000	$-	56,894	$1,627,421	$1,685,315

Effect of reverse merger:
Net effect of assumption of Kaire assets and liabilities	882,230	88	217,298	217	42,752,146	-	(43,307,413)	(554,962)
Issuance of shares to H&H Glass owners in connection with the merger	-	-	3,915,000	3,915	(3,915)	-	-	-
Issuance of other shares in connection with the merger	-	-	371,916	372	(372)	-	-	-
Reclassifications due to reverse merger	-	-	(1)	(1,000)	1,000	-	-	-
Elimination of accumulated deficit of Kaire	-	-	-	-	(41,680,118)	-	41,680,118	-

Unrealized gain on investment, net of tax	-	-	-	-	-	15,542	-	15,542

Net income	-	-	-	-	-	-	(302,222)	(302,222)

Balance, December 31, 2007	882,230	$88	4,504,214	$4,504	$1,068,741	$72,436	$(302,096)	$843,673

Issuance of preferred shares in settlement of debt and interest	92,500	10	-	-	277,490	-	-	277,500

Unrealized loss on investment, net of tax	-	-	-	-	-	(81,154)	-	(81,154)

Net income	-	-	-	-	-	-	470,889	470,889

Balance, December 31, 2008	974,730	$98	4,504,214	$4,504	$1,346,231	$(8,718)	$168,793	$1,510,908

The accompanying notes are an integral part of these financial statements.
- F4 -

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income/(loss)	$470,889	$(302,222)
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation expense	4,944	3,562
Bad debt	69	15,454
Preferred shares issued for accrued interest	10,833	-
Other income	(64,861)	-

Changes in operating assets and liabilities:
Increase in accounts receivable	(726,990)	(4,797)
(Increase) decrease in consignment inventory	25,000	(25,000)
Increase in income tax refund receivable	(25,091)	-
(Increase) decrease in deferred tax asset	72,842	(74,457)
(Increase) decrease in prepaid taxes	15,002	(15,002)
Increase in deposits	(10,432)	-
Increase (decrease) in income taxes payable	93,260	(163,843)
Increase in interest payable	-	16,667
Decrease in accrued liabilities	-	(1,174)
Increase (decrease) in accounts payable and accrued expenses	(48,980)	119,481
Net cash used in operating activities	(183,515)	(431,331)

Cash flow from investing activities:
Net cash used in investing activities	-	-

Cash flow from financing activities:
Cash acquired from acquisition of Kaire Holdings	-	53,918
Proceeds from stockholder advance	38,400	-
Payments on stockholder advance	-	(2,500)
Net cash provided by financing activities	38,400	51,418

Net decrease in cash and cash equivalents	(145,115)	(379,913)

Cash and cash equivalents at beginning of year	210,082	589,995

Cash and cash equivalents at end of year	$64,967	$210,082

(continued)

The accompanying notes are an integral part of these financial statements.
- F5 -

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

Supplementary disclosures of cash flow information

Cash paid during the year for
Interest	$-	$-
Taxes	$3,712	$307,768
Unrealized gain/(loss) on investment security available for sale, net of tax	$(81,154)	$15,542

During the year ended December 31, 2008, the Company entered into the following non-cash transactions:
•	Issued 92,500 shares of series A preferred shares in lieu of payment of promissory notes valued at $250,000 and related accrued interest valued at $27,500.

During the year ended December 31, 2007, the Company entered into the following non-cash transactions.
•	Issued 866,667 shares of preferred stock for settlement of $2,624,170 of convertible debt and interest of Kaire
•	Issued 4,286,916 shares of common stock in association with the merger with H&H Glass, Inc.

Merger of Kaire Holdings, Incorporated, and H&H Glass, Inc.
Cash	$-	$53,918
Accounts payable and accrued expenses	-	(120,661)
Loans payable	-	(250,000)
Accrued liabilities	-	(238,219)
Net liabilities assumed	$-	$(554,962)

The accompanying notes are an integral part of these financial statements.
- F6 -

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

1.                          Summary of Significant Accounting Policies

Nature of Operations

On July 2, 2007, International Packaging and Logistics Group, Inc. (“IPL Group” or “the Company”) through its wholly-owned subsidiary, YesRx.com (“YesRx”) acquired all the outstanding shares of H&H Glass, Inc. (“H&H Glass” or “H&H”), in exchange for 3,915,000 shares of its common stock in a reverse triangular merger (the “Merger”).  H&H Glass is a glass importer that supplies custom products such as perfume bottles and food condiment bottles, plus provides complementary services such as container design and mold making.  H&H Glass imports glass containers from Asia and distributes to North America.  H&H Glass acquires its products mainly from one supplier in China and Taiwan and sells its products through several distributors in the United States and Canada who service small to medium sized customers.  H&H imports in excess of 1,000 shipping containers of glass a year.

Organization and Line of Business

International Packaging and Logistics Group, Inc., a Nevada corporation, was originally incorporated as Interactive Medical Technologies, Ltd., on June 2, 1986 in the state of Delaware.  On April 17, 2008, IPL Group converted from a Delaware corporation to a Nevada Corporation.

Effective February 3, 1998, Interactive Medical Technologies, Ltd., changed its name to Kaire Holdings Incorporated, and effective May 28, 2008, its name changed from Kaire Holdings Incorporated to International Packaging and Logistics Group, Inc.

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

The historical financial statements presented herein are those of H&H Glass, as adjusted to give effect to the stock of IPL Group (the legal acquirer) since the Merger.  The retained earnings of the accounting acquirer have been carried forward after the acquisition, and H&H Glass’s basis in its assets and liabilities were carried over in the recapitalization.  Operations prior to the business combination are those of H&H Glass.

The accompanying notes are an integral part of these financial statements.
- F7-

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

1.               Summary of Significant Accounting Policies (continued)

Merger and Corporate Structure (continued)

The accompanying financial statements present the historical financial condition, results of operations and cash flows of H&H Glass prior to the Merger.

Principles of Consolidation

The consolidated financial statements include the accounts of IPL Group and its wholly-owned subsidiaries (collectively the “Company”).  The Company’s subsidiaries include H&H Glass and Effective Health, Inc.  Intercompany accounts and transactions have been eliminated upon consolidation.  The financial statements for the fiscal year ending December 31, 2008, contain a full year of consolidated activity.  The financial statements for the fiscal year ending December 31, 2007, contain a full year of H&H Glass, plus the financial statements of Kaire Holdings, Inc., and its other subsidiaries from July 2, 2007 (date of merger).
As a result of the application of reverse merger accounting, the consolidated financial statements are issued under the name of the legal parent (IPL Group) but are a continuation of the financial statements of the wholly-owned legal subsidiary (H&H Glass) and not of the legal parent.  The control of the assets and business of IPL Group is deemed acquired in consideration for the issue of additional capital by H&H Glass.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements.  The Company has made significant estimates in determining the allowance for doubtful accounts as discussed in Note 1 and the valuation allowance on deferred tax assets as discussed in Note 8.  Actual results could differ from those estimates.

The accompanying notes are an integral part of these financial statements.
- F8-

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Concentration of credit risk

The Company, at times, maintains cash balances in excess of the federally insured limit of $250,000 and $100,000 per institution in 2008 and 2007, respectively.  In December 2008, the Company's bank entered into the FDIC Temporary Liquidity Guarantee Program, which eliminated the ceiling on federally insured deposits.  The Company had no uninsured balance as of December 31, 2008 or 2007.

The Company maintains balances in a Money Market Fund that is not federally insured.  Balances in this fund were $182,218 and $128,553 at December 31, 2008 and 2007, respectively.

The Company had unsecured investment, available for sale, with a fair value of $128,553 and $252,231 at December 31, 2008 and December 31, 2007 respectively.

Accounts receivable are typically unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.  As of December 31, 2008, 79.7% of H&H Glass’s Accounts Receivable were attributable to three customers.  As of December 31, 2007, 86.5% of H&H Glass’s Accounts Receivable were attributable to three customers.  At December 31, 2008 and 2007, H&H Glass had no reserves for doubtful accounts, as the Company believes that all of its accounts receivable are fully collectible.

H&H Glass purchased 100% of its glass from one vendor in 2008 and 2007.  During the years ended December 31, 2008 and 2007, H&H Glass purchased $14,615,980 and $13,813,347 of products from this vendor, respectively.  This concentration is due to the relatively small size of H&H Glass’s orders.  As customer orders have been growing in size, H&H Glass has begun to seek additional suppliers.

The accompanying notes are an integral part of these financial statements.
- F9-

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

1.               Summary of Significant Accounting Policies (continued)

Net Earnings per Share

Earnings per common share is computed on the weighted average number of common shares outstanding during each year.  Basic earnings per share is computed as net income/loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities when the effect would be dilutive.

Consignment Inventory

H&H Glass’s inventory as of December 31, 2008 and 2007, consisted of goods returned by a customer.  Ordinarily, customers do not have any right of return.  Included in consignment inventory at December 31, 2008 and 2007, were valuation allowances of $21,382 and $523,859, respectively, to reduce carrying values to the lower of cost or estimated net realizable value.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets.  Repairs and maintenance that do not extend the useful life of property and equipment are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the asset and its accumulated depreciation are removed, and the resulting profit or loss is reflected in income.

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

The accompanying notes are an integral part of these financial statements.
- F10-

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  SFAS No. 157, “Fair Value Measurements,” requires certain disclosures regarding the fair value of financial instruments.  For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2008, and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

SFAS No. 157 prescribes a fair value hierarchy in order to increase consistency and comparability in fair value measurements and related disclosures.  The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1—Valuations based on quoted prices in active markets for identical assets.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•
Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.  Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The accompanying notes are an integral part of these financial statements.
- F11-

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

1.               Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company has utilizes the fair-value-based method of accounting prescribed in Financial Accounting Standards Board Statement No. 123R, “Accounting for Stock-Based Compensation” (“FAS-123R”) for its employee stock option plans.

FAS-123R requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards.  The scope of FAS-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company did not have any unvested employee stock options or warrants outstanding at December 31, 2008 or 2007.

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

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred.  There were no advertising and marketing costs for the years ended December 31, 2008 and 2007.

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

1.               Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141(R), “Applying the Acquisition Method.”  FAS No. 141(R) provides guidance for the recognition of the fair values of the assets acquired upon initially obtaining control, including the elimination of the step acquisition model.  The standard is effective for acquisitions made in fiscal years beginning after December 15, 2008, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.  Early adoption is prohibited.

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

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”) which provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  FAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.  The Company adopted FAS 157 effective January 1, 2008, and the adoption of FAS 157 had no material impact on the Company’s results of operations, financial condition or liquidity.

The accompanying notes are an integral part of these financial statements.
- F12-

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

The accompanying notes are an integral part of these financial statements.
- F13-

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value.  Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt.  The Company did not elect to use the fair value option for any assets and liabilities that were not already recorded at fair value.  The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

The accompanying notes are an integral part of these financial statements.
- F14-

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

2.           Convertible Preferred Stock Transactions

The agreement with the former holders of IPL Group’s convertible debt stated that all debt and related convertible interest would be converted into fixed rate convertible preferred shares at an exercise price fixed on a post-reverse split basis of $3 per share, and that 882,230 shares would have to be issued in order to retire the debt.  The agreement stated that the shares would be issued after the Company completed a reverse stock split in early fiscal 2008 and changed its state of domicile from Delaware to Nevada.

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

In addition, the Company issued 92,500 shares of Series A Convertible Preferred Stock to retire two promissory notes and interest totaling $277,500.

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

Based on the assessment of FAS 150, the Company determined that the preferred shares are not mandatorily redeemable and are properly classified as equity in the accompanying financial statements.  This stock has no redemption value requirement and as such is properly classified as equity for EITF D-98.

3.           Common Stock Transactions

On October 19, 2007, the Company issued 4,286,916 shares of its common stock in connection with the merger with H&H Glass.  3,915,000 shares were issued to the owners of H&H Glass, 146,916 were issued to the former officers of Kaire, and 225,000 were issued to Naccarato and Associates for assistance with the merger.

There were no issuances of common stock in the year ended December 31, 2008.

4.           Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $240,004 and $210,000 for the years ended December 31, 2008 and 2007, respectively.

In November and December 2008, Mr. Lin paid $38,400 of accounting fees on behalf of the Company.  This amount is reported in the accompanying financial statements as “Related Party Advances.”  Additionally, Mr. Lin received Director fees totaling $1,500.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the company and was paid salary of $50,400 and $48,000 for the year ended December 31, 2008 and 2007, respectively.

Steven Westlund

During 2008, Mr. Westlund, the Company’s Chief Executive Officer and acting Chief Financial Officer, was paid $6,000 in cash for Director fees.

During 2007, Mr. Westlund received 3% of the equity of the new entity in the form of 315,000 shares of the Company’s common stock, valued at the market price at the time of $0.01 per share.

William Gresher

During 2008, Mr. Gresher, a member of the Board of Directors, was paid $6,000 in cash for Director fees.

5.           Other Income

During the year ended December 31, 2008, the Company recorded $64,861 in Other Income as follows:

Write-offs of Accounts Payable and Accrued Expenses:
Forgiveness of debt by consultants	$26,000
Expired liabilities	38,861
$64,861

The accompanying notes are an integral part of these financial statements.
- F15-

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

6.           Property and Equipment

H&H Glass’s property and equipment at December 31, 2008 and 2007, consisted of the following:

	2008	2007
Furniture and fixtures	$14,552	$14,552
Computers and equipment	23,452	23,452
	38,004	38,004
Less accumulated depreciation	(30,963)	(26,019)
Total	$7,041	$11,985

H&H Glass recorded depreciation expense for the year ended December 31, 2008 and 2007, of $4,944 and $3,562 respectively.

7.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2008 and 2007, consisted of the following:

	2008	2007
Accounts payable	$2,925,600	$3,017,709
Accrued professional and related fees	97,183	93,225
Accrued settlements	-	25,692
Total	$3,022,783	$3,136,626

8.           Income Taxes

Significant components of the provision for taxes based on income are as follows for the years ended December 31:

	2008	2007

Current	$129,062	$128,923
Refunds	(142,727)	-
Deferred	72,884	(74,457)

Total provision for income taxes	$59,179	$54,466

During the year ended December 31, 2008, the Company received a Federal tax refund of $97,070.  In January 2009, the Company received State tax refunds totaling $45,657.  The Company recorded these refunds as an offset to the current year’s income tax expense.

The accompanying notes are an integral part of these financial statements.
- F16-

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

8.           Income Taxes (continued)

Significant temporary differences that give rise to the deferred tax assets as of December 31, 2008 and 2007, follow:

	2008	2007
Deferred tax assets/(liabilities):
Inventory valuation adjustment	$165,235	$224,421
California franchise tax	-	11,822
Unrealized (gain)/loss on investments	4,491	(38,033)
Other	(3,016)	(1,181)
Net deferred tax assets	$166,709	$197,029

The Company has recorded deferred tax assets of $166,709 and $197,029 at December 31, 2008 and 2007, respectively.  These arise principally from inventory reserves deductible in the years after the period in which they were accrued.  The Company has not recorded any valuation allowance against these deferred tax assets.

Tax rate reconciliation
	2008	2007
Federal tax rate	34.0%	34.0%
State taxes, net of benefit	5.8%	5.8%
Non-deductible tax expenses	(28.6)%	(61.8)%
Other	0.0%	0.2%

Effective tax rate	11.2%	(22.0)%

9.                                                              Notes Payable

In February 2007, IPL Group issued two promissory notes for an aggregate of $250,000, with interest on the unpaid principal balance at eight percent (8%) per annum.  In June 2008, the total principal and accrued interest on these notes were converted at $3 a share into 92,500 shares of Series A Convertible Preferred Stock.  Interest accrued on these notes at December 31, 2008 and 2007, was $0 and $16,667, respectively.

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
- F17-

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

10.                                   Commitments and Contingencies (continued)

Leases

Operating leases

H&H Glass rents 2,900 square feet of office space for its headquarters.  The lease began on January 1, 2005, and expired on August 31, 2008.  It was renewed on September 1, 2008 and expires on August 31, 2013.  As of December 31, 2008, total monthly base rent is $8,265.  The Landlord provided H&H a tenant improvement allowance equal to $45,458 to be allocated equally over the first eleven months of the lease ($4,133 per month).  Future minimum payments on this lease for fiscal years following December 31, 2008, are:

Year ended December 31,
2009	71,410
2010	103,849
2011	107,483
2012	111,245
Thereafter	75,874

$469,861

H&H Glass recorded rent expense for the years ended December 31, 2008 and 2007, of $68,731 and $83,614, respectively.

11.           Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period.  The Company’s Convertible Preferred Shares constituted potentially dilutive securities.  However, the net loss at December 31, 2007, would have made these securities anti-dilutive.  Therefore, basic and fully diluted loss per share at December 31, 2007, are the same.

The weighted average share at December 31, 2007 was calculated as follows:  (1) from January 1 through July 2 (the merger date), the number of common shares issued to effect the merger; and (2) from the merger date through December 31, 2007, the number of common shares are the actual number of shares issued by the legal acquirer during that period.

The accompanying notes are an integral part of these financial statements.
- F18-

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

11.           Earnings per Share (continued)

Earnings (loss) per share of common stock are calculated as follows:

	For the Years Ended December 31,
	2008	2007
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings/(loss) available to common stockholders	$470,889	$(302,222)

Weighted average common shares outstanding	4,504,214	4,212,515

Basic earnings/(loss) per share of common stock	$0.10	$(0.07)

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings/(loss) available to common stockholders	$470,889	$(302,222)

Weighted average common shares outstanding	4,504,214	4,212,515
Effect of dilutive securities:
Options	-	-
Convertible preferred stock	928,733	-
Weighted average common shares outstanding after effect of dilutive securities	5,432,947	4,212,515

Diluted earnings/(loss) per share of common stock	$0.09	$(0.07)

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

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the merger had occurred at January 1, 2007.

December 31, 2007
Sales	$18,852,647
Cost of goods sold	(18,082,147)
Operating expenses	(1,077,350)
Net other income	6,213
Provision for income taxes	(54,466)
Unrealized gain on investments	15,542
Net income/(loss)	$(339,561)

Net loss per share – basic and diluted	$(0.08)

12.           Merger with H&H Glass, Inc. (continued)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the merger been consummated as of that time, nor is it intended to be a projection of future results.

13.           Fair Value Measurements

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its short-term investments measured at fair value on a recurring basis as of December 31, 2008:

Securities Owned	Level 1	Level 2	Level 3	Total

Investment security, available for sale	$-	$-	$128,553	$128,553

Total	$-	$-	$128,553	$128,553

The following table summarizes the Company’s available-for-sale securities by the contractual maturity date as of December 31, 2008:

		Estimated
	Cost	Fair Value
Due within one year	$-	$-
Due within one to two years	-	-
No single maturity date	141,762	128,553
Total available-for-sale securities	$141,762	$128,553

At December 31, 2008, the Company had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired, adjusted in connection with the Company’s provision for income taxes.  At December 31, 2007, the Company had the following available-for-sale securities that were in an unrealized gain position, adjusted in connection with the Company’s provision for income taxes:

	Years Ended December 31,
	2008	2007
Unrealized gains
Gross accumulated unrealized gains	$-	$110,469
Adjustment from deferred tax assets	-	(38,033)
Net accumulated unrealized gains	-	72,436
Unrealized losses
Gross accumulated unrealized losses	(13,209)	-
Adjustment from deferred tax assets	4,491	-
Net accumulated unrealized gains/(losses)	$(8,718)	$72,436

The accompanying notes are an integral part of these financial statements.
- F19-

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

13.           Fair Value Measurements (continued)

These Level 3 securities were valued by the investing agent, Kayne Anderson Capital Advisors, using independent pricing sources that used proprietary models.  The changes in Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2008 were:

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Balance at December 31, 2007	$252,231
Total unrealized gains included in other comprehensive loss	(123,678)
Total (realized/unrealized) losses included in net loss	-
Purchases, sales, issuances and settlements, net	-
Transfers in and/or out of Level 3	-
Balance at December 31, 2008	$128,553

14.           Securities Available for Sale

In 2004, the Company invested $141,762 in a real estate partnership managed by Kayne Anderson Capital Advisors, which it classified as available for sale.  The net fair value of the securities at December 31, 2008 and 2007, were $128,553 and $252,231, respectively.  A Federal tax rate of 34% is assumed.

Amounts Reported in Net Income and Other Comprehensive Income
for the Years Ended December 31, 2008 and 2007
	2008	2007
Net income:
Gain on sale of securities	$-	$-
Income tax expense	-	-
Net gain realized in net income	-	-
Other comprehensive income:
Holding gain/(loss) arising during period, net of tax	(81,154)	15,542
Reclassification adjustment, net of tax	-	-
Net gain (loss) recognized in other comprehensive income	(81,154)	15,542
Total impact on comprehensive income	$(81,154)	$15,542

The accompanying notes are an integral part of these financial statements.
- F20-

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

15.           Subsequent Events

In March 2009, International Packaging and Logistics Group, Inc. (“IPL Group Inc.”) (Buyer), acquired a majority interest in EZ LINK Corporation (“EZ LINK”) (Seller) which is a logistics company headquartered in Taiwan.  EZ Link was established in July 2003 under the Company Law of Republic of China.  EZ LINK is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.  In fiscal year 2007, EZ LINK had audited net revenues of approximately $6.6 million $US with fiscal year 2008 net revenues expected to be approximately $8.0 million $US.  EZ LINK will be operated as a majority owned subsidiary of IPL Group Inc.    We are waiting for the PRC Taiwan approval.
The capital stock of the EZ LINK consists of 1,350,000 authorized shares of common stock, NT$10 par value, of which 1,350,000 shares are currently issued and outstanding and held by Seller (“Shares”).  Upon the terms and conditions set forth below, Seller desires to assign fifty-one percent (51%) of EZ LINK shares, or 688,500 shares in the aggregate, to Buyer, such that, following such transaction, EZ KINK will be a majority owned subsidiary of Buyer.  The parties agree that 51% ownership of the issued and outstanding shares of EZ LINK has a present estimated market value of approximately US$1,600,000 (the “Purchase Price”).

(a)
One half of the Purchase Price amount (US$800,000) shall be paid in common shares of IPL Group, Inc. as of the closing date based on a per share value of US$1.75, or 457,143 shares.  Such shares shall bear the appropriate restrictions.

(b)
One half of the Purchase Price amount (US$800,000) shall be paid in Series B Convertible preferred shares which will be convertible into shares of IPL Group, Inc. common shares on a one for one basis.  The preferred shares shall be valued at US$2.00 per share, and will be exercisable pursuant to the terms and conditions specified in the purchase agreement.

The accompanying notes are an integral part of these financial statements.
- F21-

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 and 2007