Form 10-Q
period 2009-05-20
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2009-05-20
CIK 822997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009 or

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
☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of May 15, 2009 was 4,504,214

International Packaging and Logistics Group, Inc.,
and Subsidiaries

Condensed Consolidated Financial Statements
for the Three-Month Periods Ended

March 31, 2009 and 2008

International Packaging and Logistics Group, Inc.,
and Subsidiaries

Condensed Consolidated Financial Statements
for the Three-Month Periods Ended

March 31, 2009 and 2008

C  O  N  T  E  N  T  S

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 – 15

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 31, 2009, and December 31, 2008

	March 31, 2009	December 31, 2008
Current Assets	(unaudited)
Cash	$437,926	$64,967
Short-term investments	152,405	128,553
Accounts receivable (net of reserve for doubtful
accounts of $0 and $0, respectively)	2,010,055	4,493,107
Income tax refund receivable	2,833	25,091
Prepaid taxes	154,740	-

Total Current Assets	2,757,959	4,711,718

Property, Plant and Equipment (net of accumulated
depreciation of $32,096 and $30,963, respectively)	5,908	7,041

Other Assets
Deposits	16,928	16,928
Deferred tax assets	216,058	166,709

Total Other Assets	232,986	183,637

Total Assets	$2,996,853	$4,902,396

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$1,306,297	$3,022,783
Income taxes payable	-	93,260
Related party advances	38,400	38,400
Accrued liabilities - Kaire Holdings	237,045	237,045

Total Current Liabilities	1,581,742	3,391,488

Stockholders’ Equity
Convertible preferred shares: $0.0001 par value, 50,000,000
shares authorized, 974,730 issued and outstanding	98	98
Common stock: $0.001 par value, 900,000,000 shares
authorized, 4,504,214 issued and outstanding	4,504	4,504
Additional paid-in capital	1,346,231	1,346,231
Accumulated other comprehensive income/(loss)	7,024	(8,718)
Retained earnings/(deficit)	57,254	168,793

Total Stockholders’ Equity	1,415,111	1,510,908

Total Liabilities and Stockholders’ Equity	$2,996,853	$4,902,396

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Operations
and Comprehensive Income/(Loss)
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008

Revenues	$2,506,245	$4,386,406
Cost of Goods Sold	(2,391,556)	(3,922,932)

Gross Profit	114,689	463,474

Operating Expenses
Administrative expenses	110,426	168,758
Rent	11,925	20,203
Salaries and wages	161,887	148,499

Total Operating Expenses	284,238	337,460

Income/(Loss) from Operations	(169,549)	126,014

Other Income/(Expenses)
Interest income	551	4,052
Interest expense	-	(5,000)

Total Other Income/(Expenses)	551	(948)

Net Income/(Loss) before Income Taxes	(168,998)	125,066

Income tax benefit/(expense)	57,459	(55,575)

Net Income/(Loss) available to common shareholder	(111,539)	69,491

Comprehensive Income/(Loss)
Unrealized gain on investments	15,742	-

Comprehensive Income/(Loss)	$(95,797)	$69,491

Earnings per weighted average share of common stock - basic	$(0.02)	$0.02
Earnings per weighted average share of common stock - diluted	$(0.02)	$0.01
Weighted average shares outstanding - basic	4,504,214	4,504,214
Weighted average shares outstanding - diluted	4,504,214	5,386,444

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008

Increase (decrease) in cash and cash equivalents:
Net income/(loss)	$(111,539)	$69,491
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation expense	1,133	1,359
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,483,052	711,293
Decrease in income tax refund receivable	22,258	-
(Increase) decrease in prepaid taxes	(154,740)	15,002
Increase in deferred tax asset	(57,459)	-
(Decrease)/increase in income taxes payable	(93,260)	40,573
Decrease in accounts payable and accrued expenses	(1,716,486)	(857,387)
Net cash generated by/(used in) operating activities	372,959	(19,669)

Cash flow from investing activities:
Net cash used in investing activities	-	-

Cash flow from financing activities:
Net cash provided by financing activities	-	-

Net increase/(decrease) in cash and cash equivalents	372,959	(19,669)

Cash and cash equivalents at beginning of period	64,967	210,082

Cash and cash equivalents at end of period	$437,926	$190,413

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$-	$-
Taxes	$248,000	$3,358
Unrealized gain on short-term investments, net of tax	$15,742	$-

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009

1.           Summary of Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”).  The interim condensed consolidated financial statements for the three months ended March 31, 2009 and 2008, and the consolidated financial statements for the year ended December 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States.  The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated.  The Company’s fiscal year ends on December 31 each year.

The foregoing unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2008.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of interim condensed financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumption are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Nature of Operations

On July 2, 2007, International Packaging and Logistics Group, Inc., through its wholly-owned subsidiary, YesRx.com (“YesRx”) acquired all the outstanding shares of H&H Glass, Inc. (“H&H Glass” or “H&H”), in exchange for 3,915,000 post-split shares of its common stock in a reverse triangular merger (the “Merger”).  H&H Glass is a glass importer that supplies custom products such as perfume bottles and food condiment bottles, plus provides complementary services such as container design and mold making.  H&H Glass imports glass containers from Asia and distributes to North America.  H&H Glass acquires its products mainly from one supplier in China and Taiwan and sells its products through several distributors in the United States and Canada who service small to medium sized customers.  H&H imports in excess of 1,000 shipping containers of glass a year.  Depending on the size of the product, a container can contain anywhere from 3,000 to 300,000 pieces.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009

1.           Summary of Significant Accounting Policies (continued)

Organization and Line of Business

International Packaging and Logistics Group, Inc., a Nevada corporation, was originally incorporated as Interactive Medical Technologies, Ltd., on June 2, 1986, in the state of Delaware.  On April 17, 2008, IPL Group converted from a Delaware corporation to a Nevada Corporation.

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

Principles of Consolidation

The interim condensed consolidated financial statements include the accounts of IPL Group and its wholly-owned subsidiaries (collectively the “Company”).  The Company’s subsidiaries include H&H Glass and Effective Health, Inc.  Intercompany accounts and transactions have been eliminated upon consolidation.  The condensed consolidated balance sheets as of March 31, 2009, and December 31, 2008, contain the balances of H&H Glass, IPL Group and its other subsidiaries as of those dates.  The condensed consolidated statements of operations for the three-month period ending March 31, 2009, contain the consolidated results of operations of H&H Glass and of IPL Group and its other subsidiaries.

Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements.  Significant estimates include an allowance for doubtful accounts and the valuation of available-for-sale securities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents include amounts invested in a money market account with a financial institution.  Cash equivalents are carried at cost, which approximates market.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009

1.           Summary of Significant Accounting Policies (continued)

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

Concentration of Credit Risk

The Company, at times, maintains cash balances in excess of the federally insured limit of $250,000 and $100,000 per institution in 2009 and 2008, respectively.  In December 2008, the Company’s bank entered into the FDIC Temporary Liquidity Guarantee Program, which eliminated the ceiling on federally insured deposits.  The Company had no uninsured balance as of March 31, 2009, or December 31, 2008.

The Company maintains balances in a Money Market Fund that is not federally insured.  Balances in this fund were $378,775 and $189,822 at March 31, 2009, and December 31, 2008, respectively.

The Company had unsecured available-for-sale investment with a fair value of $152,405 and $128,553 at March 31, 2009, and December 31, 2008, respectively.

Accounts receivable are typically unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.  As of March 31, 2009, 76.4% of H&H Glass’s Accounts Receivable were attributable to three customers.  As of December 31, 2008, 79.7% of H&H Glass’s Accounts Receivable were attributable to three customers.  At March 31, 2009 and December 31, 2008, H&H Glass had no reserves for doubtful accounts, as the Company believes that all of its accounts receivable are fully collectible.

H&H Glass purchased 100% of its glass from one vendor in the three-month period ending March 31, 2009 and 2008.  During the three-month period ending March 31, 2009 and 2008, H&H Glass purchased $1,877,502 and $3,127,125 of products from this vendor, respectively.  This concentration is due to the relatively small size of H&H Glass’s orders.  As customer orders have been growing in size, H&H Glass has begun to seek additional suppliers.

Net Earnings/(Loss) per Share

Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year.  Basic earnings per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009

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

The Company accounts for income taxes in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  The Interpretation requires that realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements.  Further, the Interpretation requires the recognition of tax benefits recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information.  The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits.

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

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009

1.           Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

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

FAS-123R requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards.  The scope of FAS-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company did not have any unvested employee stock options or warrants outstanding at March 31, 2009, or December 31, 2008.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively.  The Company does not believe that the implementation of this standard will have a material impact on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not believe that the implementation of this standard will have a material impact on its financial statements.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009

1.           Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements.  The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings.  FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not believe that the implementation of this standard will have a material impact on its financial statements.

In November of 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”).  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”).  Under the proposed roadmap, the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS.  However, the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS.  The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and the Company will continue to monitor the development of the potential implementation of IFRS.

In March 2009, FASB unanimously voted for the FASB “Accounting Standards Codification” (the “Codification”) to be effective beginning on July 1, 2009.  Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles (“GAAP”), the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues.  The Codification is a new structure, which takes accounting pronouncements and organizes them by approximately ninety accounting topics.  Once approved, the Codification will be the single source of authoritative U.S. GAAP.  All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard.  Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

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

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009

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

3.           Common Stock Transactions

Common stock transactions during the three months ending March 31, 2009:

None.

Common stock transactions during the three months ending March 31, 2008:

None.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009

4.           Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $92,500 and $50,001 for the three-month periods ended March, 2009 and 2008 respectively.  Mr. Lin also received $1,500 in director’s fees for the three-month period ending March 31, 2008.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $13,375 and $12,600 for the three-month periods ended March 31, 2009 and 2008, respectively.

Steven Westlund

For the three month periods ending March 31, 2008 and 2009, Mr. Westlund, the Company’s Chief Executive Officer and acting Chief Financial Officer, was paid $1,500 and $1,500 respectively in cash for Director fees.

William Gresher

For the three-month periods ending March 31, 2008 and 2009, Mr. Gresher, a member of the Board of Directors, was paid $1,500 and $1,500 respectively in cash for Director fees.

5.           Property and Equipment

H&H Glass’s property and equipment at March 31, 2009 and December 31, 2008, consisted of the following:

	2009	2008
Furniture and fixtures	$14,552	$14,552
Computers and equipment	23,452	23,452
	38,004	38,004
Less accumulated depreciation	(32,096)	(30,963)
Total	$5,908	$7,041

H&H Glass recorded depreciation expense for the three-month periods ending March 31, 2009 and 2008, of $1,133 and $1,359, respectively.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009

6.           Commitments and Contingencies

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space for its headquarters.  The lease began on January 1, 2005, and expired on August 31, 2008.  It was renewed on September 1, 2008, and expires on August 31, 2013.  As of December 31, 2008, total monthly base rent is $8,265.  As of March 31, 2009, total monthly base rent is $8,265.  The Landlord provided H&H a tenant improvement allowance equal to $45,458 to be allocated equally over the first eleven months of the lease ($4,133 per month).  Future minimum payments on this lease for fiscal years following March 31, 2009, are:

Year ended December 31,
2009	$75,542
2010	103,849
2011	107,483
Thereafter	187,119

$473,993

H&H Glass recorded rent expense of $11,925 and $20,203 for the three months ending March 31, 2009 and 2008, respectively.

Litigation

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations.  The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

7.           Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period.  The Company’s Convertible Preferred Shares constituted potentially dilutive securities.  However, the net loss at March 31, 2009, would have made these securities anti-dilutive.  Therefore, basic and fully diluted loss per share at March 31, 2009, are the same.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009

7.           Earnings per Share (continued)

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended March 31,
	2009	2008
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to common stockholders	$(111,539)	$69,491

Weighted average common shares outstanding	4,504,214	4,504,214

Basic earnings/(loss) per share of common stock	$(0.02)	$0.02

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to common stockholders	$(111,539)	$69,491

Weighted average common shares outstanding	4,504,214	4,504,214
Effect of dilutive securities:
Options	-	-
Convertible preferred stock	-	882,230
Weighted average common shares outstanding after effect of dilutive securities	4,504,214	5,386,444

Diluted earnings/(loss) per share of common stock	$(0.02)	$0.01

8.           Fair Value Measurements

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1.  The total amount of the Company’s investment classified as Level 3 is $152,405.  The fair value of the Company’s debt as of March 31, 2009 and December 31, 2008 approximated fair value at those times.

In January 2009, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits the Company to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value on an instrument-by-instrument basis.  If the Company elects the fair value option, it would be required to recognize subsequent changes in fair value in the Company’s earnings.  This standard also establishes presentation and disclosure requirements designed to improve comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  While SFAS No. 159 became effective for the Company in 2009, the Company did not elect the fair value measurement option for any of its existing assets and liabilities and accordingly SFAS No. 159 did not have any impact on the Company’s consolidated financial statements.  The Company could elect this option for new or substantially modified assets and liabilities in the future.

Fair value of financial instruments:  The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses approximated fair value as of March 31, 2009, and December 31, 2008, because of the relative short-term nature of these instruments.  ’The fair value of the Company’s available-for-sale securities was $152,405 at March 31, 2009, and these securities are classified as Level 3.

9.           Subsequent Events

In March 2009, International Packaging and Logistics Group, Inc. (“IPL Group Inc.”) (Buyer), acquired a majority interest in EZ LINK Corporation (“EZ LINK”) (Seller) which is a logistics company headquartered in Taiwan.  EZ Link was established in July 2003 under the Company Law of Republic of China.  EZ LINK is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.  In fiscal year 2007, EZ LINK had audited net revenues of approximately $6.6 million $US with fiscal year 2008 net revenues expected to be approximately $8.0 million $US.  EZ LINK will be operated as a majority owned subsidiary of IPL Group Inc.  The Company is waiting for the PRC Taiwan approval.  As a result, the Company will determine the actual acquisition date when such approval is received.

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

International Packaging and Logistics Group, Inc.
and Subsidiaries
March 31, 2009

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

Concerning the acquisition of EZ Link Corporation, we are still waiting for the PRC Taiwan approval which we anticipate will happen soon.  As a result we will determine the actual acquisition date when such approval is received.

Plan of Operation

Our general operating plan is as follows:

Short Term

●	Continue growing revenue and profits through the existing business;
●
Meet the challenge of the declining world economy while maintaining revenue and profitability - our goal will be to  focus closely on product mix, improve our gross margin and develop new projects with existing clients;

●	Expand the supply network for our products;
●	Expand our current business model to include other areas that fall within our distribution expertise such as packaging that uses plastic and acrylic material.
●
Due to the turndown of the economy the business environment was very tough in 2008 and continued through the first quarter of 2009.  As a result IPLO had to turn its aggressiveness up a notch  in 2009 to achieve upward opportunities in helping customers achieve savings by offering cost reductions in product and transportation costs through its just –in-time inventory delivery program.

Long Term

●	Expand our service into other areas such as Europe and Australia through the same supplier channel. Our existing business model copies to other markets naturally.

Results of Operations

Three months ending March 31, 2009 and 2008

Revenue:

For the three months ending March 31, 2009 and 2008, revenues were approximately $2,506,245 and $4,386,406 respectively, for a decrease of $1,880,161 (42.9%) over the same period in 2008.  The decrease in revenue is a mainly due to two factors, the first being the slowdown in the worldwide economy and second, most of our customers placed large inventory orders in the final quarter of 2008 which resulted in fewer orders in the current quarter of March 31, 2009.  An offset to revenue of approximately $46,538 (or $40,835 (716.0%) greater than prior period) was a result carton quality issues.

Concerning the decrease in revenue, second quarter results will still be somewhat depressed compared to prior year, however, initial figures show that we are closing the gap.  In addition, we have signed up a new client which over the next six months also is expected to bring in an additional $1.2 million in revenue.

Cost of Goods Sold:

Cost of goods sold for the three months ending March 31, 2009 and 2008 were $2,391,556 and $3,922,932 respectively, for a decrease of $1,531,376 (39.0%) over the same period in 2008. This decrease is a direct result of the decrease in sales.

Gross Profit:

Gross profit was $114,689 and $463,474 for the three months ending March 31, 2009 and 2008, a decrease of $348,785 (75.3%) over the same period in 2008.   The gross profit margin as a percent of sales for the three months ending March 31, 2009 and 2008 was 4.6% and 10.6 % respectively for a decrease of 6.0%.  2% of the decrease in gross profit is attributable to a higher cost of product then the same period prior year.  The higher cost would be attributable to the produce mix sold.  Another 2% of the decrease is attributable to an increase in the cost of ocean freight.  This increase in cost was a result of a decrease in FOB shipments, i.e. a product mix issue.  The final 2% is due to miscellaneous increases in costs.  Concerning the product mix, gross margins will continue to be depressed in 2009 due to the pushing of lower margin products in order to generate revenue combined with pricing pressures on products as a result of competition in this depressed economy.  Our strategy is to maintain market share and as the economy recovers so will the product margins.

Operating Expenses:

Operating expenses for the three month periods ended March 31, 2009 and 2008 were $284,238 and $337,460 respectively for a decrease of $53,222 (15.8%) from the same period prior year.  These differences in operating expenses were mostly attributable to the following:

[Missing Graphic Reference]
Other Income (Expenses):

Interest income for the three months ended March 31, 2009 and 2008 was $551 and $4,052 respectively for a decrease of $3,501 (86.4%) from the same period prior year as a result of a smaller sum of money being left in the bank to earn interest.

Interest expense for the three months ended March 31, 2009 and 2008 was $0 and $5,000 respectively for a decrease of $5,000 (100.0%) respectively from the same period prior year representing the interest on two promissory notes issued in February 2007 that totaled $250,000 in the aggregate.  These notes were converted into preferred shares on June 30, 2008.  There was no equivalent expense in the current year.

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

Cash flow generated in operations for the three months ending March 31, 2009 amounted to $372,959, which mainly consisted the following: 1) decrease in account receivable or $2,483,052 – mainly due to the decrease in sales, 2) decrease in income tax refund receivable of $22,258 and 3) depreciation expense of  $1,133 offset by; 1) the net loss for the three month period ending March 31, 2009 of $111,539, 2) increase in prepaid taxes of $154,740, 3) decrease in income taxes payable of $93,260, 4) increase in deferred tax asset of $57,459 and 5) a decrease in accounts payable of $1,716,486 due to the decrease in sales resulting in less inventory purchases.

On March 31, 2009 the Company had total assets of $2,996,853 compared to $4,902,396 on December 31, 2008, a decrease of $1,905,543 or 38.9%.  The Company had total stockholders’ equity of $1,415,111 on March 31, 2009, compared to a stockholders’ equity of $1,510,908 on December 31, 2008, a decrease of $95,797 (6.3%).  As of March 31, 2009 the Company's working capital position decreased by $144,013 (10.9%) from working capital of $1,320,230 at December 31, 2008 to working capital of $1,176,217 at March 31, 2009.  This decrease of $144,013 (10.9%) is mainly a result of the decrease in the world economy resulting in a decrease in revenue (and a net loss) by the Company.

Capital Resources

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations.

Subsequent Events:

In March 2009, International Packaging and Logistics Group, Inc. (“IPL Group Inc.”) (Buyer), acquired a majority interest in EZ LINK Corporation (“EZ LINK”) (Seller) which is a logistics company headquartered in Taiwan.  EZ Link was established in July 2003 under the Company Law of Republic of China.  EZ LINK is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.  In fiscal year 2007, EZ LINK had audited net revenues of approximately $6.6 million $US with fiscal year 2008 net revenues expected to be approximately $8.0 million $US.  EZ LINK will be operated as a majority owned subsidiary of IPL Group Inc.  The Company is waiting for the PRC Taiwan approval.  As a result we will determine the actual acquisition date when such approval is received.

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

(c)
One half of the Purchase Price amount (US$800,000) shall be paid in common shares of IPL Group, Inc. as of the closing date based on a per share value of US$1.75, or 457,143 shares.  Such shares shall bear the appropriate restrictions.

(d)
One half of the Purchase Price amount (US$800,000) shall be paid in Series B Convertible preferred shares which will be convertible into shares of IPL Group, Inc. common shares on a one for one basis.  The preferred shares shall be valued at US$2.00 per share, and will be exercisable pursuant to the terms and conditions specified in the purchase agreement.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2009, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

None

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
March 31, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Packaging and Logistics Group, Inc.
(Registrant)

Dated:  May 20, 2009                                                                 By: /s/ Steven  R.Westlund
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
                                                   William Gresher, Director