Form 10-Q
period 2009-06-30
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2009-08-10
CIK 822997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009 or

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
☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of June 30, 2009 was 4,504,214

	PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets, June 30, 2009 (unaudited) and December 31, 2008	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the Three and Six Months Ended June 30, 2009 and 2008	2

	Consolidated Statements of Cash Flows (unaudited) for the Three and Six Months Ended June 30, 2009 and 2008	3

	Notes to the Consolidated Financial Statements (unaudited)	4-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	NA

Item 4.	Controls and Procedures	21

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

Signatures		23

Certification Under Sarbanes-Oxley Act of 2002

International Packaging and Logistics Group, Inc.,
and Subsidiaries

Consolidated Financial Statements
for the Three and Six Months Ended

June 30, 2009 and 2008

International Packaging and Logistics Group, Inc.,
and Subsidiaries

Consolidated Financial Statements
for the Three and Six Months Ended

June 30, 2009 and 2008

C  O  N  T  E  N  T  S

Consolidated Balance Sheets	1

Consolidated Statements of Operations and Comprehensive Income (Loss)	2

Consolidated Statements of Cash Flows	3

Condensed Notes to Consolidated Financial Statements	4 – 15

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
Current Assets	Unaudited
Cash	$409,409	$64,967
Short-term investments	152,405	128,553
Accounts receivable (net of reserve for doubtful
accounts of $0 and $0, respectively)	2,453,769	4,493,107
Income tax refund receivable	-	25,091
Prepaid taxes	154,740	-

Total Current Assets	3,170,323	4,711,718

Property, Plant and Equipment (net of accumulated
depreciation of $33,146 and $30,963, respectively)	4,858	7,041

Other Assets
Deposits	10,433	16,928
Deferred tax assets	189,222	166,709

Total Other Assets	199,655	183,637

Total Assets	$3,374,836	$4,902,396

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,632,187	$3,022,783
Income taxes payable	-	93,260
Related party advances	38,400	38,400
Accrued liabilities - Kaire Holdings	237,045	237,045

Total Current Liabilities	1,907,632	3,391,488

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares
authorized, 974,730 issued and outstanding	98	98
Common stock: $0.001 par value, 900,000,000 shares authorized,
4,504,214 issued and outstanding	4,504	4,504
Additional paid-in capital	1,346,231	1,346,231
Accumulated other comprehensive income/(loss)	7,024	(8,718)
Retained earnings	109,347	168,793

Total Stockholders' Equity	1,467,204	1,510,908

Total Liabilities and Stockholders' Equity	$3,374,836	$4,902,396

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$4,097,624	$4,417,318	$6,603,869	$8,803,724
Cost of Goods Sold	(3,798,801)	(4,045,294)	(6,190,357)	(7,968,226)

Gross Profit	298,823	372,024	413,512	835,498

Operating Expenses
Administrative expenses	102,494	163,217	212,920	331,975
Rent	12,398	20,536	24,323	40,739
Salaries and wages	105,147	101,988	267,034	250,487

Total Operating Expenses	220,039	285,741	504,277	623,201

Income/(loss) from Operations	78,784	86,283	(90,765)	212,297

Other Income/(Expenses)
Interest income	145	1,977	696	6,029
Interest expense	-	(5,833)	-	(10,833)
Forgiveness of debt	-	26,000	-	26,000

Total Other Income/(Expenses)	145	22,144	696	21,196

Net Income/(loss) before Income Taxes	78,929	108,427	(90,069)	233,493

Income tax expense/(benefit)	(26,836)	(63,318)	30,623	(118,893)

Net Income/(loss) available to common shareholder	52,093	45,109	(59,446)	114,600

Comprehensive Income
Unrealized gain/(loss) on investments	-	(19,447)	15,742	(19,447)

Comprehensive Income/(loss)	$52,093	$25,662	$(43,704)	$95,153

Earnings per weighted average share of common stock - basic	$0.01	$0.01	$(0.01)	$0.03
Earnings per weighted average share of common stock - diluted	$0.01	$0.01	$(0.01)	$0.02
Weighted average shares outstanding - basic	4,504,214	4,504,214	4,504,214	4,504,214
Weighted average shares outstanding - diluted	5,478,944	5,387,460	4,504,214	5,386,953

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008

Cash flow from operating activities:
Net income/(loss)	$(59,446)	$114,600
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation expense	2,183	2,678
Write off of accrued liabilities	-	(26,000)
Preferred shares issued for payment of interest	-	10,833
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,039,338	599,693
Decrease in inventory	-	3,618
Decrease in income tax refund receivable	25,091	-
(Increase) decrease in prepaid taxes	(154,740)	15,002
(Increase) decrease in deposits	6,495	(10,432)
Increase in deferred tax asset	(30,623)	-
(Decrease) increase in income taxes payable	(93,260)	201,935
Decrease in accounts payable and accrued expenses	(1,390,596)	(276,865)
Net cash generated byoperating activities	344,442	635,062

Cash flow from investing activities:
Net cash used in investing activities	-	-

Cash flow from financing activities:
Net cash provided by financing activities	-	-

Net increase in cash and cash equivalents	344,442	635,062

Cash and cash equivalents at beginning of period	64,967	210,082

Cash and cash equivalents at end of period	$409,409	$845,144

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$-	$-
Taxes	$248,000	$3,712
Unrealized gain/(loss) on short-term investments, net of tax	$15,742	$(19,447)

During the six months ended June 30, 2008, the company entered into the following non-cash transactions:
•	Issued 92,500 shares of Series A Convertible Preferred Shares in lieu of payment of promissory notes valued at $250,000 and related accrued interest valued at $27,500.

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Notes to the Consolidated Financial Statements
                                                                        June 30, 2009

1.           Summary of Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”).  The interim condensed consolidated financial statements for the three and six months ended June 30, 2009 and 2008, and the consolidated financial statements for the year ended December 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States.  The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated.  The Company’s fiscal year ends on December 31 each year.

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

Operating results for the three- and six-month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

-  4-

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Notes to the Consolidated Financial Statements
                                                                         June 30, 2009

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

Principles of Consolidation

The interim condensed consolidated financial statements include the accounts of IPL Group and its wholly-owned subsidiaries (collectively the “Company”).  The Company’s subsidiaries include H&H Glass and Effective Health, Inc.  Intercompany accounts and transactions have been eliminated upon consolidation.  The consolidated balance sheets as of June 30, 2009, and December 31, 2008, contain the balances of H&H Glass, IPL Group and its other subsidiaries as of those dates.  The consolidated statements of operations for the three and six-month periods ending June 30 2009 and 2008, contain the consolidated results of operations of H&H Glass and of IPL Group and its other subsidiaries.

Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements.  Significant estimates include an allowance for doubtful accounts and the valuation of available-for-sale securities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents include amounts invested in a money market account with a financial institution.  Cash equivalents are carried at cost, which approximates market.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Notes to the Consolidated Financial Statements
                                                                         June 30, 2009

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

Concentration of Credit Risk

The Company, at times, maintains cash balances in excess of the federally insured limit of $250,000 and $100,000 per institution in 2009 and 2008, respectively.  In December 2008, the Company’s bank entered into the FDIC Temporary Liquidity Guarantee Program, which eliminated the ceiling on federally insured deposits.  The Company had no uninsured balance as of June 30, 2009, or December 31, 2008.

The Company maintains balances in a Money Market Fund that is not federally insured.  Balances in this fund were $520,494 and $189,822 at June 30, 2009, and December 31, 2008, respectively.

The Company had an unsecured available-for-sale investment with a fair value of $152,405 and $128,553 at June 30, 2009, and December 31, 2008, respectively.

Accounts receivable are typically unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.  As of June 30, 2009, 70.1% of H&H Glass’s Accounts Receivable were attributable to two customers.  As of December 31, 2008, 79.7% of H&H Glass’s Accounts Receivable were attributable to three customers.  At June 30, 2009 and December 31, 2008, H&H Glass had no reserves for doubtful accounts, as the Company believes that all of its accounts receivable are fully collectible.

H&H Glass purchased 100% of its glass from one vendor in the three- and six-month periods ending June 30, 2009 and 2008.  During the three-month period ending June 30, 2009 and 2008, H&H Glass purchased $3,204,644 and $3,233,414 of products from this vendor, respectively.  During the six-month period ending June 30, 2009 and 2008, H&H Glass purchased $5,119,808 and $6,271,770 of products from this vendor, respectively.  This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass has begun to seek and use additional suppliers.

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

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Notes to the Consolidated Financial Statements
                                                                        June 30, 2009

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

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Notes to the Consolidated Financial Statements
                                                                        June 30, 2009

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

FAS-123R requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards.  The scope of FAS-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company did not have any unvested employee stock options or warrants outstanding at June 30, 2009, or December 31, 2008.

-  8-

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Notes to the Consolidated Financial Statements
                                                                         June 30, 2009

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

-  9-

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Notes to the Consolidated Financial Statements
                                                                        June 30, 2009

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

-  10-

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Notes to the Consolidated Financial Statements
                                                                        June 30, 2009

2.           Preferred Stock Transactions (continued)

These shares were issued in June 2008, but the Company has deemed these shares to have been issued concurrent with the merger.  The Company recorded 882,230 shares at $0.0001 par value to retire debt and interest totaling $2,646,692.  Preferred shares are convertible into common shares on a 1:1 ratio at a fixed rate of $3 per share.  Preferred shares have no voting rights, have no redemption rights and earn no dividends.  Holders of Series A Convertible Preferred Stock are not permitted to convert their stock into common shares until the Company’s market capital reaches $15,000,000.  Holders of the Series A Convertible Preferred Stock can convert their stock into common shares at the fixed price of $3.00 per share at any time that the Company's market capital is $15,000,000 or greater.  Upon dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of the then outstanding shares of Series A Convertible Preferred Stock shall be entitled to receive out of the assets of the Company the sum of $0.0001 per share (the “Liquidation Rate”) before any payment or distribution shall be made on any other class of capital stock of the Company ranking junior to the Series A Convertible Preferred Stock.

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

3.           Common Stock Transactions

Common stock transactions during the six months ending June 30, 2009:

None.

Common stock transactions during the six months ending June 30, 2008:

None.

-  11-

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Notes to the Consolidated Financial Statements
                                                                         June 30, 2009

4.           Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $52,500 and $50,001 for the three-month periods ended June 30, 2009 and 2008, respectively and $145,000 and $140,002 for the six-month periods ended June 30, 2009 and 2008, respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $13,375 and $12,600 for the three-month periods ended June 30, 2009 and 2008, respectively and $26,750 and $25,200 for the six-month periods ended June 30, 2009 and 2008, respectively.

Steven Westlund

For the three-month periods ending June 30, 2008 and 2009, Mr. Westlund, the Company’s Chief Executive Officer and acting Chief Financial Officer, was paid $1,500 and $1,500 respectively in cash for Director fees.

For the six- month periods ending June 30, 2008 and 2009, Mr. Westlund, the Company’s Chief Executive Officer and acting Chief Financial Officer, was paid $3,000 and $3,000 respectively in cash for Director fees.

William Gresher

For the three-month periods ending June 30, 2008 and 2009, Mr. Gresher, a member of the Board of Directors, was paid $1,500 and $1,500 respectively in cash for Director fees.

For the six - month periods ending June 30, 2008 and 2009, Mr. Gresher, a member of the Board of Directors, was paid $3,000 and $3,000 respectively in cash for Director fees.

5.           Property and Equipment

H&H Glass’s property and equipment at June 30, 2009 and December 31, 2008, consisted of the following:

	2009	2008
Furniture and fixtures	$14,552	$14,552
Computers and equipment	23,452	23,452
	38,004	38,004
Less accumulated depreciation	(33,146)	(30,963)
Total	$4,858	$7,041

H&H Glass recorded depreciation expense for the six-month period ending June 30, 2009 and 2008, of $2,183 and $2,678 respectively.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Notes to the Consolidated Financial Statements
                                                                         June 30, 2009

6.           Commitments and Contingencies

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space for its headquarters.  The lease began on January 1, 2005, and expired on August 31, 2008.  It was renewed on September 1, 2008, and expires on August 31, 2013.  As of December 31, 2008, total monthly base rent is $8,265.  As of June 30, 2009, total monthly base rent is $8,265.  The Landlord provided H&H a tenant improvement allowance equal to $45,458 to be allocated equally over the first eleven months of the lease ($4,133 per month).  Future minimum payments on this lease for fiscal years following June 30, 2009, are:

Year ended December 31,
2009	$50,747
2010	103,849
2011	107,483
Thereafter	187,119

$449,198

H&H Glass recorded rent expense of $12,398 and $20,536 for the three months ending June 30, 2009 and 2008, respectively, and $24,323 and $40,739 for the six months ending June 30, 2009 and 2008, respectively.

Litigation

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations.  The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

7.           Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period.  The Company’s Convertible Preferred Shares constituted potentially dilutive securities.  However, the net loss for the six months ended at June 30, 2009, would have made these securities anti-dilutive.  Therefore, basic and fully diluted loss per share for the six months ended at June 30, 2009, are the same.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Notes to the Consolidated Financial Statements
                                                                         June 30, 2009

7.           Earnings per Share (continued)

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended June 30,
	2009	2008
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to common stockholders	$52,093	$45,109

Weighted average common shares outstanding	4,504,214	4,504,214
Basic earnings per share of common stock	$0.01	$0.01

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to common stockholders	$52,093	$45,109

Weighted average common shares outstanding	4,504,214	4,504,214
Effect of dilutive securities:
Options	-	-
Convertible preferred stock	974,730	974,730
Weighted average common shares outstanding after effect of dilutive securities	5,478,944	5,478,944

Diluted earnings per share of common stock	$0.01	$0.01

	For the Six Months Ended June,
	2009	2008
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to common stockholders	$(43,704)	$114,600

Weighted average common shares outstanding	4,504,214	4,504,214

Basic earnings/(loss) per share of common stock	$(0.01)	$0.03

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to common stockholders	$(43,704)	$114,600

Weighted average common shares outstanding	4,504,214	4,504,214
Effect of dilutive securities:
Options	-	-
Convertible preferred stock	-	974,730
Weighted average common shares outstanding after effect of dilutive securities	4,504,214	5,478,944

Diluted earnings/(loss) per share of common stock	$(0.01)	$0.02

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

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Notes to the Consolidated Financial Statements
                                                                         June 30, 2009

 The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses approximated fair value as of June 30, 2009, and December 31, 2008, because of the relative short-term nature of these instruments.  The fair value of the Company’s available-for-sale securities was $152,405 at June 30, 2009, and these securities are classified as Level 3.

9.           Subsequent Events

In March 2009, International Packaging and Logistics Group, Inc. (“IPL Group Inc.”) (Buyer), acquired a majority interest in EZ LINK Corporation (“EZ LINK”) (Seller) which is a logistics company headquartered in Taiwan.  EZ Link was established in July 2003 under the Company Law of Republic of China.  EZ LINK is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.  In fiscal year 2007, EZ LINK had audited net revenues of approximately $6.6 million with fiscal year 2008 net revenues expected to be approximately $8.0 million.  EZ LINK will be operated as a majority owned subsidiary of IPL Group Inc.  The Company has received approval from the PRC Taiwan and as a result, the actual acquisition date was July 1, 2009.

The capital stock of the EZ LINK consists of 1,350,000 authorized shares of common stock, NT$10 par value (Taiwan dollar), of which 1,350,000 shares are currently issued and outstanding and held by Seller (“Shares”).  Upon the terms and conditions set forth below, Seller desires to assign fifty-one percent (51%) of EZ LINK shares, or 688,500 shares in the aggregate, to Buyer, such that, following such transaction, EZ LINK will be a majority owned subsidiary of Buyer.  The parties agree that 51% ownership of the issued and outstanding shares of EZ LINK has a present estimated market value of approximately $1,600,000 (the “Purchase Price”).

(a)
One half of the Purchase Price amount ($800,000) shall be paid in common shares of IPL Group, Inc. as of the closing date based on a per share value of $1.75, or 457,143 shares.  Such shares shall bear the appropriate restrictions.  These shares are being held in escrow for the July 1, 2009 closing.

(b)
One half of the Purchase Price amount ($800,000) shall be paid in Series B Convertible preferred shares which will be convertible into shares of IPL Group, Inc. common shares on a one for one basis.  The preferred shares shall be valued at $2.00 per share, and will be exercisable pursuant to the terms and conditions specified in the purchase agreement.  These shares are being held in escrow for the July 1, 2009 closing.

International Packaging and Logistics Group, Inc.
and Subsidiaries
June 30, 2009

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

H&H Glass is a glass importer that supplies custom products such as perfume bottles and food condiment bottles, plus provides complementary services such as product design and the making of product molds.  H&H Glass acquires its products from 3 to 5 suppliers in China and Taiwan and sells its products through several distributors in the United States and Canada who service small- to medium-sized customers.    H&H imports in excess of 1,000 containers of glass a year.  Depending on the size of the product a container can contain anywhere from 3,000 to 300,000 pieces.

Concerning the acquisition of EZ Link Corporation, the Company has received approval from the PRC Taiwan and as a result, the actual acquisition date was July 1, 2009.

International Packaging and Logistics Group, Inc.
and Subsidiaries
June 30, 2009

Plan of Operation

Our general operating plan is as follows:

Short Term

• Continue growing revenue and profits through the existing business;

• Meet the challenge of the declining world economy while maintaining revenue and profitability - our goal will be to  focus closely on product mix, improve our gross margin and develop new projects with existing clients;

• Expand the supply network for our products;
• Expand our current business model to include other areas that fall within our distribution expertise such as packaging that uses plastic and acrylic material.

• Due to the turndown of the economy the business environment was very tough in 2008 and continued through the second quarter of 2009.  As a result IPLO had to increase its aggressiveness in 2009 to achieve upward opportunities in helping customers achieve savings by offering cost reductions in product and transportation costs through its just –in-time inventory delivery program.

Long Term

• Expand our service into other areas such as Europe and Australia through the same supplier channel. Our existing business model copies to other markets naturally.

Results of Operations

Three and six months ending June 30, 2009 and 2008

Revenue:

For the three months ending June 30, 2009 and 2008, revenues were approximately $4,097,624 and $4,417,318 respectively, for a decrease of $319,694 (7.2%) over the same period in 2008.  The decrease in revenue during the second quarter is a mainly due to the slowdown in the worldwide economy, however, we are starting to regain our run-rate and should be back on track for the third quarter.    Our revenues for the six months ending June 30, 2009 and 2008 were $6,603,869 and $8,803,724 respectively, for a decrease of $2,199,855 (25.0%) over the same period in 2008.  The year-to-date decrease in revenue is a mainly due to two factors, the first being the slowdown in the worldwide economy and second, most of our customers placed large inventory orders in the final quarter of 2008 which resulted in fewer orders in the quarter ending of March 31, 2009 which affects the revenue for the six-month period ended June 30, 2009.

Concerning the decrease in revenue, Third quarter results will still be somewhat depressed compared to prior year, however, initial figures show that we are closing the gap.  In addition, we have signed up a  project which over the next six months also is expected to bring in an additional $1.2 million in revenue.

International Packaging and Logistics Group, Inc.
and Subsidiaries
June 30, 2009

Cost of Goods Sold:

Cost of goods sold for the three months ending June 30, 2009 and 2008 were $3,798,801 and $4,045,294 respectively, for a decrease of $246,493 (6.1%) over the same period in 2008. This decrease is a direct result of the decrease in sales. Cost of goods sold for the six months ending June 30, 2009 and 2008 were $6,190,357 and $7,968,226 respectively, for a decrease of $1,777,869 (22.3%) over the same period in 2008   This year to date decrease is mainly a result of a decrease in sales, the components being: 1) a decrease in cost of glass $1,260,662 (20.1%) from prior year’s cost, 2) decrease in ocean freight of $375,842 (32.1%), and 3) a decrease in other cost of goods sold items of $141,365 (26.9%).

Gross Profit:

Gross profit was $298,823 and $372,024 for the three months ending June 30, 2009 and 2008, a decrease of $73,201 (19.7%) over the same period in 2008.   The gross profit margin as a percent of sales for the three months ending June 30, 2009 and 2008 was 7.2% and 8.4 % respectively for a decrease of 1.2%.  Gross profit for the six months ending June 30, 2009 and 2008 were $413,512 and $835,498 respectively for a decrease of $421,986 (50.1%).  The gross profit margin as a percent of sales for the six months ending June 30, 2009 and 2008 was 6.3% and 9.5 % respectively, for a decrease of 3.2%.  The decrease in gross profit percentage was mainly attributable the worldwide economic downturn.  Gross margins will continue to be depressed in 2009 due to the pushing of lower margin products in order to generate revenue combined with pricing pressures on products as a result of competition in this depressed economy.  Our strategy is to maintain market share and as the economy recovers so will the product margins.

Operating Expenses:

Operating expenses for the three and six month period ended June 30, 2009 were $220,039 and $504,277 respectively for a decrease of $65,702 (23.0%) and $118,924 (19.1%) respectively, from the same period prior year.  The $65,702 and $118,924 decrease in operating expenses were mostly attributable to the following:

Three months ending:	6/30/2008	6/30/2009	$ VAR	% VAR
Salaries & Related Expense	$101,988	$105,147	$3,159	3.1%	Increase in Salaries
Rent	20,536	12,395	-8,141	-39.6%	New lease offset by negotiated rated credits
Insurance Expense	20,683	27,121	6,438	31.1%	Insurance premiums increased in 2009
Accounting	54,071	16,508	-37,563	-69.5%	2007 audit fees paid in 2008
Travel Expense	57,865	34,688	-23,177	-40.1%	Less travel in 2009
All others	30,598	24,180	-6,418	-21.0%	Miscellaneous items

Total Expenses	$285,741	$220,039	-$65,702	-23.0%

International Packaging and Logistics Group, Inc.
and Subsidiaries
June 30, 2009

Six months ending:	6/30/2008	6/30/2009	$ VAR	% VAR
Salaries & Related Expense	$250,487	$267,034	$16,547	6.6%	Increase in Salary plus 2008 bonus paid in 2009
Rent	40,739	24,323	-16,416	-40.3%	New lease offset by negotiated rated credits
Professional Service Expense	19,570	1,201	-18,369	-93.9%	EITF 19 consulting fees, tax prep and footnote fees
Accounting	64,071	31,308	-32,763	-51.1%	2007 audit fees paid in 2008
Legal	9,000	18,000	9,000	100.0%	Legal fees started 2nd Qtr 2008
Travel Expense	130,721	72,807	-57,914	-44.3%	Less travel in 2009
Outside Services	20,234	8,455	-11,779	-58.2%	2008 - Proxy and public filing costs
All others	88,379	81,149	-7,230	-8.2%	Miscellaneous items
Total Expenses	$623,201	$504,277	-$118,924	-19.1%

Other Income (Expenses):

Interest income for the three and six months ended June 30, 2009 and 2008 was $145 and $696 respectively for a decrease of $1,821 (92.7%) and $5,333 (88.5%) respectively from the same period prior year as a result of a smaller sum of money being left in the bank to earn interest.

Interest expense for the three and six months ended June 30, 2009 and 2008 was $0 for a decrease of $5,833 (100.0%) and $10,833 (100.0%) respectively from the same period prior year representing the interest on two promissory notes issued in February 2007 that totaled $250,000 in the aggregate.  There was no equivalent expense in the current year.

Other income for the three and six month period ended June 30, 2009 was $0 for a decrease of $26,000 (100.0%) and $26,000 (100.0%) respectively from the same period prior year.  The income is a result of forgiveness of debt from a consultant.  There was no equivalent income item in the current year.

Federal Income Tax

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities

International Packaging and Logistics Group, Inc.
and Subsidiaries
June 30, 2009

Liquidity and Capital Resources

Cash flow generated in operations for the six months ending June 30, 2009 amounted to $344,442, which mainly consisted of the following: 1) decrease in account receivable of $2,039,338 – mainly due to the decrease in sales, 2) decrease in income tax refund receivable of $25,091,  3) depreciation expense of  $2,183, and 4) decrease in deposits of $6,495 offset by; 1) the net loss for the six month period ending June 30, 2009 of $59,446, 2) increase in prepaid taxes of $154,740, 3) decrease in income taxes payable of $93,260, 4) increase in deferred tax assets of $30,623 and 5) a decrease in accounts payable of $1,390,596 due to the decrease in sales resulting in less inventory purchases.

On June 30, 2009 the Company had total assets of $3,374,836 compared to $4,902,396 on December 31, 2008, a decrease of $1,527,560 or 31.2%.  The Company had total stockholder’s equity of $1,467,204 on June 30, 2009, compared to a stockholder’s equity of $1,510,908 on December 31, 2008, a decrease of $43,704 (2.9%).  As of June 30, 2009 the Company's working capital position decreased by $57,539 (4.4%) from working capital of $1,320,230 at December 31, 2008 to working capital of $1,262,691 at March 31, 2009.

Capital Resources

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations.

Subsequent Events:

In March 2009, International Packaging and Logistics Group, Inc. (“IPL Group Inc.”) (Buyer), acquired a majority interest in EZ LINK Corporation (“EZ LINK”) (Seller) which is a logistics company headquartered in Taiwan.  EZ Link was established in July 2003 under the Company Law of Republic of China.  EZ LINK is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.  In fiscal year 2007, EZ LINK had audited net revenues of approximately $6.6 million with fiscal year 2008 net revenues expected to be approximately $8.0 million.  EZ LINK will be operated as a majority owned subsidiary of IPL Group Inc.  The Company has received approval from the PRC Taiwan and as a result, the actual acquisition date was July 1, 2009.

The capital stock of the EZ LINK consists of 1,350,000 authorized shares of common stock, NT$10 par value (Taiwan dollar), of which 1,350,000 shares are currently issued and outstanding and held by Seller (“Shares”).  Upon the terms and conditions set forth below, Seller desires to assign fifty-one percent (51%) of EZ LINK shares, or 688,500 shares in the aggregate, to Buyer, such that, following such transaction, EZ LINK will be a majority owned subsidiary of Buyer.  The parties agree that 51% ownership of the issued and outstanding shares of EZ LINK has a present estimated market value of approximately $1,600,000 (the “Purchase Price”).

(c)
One half of the Purchase Price amount ($800,000) shall be paid in common shares of IPL Group, Inc. as of the closing date based on a per share value of $1.75, or 457,143 shares.  Such shares shall bear the appropriate restrictions.  These shares are being held in escrow for the July 1, 2009 closing.

(d)
One half of the Purchase Price amount ($800,000) shall be paid in Series B Convertible preferred shares which will be convertible into shares of IPL Group, Inc. common shares on a one for one basis.  The preferred shares shall be valued at US$2.00 per share, and will be exercisable pursuant to the terms and conditions specified in the purchase agreement.  These shares and are being held in escrow for the July 1, 2009 closing.

International Packaging and Logistics Group, Inc.
and Subsidiaries
June 30, 2009

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2009, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2009.

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

None

ITEM 3.                  Defaults Upon Senior Securities

None

ITEM 4.                  Submission of Matters of a Vote to Security Holders

None

ITEM 5.                  Other Information

None

International Packaging and Logistics Group, Inc.
and Subsidiaries
June 30, 2009

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

International Packaging and Logistics Group, Inc.
(Registrant)

Dated:  August 7, 2009                                                                           By: /s/ Steven  R.Westlund
           Steven Westlund
                                 Chief Executive Officer
        Principal Financial Officer and Director

By: /s/ Allen Lin_________
            Allen Lin, Director
                                  President H&H Glass

By: /s/ William Gresher_________
            William Gresher, Director