Form 10-Q
period 2009-09-29
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2009-11-13
CIK 822997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009 or

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
☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of September 30, 2009 was 4,504,214

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
As of September 30, 2009, and December 31, 2008

	September 30, 2009	December 31, 2008
Current Assets	(unaudited )	(audited)
Cash	$27,584	$64,967
Short-term investments	179,112	128,553
Accounts receivable (net of reserve for doubtful
accounts of $0 and $0, respectively)	2,712,862	4,493,107
Income tax refund receivable	-	25,091
Prepaid taxes	162,838	-

Total Current Assets	3,082,396	4,711,718

Property, plant and equipment (net of accumulated
depreciation of $33,146 and $32,096, respectively)	4,858	7,041

Other Assets
Deposits	10,433	16,928
Deferred tax assets	179,997	166,709

Total Other Assets	190,430	183,637

Total Assets	$3,277,684	$4,902,396

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$1,567,193	$3,022,783
Income taxes payable	-	93,260
Related party advances	38,400	38,400
Accrued liabilities - Kaire Holdings	237,045	237,045

Total Current Liabilities	1,842,638	3,391,488

Stockholders’ Equity
Convertible preferred stock: $0.0001 par value, 50,000,000 shares
authorized, 974,730 issued and outstanding	98	98
Common stock: $0.001 par value, 900,000,000 shares authorized,
4,504,214 issued and outstanding	4,504	4,504
Additional paid-in capital	1,346,231	1,346,231
Accumulated other comprehensive income/(loss)	24,651	(8,718)
Retained earnings	59,562	168,793

Total Stockholders’ Equity	1,435,046	1,510,908

Total Liabilities and Stockholders’ Equity	$3,277,684	$4,902,396

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$4,702,489	$4,693,575	$11,306,358	$13,497,299
Cost of Goods Sold	(4,479,756)	(4,244,704)	(10,670,113)	(12,212,930)

Gross Profit	222,733	448,871	636,245	1,284,369

Operating Expenses
Administrative expenses	141,975	110,333	354,895	442,308
Rent	25,651	15,122	49,974	55,861
Salaries and wages	104,786	98,522	371,820	349,009

Total Operating Expenses	272,412	223,977	776,689	847,178

Income (Loss)from Operations	(49,679)	224,894	(140,444)	437,191

Other Income/(Expenses)
Interest income	39	3,413	735	9,442
Interest expense	-	-	-	(10,833)
Forgiveness of debt	-	-	-	26,000

Total Other Income/(Expenses)	39	3,413	735	24,609

Net Income/(Loss) before Income Taxes	(49,640)	228,307	(139,709)	461,800

Income tax benefit/(expense)	(145)	8,661	30,478	(110,232)

Net Income/(Loss) available to common stockholders	(49,785)	236,968	(109,231)	351,568

Comprehensive Income
Unrealized gain/(loss) on investments	17,627	(49,566)	33,369	(69,013)

Comprehensive Income/(Loss)	$(32,158)	$187,402	$(75,862)	$282,555

Earnings/(loss) per weighted average share of common stock - basic	$(0.01)	$0.05	$(0.02)	$0.08
Earnings/(loss) per weighted average share of common stock - diluted	$(0.01)	$0.04	$(0.02)	$0.06
Weighted average shares outstanding - basic	4,504,214	4,504,214	4,504,214	4,504,214
Weighted average shares outstanding - diluted	4,504,214	5,478,944	4,504,214	5,417,502

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income/(loss)	$(109,231)	$351,568
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation expense	2,183	3,811
Write off of accrued liabilities	-	(26,000)
Preferred shares issued for payment of interest	-	10,833
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,780,245	25,407
Decrease in inventory	-	3,618
Decrease (increase) in income tax refund receivable	25,091	(10,897)
(Increase) decrease in prepaid taxes	(162,838)	15,002
Decrease (increase) in deposits	6,495	(10,432)
Increase in deferred tax asset	(30,478)	-
(Decrease) increase in income taxes payable	(93,260)	203,197
Decrease in accounts payable and accrued expenses	(1,455,590)	(648,833)
Net cash used in operating activities	(37,383)	(82,726)

Cash flow from investing activities:
Net cash used in investing activities	-	-

Cash flow from financing activities:
Net cash provided by financing activities	-	-

Net decrease in cash and cash equivalents	(37,383)	(82,726)

Cash and cash equivalents at beginning of period	64,967	210,082

Cash and cash equivalents at end of period	$27,584	$127,356

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$-	$-
Taxes	$256,098	$3,712
Unrealized gain/(loss) on short-term investments, net of tax	$33,369	$(69,013)

During the nine months ended September 30, 2008, the Company entered into the following non-cash transactions:
•	Issued 92,500 shares of Series A Convertible Preferred Shares in lieu of payment of promissory notes valued at $250,000 and related accrued interest valued at $27,500.

See accompanying notes.

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2009

1.           Summary of Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”).  The interim condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008, and the consolidated financial statements for the year ended December 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States.  The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated.  The Company’s fiscal year ends on December 31.

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

Operating results for the three- and nine-month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2009

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

In March 2009, IPL Group acquired a majority interest in EZ LINK Corporation (“EZ LINK”), which is a logistics company headquartered in Taiwan.  The Company received approval from the People’s Republic of China (“PRC”) in late June 2009 and as a result, the actual acquisition date was scheduled to be completed on July 1, 2009.  However the acquisition was cancelled when the PRC also informed the EZ Link selling shareholders that they would be personally assessed a large tax on the gain from the sale of their share of EZ LINK.  The sellers withdrew, and the acquisition did not take place.

Principles of Consolidation

The interim condensed consolidated financial statements include the accounts of IPL Group and its wholly-owned subsidiaries (collectively the “Company”).  The Company’s subsidiaries include H&H Glass and Effective Health, Inc.  Intercompany accounts and transactions have been eliminated upon consolidation.  The condensed consolidated balance sheets as of September 30, 2009, and December 31, 2008, contain the balances of H&H Glass, IPL Group and its other subsidiaries as of those dates.  The condensed consolidated statements of operations for the three and nine-month periods ending September 30, 2009 and 2008, contain the consolidated results of operations of H&H Glass and of IPL Group and its other subsidiaries.

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

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2009

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

Concentration of Credit Risk

The Company, at times, maintains cash balances in excess of the federally insured limit of $250,000 per institution.  In December 2008, the Company’s bank entered into the FDIC Temporary Liquidity Guarantee Program, which eliminated the ceiling on federally insured deposits.  The Company had no uninsured balance as of September 30, 2009, or December 31, 2008.

The Company maintains balances in a money market fund that is not federally insured.  Balances in this fund were $108,190 and $189,822 at September 30, 2009, and December 31, 2008, respectively.

The Company had an unsecured available-for-sale investment with a fair value of $179,112 and $128,553 at September 30, 2009, and December 31, 2008, respectively.

Accounts receivable are typically unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.  As of September 30, 2009, 77.9% of H&H Glass’s Accounts Receivable were attributable to three customers.  As of December 31, 2008, 79.7% of H&H Glass’s Accounts Receivable were attributable to three customers.  At September 30, 2009, and December 31, 2008,  H&H Glass had no reserves for doubtful accounts, as the Company believed that all of its accounts receivable are fully collectible at that time.

H&H Glass purchased 100% of its glass from one vendor in the three- and nine-month periods ending September 30, 2009 and 2008.  During the three-month periods ending September 30, 2009 and 2008, H&H Glass purchased $3,972,239 and $3,658,754 of products from this vendor, respectively.  During the nine-month periods ending September 30, 2009 and 2008, H&H Glass purchased $9,239,337 and $10,250,674 of products from this vendor, respectively.  This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass has begun to seek and use additional suppliers.

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

Income Taxes

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (codified within ASC 272, 740, 805, 830, 942, 958 and 995), which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

Realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements.  Further, the recognition of tax benefits recorded in the financial statements must be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  SFAS No. 157, “Fair Value Measurements” (codified within ASC 820-10), requires certain disclosures regarding the fair value of financial instruments.  For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2009

1.           Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157, codified within ASC 820-10)), which is effective for fiscal years beginning after November 15, 2008, and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

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

Stock-Based Compensation

The Company has utilizes the fair-value-based method of accounting for its employee stock option plans.

The Company to applies a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards.  Share-based compensation arrangements, include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company did not have any unvested employee stock options or warrants outstanding at September 30, 2009, or December 31, 2008.

Comprehensive Income (Loss)

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

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2009

1.           Summary of Significant Accounting Policies (continued)

Long–Lived Assets

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

Recent Accounting Pronouncements

In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•
FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC Topic 820-10-65-4);

•	FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC Topic 825-10-65-1); and

•	FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65-1).

ASC Topic 820-10-65-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (ASC Topic 820), when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. ASC Topic 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted ASC Topic 820-10-65-4 as of March 30, 2009. As the new standard only clarified existing guidance, there was no material effect on the Company’s consolidated financial statements and notes.

ASC Topic 825-10-65-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (ASC Topic 825), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This new standard also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting” (ASC Topic 270), to require those disclosures in summarized financial information at interim reporting periods. The Company adopted ASC Topic 825-10-65-1 as of March 30, 2009.  The implementation of this standard did not have a material effect on the Company’s financial statements.

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2009

1.           Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

ASC Topic 320-10-65-1 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This new standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted ASC Topic 320-10-65-1 as of March 30, 2009.  The implementation of this standard did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). ASC Topic 855 establishes the criteria for subsequent events, including: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  The Company has evaluated all subsequent events through November 7, 2009, the date of this filing, and determined there are no material recognized or unrecognized subsequent events.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “Codification”) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards on July 1, 2009, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements and results of operations.

Effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity, the Codification will require more information about transfers of financial assets, including securitization transactions, and transactions where entities have continuing exposure to the risks related to transferred financial assets. The Codification eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures about an entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company does not expect the adoption of these Codification updates to have a material impact on its consolidated financial statements and results of operations.

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2009

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

Statement of Financial Accounting Standards No. 150: Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150,” codified within ASC 480-10) establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

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

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2009

3.           Common Stock Transactions

Common stock transactions during the nine months ending September 30, 2009:

None.

Common stock transactions during the nine months ending September 30, 2008:

None.

4.           Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $52,500 and $50,000 for the three-month periods ended September 30, 2009 and 2008, respectively and $197,500 and $150,000 for the nine-month periods ended September 30, 2009 and 2008, respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $13,375 and $12,600 for the three-month periods ended September 30, 2009 and 2008, respectively and $40,125 and $37,800 for the nine-month periods ended September 30, 2009 and 2008, respectively.

Steven Westlund

For the three-month periods ending September 30, 2009 and 2008, Mr. Westlund, the Company’s Chief Executive Officer and acting Chief Financial Officer, was paid $1,500 and $1,500 respectively in cash for Director fees.

For the nine-month periods ending September 30, 2009 and 2008, Mr. Westlund, the Company’s Chief Executive Officer and acting Chief Financial Officer, was paid $4,500 and $4,500 respectively in cash for Director fees.

William Gresher

For the three-month periods ending September 30, 2009 and 2008, Mr. Gresher, a member of the Board of Directors, was paid $1,500 and $1,500 respectively in cash for Director fees.

For the nine-month periods ending September 30, 2009 and 2008, Mr. Gresher, a member of the Board of Directors, was paid $4,500 and $4,500 respectively in cash for Director fees.

5.           Property and Equipment

H&H Glass’s property and equipment at September 30, 2009 and December 31, 2008, consisted of the following:

	2009	2008
Furniture and fixtures	$14,552	$14,552
Computers and equipment	23,452	23,452
	38,004	38,004
Less accumulated depreciation	(33,146)	(30,963)
Total	$4,858	$7,041

H&H Glass recorded depreciation expense for the three-month period ending September 30, 2009 and 2008, of $0 and $1,133, respectively and for the nine-month period ending September 30, 2009 and 2008, of $2,183 and 3,811 respectively.

6.           Commitments and Contingencies

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space for its headquarters.  The lease began on January 1, 2005, and expired on August 31, 2008.  It was renewed on September 1, 2008, and expires on August 31, 2013.  As of September 30, 2009, total monthly base rent is $8,265.  The Landlord provided H&H a tenant improvement allowance equal to $45,458 to be allocated equally over the first eleven months of the lease.  Future minimum payments on this lease for fiscal years following September 30, 2009, are:

Year ended December 31,
2009	$25,663
2010	103,849
2011	107,483
2012	111,245
2013	75,874

$424,114

H&H Glass recorded rent expense of $25,651 and $15,122 for the three months ending September 30, 2009 and 2008, respectively, and $49,974 and $55,861 for the nine months ending September 30, 2009 and 2008, respectively.

6.           Commitments and Contingencies (continued)

Litigation

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations.  The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

7.           Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period.  The Company’s Convertible Preferred Shares constituted potentially dilutive securities.  However, the net loss for the three and nine months ended September 30, 2009, would have made these securities anti-dilutive.  Therefore, basic and fully diluted loss per share for the three and nine months ended September 30, 2009, are the same.

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended September 30,
	2009	2008
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to common stockholders	$(49,785)	$236,968

Weighted average common shares outstanding	4,504,214	4,504,214

Basic earnings/(loss) per share of common stock	$(0.01)	$0.05

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to common stockholders	$(49,785)	$236,968

Weighted average common shares outstanding	4,504,214	4,504,214
Effect of dilutive securities:
Convertible preferred stock	-	974,730
Weighted average common shares outstanding after effect of dilutive securities	4,504,214	5,478,944

Diluted earnings/(loss) per share of common stock	$(0.01)	$0.04

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2009

7.           Earnings per Share (continued)

	For the Nine Months Ended September, 30
	2009	2008
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to common stockholders	$(109,231)	$351,568

Weighted average common shares outstanding	4,504,214	4,504,214

Basic earnings/(loss) per share of common stock	$(0.02)	$0.08

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to common stockholders	$(109,231)	$351,568

Weighted average common shares outstanding	4,504,214	4,504,214
Effect of dilutive securities:
Convertible preferred stock	-	913,288
Weighted average common shares outstanding after effect of dilutive securities	4,504,214	5,417,502

Diluted earnings/(loss) per share of common stock	$(0.02)	$0.06

8.           Fair Value Measurements

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1.  The total amount of the Company’s investment classified as Level 3 is $179,112.

In January 2009, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (codified within ASC 470-20, 825-10 and 954-825).  SFAS No. 159 permits the Company to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value on an instrument-by-instrument basis.  If the Company elects the fair value option, it would be required to recognize subsequent changes in fair value in the Company’s earnings.  This standard also establishes presentation and disclosure requirements designed to improve comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  While SFAS No. 159 became effective for the Company in 2009, the Company did not elect the fair value measurement option for any of its existing assets and liabilities and accordingly SFAS No. 159 did not have any impact on the Company’s consolidated financial statements.  The Company could elect this option for new or substantially modified assets and liabilities in the future.

Fair value of financial instruments:  The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses approximated fair value as of September 30, 2009, and December 31, 2008, because of the relative short-term nature of these instruments.  The fair value of the Company’s available-for-sale securities was $179,112 at September 30, 2009, and these securities are classified as Level 3.

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

The acquisition of EZ Link Corporation has been cancelled.  The Company was waiting for the People’s Republic of China (“PRC”) approval in order to confirm the acquisition.  The Company received the approval from the PRC Taiwan however, the acquisition was cancelled when the EZ Link selling shareholders were informed by the PRC Taiwan that they would be personally assessed a large tax on the gain from the sale of their share of EZ Link if it was consummated.

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

• Due to the turndown of the economy the business environment was very tough in 2008 and continued through the third quarter of 2009.  As a result IPLO has had to be more aggressive in 2009 to achieve upward opportunities in helping customers achieve savings by offering cost reductions in product and transportation costs through its just –in-time inventory delivery program.

Long Term

• Expand our service into other areas such as Europe and Australia through the same supplier channel. Our existing business model copies to other markets naturally.

Results of Operations

Three and nine months ending September 30, 2009 and 2008

Revenue:

For the three months ending September 30, 2009 and 2008, revenues were $4,702,489 and $4,693,575 respectively, for an increase of $8,914 (0.2%) over the same period in 2008.  The increase in revenue during the third quarter is a mainly due the recovery of our worldwide run-rate.  Our fourth quarter should be comparable to last prior year’s fourth quarter as well.  Our revenues for the nine months ending September 30, 2009 and 2008 were $11,306,358 and $13,497,299 respectively, for a decrease of $2,190,941 (16.2%) over the same period in 2008.  The year-to-date decrease in revenue is a mainly due to two factors, the first being the slowdown in the worldwide economy and second, most of our customers placed large inventory orders in the final quarter of 2008 which resulted in fewer orders in the quarters ending March 31, 2009 and June 30, 2009.  As mentioned above the run rate was back on track for the third quarter and it is anticipated that the fourth quarter will be on track with prior year as well.

Cost of Goods Sold:

Cost of goods sold for the three months ending September 30, 2009 and 2008 were $4,479,756 and $4,244,704 respectively, for an increase of $235,052 (5.5%) over the same period in 2008. This increase is a direct result of the increase in sales. Cost of goods sold for the nine months ending September 30, 2009 and 2008 were $10,670,113 and $12,212,930 respectively, for a decrease of $1,542,817 (12.6%) over the same period in 2008   This year to date decrease is mainly a result of a decrease in sales, the components being: 1) a decrease in cost of glass $1,011,337 (9.9%) from prior year’s cost, 2) decrease in ocean freight of $435,402 (26.4%), and 3) a decrease in other cost of goods sold items of $96,078 (30.6%).

Gross Profit:

Gross profit was $222,733 and $448,871for the three months ending September 30, 2009 and 2008, a decrease of $226,138 (50.4%) over the same period in 2008.  The gross profit margin as a percent of sales for the three months ending September 30, 2009 and 2008 was 4.7% and 8.9 % respectively for a decrease of 4.8%. Gross profit for the nine months ending September 30, 2009 and 2008 were $636,245 and $1,284,369respectively for a decrease of $648,124 (50.5%).  The gross profit margin as a percent of sales for the nine months ending September 30, 2009 and 2008 was 5.6% and 9.5 % respectively, for a decrease of 3.9%.  The decrease in gross profit percentage was mainly attributable the worldwide economic downturn. Gross margins will continue to be depressed in 2009 due to the pushing of lower margin products in order to generate revenue combined with pricing pressures on products as a result of competition in this depressed economy.  Our strategy is to maintain market share and as the economy recovers so will the product margins.

Operating Expenses:

Operating expenses for the three and nine month period ended September 30, 2009 were $272,412 and $776,689 respectively for an increase of $48,435 (21.6%)  for the three month period and a decrease of $70,489 (8.3%) for the nine month period from the same period prior year.  The $48,435 increase and the $70,489 decrease in operating expenses were mostly attributable to the following:

Three months ending:	9/30/2008	9/30/2009	$ VAR	% VAR
Salaries & Related Expense	$98,522	$104,786	$6,264	6.4%	Increase in Salary plus 2008 bonus paid in 2009
Rent	15,122	25,651	10,529	69.6%	New lease
Bad Debt Allowance	0	44,786	44,786	100.0%	Rejected product - trying to resell
Travel Expense	57,860	86,656	28,796	49.8%	More travel in 3rd quarter 2009
All others	52,473	55,319	2,846	5.4%	Miscellaneous items

Total Expenses	$223,977	$317,198	$93,221	41.6%

Nine months ending:	9/30/2008	9/30/2009	$ VAR	% VAR
Salaries & Related Expense	$349,009	$371,820	$22,811	6.5%	Increase in Salary plus 2008 bonus paid in 2009
Rent	55,861	49,974	-5,887	-10.5%	New lease offset by negotiated rated credits
Bad Debt Allowance	0	44,786	44,786	100.0%	Rejected product - trying to resell
Professional Service Expense	20,295	1,255	-19,040	-93.8%	EITF 19 consulting fees, tax prep and footnote fees
Accounting	84,811	56,508	-28,303	-33.4%	2007 audit fees paid in 2008
Legal	18,000	27,000	9,000	50.0%	Legal fees started 2nd Qtr 2008
Travel Expense	188,581	159,464	-29,117	-15.4%	Less travel in 2009
Outside Services	21,109	8,455	-12,654	-59.9%	2008 - Proxy and public filing costs
All others	109,512	102,213	-7,299	-6.7%	Miscellaneous items
Total Expenses	$847,178	$821,475	-$25,703	-3.0%

Other Income (Expenses):

Interest income for the three and nine months ended September 30, 2009 was $39 and $735 respectively for a decrease of $3,374 (98.9%) and $8,707 (92.2%) respectively from the same period prior year as a result of a smaller sum of money being left in the bank to earn interest.

Interest expense for the three and nine months ended September 30, 2009 $0 and $0 respectively for a decrease of $0 (0.0%) and $10,833 (100.0%) respectively from the same period prior year representing the interest on two promissory notes issued in February 2007 that totaled $250,000 in the aggregate.  There was no equivalent expense in the current year.

Other income for the three and nine months ended September 30, 2009 was $0 and $0 respectively for a decrease of $0 (0.0%) and $26,000 (100.0%) respectively from the same period prior year.  The income is a result of forgiveness of debt from a consultant.  There was no equivalent income item in the current year.

Federal Income Tax

The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities

Liquidity and Capital Resources

Cash flow used in operations for the nine months ending September 30, 2009 amounted to $37,383which mainly consisted the following: 1) the net loss for the nine month period ending September 30, 2009 of $109,23, 2)1 increase in prepaid taxes of $162,838, 3) decrease in income taxes payable of $93,260, 4) increase in deferred tax assets of $30,478 and 5) a decrease in accounts payable of $1,455,590 due to the decrease in sales resulting in less inventory purchases, offset by 1) decrease in account receivable or $1,780,245 – mainly due to the decrease in sales, 2) decrease in income tax refund receivable of $25,091,  3) depreciation expense of  $2,183, and 4) decrease in deposits of $6,495.

On September 30, 2009 the Company had total assets of $3,277,684 compared to $4,902,396 on December 31, 2008, a decrease of $1,624,712 or 33.1%.  The Company had total stockholder’s equity of $1,435,046 on September 30, 2009, compared to a stockholder’s equity of $1,510,908 on December 31, 2008, a decrease of $75,862 (5.0%).  As of September 30, 2009 the Company's working capital position decreased by $80,472 (6.1%) from working capital of $1,320,230 at December 31, 2008 to working capital of $1,239,758 at September 30, 2009.

Capital Resources

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and from existing working capital.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2009, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2009.

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
(Registrant)

Dated:  November 12, 2009                       By: /s/ Steven  R.Westlund
      Steven Westlund
                                      Chief Executive Officer
  Principal Financial Officer and Director

By: /s/ Allen Lin_________
      Allen Lin, Director
                                      President H&H Glass

By: /s/ William Gresher_________
      William Gresher, Director