Form 10-K
period 2009-12-31
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2010-04-14
CIK 822997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2009
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

 (949) 861-3560
____________________________________________________________________________________________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [x] Yes       [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.               [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [ ]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer 	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                           [ ] Yes           [x] No

As of December 31, 2009 (the last business day of the registrant’s  year -end), the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc.) was approximately $47,929.  Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 4,504,214 shares of the registrant’s common stock outstanding as of December 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s report on Form 8-K dated March 11, 2009: Item 2.01
The Company’s report on Form 8-K dated January 25, 2010: Item 2.01

-2  -

PART I

ITEM 1. Description of Business

Business

Present Business

On July 2, 2007, International Packaging and Logistics Group, Inc. (“IPL Group” or “the Company”) through its wholly-owned subsidiary, YesRx.com (“YesRx”) acquired all the outstanding shares of H&H Glass, Inc. (“H&H Glass” or “H&H”), in exchange for 3,915,000 post-split shares of its common stock in a reverse triangular merger (the “Merger”).  H&H Glass is a glass importer that supplies custom products such as perfume bottles and food condiment bottles, plus provides complementary services such as container design and mold making.  H&H Glass imports glass containers from Asia and distributes to North America.  H&H Glass acquires its products mainly from 3 to 5 suppliers in China and Taiwan and sells its products through several distributors in the United States and Canada who service small to medium sized customers.  H&H imports in excess of 1,000 shipping containers of glass a year.  Depending on the size of the product, a container can contain anywhere from 3,000 to 300,000 pieces.

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

As a result of the Merger, there was a change in control of IPL Group.  In accordance with SFAS No. 141 (ASC Topic 805), H&H Glass was defined as the accounting acquirer.  While the transaction is accounted for using the purchase method of accounting, in substance the transaction results in a reverse merger with a recapitalization of IPL Group’s capital structure.

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

ITEM 2.  Description of Property

International Packaging and Logistics Group, Inc.’s corporate headquarters are located in the H&H Glass’s offices located at 7700 Irvine Center Drive, Suite 870, Irvine California, 92618.   H&H Glass’s lease is approximately 2,900 Square Feet.  The lease was renewed on September 1, 2008 and expires on 8/31/13.  The monthly base rate per square foot is currently $2.94.

ITEM 3.  Legal Proceedings

None

ITEM 4.                      (Removed and Reserved)

-  4-

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

	High	Low
Year ended December 31, 2008
First quarter	$ 6.00	$ 2.00
Second quarter	$ 5.40	$ 1.50
Third quarter	$ 2.00	$ 0.55
Fourth quarter	$ 1.75	$ 0.07
Year ended December 31, 2009
First quarter	$ 3.00	$ 0.10
Second quarter	$ 2.88	$ 0.01
Third quarter	$ 1.12	$ 0.10
Fourth quarter	$ 0.12	$ 0.11

As of December 31, 2009, there were approximately 822 registered shareholders of IPLO’s Common Stock with 4,504,214 shares issues and outstanding.

Dividends

To date, the Company has not declared or paid dividends on its Preferred or Common Stock.

Transfer Agent and Registrar

IPLO’s transfer agent is Jersey Transfer and Trust Company, 201 Bloomfield Avenue, Verona, NJ 07044.

Securities authorized for issuance under equity compensation plans.

N/A

Recent Sales of Unregistered Securities

N/A

ITEM 6.                      Selected Financial Data

N/A

-  5-

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

H&H Glass is a glass importer that supplies custom products such as perfume bottles and food condiment bottles, plus provides complementary services such as product design and the making of product molds.  H&H Glass acquires its products mainly from 3 to 5 suppliers in China and Taiwan and sells its products through several distributors in the United States and Canada who service small- to medium-sized customers.  H&H imports in excess of 1,000 containers of glass a year.  Depending on the size of the product a containers can contain anywhere from 3,000 to 300,000 pieces.

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

• Due to the turndown of the economy the business environment was very tough in 2009.  As a result IPLO will be more aggressive in 2010 to achieve upward opportunities in helping customers achieve savings by offering cost reductions in product and transportation costs through its just –in-time inventory delivery program.

Long Term

• To expand our service into other areas such as Europe and Australia through the same supplier channel. Our existing business model copies to other markets naturally.

Results of Operations

Year Ended December 31, 2009 Compared to December 31, 2008

Revenue:

For the years ending December 31, 2009 and 2008, revenues were approximately $15,556,775 and $19,090,538 respectively, for a decrease of $3,533,763 (18.5%) over the same period in 2008.   The year-to-date decrease in revenue is a mainly due to two factors, the first being the slowdown in the worldwide economy and second, most of our customers placed large inventory orders in the final quarter of 2008 which resulted in fewer orders in the quarters ending March 31, 2009 and June 30, 2009.  However, the run rate has started to recover in the third and fourth quarter of 2009.

Cost of Goods Sold:

Cost of goods sold for the years ended December 31, 2009 and 2008 were $14,724,769 and $17,434,350 respectively, for a decrease of $2,709,581 (15.5%) over the same period in 2008. This year to date decrease is mainly a result of a decrease in sales, the components being: 1) a decrease in cost of glass $1,827,962 (13.1%) from prior year’s cost, 2) decrease in ocean freight of $623,805 (26.5%), 3) decrease in purchase price adjustment of $85,097 (12.0%), and 4) a decrease in other cost of goods sold items of $172,717 (37.3%).

Gross Profit:

Gross profit was $832,006 and $1,656,188 for the years ended December 31, 2009 and 2008, a decrease of $824,182 (49.8%) over the same period in 2008.   The gross profit margin as a percent of sales for the years ended December 31, 2009 and 2008 was 5.3% and 8.7 % respectively or a decrease of 3.4%.  The decrease in gross profit percentage was mainly attributable the worldwide economic downturn.  Gross margins will continue to be depressed in 2010 due to the pushing of lower margin products in order to generate revenue combined with pricing pressures on products as a result of competition in this depressed economy.  Our strategy is to maintain market share and as the economy recovers so will the product margins.

Operating Expenses:

Operating expenses for the years ended December 31, 2009 and 2008 were $1,132,088 and $1,192,003 respectively for a decrease of $59,915 (5.0%).  The $59,915 decrease in operating expenses was attributable to decreases in the following:

Decreases in 1) professional services and consulting fees of $19,265 (92.9%), 2) accounting of $73,471 (37.8%), 3) travel expense of $15,901 (5.9%), and 4) outside services of $16,094 (64.8%) offset by expenses of 1) salaries and related expenses of $18,474 (4.0%), 2) warranty expense $27,933 (40,482.6%), 3) legal fees of $9,000 (33.3%),  4) rent of $7,285 (10.6%), and 5) all others of  $2,124 (1.6%). The slight increase  in rent is due a new lease that includes a tenant improvement credit of $45,457.50 which is allocated over the first eleven months of the lease. For an explanation of the $59,915decrease in administrative expenses, please see the following table.

-7  -

Twelve months ending:	12/31/2008	12/31/2009	$ VAR	% VAR
Salaries & Related Expense	$456,741	$475,215	$18,474	4.0%	Increase in Salary plus 2008 bonus paid in 2009
Rent	68,731	76,016	7,285	10.6%	New lease offset by negotiated rated credits
Warranty Expense	69	28,002	27,933	40482.6%	Rejected product - trying to resell
Professional Service & Consulting	20,745	1,480	-19,265	-92.9%	consulting fees, tax prep
Accounting	194,306	120,835	-73,471	-37.8%	2007 audit fees paid in 2008, multiple years of audit and review fees of EZLink paid in 2008
Legal	27,000	36,000	9,000	33.3%	Legal fees started 2nd Qtr 2008
Travel Expense	267,909	252,008	-15,901	-5.9%	Less travel in 2009
Outside Services	24,849	8,755	-16,094	-64.8%	2008 - Proxy and public filing costs
All others	131,653	133,777	2,124	1.6%	Miscellaneous items
Total Expenses	$1,192,003	$1,132,088	-$59,915	-5.0%

Other Income (Expenses):

Interest income for the years ended December 31, 2009 and 2008 was $924 and $11,872 respectively for a decrease of $10,948 (92.2%) as a result of a smaller sum of money being left in the bank to earn interest.

Other income for the years ended December 31, 2009 and 2008 was $0 and $64,861, respectively, for a decrease of $64,861 (100.0%).  In the year ended December 31, 2008, the Company recorded Other Income of $26,000 from forgiveness of debt of  IPLO, plus $38,861 of expired liabilities of  IPLO.  There were no equivalent income items in the year ended December 31, 2009.

Interest expense for the years ended December 31, 2009 and 2008 was $0 and $10,850  respectively for a decrease of $10,850 (100.0%) as a result of a the conversion of two promissory notes into preferred shares in 2008.  There was no equivalent expense in the current year.

Federal Income Tax

The Company deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities

Liquidity and Capital Resources

Cash flow used in operations for the year ended December 31, 2009 amounted to $88,649, which mainly consisted the net loss for the year ended December 31, 2009 of $219,049 plus the following  1) decrease in prepaid taxes  of $162,838, 2) decrease in deferred tax asset of $80,109, 3) decrease in income taxes payable of $93,260 and 4) decrease in accounts payable and accrued expenses of $1,245,188 offset by  1) depreciation expense of $3,951, 2) Allowance for bad debt of $28,002, 3) decrease in accounts receivable of $1,648,256, 4) decrease in income tax refund receivable of $25,091, and 4) a decrease in deposits of $6,495.

-  8-

Net cash used in investing activities for year ended December 31, 2009 was $0.

Net cash generated in financing activities for year ended December 31, 2009 was $33,600 which represented an advance from a related party for accounting fees paid on behalf of the Company.

On December 31, 2009 the Company had total assets of $3,445,463 compared to $4,902,396 on December 31, 2008, a decrease of $1,456,933 or 29.7%.  The Company had an accumulated deficit of ($50,256) on December 31, 2009, compared to retained earnings of $168,791 on December 31, 2008, a decrease in earnings of $219,049 (129.8%).  As of December 31, 2009 the Company's working capital position decreased by $187,258 (14.2%) from working capital of $1,320,230 at December 31, 2008 to working capital of $1,132,972 at December 31, 2009.  The decrease was mainly due to a decrease in account receivable of $1,648,258 (37.0%) offset by an increase in prepaid taxes of $162,838 (100.0%), a decrease in income taxes payable of $93,260 (100.0%) and a decrease in accounts payable of $1,220,562(41.7%).

Estimated future cash requirements

Over the next twelve months, management is of the opinion that sufficient liquidity will be obtained from operations or from existing working capital of $1.1 million.

Subsequent Events

In March 2009 International Packaging and Logistics Group, Inc. , (“IPL Group Inc.”) (Buyer) announced the acquisition of EZ LINK Corporation (“EZ LINK”) which is a logistics company headquartered in Taiwan. EZ Link was established in July 2003 under the Company Law of Republic of China.  The transaction structure exposed the EZ LINK shareholders to a potential tax liability and as a result the transaction was halted.  Subsequently the structure has been revised whereby EZ Link Holdings, Ltd. (“Seller”), a company organized under the laws of the British Virgin Islands , acquired EZ LINK Corporation.   EZ LINK Holdings Ltd. is being acquired by IPL Group, Inc.  Other than the change in the Seller, all the basic terms of the original transaction remain the same.

As of January 1, 2010, International Packaging and Logistics Group, Inc. (“IPL Group Inc.”) (Buyer), acquired a majority interest in EZ Link Holdings, Ltd., company organized under the laws of the British Virgin Islands (Seller) which owns EZ Link Corporation (“EZ LINK”), a logistics company headquartered in Taiwan.  EZ Link was established in July 2003 under the Company Law of Republic of China.  EZ LINK is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.  In fiscal year 2009, EZ LINK had audited net revenues of approximately $6.9 million $US with fiscal year 2008 net revenues expected to be approximately $8.0 million $US.  EZ LINK, through EZ LINK Ltd., will be operated as a majority owned subsidiary of IPL Group Inc.  The acquisition was closed on January 1, 2010.

The capital stock of the EZ LINK Ltd. (“Seller”) consists of 24,500 authorized shares of common stock 24,500 are currently issued and outstanding and held by Seller (“Shares”).  Upon the terms and conditions set forth below, EZ LINK Ltd. desires to assign fifty-one percent (51%) of Sellers shares, or 12,495 shares in the aggregate, to IPL Group, Inc. “Buyer”, such that, following such transaction, the Seller will be a majority owned subsidiary of Buyer.  The parties agree that 51% ownership of the issued and outstanding shares of EZ LINK Ltd. has a present estimated market value of approximately US$1,600,000 (the “Purchase Price”).

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

ITEM 9A.                      Controls and Procedures.

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

Item 9A(T).                            Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2009, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2009.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.  Our principal Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is mainly one person involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties.   We have hired an additional administrative person and retain an outside professional firm to assist in the separation of duties on an ongoing basis.  The use of the outside firm has proven successful in assisting in the separation of duties.  However additional people are not needed to do the administrative work therefore segregation of duties will continue to be an ongoing weakness.

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

Item 9B.                      Other Information.

N/A

-11  -

PART III

ITEM 10.                      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company has three directors and a sole executive officer, and their ages and positions with the Company as of December 31, 2008 are as follows:


Name	Age	Office	Since
Steven R. Westlund	61	Chairman, CEO and Acting CFO	1995
William Gresher	62	Director	January 2007
Allen Lin	55	Director	January 2007

Steven Westlund has been the Chief Executive Officer and a director of IPLO since May 1995 and was elected Chairman of the Board in December 1995, and he has been Acting Chief Financial Officer since April 2007. Mr. Westlund was Chairman of the Board and Chief Executive Officer of Vitafort International Corporation from May 1993 through May 1995.  Vitafort manufactured and sold fat free foods. From January 1991 to May 1993, Mr. Westlund was Chief Executive Officer of Lorenz/Germaine Incorporated and concurrently from January 1991 to June 1992 he acted as Chairman and Chief Executive Officer of Auto Giant. Mr. Westlund specializes in corporate restructuring and the development and marketing of specialized products and services.

Allen Lin has over 20 years of packaging industry and financial venture investment experiences which included successful start-ups, H & H Glass Inc., in 1989, where he is instrumental in global manufacturing outsourcing for rigid packaging material (including but not limited to glass containers) in packaging distribution solutions for North America.   Mr. Lin recently earned a degree of Mater of International Law from a national university in Germany and also holds an MBA from  a national university in Chicago, Illinois, USA (graduated with Honor).   Mr. Lin has gained international exposure from the tasks involved in identifying merger and acquisition candidates in the packaging distribution network and promoting his packaging business in the North American, South American and European continents.  Born and raised in Taiwan, Mr. Lin is fluent in both Chinese and English.

William Gresher is currently the Chief Financial Officer with The Mexmil Company where he has been for the last 4 years.  Prior to Mexmil, Mr. Gresher held high level financial positions in several companies including the Chief Financial Officer for Distinctive Appliances, Inc. (DACOR), in Pasadena, CA, Vice President of Finance for Fadal Engineering in Chatsworth, CA., Vice President Corporate Financial Planning for Allergan Inc., Irvine, CA., Vice President Controller, Bentley Laboratories, Inc., Irvine CA, a division of Baxter International, Inc., Controller of Bell & Howell Co., Lincolnwood, IL., and several years with Arthur Andersen & Co., Chicago, IL.  Mr. Gresher has a Bachelors Degree in Accounting and an MBA from Northern Illinois University.  Mr. Gresher started his career as a CPA with Arthur Andersen & Co. Next, Mr. Gresher moved to Bell & Howell for 8 years of which 4 years were spent in Tokyo, Japan where he was Plant Controller for their manufacturing operations. The next 10 years were spent with Baxter International in a variety of managerial positions including Director of Finance – Asia Pacific, Assistant Corporate Controller and Vice President Finance for Bentley Laboratories in Irvine California. At Allergan Inc., Mr. Gresher held Vice President positions for the Humphrey, International and European divisions, as well a Vice President Corporate Financial Planning.

Compensation of Directors:

Directors received remuneration totaling $12,000 during the year ended December 31, 2009.  Directors receive $500 a month in directors fees with the exception of Mr. Lin who received a total of $0 for the year.

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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics for the Chief Executive Officer and the Principal Financial Officer

On September 7, 2004, the sole Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and the Principal Financial Officer, which was included as exhibit 14.1 with the December 31, 2004 Form 10KSB.

ITEM 11.                      Executive Compensation

The following table sets forth certain summary information regarding compensation paid by Kaire holdings for services rendered during the fiscal years ended December 31, 2009 and 2008, respectively, to Kaire Holding’s Chief Executive Officer and Chief Financial Officer during such period.

Summary Compensation Table
Executive Compensation:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Westlund, CEO and CFO	2009	0	0	0	0	0	0	6,000	6,000
	2008	0	0	0	0	0	0	6,000	6,000
Allen Lin	2009	250,000							250,000
	2008	240,004						1,500	245,004

During 2009 and 2008, Mr. Westlund received $6,000 respectively in director’s fees.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth certain   summary   information   regarding outstanding equity awards as of December 31, 2009 to the Company's Chief Executive Officer and Chief Financial Officer and most highly paid executive officers during such period.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steve Westlund	o	o	o	o	o	o	o	o	o

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Westlund	$6,000	0	0	0	0	0	$6,000
William Gresher	$6,000	0	0	0	0	0	$6,000
Allen Lin	$0	0	0	0	0	0	$0

Options/SAR Grants in the Last Fiscal Year:

None

Employment Agreements –  N/A

H&H Glass offers health insurance to all its employees.   H&H Glass also has a discretionary post-employment benefit plan available to its employees.

ITEM 12.                      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of December 31, 2009 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock and (ii) KAIH's directors and executive officer, and (iii) all officers and directors of KAIH as a group.

	Shares beneficially owned (1)
	Number of shares	Percentage of class (2)
Steve Westlund 7700 Irvine Center Dr. Suite 870 Irvine, CA 92618	153,500	3.4%

Owen Naccarato	234,375	5.2%
18301 Von Karman Ave. Suite 430 Irvine, CA 92612

Standard Resources Ltd. (3) 8/F Hing Wong Court 21-23 Tai Wong Street East Wanchi, Hong Kong	3,915,000	86.9%

Officers and Directors as a group	4,068,500	90.3%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)  Percentage based on 4,504,214 shares of common stock outstanding as of December 31, 2009.

(3)  Standard Resources LTD is a related company to Allen Lin the founder and CEO of H&H Glass.

ITEM 13.                      Certain Relationships and Related Transaction

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $250,000 and $240,000 for the years ended December 31, 2009 and 2008, respectively.

In the twelve month period ending December 2009, Mr. Lin paid $33,600 of accounting fees on behalf of the Company.  This amount is reported in the accompanying financial statements as “Related Party Advances.”

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the company and was paid salary of $53,500 and $50,400 for the year ended December 31, 2009 and 2008, respectively.

Steven Westlund

During 2009 and 2008, Mr. Westlund, the Company’s Chief Executive Office and acting Chief Financial Officer, was paid $6,000 during each year in cash for Director fees.

William Gresher

During 2009 and 2008, Mr. Gresher, a member of the Board of Directors, was paid $6,000 during each year in cash for Director fees.

ITEM 14.                      Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, PMB Helin Donovan, LLP:

	For the Year Ended December 31,
	2009	2008
Audit Fees	60,000	66,070
Audit-Related Fees	34,208	44,360
Tax Fees	17,156	15,345
All Other Fees
Total Fees	111,864	125,775

"Audit Fees"  consisted of fees billed for services rendered for the audit of  the Company’s  annual  financial  statements  and audit related fees are for  review of the  financial statements included in the Company’s quarterly reports on Form 10-Q.

ITEM 15.                      Exhibits, List and Reports in Form 8-K

(a)	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)( Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K
March 11, 2009	Items 2.01: reporting the acquisition of EZ Link Corp, a logistics company.
January 25, 2010	Items 2.01: reporting the acquisition of EZ Link Holdings Ltd., a logistics company.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kaire Holdings Incorporated

By:     /s/                      Steven R. Westlund
Steven R. Westlund Chief Executive Officer

Dated:   April 14, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/           Steven R. Westlund                                                                                                April 14, 2010
Steven R. Westlund Chief Executive Officer,
Principal Financial Officer and Director

/s/           Allen Lin                                                                                                                   April 14, 2010
Director

/s/           William Gresher                                                                                                       April 14, 2010
Director

-  18-

International Packaging and Logistics Group, Inc.,
and Subsidiaries

Consolidated Financial Statements
for the Years Ended

December 31, 2009 and 2008

International Packaging and Logistics Group, Inc.,
and Subsidiaries

Consolidated Financial Statements
for the Years Ended
December 31, 2009 and 2008

C  O  N  T  E  N  T  S

Report of Independent Registered Public Accountants	F1

Consolidated Balance Sheets	F2

Consolidated Statements of Operations and Comprehensive Income/(Loss)	F3

Consolidated Statements of Stockholders’ Equity	F4

Consolidated Statements of Cash Flows	F5

Notes to Consolidated Financial Statements	F6 – F19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of International Packaging and Logistics Group, Inc.

We have audited the accompanying consolidated balance sheets of International Packaging and Logistics Group, Inc. (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2009.  International Packaging and Logistics Group, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Packaging and Logistics Group, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan, LLP
Spokane, Washington
April 13, 2010

-F1-

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2009 and 2008

	2009	2008
Current Assets
Cash	$9,918	$64,967
Short-Term investments	230,013	128,553
Accounts receivable (net of reserve for doubtful
accounts of $0 and $0, respectively)	2,816,849	4,473,107
Income tax refund receivable	-	25,091
Prepaid taxes	162,838	-

Total Current Assets	3,219,618	4,711,718

Property, Plant and Equipment (net of accumulated
depreciation of $34,914 and $30,963, respectively)	3,090	7,041

Other Assets
Deposits	10,433	16,928
Deferred tax assets, net	212,322	166,709

Total Other Assets	222,755	183,637

Total Assets	$3,445,463	$4,902,396

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,777,601	$3,022,783
Income taxes payable	-	93,260
Related party advances	72,000	38,400
Accrued liabilities - Kaire Holdings	237,045	237,045

Total Current Liabilities	2,086,646	3,391,488

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares
authorized, 974,730 issued and outstanding	98	98
Common stock: $0.001 par value, 900,000,000 shares authorized,
4,504,214 issued and outstanding	4,504	4,504
Additional paid-in capital	1,346,231	1,346,231
Accumulated other comprehensive income/(loss)	58,246	(8,718)
Retained earnings/(deficit)	(50,256)	168,793

Total Stockholders' Equity	1,358,823	1,510,908

Total Liabilities and Stockholders' Equity	$3,445,463	$4,902,396

The accompanying notes are an integral part of these financial statements.
- F2 -

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income/(Loss)
For the Years Ended December 31, 2009 and 2008

	2009	2008
Revenues	$15,556,775	$19,090,538

Cost of Goods Sold
Cost of goods sold	(14,724,769)	(17,434,350)

Total Cost of Goods Sold	(14,724,769)	(17,434,350)

Gross Profit	832,006	1,656,188

Operating Expenses
Administrative expenses	580,857	666,531
Rent	76,016	68,731
Salaries and wages	475,215	456,741

Total Operating Expenses	1,132,088	1,192,003

Income from Operations	(300,082)	464,185

Other Income/(Expenses)
Interest income	924	11,872
Other income	-	64,861
Interest expense	-	(10,850)

Total Other Income/(Expenses)	924	65,883

Net Income/(Loss) before Income Taxes	(299,158)	530,068

Income tax (expense) Benefit	80,109	(59,179)

Net Income/(Loss) available to common stockholder, basic and diluted	(219,049)	470,889

Comprehensive Income
Unrealized gain/(loss) on investments, net of tax	66,964	(81,154)

Comprehensive Income/(Loss)	$(152,049)	$389,735

Earnings/(loss) per weighted average share of common stock - basic	$(0.05)	$0.10
Earnings/(loss) per weighted average share of common stock - diluted	$(0.05)	$0.09
Weighted average shares outstanding - basic	4,504,214	4,504,214
Weighted average shares outstanding - diluted	4,504,214	5,432,947

The accompanying notes are an integral part of these financial statements.
- F3 -

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2009 and 2008

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings/ (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2007	882,230	$88	4,504,214	$4,504	$1,068,741	$72,436	$(302,096)	$843,673

Issuance of preferred shares in settlement of debt and interest	92,500	10	-	-	277,490	-	-	277,500

Unrealized loss on investment, net of tax	-	-	-	-	-	(81,154)	-	(81,154)

Net income	-	-	-	-	-	-	470,889	470,889

Balance, December 31, 2008	974,730	$98	4,504,214	$4,504	$1,346,231	$(8,718)	$168,793	$1,510,908

Unrealized gain on investment, net of tax	-	-	-	-	-	66,964	-	66,964

Net loss	-	-	-	-	-	-	(219,049)	(219,049)

Balance, December 31, 2009	974,730	$98	4,504,214	$4,504	$1,346,231	$58,246	$(50,256)	$1,358,823

The accompanying notes are an integral part of these financial statements.
- F4 -

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income/(loss)	$(219,049)	$470,889
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Depreciation expense	3,951	4,944
Warranty expense	28,002	69
Preferred shares issued for accrued interest	-	10,833
Other income	-	(64,861)
Changes in operating assets and liabilities:
Increase in accounts receivable	1,648,256	(726,990)
(Increase) decrease in consignment inventory	-	25,000
Increase in income tax refund receivable	(25,091)	(25,091)
(Increase) decrease in deferred tax asset	(80,109)	72,842
(Increase) decrease in prepaid taxes	(162,838)	15,002
Increase in deposits	6,495	(10,432)
Increase (decrease) in income taxes payable	(93,260)	93,260
Increase (decrease) in accounts payable and accrued expenses	(1,245,188)	(48,980)
Net cash used in operating activities	(88,649)	(183,515))

Cash flow from investing activities:
Net cash used in investing activities	-	-

Cash flow from financing activities:
Proceeds from stockholder advance	33,600	38,400
Payments on stockholder advance	-	-
Net cash provided by financing activities	33,600	38,400

Net decrease in cash and cash equivalents	(55,049)	(145,115)

Cash and cash equivalents at beginning of year	64,967	210,082

Cash and cash equivalents at end of year	$9,918	$64,967

Supplementary disclosures of cash flow information

Cash paid during the year for
Interest	$-	$-
Taxes	$256,098	$3,712
Unrealized gain/(loss) on investment security available for sale, net of tax	$66,964	$(81,154)

During the year ended December 31, 2009, the Company entered into no non-cash transactions.

During the year ended December 31, 2008, the Company entered into the following non-cash transactions:
•	Issued 92,500 shares of series A preferred shares in lieu of payment of promissory notes valued at $250,000 and related accrued interest valued at $27,500.

The accompanying notes are an integral part of these financial statements.
                                                               - F5 -

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2009

1.           Summary of Significant Accounting Policies

Nature of Operations

On July 2, 2007, International Packaging and Logistics Group, Inc., through its wholly-owned subsidiary, YesRx.com (“YesRx”) acquired all the outstanding shares of H&H Glass, Inc. (“H&H Glass” or “H&H”), in exchange for 3,915,000 post-split shares of its common stock in a reverse triangular merger (the “Merger”).  H&H Glass is a glass importer that supplies custom products such as perfume bottles and food condiment bottles, plus provides complementary services such as container design and mold making.  H&H Glass imports glass containers from Asia and distributes to North America.  H&H Glass acquires its products mainly from three to five suppliers in China and Taiwan and sells its products through several distributors in the United States and Canada who service small to medium sized customers.  H&H imports in excess of 1,000 shipping containers of glass a year.  Depending on the size of the product, a container can contain anywhere from 3,000 to 300,000 pieces.

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

Principles of Consolidation

The consolidated financial statements include the accounts of IPL Group and its wholly-owned subsidiaries (collectively the “Company”).  The Company’s subsidiaries include H&H Glass and Effective Health, Inc.  Intercompany accounts and transactions have been eliminated upon consolidation.  The consolidated balance sheets as of December 31, 2009 and 2008 contain the balances of H&H Glass, IPL Group and its other subsidiaries as of those dates.

Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements.  Significant estimates include an allowance for doubtful accounts, valuation allowance for deferred tax assets, depreciable lives and estimated residual value of property and equipment, and the valuation of available-for-sale securities.

The accompanying notes are an integral part of these financial statements.
                                                              - F6 -

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2009

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

Concentration of credit risk

The Company, at times, maintains cash balances in excess of the federally insured limit of $250,000 per institution.  In December 2008, the Company’s bank entered into the FDIC Temporary Liquidity Guarantee Program, which eliminated the ceiling on federally insured deposits.  The Company had no uninsured balance as of December 31, 2009, or 2008.

The Company maintains balances in a Money Market Fund that is not federally insured.  Balances in this fund were $71,863 and $189,822 at December 31, 2009, and 2008, respectively.

The Company had unsecured available-for-sale investment with a fair value of $230,013 and $128,553 at December 31, 2009, and 2008, respectively.

Accounts Receivable

Accounts receivable are typically unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.  As of December 31, 2009, 77.0% of H&H Glass’s Accounts Receivable were attributable to three customers.  As of December 31, 2008, 79.7% of H&H Glass’s Accounts Receivable were attributable to three customers.  At December 31, 2009 and 2008, H&H Glass had no reserves for doubtful accounts, as the Company believed that all of its accounts receivable were fully collectible at that time.

The Company will reserve 50% of a receivable that is over 90 days old and 100% of a receivable that is 12 months old.

H&H Glass purchased 100% of its glass from one vendor in 2009 and 2008.  During the years ended December 31, 2009 and 2008, H&H Glass purchased $12,702,921 and $14,615,980 of products from this vendor, respectively.  This concentration is due to the relatively small size of H&H Glass’s orders.  As customer orders have been growing in size, H&H Glass has begun to seek additional suppliers.    H&H

The accompanying notes are an integral part of these financial statements.
                                                                -F7 -

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2009

1.           Summary of Significant Accounting Policies (continued)

Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass has begun to seek and use additional suppliers.  H&H Glass will use other suppliers as needed for special order products.

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

Income Taxes

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (codified primarily within ASC Topics 740), which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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
                                                              - F8 -

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2009

1.           Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

The Company accounts for income taxes in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (codified primarily within ASC Sub-topic 740-10).  Realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements.  Further, the recognition of tax benefits is required to be recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information.  ASC 740-10 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  ASC Topic 820-10, “Fair Value Measurements,” requires certain disclosures regarding the fair value of financial instruments.  For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157, codified within ASC 820-10), which is effective for fiscal years beginning after November 15, 2008, and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

ASC 820-10 prescribes a fair value hierarchy in order to increase consistency and comparability in fair value measurements and related disclosures.  The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The Company applies a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards.  Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share

The accompanying notes are an integral part of these financial statements.
                                                              - F9 -

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2009

1.           Summary of Significant Accounting Policies (continued)

appreciation rights, and employee share purchase plans.  The Company did not have any stock options or warrants outstanding at December 31, 2009 or 2008.

Comprehensive Income (Loss)

Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities.  The Company does not incur currency translation adjustments because all transactions with foreign companies are denominated in US Dollars.  Only additional disclosures are required in the consolidated financial statements, which disclosures do not affect the Company’s financial position or results of operations.

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred.  There were no advertising and marketing costs for the years ended December 31, 2009 and 2008.

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
December 31, 2009

1.           Summary of Significant Accounting Policies (continued)

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

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). ASC Topic 855 establishes the criteria for subsequent events, including: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  The Company has evaluated all subsequent events through the date of this filing, and determined there are no material unrecognized subsequent events.

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

Effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity, the Codification will require more information about transfers of

The accompanying notes are an integral part of these financial statements.
                                                             - F11 -

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2009

Recent Accounting Pronouncements - continued

financial assets, including securitization transactions, and transactions where entities have continuing exposure to the risks related to transferred financial assets. The Codification eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures about an entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company does not expect the adoption of these Codification updates to have a material impact on its consolidated financial statements and results of operations.

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

Description of the Series A Convertible Preferred Stock

The Preferred shares are convertible into common shares on a 1:1 ratio at a fixed rate of $3 per share.  Preferred shares have no voting rights, have no redemption rights and earn no dividends.  Holders of Series A Convertible Preferred Stock are not permitted to convert their stock into common shares until the Company’s market capital reaches $15,000,000.  Upon dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of the then outstanding shares of Series A Convertible Preferred Stock shall be entitled to receive out of the assets of the Company the sum of $0.0001 per share (the “Liquidation Rate”) before any payment or distribution shall be made on any other class of capital stock of the Company ranking junior to the Series A Convertible Preferred Stock.

In addition, the Company recorded 92,500 shares of Series A Convertible Preferred Stock to retire two promissory notes and interest totaling $277,499.

Statement of Financial Accounting Standards No. 150: Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150,” codified within ASC Topic 480-10) establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity.  A financial instrument

The accompanying notes are an integral part of these financial statements.
                                                             - F12 -

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2009

Description of the Series A Convertible Preferred Stock (continued)

issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur.  A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable—and, therefore, becomes a liability—if that event occurs, the condition is resolved, or the event becomes certain to occur.

The Company determined that the preferred shares are not mandatorily redeemable and are properly classified as equity in the accompanying financial statements.

3.           Common Stock

There were no issuances of common stock in the years ended December 31, 2009 or 2008.

Description of Common Stock

Holders of the common stock are entitled to one vote for each share held in the election of directors and in all other matters to be voted on by shareholders. Stockholders have cumulative voting rights in the election of directors. Holders of common stock are entitled to receive dividends as may be declared from time to time by our board of directors out of funds legally available. In the event of liquidation, dissolution or winding up, holders of common stock are to share in all assets remaining after the payment of liabilities.

Every holder of stock in IPLO shall be entitled to have a certificate, signed by, or in the name of the corporation by, the chairman or vice-chairman of the board of directors, or the president or a vice-president and the treasurer or an assistant treasurer, or the secretary of IPLO, certifying the number of shares owned by him in the corporation. If the corporation shall be authorized to issue more than one class of stock or more than one series of any class, the designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations, or restrictions of such preferences and/or rights shall be set forth in full or summarized on the face or the back of the certificate which the corporation shall issue to represent such class of series of stock, provided that, except as otherwise provided in the Nevada Revised Statutes, in lieu of the foregoing requirements, there may be set forth on the face or the back of the certificate which the corporation shall issue to represent such class or series of stock, a statement that the corporation will furnish without charge to each stockholder who so requests the powers, designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights. When a certificate is countersigned (1) by a transfer agent other than IPLO or its employee, (2) by a registrar other than IPLO or its employee, the signatures of such officers may be facsimiles.

4.           Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $250,000 and $240,000 for the years ended December 31, 2009 and 2008, respectively.

In the year ending December 31, 2009, Mr. Lin paid $33,600 of accounting fees on behalf of the Company.  In the year ended December 31, 2008, Mr. Lin paid $38,400 of accounting fees on behalf of the Company.

The accompanying notes are an integral part of these financial statements.
                                                              - F13
 -

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2009

4.           Related Party Transactions (continued)

These amounts are reported in the accompanying financial statements as “Related Party Advances.”  The total balance outstanding to Mr. Lin is $72,000 at December 31, 2009.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $53,500 and $50,400 for the years ended December 31, 2009 and 2008, respectively.

Steven Westlund

Mr. Westlund, the Company’s Chief Executive Office and acting Chief Financial Officer, was paid $6,000 and $6,000 in cash for Director fees in the years ended December 31, 2009 and 2008, respectively.

William Gresher

Mr. Gresher, a member of the Board of Directors, was paid $6,000 and $6,000 in cash for Director fees in the years ended December 31, 2009 and 2008, respectively.

5.           Other Income

During the year ended December 31, 2009, the Company recorded $0 in Other Income.

During the year ended December 31, 2008, the Company recorded $64,861 in Other Income as follows:

Forgiveness of debt by consultants	$26,000
Expired liabilities	38,861
$64,861

6.           Property and Equipment

H&H Glass’s property and equipment at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Furniture and fixtures	$14,552	$14,552
Computers and equipment	23,452	23,452
	38,004	38,004
Less accumulated depreciation	(34,914)	(30,963)
Total	$3,090	$7,041

H&H Glass recorded depreciation expense for the year ended December 31, 2009 and 2008, of $3,951 and $4,944 respectively.

The accompanying notes are an integral part of these financial statements.
                                                               - F14
 -

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2009

7.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2009 and 2008, consisted of the following:

	2009	2008
Accounts payable	$1,705,038	$2,925,600
Accrued professional and related fees	72,560	97,185
Total	$1,777,598	$3,022,783

8.           Income Taxes

Significant components of the provision for taxes based on income are as follows for the years ended December 31:

	2009	2008

Current	$0	$129,022
Refunds	0	(142,727)
Deferred	(80,109)	72,884

Total provision for income taxes	$(80,109)	$59,179

During the year ended December 31, 2008, the Company received an unexpected Federal tax refund of $97,070.  In January 2009, the Company received State tax refunds totaling $45,657.  The Company recorded these refunds as an offset to the 2008 income tax expense.

The accompanying notes are an integral part of these financial statements.
                                                             - F15

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2009

8.           Income Taxes (continued)

Significant temporary differences that give rise to the deferred tax assets as of December 31, 2009 and 2008, follow:

	2009	2008
Deferred tax assets/(liabilities):
Inventory valuation adjustment	$141,937	$165,235
Current period loss	101,714	-
Unrealized (gain)/loss on investments	(30,005)	4,491
Furniture and equipment	(1,324)	(3,016)
Net deferred tax assets	$212,322	$166,709

The Company has recorded deferred tax assets of $212,322 and $166,709 at December 31, 2009 and 2008, respectively.  These arise principally from inventory reserves deductible in the years after the period in which they were accrued.  The Company has not recorded any valuation allowance against these deferred tax assets.
The NOL carry forward is approximately $300,000 and will expire within the next twenty years.

Tax rate reconciliation
	2009	2008
Federal tax rate	34.0%	34.0%
State taxes, net of benefit	5.8%	5.8%
Non-deductible tax expenses	(13.0)%	(28.6)%
Other	0.0%	0.0%

Effective tax rate	26.8%	(22.0)%

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

-F16-

9.           Commitments and Contingencies (continued)

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space for its headquarters.  The lease began on January 1, 2005,  and was renewed on September 1, 2008, and expires on August 31, 2013.  .  As of December 31,  2009, total monthly base rent is $8,265.  The Landlord provided H&H a tenant improvement allowance equal to $45,458 to be allocated equally over the first eleven months of the lease ($4,133 per month).  Future minimum payments on this lease for fiscal years following December 31, 2009, are:

Year ended December 31,
2010	$103,849
2011	107,483
2012	111,245
2013	75,874

$398,451

H&H Glass recorded rent expense for the years ended December 31, 2009 and 2008, of $76,016 and $68,731, respectively.

10.           Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period.  The Company’s 974,730 shares of Convertible Preferred Shares constituted potentially dilutive securities.  However, the net loss for the year ended December 31, 2009, would have made these securities anti-dilutive.  Therefore, basic and fully diluted loss per share for the year ended December 31, 2009, are the same.

The accompanying notes are an integral part of these financial statements.
                                                             - F17

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2009

10.           Earnings per Share (continued)

Earnings (loss) per share of common stock are calculated as follows:

	For the Years Ended December 31,
	2009	2008
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings/(loss) available to common stockholders	$(219,049)	$470,889

Weighted average common shares outstanding	4,504,214	4,504,214

Basic earnings/(loss) per share of common stock	$(0.05)	$0.10

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings/(loss) available to common stockholders	$(219,049)	$470,889

Weighted average common shares outstanding	4,504,214	4,504,214
Effect of dilutive securities:
Convertible preferred stock	-	928,733
Weighted average common shares outstanding after effect of dilutive securities	4,504,214	5,432,947

Diluted earnings/(loss) per share of common stock	$(0.05)	$(0.09)

11.           Fair Value Measurements

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1.  The total amount of the Company’s investment classified as Level 3 is $230,013.

In January 2009, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS No. 159 (codified within ASC 470-20, 825-10 and 954-825) permits the Company to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value on an instrument-by-instrument basis.  If the Company elects the fair value option, it would be required to recognize subsequent changes in fair value in the Company’s earnings.  This standard also establishes presentation and disclosure requirements designed to improve comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  While  the standard became effective for the Company in 2009, the Company did not elect the fair value measurement option for any of its existing assets and liabilities and accordingly the standard did not have any impact on the Company’s consolidated financial statements.  The Company could elect this option for new or substantially modified assets and liabilities in the future.

Fair value of financial instruments:  The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses approximated fair value as of December 31, 2009, and December 31, 2008, because of the relative short-term nature of these instruments.
The fair value of the Company’s available-for-sale securities was $230,013 at December 31, 2009, and these securities are classified as Level 3.

The accompanying notes are an integral part of these financial statements.
                                                             - F18
 -

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2009

13.           Securities Available for Sale

In 2004, the Company invested $141,762 in a real estate partnership managed by Kayne Anderson Capital Advisors, which it classified as available for sale.  The net fair value of the securities at December 31, 2009 and 2008, were $230,013 and $128,553, respectively.  A Federal income tax rate of 34% is assumed.

Amounts Reported in Net Income and Other Comprehensive Income
for the Years Ended December 31, 2009 and 2008
	2009	2008
Net income:
Gain on sale of securities	$-	$-
Income tax expense	-	-
Net gain realized in net income	-	-
Other comprehensive income:
Holding gain/(loss) arising during period, net of tax	66,964	(81,154)
Reclassification adjustment, net of tax	-	-
Net gain (loss) recognized in other comprehensive income	66,964	(81,154)
Total impact on comprehensive income	$66,964	$(81,154)

14.           Subsequent Events (unaudited)

As of January 1, 2010, International Packaging and Logistics Group, Inc. (“IPL Group Inc.”) (Buyer), acquired a majority interest in EZ Link Holdings, Ltd., company organized under the laws of the British Virgin Islands (Seller) which owes EZ Link Corporation (“EZ LINK”), a logistics company headquartered in Taiwan.  EZ Link was established in July 2003 under the Company Law of Republic of China.  EZ LINK is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.  In fiscal year 2009, EZ LINK had audited net revenues of approximately $6.9 million $US with fiscal year 2008 net revenues expected to be approximately $8.0 million $US.  EZ LINK, through EZ LINK Ltd., will be operated as a majority owned subsidiary of IPL Group Inc.  The acquisition was closed on January 1, 2010.

The capital stock of the EZ LINK Ltd. (“Seller”) consists of 24,500 authorized shares of common stock 24,500 are currently issued and outstanding and held by Seller (“Shares”).  Upon the terms and conditions set forth below, EZ LINK Ltd. desires to assign fifty-one percent (51%) of Sellers shares, or 12,495 shares in the aggregate, to IPL Group, Inc. “Buyer”, such that, following such transaction, the Seller will be a majority owned subsidiary of Buyer.  The parties agree that 51% ownership of the issued and outstanding shares of EZ LINK Ltd. has a present estimated market value of approximately US$1,600,000 (the “Purchase Price”).

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