Form 10-Q
period 2010-03-31
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2010-06-02
CIK 822997

333333UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010 or

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

92618
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
☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of March 31, 2010 was 4,961,357 shares.

International Packaging and Logistics Group, Inc.,
and Subsidiaries

Condensed Consolidated Financial Statements
for the Three-Month Periods Ended

March 31, 2010 and 2009

C  O  N  T  E  N  T  S

Unaudited Condensed Consolidated Balance Sheets	1

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income	2

Unaudited Condensed Consolidated Statements of Cash Flows	3

Unaudited Notes to Condensed Consolidated Financial Statements	4 – 16

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 31, 2010, and December 31, 2009
 (Unaudited)

	31-Mar-10	31-Dec-09
Current Assets
Cash	$546,637	$9,918
Investments-temporary	230,013	230,013
Accounts receivable (net of reserve for doubtful	3,868,848	2,816,849
accounts of $4,471 and $0, respectively)
Other current assets	171,573	-
Prepaid taxes	162,838	162,838

Total Current Assets	4,979,909	3,219,618

Property, plant and equipment (net of accumulated
depreciation of $35,769 and $34,914, respectively)	23,155	3,090
Total Property, Plant and Equipment (net)	23,155	3,090

Other Assets
Prepaid	25,044	-
Deposits	28,086	10,433
Goodwill	1,295,726	-
Deferred tax assets	183,102	212,323

Total Other Assets	1,531,958	222,756

Total Assets	$6,535,022	$3,445,463

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$3,071,999	$1,777,601
Loans payable - current portion	11,574	-
Notes payable - related party	76,000	72,000
Other current liabilities	61,958	-
Accrued liabilities - Kaire Holdings	237,045	237,045

Total Current Liabilities	3,458,576	2,086,646

Commitments and contingencies	-	-

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares	98	98
authorized, 974,730 Series A issued and outstanding
400,000 Series B issued and outstanding	40	-
Common stock: $0.001 par value, 900,000,000 shares authorized,	4,961	4,504
4,961,357 and 4,504,214 issued and outstanding, respectively
Additional paid-in capital	2,202,877	1,346,231
Accumulated other comprehensive income	66,919	58,246
Retained deficit	(24,139)	(50,256)

Total IPLO Stockholders' Equity	2,250,756	1,358,823

Non controlling interest	825,690	-

Total Stockholders' Equity	3,076,446	1,358,823

Total Liabilities and Stockholders' Equity	$6,535,022	$3,445,463

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended March 3, 2010 and 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenues
Packaging	$4,881,182	$2,506,245
Logistics	2,004,420	-

Total Revenue	6,885,602	2,506,245

Cost of Goods Sold
Packaging	4,580,237	2,391,556
Logistics	1,735,182

Total Cost of Goods Sold	6,315,419	2,391,556

Gross Profit	570,183	114,689

Operating Expenses
Administrative expenses	198,977	110,426
Rent	41,966	11,925
Salaries and wages	277,919	161,887

Total Operating Expenses	518,862	284,238

Income from Operations	51,321	(169,549)

Other Income
Interest income	403	551
Other income	945	-

Total Other Income	1,348	551

Net Income/(Loss) before Income Taxes	52,669	(168,998)

Income tax (expense) benefit	(24,392)	57,459

Net Income/(Loss) available to common shareholder	28,277	(111,539)

Less: Net loss attributable to non controlling interest	(2,160)	-

Net Income attributable to IPLO	30,437	(111,539)

Comprehensive Income
Unrealized gain on investments	-	15,742
Gains (loss) on currency exchange	8,673	-

Comprehensive Income/(Loss)	$36,950	$(95,797)

Earnings per weighted average share of common stock - basic	$0.01	$(0.02)
Earnings per weighted average share of common stock - diluted	$0.01	$(0.02)
Weighted average shares outstanding - basic	4,961,357	4,504,214
Weighted average shares outstanding - diluted	4,961,357	4,504,214

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	March 31,	March 31,
	2010	2009

Net income/(loss)	$28,277	$(111,539)
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation expense	2,724	1,133
Bad debt	1,708	-
Changes in operating assets and liabilities:
(Increase )decrease in accounts receivable	(506,412)	2,483,052
(Increase) decrease in other current assets	4,010	22,258
(Increase) decrease in prepaid taxes		(154,740)
(Increase) decrease in deferred tax asset	29,221	(57,459)
(Decrease)/increase in income taxes payable	-	(93,260)
(Decrease)/increase in other current liabilities	26,495	-
(Decrease)/increase in accounts payable & accrued expenses	751,802	(1,716,486)
Net cash generated by/(used in) operating activities	337,825	372,959

Cash flow from investing activities:
Cash acquired in acquisition of subsidiary	297,001	-

Net cash used in investing activities	297,001	0

Cash flow from financing activities:
Proceeds from related party	4,000	-
Payment in loans	(111,470)	-
Net cash provided by financing activities	(107,470)	-

Effect of currency translation	9,363

Net increase/(decrease) in cash and cash equivalents	536,719	372,959
Cash and cash equivalents at beginning of period	9,918	64,967
Cash and cash equivalents at end of period	$546,637	$437,926

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$-	$-
Taxes	$	$248,000

Non-cash investing activities from the acquisition of EZ Link Holdings, Ltd.

Cash and cash equivalents	$297,001
Accounts receivable	547,295
Other current assets	173,714
Property and equipmant	22,478
Deposits	18,654
Prepaid expenses	26,913
Total Assets	1,086,055

Accounts payable and accrued expenses	540,461
Other accrued liabilities	37,603
Notes payable	123,044
Total Liabilities	701,108

Goodwill	1,295,726

Net Assets Acquired	$1,680,673

International Packaging and Logistics Group, Inc., and Subsidiaries
Unaudited Notes to Condensed Consolidated Financial Statements
March 31, 2010

1.           Summary of Significant Accounting Policies

Organization and Basis of Presentation

These interim condensed consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”).  The interim condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States.  The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated.  The Company’s fiscal year end is on December 31.

The foregoing unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2009.  In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the condensed consolidated financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumption are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

 1.           Summary of Significant Accounting Policies (continued)

Organization and Line of Business

On January 1, 2010, International Packaging and Logistics Group, Inc., (“IPL Group Inc.”), acquired a majority interest in EZ Link Holdings, Ltd., company organized under the laws of the British Virgin Islands which contractually controls EZ Link Corporation (“EZ LINK”), a logistics company headquartered in Taiwan.  EZ Link was established in July 2003 under the laws of Taiwan, Republic of China (“PRC”)  EZ LINK is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.

International Packaging and Logistics Group, Inc., a Nevada corporation, was originally incorporated as Interactive Medical Technologies, Ltd., on June 2, 1986, in the state of Delaware.  On April 17, 2008, IPL Group converted from a Delaware corporation to a Nevada Corporation.

EZ Link Holdings Ltd.

EZ Link Holdings Ltd. was incorporated in 2009, under the laws of the British Virgin Islands. The Company has no substantive operations of its own.

EZ Link Corp., a Taiwan company established in July 2003 with initial registered capital of NTD 13,500,000, is a freight forwarder with current networks of locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe, and holds the licenses and approvals necessary to operate its business in China.

Taiwan law currently has limits on foreign ownership of companies. To comply with these foreign ownership restrictions, on December 31, 2009, EZ Link Holdings entered into following exclusive agreements with EZ Link Corp. and its owners (collectively the “Contractual Arrangements”):

(1) Consulting Services Agreement, through which EZ Link Holdings has the right to advise, consult, manage and operate EZ Link Corp. and collect and own all of its net profits;

(2) Operating Agreement, through which EZ Link Holdings has the right to recommend director candidates and appoint the senior executives of EZ Link Corp, approve any transactions that may materially affect the assets, liabilities, rights or operations of EZ Link Corp, and guarantee the contractual performance by EZ Link Corp. of any agreements with third parties, in exchange for a pledge by EZ Link Corp. of its accounts receivable and assets.

In consideration of services provided by the consultant, EZ Link Corp will pay a consulting fee equal to all of its net income on a quarterly basis.

The terms of these Consulting Agreements begin as of the date of the Agreements, and shall continue in perpetuity, unless terminated in accordance with relevant provisions in the agreements  or by any other agreement reached by all parties.

1.           Summary of Significant Accounting Policies (continued)

Consolidation of variable interest entities

In accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”) (ASC 810), variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

The Company has concluded that EZ Link Corp is a VIE and that the Company’s 51% owned subsidiary, EZ Link Holdings, absorbs a majority of the risk of loss from the activities of EZ Link Corp.  and enable the Company to receive a majority of its expected residual returns. Accordingly, the Company accounts for EZ Link Corp. as a VIE as of March 31, 2010.

Because the Company and EZ Link Holdings are under common control, the initial measurement of the assets and liabilities of EZ Link Corp. for the purpose of consolidation by the Company is at book value. EZ Link Holdings, Ltd. has had no other business activities except for the entering into of the exclusive agreements with EZ Link Corp. and its shareholders.

The condensed consolidated financial statements include the financial statements for the company, its subsidiaries and the variable interest entity, EZ Link Corp. All significant inter-company transactions and balances between the Company, its subsidiaries and the variable interest entity are eliminated upon consolidation.

Country risk

As EZ Link Holding, Ltd.  principal operations are conducted in Taiwan, it is subject to special considerations and significant risks not typically associated with companies in the US. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in Taiwan. The EZ Link Holdings results of operations may be adversely affected by changes in the political and social conditions in Taiwan, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, all of the transactions undertaken in Taiwan are denominated in New Taiwan Dollars (NTD), which must be converted into other currencies before remittance out of Taiwan may be considered. Both the conversion of NTD into foreign currencies and the remittance of foreign currencies abroad require the approval of the Taiwan government.

Principles of Consolidation

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.  EZ Link Corp’s functional currency is the New Taiwan Dollars (NTD), however, the accompanying condensed consolidated financial statements have been re-measured and presented in United States Dollars ($).

1.           Summary of Significant Accounting Policies (continued)

The interim condensed consolidated financial statements include the accounts of IPL Group and its subsidiaries (collectively the “Company”).  The Company’s subsidiaries include H&H Glass, Effective Health, Inc. and 51% of EZ Link Holdings, Ltd.

The accompanying condensed consolidated financial statements at March 31, 2010, include EZ Link Holdings, Ltd., from the January 1, 2010 date of acquisition.  Intercompany accounts and transactions have been eliminated upon consolidation.

Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements.  Significant estimates include an allowance for doubtful accounts and depreciation of property, plant and equipment.

Acquisition Accounting

Per Accounting Standard Codification topic 805, Business Combinations, the assets and liabilities acquired were allocated at fair value of the shares issued. This statement requires the Company to recognize goodwill as of the acquisition date, measured as a residual, the excess of the consideration transferred plus the fair value of the non controlling interest at the acquisition date, over the fair values of the net assets acquired.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents include amounts invested in a money market account with a financial institution.  Cash equivalents are carried at cost, which approximates fair value.

Goodwill

Goodwill is tested for impairment on an annual basis in accordance with the authoritative guidance for goodwill. Additionally, goodwill is tested in the interim if events and circumstances indicate that goodwill may be impaired. The events and circumstances that are considered include business climate, legal factors, operating performance indicators and competition. Impairment of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and the carrying amount of the goodwill of that reporting unit. If the carrying amount of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess of carrying value over fair value. If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a non-cash impairment charge that could have a material impact on the financial results. As of March 31, 2010, the Company recorded no impairment of goodwill.

Revenue Recognition

The Company recognizes product and service revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred or service has been provided, (3) the selling

1.           Summary of Significant Accounting Policies (continued)

price is fixed or determinable and (4) collection is reasonably assured.  Delivery is considered to have occurred when title and risk of loss have transferred to the customer.  The price is considered fixed or determinable when it is not subject to refund or adjustments.  Outbound shipping and handling charges are included in net sales.

Foreign Currency Translation

All assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income gains and losses resulting from foreign currency transactions are reflected in the income statement.

Concentration of Credit Risk

The Company, at times, maintains cash balances in excess of the federally insured limit of $250,000 per institution.  In December 2008, the Company’s bank entered into the FDIC Temporary Liquidity Guarantee Program, which eliminated the ceiling on federally insured deposits.  The Company had no uninsured balance as of March 31, 2010, or December 31, 2009.

The Company maintains balances in a Money Market Fund that is not federally insured.  Balances in this fund were $616,699 and $71,863 at March 31, 2010, and December 31, 2009, respectively.

The Company had unsecured available-for-sale investment with a fair value of $230,013 at March 31, 2010, and December 31, 2009, respectively.

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of March 31, 2010, 83.5% of H&H Glass’s Accounts Receivable were attributable to three customers. As of December 31, 2009, 77.0% of H&H Glass’s Accounts Receivable were attributable to three customers. At March 31, 2010 and December 31, 2009 H&H Glass had a reserve for doubtful accounts of $0 and $0, respectively.

At March 31, 2010, EZ Link Holdings, Ltd had a reserve for doubtful accounts of $4,471 and $0, respectively.

In general the Company will reserve a receivable amount based one of the following reasons;

1) If the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount; and

2) If the customer rejects the product and the reject is due to a Company error, a reserve will be established.

H&H Glass purchased 100% of its glass from one vendor in the three month period ending March 31, 2010 and 2009.  During the three-month period ending March 31, 2010 and 2009, H&H Glass purchased $3,884,289 and $1,877,502 of products from this vendor, respectively.  This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are

1.           Summary of Significant Accounting Policies (continued)

not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass has begun to seek and use additional suppliers.

Non controlling Interest

The Company’s accounts for its non controlling interest of 49% in EZ Link Holdings, Ltd. in the condensed consolidated financial statements classified as a separate component of equity. In addition, net earnings, and components of other comprehensive income are attributed to both the Company and non controlling interest.

Net Earnings/(Loss) per Share

Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year divided by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  ASC Topic 820-10, “Fair Value Measurements,” requires certain disclosures regarding the fair

1.           Summary of Significant Accounting Policies (continued)

value of financial instruments.  For certain of the Company’s financial instruments, including cash and cash equivalents, investment securities, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The carrying valus of notes payable are reasonable estimates of fair value at the balance date.

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

Fair Value of Financial Instruments - continued

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

Comprehensive Income (Loss)

The Company reports and displays comprehensive income and its components in a full set of general-purpose condensed consolidated financial statements. The Company’s unrealized gain of $8,673 and $0 for the periods ended March 31, 2010 and 2009, respectively, relate to the translation of financial statements from New Taiwan Dollar to US Dollars. The Company also recorded an unrealized loss of $0 and unrealized gain of $15,742 on investments available for sale for the three months ended March 31, 2010 and 2009, respectively.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06 to improve disclosures about fair value measurements. ASU 2010-6 clarifies certain existing disclosures and requires new disclosure regarding significant transfers in and out of Level 1 and Level 2 of fair value measurements and the reasons for the transfer. The amendments in

1.           Summary of Significant Accounting Policies (continued)

ASU 2010-06 will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal periods.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present condensed consolidated financial statements.

2.           Preferred Stock Transactions

As of January 1, 2010 pursuant to the purchase agreement for 51% ownership in EZ Link Holdings Ltd., approximately one half of the purchase price amount $400,000 was paid in Series B convertible preferred shares of IPL Group, Inc. at a per share value of $1.00, or 400,000 shares.

Description of the Series B Convertible Preferred Stock

The Preferred shares are convertible into common shares on a 1:1 ratio at a fixed rate of $1 per share.  Preferred shares have no voting rights, have no redemption rights and earn no dividends.

The Preferred Shares shall be convertible into common shares in two equal traunches, the first being upon completion and receipt of the year ending December 31, 2010, financials if all of the following performance targets are met by EZ Link:

(a) Maintain revenues and before tax earnings same as the prior 12 month period; and
(b) Maintained a positive cash flow from operations over the prior 12 month period.

The second traunch of the Preferred Shares shall be convertible after the second 12 month period, i.e. the year ending December 31, 2011, if all of the following performance targets are met by EZ Link:

(a) 5% increase in revenues and 1% before tax earnings over the prior 12 month period; and
(b) Maintained a positive cash flow from operations over the prior 12 month period.

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

The Company determined that the preferred shares are not mandatorily redeemable and are properly classified as permanent equity in the accompanying condensed consolidated financial statements.

3.           Common Stock Transactions

Common stock transactions during the three months ending March 31, 2010:

As of January 1, 2010, pursuant to the purchase agreement for 51% ownership in EZ Link Holdings Ltd., approximately one half of the purchase price amount $457,143 was paid in common shares of IPL Group, Inc. at a per share value of $1.00., or 457,143 shares.

4.           Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $55,125 and $92,500 for the three-month periods ended March 31, 2010 and 2009, respectively.

Mr. Allen Lin advanced the Company $4,000 during the three months ended March 31, 2010.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $14,000 and $13,375 for the three-month periods ended March 31, 2010 and 2009, respectively.

Steven Westlund

For the three-month periods ending March 31, 2010 and 2009, Mr. Westlund, the Company’s Chief Executive Officer and acting Chief Financial Officer, was paid $1,500 and $1,500 respectively in cash for Director fees.

William Gresher

For the three-month periods ending March 31, 2010 and 2009, Mr. Gresher, a member of the Board of Directors, was paid $1,500 and $1,500 respectively in cash for Director fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation.  EZ Link rents its offices from Easy Global Company, Ltd.  During the three months ended March 31, 2010, EZ Link paid $10,738 to Easy Global Company for rent expense.

5.           Property and Equipment

The Company’s property and equipment at March 31, 2010 and December 31, 2009, consisted of the following:

	2010	2009
Furniture and fixtures	$14,552	$14,552
Computers and equipment	140,525	23,452
	155,077	38,004
Less accumulated depreciation	(131,922)	(34,914)
Total	$23,155	$3,090

The Company recorded depreciation expense for the three-month period ending March 31, 2010 and 2009, of $2,724 and $1,133, respectively.

6.           Commitments and Contingencies

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space for its headquarters.  The lease began on January 1, 2005, and was renewed on September 1, 2008 and expires on August 31, 2013.  As of March 31, 2010, total monthly base rent is $8,554 per month.

EZ Link rents 2,388 square feet of office space for its headquarters.  The lease began on October 1, 2008, and was renewed in September 2009.  The lease is renewed annually.  As of March 31, 2010, total base monthly rent is $11,275 per month.

Future minimum payments on operating leases for fiscal years following March 31, 2010, are:

Year ended December 31,
2010	100,736
2011	107,483
2012	111,245
2013	75,874

$395,338

The Company recorded rent expense for the three-month period ending March 31, 2010 and 2009 of $41,966 and $11,925, respectively.

7.           Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period.  The Company’s Convertible Preferred Shares constituted potentially dilutive securities as of March 31, 2010.  Earnings per share at March 31, 2010, is calculated using the number of common shares issued to effect the business combination as being outstanding during the entire period.

7.           Earnings per Share - continued

Earnings (loss) per share of common stock are calculated as follows: Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended March 31,
	2010	2009
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to common stockholders	$30,437	$(93,797)

Weighted average common shares outstanding	4,961,357	4,504,214

Basic earnings/(loss) per share of common stock	$0.01	$(0.02)

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to common stockholders	$30,437	$(93,797)

Weighted average common shares outstanding	4,961,357	4,504,214
Effect of dilutive securities:

Convertible preferred stock	1,374,730	-
Weighted average common shares outstanding after effect of dilutive securities	6,336,087	4,504,214

Diluted earnings/(loss) per share of common stock	$0.01	$(0.02)

The preferred shares have not been included in the determination of earnings (loss) per share as they were anti-dilutive for the three months ended March 31,  2009.

8.               Acquisition of EZ Link Holdings, Ltd.

In March 2009, International Packaging and Logistics Group, Inc. (“IPL Group Inc.”)  announced the acquisition of EZ Link Corporation,(“EZ Link”), which is a logistics company headquartered in Taiwan. EZ Link was established in July 2003 under the laws of Taiwan, Republic of China.  The transaction structure exposed the EZ Link shareholders to a potential tax liability and as a result the transaction was halted.  Subsequently the structure has been revised whereby EZ Link Holdings, Ltd., a company organized under the laws of the British Virgin Islands, controls EZ Link Corporation through a contractual arrangement.  IPL Group, Inc. acquired 51% of EZ Link Holdings Ltd through the issuance of common stock and Series B preferred stock.  Other than the change in the acquiree all the basic terms of the original transaction remain the same.  EZ Link is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.

Capitalization of Purchase Price

(a) Approximately one half of the Purchase Price amount $457,143 was paid in common shares of the Company as of the closing date based on a per share value of $1.00.

(b) Approximately one half of the Purchase Price amount $400,000 was paid in Series B Convertible Preferred Shares which will be convertible into shares of the Company’s common shares on a one for one basis.  The preferred shares were valued at $1.00 per share and are convertible pursuant to the terms and conditions specified in the acquisition agreement.

8.               Acquisition of EZ Link Holdings, Ltd. - continued

The results of EZ Link Corporation’s operations have been included in the unaudited consolidated financial statement since the date of acquisition

The following table presents the allocation of the acquisition:

Cash and cash equivalents	$297,001
Accounts receivable	547,295
Other current assets	173,714
Property and Equipment	22,478
Deposits	18,654
Prepaid expenses	26,913

Total Assets	1,086,055

Accounts payable and accrued expenses	540,461
Other current liabilities	37,603
Notes payable	123,044
Total Liabilities	701,108
Goodwill	1,295,726
Net Assets Acquired	$1,680,673
Fair value of common stock	$457,143
Fair value of Series B preferred stock	400,000
Fair value of non controlling interest	823,530
Fair value of Net Assets Acquired	$1,680,673

The capital stock of the EZ Link Holdings, Ltd. consists of 50,000 authorized shares of common stock, $1.00 par value, of which 24,500 shares were issued and outstanding at December 31, 2009. EZ Link Holdings, Ltd. sold 51% of its shares, or 25,500 common shares to IPL Group., EZ Link Holdings, Ltd is a majority owned subsidiary of IPL Group.  Since the Company acquired a 51% controlling interest, the remaining 49% is accounted for as non controlling interest.

Per Accounting Standard Codification topic 805, Business Combinations, the assets and liabilities acquired were allocated at fair value of the shares issued. This statement requires the Company to recognize goodwill as of the acquisition date, measured as a residual, the excess of the consideration transferred plus the fair value of the non controlling interest at the acquisition date, over the fair values of the net assets acquired.

8.              Acquisition of EZ Link Holdings, Ltd. - continued

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of EZ Link Holdings Ltd, Inc. had occurred at January 1, 2009.

March 31,
2009

Revenues	$4,352,616
Cost of goods sold	(3,882,034)
Gross Profit	470,582
Operating Expenses	575,675
Net loss from operations	(101,987)
Net loss	(24,466)
Net loss per share	$(0.01)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the  acquisitions  been consummated as of that time, nor is it intended to be a projection of future results.

9.            Segment Reporting

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the three months ended March 31, 2010:

	Packaging	Logistics	Total

Revenue	$4,881,182	$2,004,420	$6,885,602
Operating Income	28,277	(4,264)	24,013
Total Assets	5,378,628	1,156,394	6,535,022
Capital Expenditures	0	0	0
Interest Income	0	403	403
Interest Expense	0	0	0
Depreciation	$862	$1,862	$2,724

International Packaging and Logistics Group, Inc.
and Subsidiaries
March 31, 2010

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

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In addition, as of January 1, 2010, International Packaging and Logistics Group, Inc., (“IPL Group Inc.”), acquired a majority interest in EZ Link Holdings, Ltd., company organized under the laws of the British Virgin Islands on December 18, 2009, which controls EZ Link Corporation, a logistics company headquartered in Taiwan.  EZ Link was established in July 2003 under the laws of Taiwan, Republic of China. EZ Link Holdings, Ltd. consolidates  EZ Link under ASC Topic 810 (FIN 46R) as it controls EZ Link through a management contract.  EZ LINK is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.

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
• Integrate our new logistics business into our overall plan

Long Term

• Expand our service into other areas such as Europe and Australia through the same supplier channel. Our existing business model copies to other markets naturally.
• Expand the client base and areas of service of our logistics business.

Results of Operations

Three months ending March 31, 2010 and 2009

Revenue:

For the three months ending March 31, 2010 and 2009, revenues were approximately $6,885,602 and $2,506,245 respectively, for an increase of $4,379,357 (174.7%) over the same period in 2009.  The increase in revenue is a mainly due to two factors; 1) an increase in packaging revenue of $2,374,937 (94.8%) due to an upturn in the worldwide economy and as a result of our customers had to replenish their inventory levels which was keep at a low level due to the global recession and 2) $2,004,420 of revenue from our logistics line of business acquired in January 2010 (no equivalent revenues in 2009).

Cost of Goods Sold:

Cost of goods sold for the three months ending March 31, 2010 and 2009 were $6,315,419 and $2,391,556 respectively, for an increase of $3,923,863 (164.1%) over the same period in 2009. This increase consists of an increase in packaging cost of goods sold of $2,188,681 (91.5%) which was a direct result of the increase in sales, plus $1,735,182 in cost of goods sold related to the logistics business acquired in January 2010 (no equivalent costs in 2009).

Gross Profit:

Gross profit was $570,183 and $114,689 for the three months ending March 31, 2010 and 2009, an increase of $455,494 (397.2%) over the same period in 2009.   The gross profit margin as a percent of sales for the three months ending March 31, 2010 and 2009 was 8.3% and 4.6 % respectively for an increase of 3.7%.  The increase is a result of a 13.4% gross profit percent from the logistics business offset by a lower gross profit percent from the packaging business of 6.2%.

Operating Expenses:

Operating expenses for the three month periods ended March 31, 2010 and 2009 were $518,862 and $284,238 respectively for an increase of $234,624 (81.5%) from the same period prior year.  These differences in operating expenses were mostly attributable to the following:

Three months ending:	3/31/2009	3/31/2010	$ VAR	% VAR
Salaries & Related Expense	$161,887	$277,919	$116,032	71.7%	Decrease in Salary Bonus paid offset by salary increases in 2009
					plus $165,832 in acquired EZ Link salary expense
Employee Welfare	$0	$16,029	16,029	100.0%	Acquired EZ Link expense of $16,029
Retirement expense	$0	$6,883	6,883	100.0%	Acquired EZ Link expense of $6,883
Rent	11,925	41,966	30,041	251.9%	New lease in 2009
					plus $16,067 in acquired EZ Link lease
Insurance	30,041	32,326	2,285	7.6%	Insurance based on prior year revenue which was lower
					offset by $12,488 in acquired EZ Link insurance expense
Entertainment	1,200	19,711	18,511	1542.6%	Acquired EZ Link expense of $19,602
Travel Expense	38,119	58,131	20,012	52.5%	Increased travel in 2010
Misc Other	41,066	65,897	24,831	53.2%	Miscellaneous other items

Total Expenses	$284,238	$518,862	$234,624	82.5%

Other Income (Expenses):

Interest income for the three months ended March 31, 2010 and 2009 was $403 and $551 respectively for a decrease of $148 (26.9%) from the same period prior year.

Liquidity and Capital Resources

Cash flow generated in operations for the three months ending March 31, 2010 amounted to $337,825, which mainly consisted the following: 1) Increase in accounts receivable of $506,412, 2) decrease in deferred assets of $29,221, 3)depreciation expense of $2,724, 4) increase in accounts payable and accrued expenses of $778,297, offset by the net income of $28,277.

Cash flow generated by investing activities was $297,001 which is the cash acquired from the purchase of EZ Link Holdings Ltd.

Cash flows provided by financing activities consisted of an advance from its shareholders of $(107,470) which consisted of $111,470 of payments on notes payable, offset by an advance from its shareholder of $4,000.

On March 31, 2010 the Company had total assets of $6,535,022 compared to $3,445,463 on December 31, 2009, an increase of $3,089,559 or 89.7%.  The Company had total stockholders’ equity of $3,076,446 on March 31, 2010, compared to stockholders’ equity of $1,358,823 on December 31, 2009, an increase of $1,717,623 (126%).  As of March 31, 2010 the Company's working capital position increased by $388,356 (34.3%) from working capital of $1,132,977 at December 31, 2009 to working capital of $1,521,333 at March 31, 2010.  $356,137 of the increase in working capital is from the acquisition of EZ Link Holdings, Ltd.

Capital Resources

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed by, and under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a resulted of identified material weakness in our financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated  Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this quarterly report.

IDENTIFIED MATERIAL WEAKNESS

 A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of March 31, 2010:

•	We lack an effective period-end financial statement reconciliation process to transition from Taiwan Accounting Standards to U.S. Generally Accepted Accounting Principles (“GAAP”).
•	We lack formal guidance or checklist of procedures to facilitate the reconciliation of the financial statements reported under Taiwan accounting standards to GAAP.

MANAGEMENT'S REMEDIATION INITIATIVES

We are undertaking the remedial measures to establish effective disclosure controls and procedures and internal control over financial reporting, including improving the supervision and training of our accounting staff to understand and implement accounting requirements, policies and procedures for the accounting of variable interest entities. We are reviewing the qualifications of qualified GAAP consultants who can work with the Company’s Chief Financial Officer and Taiwan accounting team to indentify GAAP related issues and help evaluate and address such issues before they present problems in reporting in the United States. We are planning to utilize a qualified consultant on an on-going basis. We also appointed an independent director who is knowledgeable in US GAAP to our board of directors and as an audit committee member and he will be involved in monitoring the internal audit functions within the Company. The remediation initiatives are an ongoing process of establishing and meeting recording and reporting milestones that are designed to provide an effective system of internal control over financial reporting. We expect to have the system fully operational within the current fiscal year. Until then, executive and financial management is closely scrutinizing the recording and reporting of all material financial transactions.

In light of the identified material weaknesses, management, performed (1) significant additional substantive review of those areas described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-Q fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

Changes in Internal Controls

There has been no additional changes except for what is discussed above in our internal control over financial reporting during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

None

ITEM 2                             Unregistered Sales of Equity Securities and Use of Proceeds

           As of January 1, 2010 pursuant to the purchase agreement for 51% ownership in EZ Link Holdings Ltd., one half of the purchase price amount $457,143 was paid in common shares of IPL Group, Inc. at a per share value of $1.00, or 457,143 shares.  Such shares shall bear the appropriate restrictions.

As of January 1, 2010 pursuant to the purchase agreement for 51% ownership in EZ Link Holdings Ltd., one half of the purchase price amount $400,000 was paid in Series B convertible preferred shares of IPL Group, Inc. at a per share value of $1.00, or 400,000 shares.  Such shares contained the appropriate restrictions.

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
(Registrant)

Dated:  June 2, 2010                                   By: /s/ Steven  R.Westlund
           Steven Westlund
                                           Chief Executive Officer
       Principal Financial Officer and Director

By: /s/ Allen Lin_________
            Allen Lin, Director
                                            President H&H Glass

By: /s/ William Gresher_________
            William Gresher, Director