Form 10-Q
period 2010-06-30
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2010-08-17
CIK 822997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010 or

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
☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of July 31, 2010 was 4,961,357

International Packaging and Logistics Group, Inc.,
and Subsidiaries

Condensed Consolidated Financial Statements
for the Three and Six Months Ended

June 30, 2010 and 2009

C  O  N  T  E  N  T  S

Unaudited Condensed Consolidated Balance Sheets	1

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income	3

Unaudited Condensed Consolidated Statements of Cash Flows	4

Unaudited Notes to Condensed Consolidated Financial Statements	5 – 27

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
As of June 30, 2010, and December 31, 2009
 (Unaudited)

	30-Jun-10	31-Dec-09
Current Assets
Cash	$928,513	$9,918
Investments-Temporary	248,728	230,013
Accounts receivable (net of reserve for doubtful	5,054,688	2,816,849
accounts of $8,532 and $0, respectively)
Other current assets	170,546	-
Prepaid taxes	162,838	162,838

Total Current Assets	6,565,313	3,219,618

Property, Plant and Equipment (net of accumulated
depreciation of $132,281 and $34,914, respectively)	21,828	3,090
Total Property, plant and equipment (net)	21,828	3,090

Other Assets
Prepaid	23,242	-
Deposits	31,312	10,433
Goodwill	1,295,726	-
Deferred tax assets	183,102	212,323

Total Other Assets	1,533,382	222,756

Total Assets	$8,120,523	$3,445,464

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$4,743,772	$1,777,596
Loans payable - current portion	9,915	-
Note payable - related party	80,000	72,000
Other current liabilities	88,534	-
Accrued liabilities - Kaire Holdings	237,045	237,045

Total Current Liabilities	5,159,266	2,086,641

Commitments and contingencies	-	-

See accompanying notes

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares	98	98
authorized, 974,730 Series A issued and outstanding
400,000 Series B issued and outstanding	40	-
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,961,357 and 4,504,214 issued and outstanding	4,961	4,504
respectively
Additional paid-in capital	2,202,877	1,346,231
Accumulated other comprehensive income	99,091	58,246
Accumulated deficit	(169,340)	(50,256)

Total IPLO Stockholders' Equity	2,137,727	1,358,823

Non controlling interest	823,530	-

Total Stockholders' Equity	2,961,257	1,358,823

Total Liabilities and Stockholders' Equity	$8,120,523	$3,445,464

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Operations And Comprehensive Income
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Revenues
Packaging	$11,392,526	$6,603,869	$6,511,344	$4,097,624
Logistics	4,619,589	-	2,615,169	-

Total Revenue	16,012,115	6,603,869	9,126,513	4,097,624

Cost of Goods Sold
Packaging	10,916,442	6,190,357	6,336,205	3,798,801
Logistics	4,065,340	-	2,330,158

Total Cost of Goods Sold	14,981,782	6,190,357	8,666,363	3,798,801

Gross Profit	1,030,333	413,512	460,150	298,823

Operating Expenses
Administrative expenses	483,306	212,920	283,074	102,494
Rent	84,505	24,323	42,539	12,398
Salaries and wages	561,363	267,034	283,444	105,147

Total Operating Expenses	1,129,174	504,277	609,057	220,039

Income (loss) from Operations	(98,841)	(90,765)	(148,907)	78,784

Other Income
Interest income (expense)	502	696	99	145
Other income	962	-	912	-
Rent Income	2,689	-	1,794	-

Total Other Income	4,153	696	2,805	145

Net Income (Loss) before Income Taxes	(94,688)	(90,069)	(146,102)	78,929

Income tax (expense) benefit	(24,392)	30,623	-	(26,836)

Net Income (Loss) available to common	(119,080)	(59,446)	(146,102)	52,093
shareholder

Less: Net loss attributable to non controlling interest	(1,856)	-	304	-

Net Income (Loss) attributable to IPLO	(120,936)	(59,446)	(145,798)	52,093

Comprehensive Income
Unrealized gain on investments	18,715	15,742	18,715	-
Gains (loss) on currency exchange	20,041	-	10,113	-

Comprehensive Income/(Loss)	$(80,324)	$(43,704)	$(117,274)	$52,093

Earnings per weighted average share of common stock -
basic	$(0.02)	$(0.01)	$(0.03)	$0.01
Earnings per weighted average share of common stock -
diluted	$(0.02)	$(0.01)	$(0.03)	$0.01
Weighted average shares outstanding - basic	4,961,357	4,504,214	4,961,357	4,504,214
Weighted average shares outstanding - diluted	4,961,357	4,504,214	4,961,357	5,478,944

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	June 30,	June 30,
	2010	2009
Increase (decrease) in cash and cash equivalents:
Net loss	$(119,080)	$(59,446)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation expense	3,877	2,183
Bad debt	5,833	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,696,313)	2,039,338
Decrease in other current assets	6,839	-
Decrease in income tax refund receivable	-	25,091
Increase in prepaid taxes	-	(154,740)
Decrease in deposits	-	6,495
(Increase) decrease in deferred tax asset	29,221	(30,623)
Decrease in income taxes payable	-	(93,260)
Increase in other current liabilities	50,931	-
(Decrease) increase in accounts payable and accrued expenses	2,425,718	(1,390,596)
Net cash provided by operating activities	707,026	344,442

Cash flow from investing activities:
Cash acquired in acquisition of subsidiary	297,001	-
Net cash provided by in investing activities	297,001	-

Cash flow from financing activities:
Proceeds from related party	8,000	-
Payment on loan payable	(113,129)	-
Net cash used in financing activities	(105,129)	-

Effect of currency translation	19,697	-

Net increase (decrease) in cash and cash equivalents	918,595	344,442
Cash and cash equivalents at beginning of period	9,918	64,967
Cash and cash equivalents at end of period	$928,513	$409,409

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$-	$-
Taxes	$-	$248,000

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2010

1.           Summary of Significant Accounting Policies

Organization and Basis of Presentation

These interim condensed consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”).  The interim condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States.  The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated.  The Company’s fiscal year end is on December 31.

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

Operating results for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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
June 30, 2010

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

The Company has concluded that EZ Link Corp is a VIE and that the Company’s 51% owned subsidiary, EZ Link Holdings, absorbs a majority of the risk of loss from the activities of EZ Link Corp.  and enable the Company to receive a majority of its expected residual returns. Accordingly, the Company accounts for EZ Link Corp. as a VIE as of June 30, 2010.

The acquisition of the controlling interest in EZ Link Holdings was performed under purchase accounting.

The condensed consolidated financial statements include the financial statements for the company, its subsidiaries and the variable interest entity, EZ Link Corp. All significant inter-company transactions and balances between the Company, its subsidiaries and the variable interest entity are eliminated upon consolidation.

Country risk

As EZ Link Corp.’s  principal operations are conducted in Taiwan, it is subject to special considerations and significant risks not typically associated with companies in the US. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in Taiwan. The EZ Link Corp.’s results of operations may be adversely affected by changes in the political and social conditions in Taiwan, and by changes in governmental policies with respect to laws and regulations, among other things.

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

The interim condensed consolidated financial statements include the accounts of IPL Group and its subsidiaries (collectively the “Company”).  The Company’s subsidiaries include H&H Glass, Effective Health, Inc. and 51% of EZ Link Holdings, Ltd.  EZ Link Holding’s Ltd. financials statements include the financial statements of EZ Link Corp.

1.           Summary of Significant Accounting Policies (continued)

The accompanying condensed consolidated financial statements at June 30, 2010, include EZ Link Holdings, Ltd., from the January 1, 2010 date of acquisition.  Intercompany accounts and transactions have been eliminated upon consolidation.

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

Goodwill

Goodwill is tested for impairment on an annual basis in accordance with the authoritative guidance for goodwill. Additionally, goodwill is tested in the interim if events and circumstances indicate that goodwill may be impaired. The events and circumstances that are considered include business climate, legal factors, operating performance indicators and competition. Impairment of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and the carrying amount of the goodwill of that reporting unit. If the carrying amount of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess of carrying value over fair value. If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the goodwill, the revision could result in a non-cash impairment charge that could have a material impact on the financial results. As of June 30, 2010, the Company recorded no impairment of goodwill.

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

1.           Summary of Significant Accounting Policies (continued)

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

Concentration of Credit Risk

The Company, at times, maintains cash balances in excess of the federally insured limit of $250,000 per institution.  In December 2008, the Company’s bank entered into the FDIC Temporary Liquidity Guarantee Program, which eliminated the ceiling on federally insured deposits.  The Company had no uninsured balance as of June 30, 2010, or December 31, 2009.

At June 30, 2010, EZ Link Corp. had a cash balance of $367,171 of which none of this balance was insured.

The Company maintains balances in a Money Market Fund that is not federally insured.  Balances in this fund were $504,220 and $71,863 at June 30, 2010, and December 31, 2009, respectively.

The Company had unsecured available-for-sale investment with a fair value of $248,728 and $230,013 at June 30, 2010 and December 31, 2009, respectively.

Accounts receivable are typically unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.  As of June 30, 2010, 79.5% of H&H Glass’s Accounts Receivable were attributable to three customers.  As of December 31, 2009, 77.0% of H&H Glass’s Accounts Receivable were attributable to three customers.  At June 30, 2010 and December 31, 2009 H&H Glass had a reserve for doubtful accounts of $0 and $0 respectively.

At June 30, 2010 and December 31, 2009, EZ Link Holdings, Ltd had a reserve for doubtful accounts of $8,532 and $0, respectively.

In general the Company will provide for an allowance for doubtful accounts on a customer receivable if the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount.

H&H Glass purchased 100% of its glass from one vendor in the three- and six- month period ending June 30, 2010 and 2009.  During the three-month period ending June 30, 2010 and 2009, H&H Glass purchased $5,184,289 and $3,204,644 of products from this vendor, respectively.  During the six-month period ending June 30, 2010 and 2009, H&H Glass purchased $9,080,044 and $5,119,808 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass has begun to seek and use additional suppliers.

1.           Summary of Significant Accounting Policies (continued)

Non controlling Interest

The Company accounts for its non controlling interest of 49% in EZ Link Holdings, Ltd. in the condensed consolidated financial statements classified as a separate component of equity. In addition, net earnings, and components of other comprehensive income are attributed to both the Company and non controlling interest.

Net Earnings/(Loss) per Share

Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year.  Basic earnings per share is computed as net loss applicable to common
Stockholders’ divided by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive.

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

1.           Summary of Significant Accounting Policies (continued)

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1.  The total amount of the Company’s investment classified as Level 3 is $248,728.

Comprehensive Income (Loss)

The Company reports and displays comprehensive income and its components in a full set of general-purpose condensed consolidated financial statements. The Company’s unrealized gain of $10,113 and $0 for the three month periods ended June, 2010 and 2009, respectively and $20,041 and $0 for the six month periods ended June, 2010 and 2009, respectively, relate to the translation of financial statements from New Taiwan Dollar to US Dollars. The Company also recorded an unrealized gain of $18,715 and $0 for the three months ended June 30, 2010 and 2009, respectively and $18,715 and $15,742 for the six months ended June 30, 2010 and 2009, respectively on investments available for sale.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06 to improve disclosures about fair value measurements. ASU 2010-6 clarifies certain existing disclosures and requires new disclosure regarding significant transfers in and out of Level 1 and Level 2 of fair value measurements and the reasons for the transfer. The amendments in ASU 2010-06 will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal periods.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present condensed consolidated financial statements.

2.           Preferred Stock Transactions

As of January 1, 2010 pursuant to the purchase agreement for 51% ownership in EZ Link Holdings Ltd., a portion of the purchase price amount $400,000 was paid in Series B convertible preferred shares of IPL Group, Inc. at a per share value of $1.00 or 400,000 shares.

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

2.           Preferred Stock Transactions (continued)

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

3.           Common Stock Transactions

Common stock transactions during the six months ending June 30, 2010:

As of January 1, 2010, pursuant to the purchase agreement for 51% ownership in EZ Link Holdings Ltd., approximately one half of the purchase price amount $457,143 was paid in common shares of IPL Group, Inc. at a per share value of $1.00., or 457,143 shares.

During the six months ending June 30, 2009 no stock was issued.

4.           Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $55,125 and $52,500 for the three-month periods ended June 30, 2010 and 2009, respectively and $110,250 and $145,000 for the six-month periods ended June 30, 2010 and 2009, respectively.

Mr. Allen Lin advanced the Company $4,000 and $8,000 during the three and six months ended June 30, 2010 respectively.

4.           Related Party Transactions (continued)

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $14,000 and $13,375 for the three-month periods ended June 30, 2010 and 2009, respectively and $28,000 and 26,750 for the six-month periods ended June 30, 2010 and 2009, respectively.

Steven Westlund

For the three-month periods ending June 30, 2010 and 2009, Mr. Westlund, the Company’s Chief Executive Officer and acting Chief Financial Officer, was paid $1,500 and $1,500 respectively in cash for Director fees.

For the six- month periods ending June 30, 2010 and 2009, Mr. Westlund, the Company’s Chief Executive Officer and acting Chief Financial Officer, was paid $3,000 and $3,000 respectively in cash for Director fees.

William Gresher

For the three-month periods ending June 30, 2010 and 2009, Mr. Gresher, a member of the Board of Directors, was paid $1,500 and $1,500 respectively in cash for Director fees.

For the six - month periods ending June 30, 2010 and 2009, Mr. Gresher, a member of the Board of Directors, was paid $3,000 and $3,000 respectively in cash for Director fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation.  EZ Link rents its offices from Easy Global Company, Ltd.  During the three and six months ended June 30, 2010, EZ Link paid $10,773 and $21,511 respectively to Easy Global Company for rent expense.

5.           Property and Equipment

The Company’s property and equipment at June 30, 2010 and December 31, 2009, consisted of the following:

	2010	2009
Furniture and fixtures	$14,552	$14,552
Computers and equipment	139,557	23,452
	154,109	38,004
Less accumulated depreciation	(132,281)	(34,914)
Total	$21,828	$3,090

The Company recorded depreciation expense for the six-month period ending June 30, 2010 and 2009, of $3,877 and $2,183, respectively.

6.           Commitments and Contingencies

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space for its headquarters.  The lease began on January 1, 2005, and was renewed on September 1, 2008 and expires on August 31, 2013.  As of June 30, 2010, total monthly base rent is $8,554 per month.

EZ Link rents 2,388 square feet of office space for its headquarters.  The lease began on October 1, 2008, and was renewed in September 2009.  The lease is renewed annually.  As of June 30, 2010, total base monthly rent is $11,275 per month.

Future minimum payments on this lease for fiscal years following June 30, 2010, are:

Year ended December 31,
2010 (remaining six months)	$89,479
2011	107,483
2012	111,245
2013	75,874
$384,081

7.           Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period.  The Company’s Convertible Preferred Shares constituted potentially dilutive securities as of June 30, 2010.  Earnings per share at June 30, 2010, is calculated using the number of common shares issued to effect the business combination as being outstanding during the entire period.

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended June 30,
	2010	2009
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings(loss) available to common stockholders	$(146,102)	$52,093

Weighted average common shares outstanding	4,961,357	4,504,214
Basic earnings per share of common stock	$(0.03)	$0.01

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to common stockholders	$(146,102)	$52,093

Weighted average common shares outstanding	4,961,357	4,504,214
Effect of dilutive securities:
Options	-	-
Convertible preferred stock	-	974,730
Weighted average common shares outstanding after effect of dilutive securities	4,961,357	5,478,944

Diluted earnings per share of common stock	$(0.03)	$0.01

7.           Earnings per Share (continued)

	For the Six Months Ended June,
	2010	2009
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to common stockholders	$(119,080)	$(59,446)

Weighted average common shares outstanding	4,961,357	4,504,214

Basic earnings/(loss) per share of common stock	$(0.02)	$(0.01)

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to common stockholders	$(119,080)	$(59,446)

Weighted average common shares outstanding	4,961,357	4,504,214
Effect of dilutive securities:
Options	-	-
Convertible preferred stock	-	-
Weighted average common shares outstanding after effect of dilutive securities	4,961,357	4,504,214

Diluted earnings/(loss) per share of common stock	$(0.02)	$(0.01)

8.               Acquisition of EZ Link Holdings, Ltd.

In March 2009, International Packaging and Logistics Group, Inc. (“IPL Group Inc.”)  announced the acquisition of EZ Link Corporation,(“EZ Link”), which is a logistics company headquartered in Taiwan. EZ Link was established in July 2003 under the laws of Taiwan, Republic of China.  The transaction structure exposed the EZ Link shareholders to a potential tax liability and as a result the transaction was halted.  Subsequently the structure has been revised whereby EZ Link Holdings, Ltd., a company organized under the laws of the British Virgin Islands, controls EZ Link Corporation through a contractual arrangement.  IPL Group, Inc. acquired 51% of EZ Link Holdings Ltd through the issuance of common stock and Series B preferred stock.  Other than the change in the acquiree all the basic terms of the original transaction remained the same.  EZ Link is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.

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

8.               Acquisition of EZ Link Holdings, Ltd. (continued)

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

The capital stock of the EZ Link Holdings, Ltd. consists of 50,000 authorized shares of common stock, $1.00 par value, of which 24,500 shares were issued and outstanding at December 31, 2009. EZ Link Holdings, Ltd. sold 51% of its shares, or 25,500 common shares to IPL Group., EZ Link Holdings, Ltd becamea majority owned subsidiary of IPL Group.  Since the Company acquired a 51% controlling interest, the remaining 49% is accounted for as non controlling interest.

Per Accounting Standard Codification topic 805, Business Combinations, the assets and liabilities acquired were allocated at fair value of the shares issued. This statement requires the Company to recognize goodwill as of the acquisition date, measured as a residual, the excess of the consideration transferred plus the fair value of the non controlling interest at the acquisition date, over the fair values of the net assets acquired

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of EZ Link Holdings Ltd, Inc. had occurred at January 1, 2009.

8.               Acquisition of EZ Link Holdings, Ltd. (continued)

	June 30, 2009	June 30, 2009
	Three months	Six months

Revenues	$6,002,525	$10,355,141
Cost of goods sold	(5,427,276)	(9,309,310)
Gross Profit	575,249	1,045,831
Operating Expenses	463,735	1,039,410
Net income from operations	111,514	6,421
Net income attributable to shareholders’	72,054	45,624
Income attributable to non-controlling interest	(65,591)	(108,257)
Income/(loss) attributable to IPLO	6,463	(62,633)
Other comprehensive income	113,899	131,605
Comprehensive income	185,953	177,229

Net income per share - basic	$0.02	$0.01
Net income per share - diluted	0.01	0.01
Shares used in calculation (basic)	4,504,214	4,504,214
Shares used in calculation (diluted)	5,478,944	5,478,944

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

Following is a summary of segment information for the three months ended June 30, 2010:

	Packaging	Logistics	Total

Revenue	$6,511,761	$2,615,169	$9,126,930
Operating Income (Loss)	(135,383)	(13,524)	(148,907)
Total Assets	6,792,973	1.327,550	8,120,525
Interest Income	13	86	99
Depreciation	$854	$307	$1,161

9.            Segment Reporting (continued)

Following is a summary of segment information for the six months ended June 30, 2010:

	Packaging	Logistics	Total

Revenue	$11,392,943	$4,619,589	$16,012,532
Operating Loss	(78,848)	(19,993)	(98,841)
Total Assets	6,792,973	1,327,550	8,120,525
Interest Income	416	86	502
Depreciation	$1,708	$2,169	$3,877

International Packaging and Logistics Group, Inc.
and Subsidiaries
June 30, 2010

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

Results of Operations

Three and six months ending June 30, 2010 and 2009

Revenue:

For the three months ending June 30, 2010 and 2009, revenues were approximately $9,126,513 and $4,097,624 respectively, for an increase of $5,028,889 (122.7%) over the same period in 2009. The increase in revenue is a mainly due to two factors; 1) an increase in packaging revenue of $2,414,137 (58.98%) due to an upturn in the worldwide economy and as a result of our customers had to replenish their inventory levels which was keep at a low level due to the global recession and 2) $2,615,169 of revenue from our logistics line of business acquired in January 2010 (no equivalent revenues in 2009).  Our revenues for the six months ending June 30, 2010 and 2009 were $16,012,115 and $6,603,869 respectively, for an increase of $9,408,246 (142.5%) over the same period in 2009.   The increase in revenue is a mainly due to two factors; 1) an increase in packaging revenue of $4,789,074 (72.5%) due to an upturn in the worldwide economy and as a result of our customers had to replenish their inventory levels which was keep at a low level due to the global recession and 2) $4,619,589 of revenue from our logistics line of business acquired in January 2010 (no equivalent revenues in 2009).

Cost of Goods Sold:

Cost of goods sold for the three months ending June 30, 2010 and 2009 were $8,666,363 and $3,798,801 respectively, for an increase of $4,867,562 (128.1%) over the same period in 2009. This increase consists of an increase in packaging cost of goods sold of $2,537,404 (66.8%) which was a direct result of the increase in sales, plus $2,330,158 in cost of goods sold related to the logistics business acquired in January 2010 (no equivalent costs in 2009).  Cost of goods sold for the six months ending June 30, 2010 and 2009 were $14,981,782 and $6,190,357 respectively, for an increase of $8,791,425 (142.0%) over the same period in 2009. This increase consists of an increase in packaging cost of goods sold of $4,726,085 (76.3%) which was a direct result of the increase in sales, plus $4,065,340 in cost of goods sold related to the logistics business acquired in January 2010 (no equivalent costs in 2009)

Gross Profit:

Gross profit was $460,150 and $298,823 for the three months ending June 30, 2010 and 2009, an increase of $161,327 (54.0%) over the same period in 2009.   The gross profit margin as a percent of sales for the three months ending June 30, 2010 and 2009 was 5.0% and 7.3 % respectively for a decrease of 2.3%.  The increase is a result of a 11.2% gross profit percent from the logistics business offset by a lower gross profit percent from the packaging business of 4.2%.  The main reason for the decrease in packaging gross profit percentage is due to an increase in ocean freight of 4.9%.

Gross profit was $1,030,333 and $413,512 for the six months ending June 30, 2010 and 2009, an increase of $617,821 (149.2%) over the same period in 2009.   The gross profit margin as a percent of sales for the six months ending June 30, 2010 and 2009 was 6.4% and 6.3% respectively for an increase of 0.2%.  The decrease is a result of a 10.9% gross profit percent from the logistics business offset by a lower gross profit percent from the packaging business of 2.6%.    The main reason for the decrease in packaging gross profit percentage is due to an increase in ocean freight of 4.9%.

Operating Expenses:

Operating expenses for the three and six month period ended June 30, 2010 and 2009 were $609,057 and $1,129,174 respectively for an increase of $389,018 (176.8%) and $624,897 (123.9%) from the same period prior year.  These differences in operating expenses were mostly attributable to the following:

Three months ending:	6/30/2009	6/30/2010	$ VAR	% VAR
Salaries & Related Expense	$105,147	$260,532	$155,385	147.8%	Acquired EZ Link expense of $102,494
Employee Welfare	-	16,029	16,029	100.0%	Acquired EZ Link expense of $16,029
Retirement expense	-	6,883	6,883	100.0%	Acquired EZ Link expense of $6,883
Rent	12,398	42,539	30,141	243.1%	New lease had negotiated rated credits in 2009
					plus $17,503 in acquired EZ Link lease
Travel Expense	34,688	98,312	63,624	183.4%	Increased travel in 2010
Misc Other	67,663	184,762	117,099	173.1%	Miscellaneous other items includes acquired EZ Link
					as follows: 1) Ins. Premiums $12,323, entertainment
					of $14,332, postage/tele of $6,877 and other of $32,053

Total Expenses	$219,896	$609,057	$389,161	176.8%

Six months ending:	6/30/2009	6/30/2010	$ VAR	% VAR
Salaries & Related Expense	$267,034	$561,363	$294,329	110.2%	Increase in Salary Bonus paid & salary higher in 2009
					plus $165,832 in acquired EZ Link salary expense
Rent	24,323	84,503	60,180	247.4%	New lease had negotiated rated credits in 2009
					plus $33,575 in acquired EZ Link lease
Insurance	57,162	64,744	7,582	13.3%	Insurance based on prior year revenue which was lower
					plus $24,771 in acquires EZ Link insurance expense
Entertainment	4,539	28,977	24,438	538.4%	Acquired EZ Link expense of $28,637
Travel Expense	72,807	148,186	75,379	103.5%	Increased travel in 2010
Misc Other	78,412	241,401	162,989	207.9%	Miscellaneous other items includes acquired EZ Link
					as follows: Postage/tele $13,574, meal expense $10,913,
					employee welfare $19,885, and other expenses $53,393
Total Expenses	$504,277	$1,129,174	$624,897	123.9%

Other Income:

Interest income for the three months ended June 30, 2010 and 2009 was $99 and $145 respectively for a decrease of $46 (31.7%) from the same period prior year.   Interest income for the six months ended June 30, 2010 and 2009 was $502 and $696 respectively for a decrease of $194 (27.9%) from the same period prior year.

Other income was $912 and $962 for the three and six months ended June 30, 2010.  Rental income was $1,794 and $2,689 for the three and six months ended June 30, 2010.  These income items are related to EZ Link and, therefore, the Company had no equivalent income in the prior year.

Liquidity and Capital Resources

Cash flow generated in operations for the six months ending June 30, 2010 amounted to $707,026, which mainly consisted the following: 1) decrease in accounts payable and accrued expenses of $2,425,718, 2) increase in other current liabilities of $50,931, 3) decrease in deferred tax asset  of $29,221  4) depreciation of $3,877, 5) bad debt of $5,833 6) decrease in other current assets of $6,839 offset by 1) increase in accounts receivable $1,696,313 and 2) the net loss of $119,080.

Cash flow generated by investing activities was $297,001 which is the cash acquired from the purchase of EZ Link Holdings Ltd.

Cash flows provided by financing of $(105,129) consisted of $113,129 of payments on notes payable, offset by an advance from its shareholder of $8,000.

On June 30, 2010 the Company had total assets of $8,120,523 compared to $3,445,464 on December 31, 2009, an increase of $4,675,059 or 135.7%.  The Company had total stockholders’ equity of $2,961,257 on June 30, 2010, compared to stockholders’ equity of $1,358,823 on December 31, 2009, an increase of $1,602,434 (117.9%).  As of June 30, 2010 the Company's working capital position increased by $273,070 (24.1%) from working capital of $1,132,977 at December 31, 2009 to working capital of $1,406,047 at June 30, 2010.  $356,137 of the increase in working capital is from the acquisition of EZ Link Holdings, Ltd.

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

Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of June 30, 2010:

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

International Packaging and Logistics Group, Inc.
(Registrant)

Dated:  August 17, 2010                                                                 By: /s/ Steven  R.Westlund
           Steven Westlund
                                 Chief Executive Officer
        Principal Financial Officer and Director

By: /s/ Allen Lin_________
            Allen Lin, Director
                                  President H&H Glass

By: /s/ William Gresher_________
            William Gresher, Director