Form 10-Q
period 2010-09-30
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2010-11-19
CIK 822997

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010 or

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
☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of October 31, 2010 was 4,961,357

International Packaging and Logistics Group, Inc.,
and Subsidiaries

Condensed Consolidated Financial Statements
for the Three and Nine Months Ended

September 30, 2010 and 2009

C  O  N  T  E  N  T  S

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations and Comprehensive Income	3

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	7 – 20

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009
 (Unaudited)

	30-Sep-10	31-Dec-09
Current Assets
Cash	$1,466,307	$9,918
Investments-temporary	-	230,013
Accounts receivable (net of reserve for doubtful	7,086,964	2,816,849
accounts of $5,247 and $0, respectively)
Other current assets	256,888	-
Prepaid taxes	-	162,838

Total Current Assets	8,810,159	3,219,618

Total Property, Plant and Equipment (net)	21,429	3,090

Other Assets
Prepaid expenses	24,328	-
Deposits	31,741	10,433
Contract in place	1,295,726	-
Deferred tax assets	177,909	212,323

Total Other Assets	1,529,704	222,756

Total Assets	$10,361,292	$3,445,464

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$6,787,921	$1,777,596
Short-term loans	95,670	-
Loans payable	33,230	-
Notes payable - related party	80,000	72,000
Other current liabilities	197,347	-
Accrued liabilities - Kaire Holdings	237,045	237,045

Total Current Liabilities	7,431,213	2,086,641

Commitments and contingencies	-	-

See accompanying notes

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares	98	98
authorized, 974,730 Series A issued and outstanding	40	-
400,000 Series B issued and outstanding
Common stock: $0.001 par value, 900,000,000 shares authorized,	4,961	4,504
4,961,357 and 4,504,214 issued and outstanding, respectively
Additional paid-in capital	2,202,877	1,346,231
Accumulated other comprehensive income	12,255	58,246
Accumulated deficit	(113,682)	(50,256)

Total IPLO Stockholders’ Equity	2,106,549	1,358,823

Non controlling interest	823,530	-

Total Stockholders’ Equity	2,930,079	1,358,823

Total Liabilities and Stockholders’ Equity	$10,361,292	$3,445,464

See accompanying notes

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Operations And Comprehensive Income
For the THREE and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Packaging	$18,901,202	$11,306,358	$7,508,676	$4,702,489
Logistics	7,441,040	-	2,821,451	-

Total Revenue	26,342,242	11,306,358	10,330,127	4,702,489

Cost of Goods Sold
Packaging	18,236,970	10,670,113	7,320,528	4,479,756
Logistics	6,576,168	-	2,510,828	-

Total Cost of Goods Sold	24,813,138	10,670,113	9,831,356	4,479,756

Gross Profit	1,529,104	636,245	498,771	222,733

Operating Expenses
Administrative expenses	705,938	354,895	230,821	141,975
Rent	129,149	49,974	44,644	25,651
Salaries and wages	856,414	371,820	295,051	104,786

Total Operating Expenses	1,691,501	776,689	570,516	272,412

Income (Loss) from Operations	(162,397)	(140,444)	(71,745)	(49,679)

Other Income
Interest income (expense)	167	735	(335)	39
Other income	1,714	-	752	-
Rent income	4,331	-	1,642	-
Realized gain on investment	93,038	-	93,038	-

Total Other Income	99,250	735	95,097	39

Net Income (Loss) before Income Taxes	(63,147)	(139,709)	23,352	(49,640)

See accompanying notes

Income tax (expense) benefit	2,246	30,478	34,827	(145)

Net Income (Loss)	(60,901)	(109,231)	58,179	(49,785)

Less: Net loss attributable to non controlling interest	(2,525)	-	(669)	-

Net Income (Loss) attributable to IPLO	(63,426)	(109,231)	57,510	(49,785)

Comprehensive Income
Unrealized gain on investments	(58,246)	33,369	(76,961)	17,627
Gain (loss) on currency exchange	12,255	-	(7,786)	-

Comprehensive Income (Loss)	$(109,417)	$(75,862)	$(27,237)	$(32,158)

Earnings per weighted average share of common stock -
basic	$(0.01)	$(0.02)	$0.01	$(0.01)
Earnings per weighted average share of common stock -
diluted	$(0.01)	$(0.02)	$0.01	$(0.01)
Weighted average shares outstanding - basic	4,961,357	4,504,214	4,961,357	4,504,214
Weighted average shares outstanding - diluted	4,961,357	4,504,214	6,336,087	4,504,214

See accompanying notes

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	September 30,	September 30,
	2010	2009
Increase (decrease) in cash and cash equivalents:
Net income/(loss)	$(60,901)	$(109,231)
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation expense	4,728	2,183
Realized gain on sale of investment	(93,038)	-
Bad debt	2,413	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,725,304)	1,780,245
Increase in other current assets	(83,174)	-
(Increase) decrease in prepaid taxes	162,838	(162,838)
Decrease in income tax refund receivable	-	25,091
Decrease in prepaid expenses	2,585	-
(Increase) decrease in deposits	(2,654)	6,495
(Increase) decrease in deferred tax asset	34,414	(30,478)
Decrease in income taxes payable	-	(93,260)
Increase (decrease) in accounts payable and accrued expenses	4,475,167	(1,455,590)
Increase in other current liabilities	159,278	-
Net cash generated by/(used in) operating activities	876,357	(37,383)

Cash flow from investing activities:
Proceeds from sale of investment	234,800	-
Cash acquired in acquisition of subsidiary	297,001	-
Net cash provided by investing activities	531,081	-

Cash flow from financing activities:
Proceeds from short-term loans	255,120	-
Payments on short-term loans	(159,450)	-
Proceeds from related party advance	8,000	-
Payment on notes payable	(89,814)	-
Net cash provided by financing activities	13,856	-

See accompanying notes

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

Effect of currency translation	34,375	-

Net increase/(decrease) in cash and cash equivalents	1,456,389	(37,383)
Cash and cash equivalents at beginning of period	9,918	64,967
Cash and cash equivalents at end of period	$1,466,307	$27,584

Supplementary disclosures of cash flow information
Cash paid (received) during the year for
Interest	$344	$-
Taxes / (Refund)	$(229,321)	$256,098

See accompanying notes

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010

1.           Summary of Significant Accounting Policies

Organization and Basis of Presentation

These interim condensed consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”).  The interim condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States.  The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated.  The Company’s fiscal year end is on December 31.

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

Operating results for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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
September 30, 2010

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

1.           Summary of Significant Accounting Policies (continued)

Consolidation of variable interest entities

In accordance with ASC Topic 810, “Consolidations,” variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

The Company has concluded that EZ Link Corp is a VIE and that the Company’s 51% owned subsidiary, EZ Link Holdings, absorbs a majority of the risk of loss from the activities of EZ Link Corp.  and enables the Company to receive a majority of its expected residual returns. Accordingly, the Company accounts for EZ Link Corp. as a VIE as of September 30, 2010.

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

Country risk

As the principal operations of EZ Link Holding, Ltd. are conducted in Taiwan, it is subject to special considerations and significant risks not typically associated with companies in the US. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in Taiwan. The EZ Link Holdings results of operations may be adversely affected by changes in the political and social conditions in Taiwan, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, most of the transactions undertaken in Taiwan are denominated in New Taiwan Dollars (NTD), which must be converted into other currencies before remittance out of Taiwan may be considered. Both the conversion of NTD into foreign currencies and the remittance of foreign currencies abroad require the approval of the Taiwan government.

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
September 30, 2010

1.           Summary of Significant Accounting Policies (continued)

The interim condensed consolidated financial statements include the accounts of IPL Group and its subsidiaries (collectively the “Company”).  The Company’s subsidiaries include H&H Glass, Effective Health, Inc. and 51% of EZ Link Holdings, Ltd.

The accompanying condensed consolidated financial statements at September 30, 2010, include EZ Link Holdings, Ltd., from the January 1, 2010 date of acquisition.  Intercompany accounts and transactions have been eliminated upon consolidation.

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

Acquisition Accounting

Per Accounting Standard Codification topic 805, Business Combinations, the assets and liabilities acquired were allocated at fair value of the shares issued. This statement requires the Company to recognize Contact in place as of the acquisition date, measured as a residual, the excess of the consideration transferred plus the fair value of the non-controlling interest at the acquisition date, over the fair values of the net assets acquired.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents include amounts invested in a money market account with a financial institution.  Cash equivalents are carried at cost, which approximates fair value.

Contact in place

Contact in place is tested for impairment on an annual basis in accordance with the authoritative guidance for Contact in place. Additionally, Contact in place is tested in the interim if events and circumstances indicate that Contact in place may be impaired. The events and circumstances that are considered include business climate, legal factors, operating performance indicators and competition. Impairment of Contact in place is evaluated using a two-step process. The first step involves a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and the carrying amount of the Contact in place of that reporting unit. If the carrying amount of the Contact in place of a reporting unit exceeds the fair value of that Contact in place, an impairment loss would be recognized in an amount equal to the excess of carrying value over fair value. If an event occurs that would cause a revision to the estimates and assumptions used in analyzing the value of the Contact in place, the revision could result in a non-cash impairment charge that could have a material impact on the financial results. As of September 30, 2010, the Company recorded no impairment of Contact in place.

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

Concentration of Credit Risk

The Company, at times, maintains cash balances in excess of the federally insured limit of $250,000 per institution.  In December 2008, the Company’s bank entered into the FDIC Temporary Liquidity Guarantee Program, which eliminated the ceiling on federally insured deposits.  During the nine months ended September 30, 2009, the Company’s bank ceased participating in the program, which returned the limit to $250,000 per institution.  The Company had uninsured balances of $103,685 and $0 as of September 30, 2010, and December 31, 2009, respectively.

The Company maintains balances in a Money Market Fund that is not federally insured.  Balances in this fund were $890,259 and $71,863 at September 30, 2010, and December 31, 2009, respectively.

The Company had an unsecured available-for-sale investment with a fair value of $230,013 at December 31, 2009.  During the three months ended September 30, 2010, the Company sold the investment and realized a gain on its investment of $93,038.

Accounts receivable are typically unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.  As of September 30, 2010, 78.4% of H&H Glass’s Accounts Receivable were attributable to three customers.  As of December 31, 2009, 77.0% of H&H Glass’s Accounts Receivable were attributable to three customers.  At September 30, 2010 and December 31, 2009 H&H Glass had a reserve for doubtful accounts of $0 and $0 respectively.

At September 30, 2010 and December 31, 2009, EZ Link Holdings, Ltd had a reserve for doubtful accounts of $5,247 and $0, respectively.

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

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010

1.           Summary of Significant Accounting Policies (continued)

H&H Glass purchased 100% of its glass from one vendor in the three- and nine- month period ending September 30, 2010 and 2009.  During the three-month period ending September 30, 2010 and 2009, H&H Glass purchased $5,966,082 and $3,972,239 of products from this vendor, respectively.  During the nine-month period ending September 30, 2010 and 2009, H&H Glass purchased $15,046,126 and $9,239,337 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass has begun to seek and use additional suppliers.

Non controlling Interest

The Company’s accounts for its non controlling interest of 49% in EZ Link Holdings, Ltd. in the condensed consolidated financial statements classified as a separate component of equity. In addition, net earnings, and components of other comprehensive income are attributed to both the Company and non-controlling interest.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  ASC Topic 820, “Fair Value Measurements and Disclosures,” requires certain disclosures regarding the fair value of financial instruments.  For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

ASC 820 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

ASC 820 prescribes a fair value hierarchy in order to increase consistency and comparability in fair value measurements and related disclosures.  The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1—Valuations based on quoted prices in active markets for identical assets.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010

1.           Summary of Significant Accounting Policies (continued)

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

Comprehensive Income (Loss)

The Company reports and displays comprehensive income and its components in a full set of general-purpose condensed consolidated financial statements. The Company’s unrealized loss of $7,786 and $0 for the three months ended September 30, 2010 and 2009, respectively and a gain of $12,255 and $0 for the nine months ended September 30, 2010 and 2009, respectively, relate to the translation of financial statements from New Taiwan Dollar to US Dollars. The Company also recorded an unrealized gain of $17,627 for the three months ended September 30, 2009, and a gain of $33,369 for the nine months ended September 30, 2009, on investments available for sale.   During the three months ended September 30, 2010, the Company sold its investment and realized a gain of $93,038.

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
September 30, 2010

2.           Preferred Stock Transactions (continued)

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

ASC Topic 480, “Distinguishing Liabilities from Equity,” establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

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

3.           Common Stock Transactions

Common stock transactions during the nine months ending September 30, 2010:

As of January 1, 2010, pursuant to the purchase agreement for 51% ownership in EZ Link Holdings Ltd., approximately one half of the purchase price amount $457,143 was paid in common shares of IPL Group, Inc. at a per share value of $1.00, or 457,143 shares.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010

4.           Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $55,125 and $52,500 for the three months ended September 30, 2010 and 2009, respectively and $165,375 and $197,500 for the nine months ended September 30, 2010 and 2009, respectively.

Mr. Allen Lin advanced the Company $0 and $8,000 during the three and nine months ended September 30, 2010 respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $14,000 and $13,375 for the three months ended September 30, 2010 and 2009, respectively and $42,000 and $40,125 for the nine months ended September 30, 2010 and 2009, respectively.

Steven Westlund

For the three months ending September 30, 2010 and 2009, Mr. Westlund, the Company’s Chief Executive Officer and acting Chief Financial Officer, was paid $1,500 and $1,500, respectively, in cash for Director fees.

For the nine months ending September 30, 2010 and 2009, Mr. Westlund, the Company’s Chief Executive Officer and acting Chief Financial Officer, was paid $4,500 and $4,500 respectively in cash for Director fees.

William Gresher

For the three months ending September 30, 2010 and 2009, Mr. Gresher, a member of the Board of Directors, was paid $1,500 and $1,500 respectively in cash for Director fees.

For the nine months ending September 30, 2010 and 2009, Mr. Gresher, a member of the Board of Directors, was paid $4,500 and $4,500 respectively in cash for Director fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation.  EZ Link rents its offices from Easy Global Company, Ltd.  During the three and nine months ended September 30, 2010, EZ Link paid $11,829 and $32,256, respectively, to Easy Global Company for rent expense.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010

5.           Property and Equipment

The Company’s property and equipment at September 30, 2010 and December 31, 2009, consisted of the following:

	2010	2009
Furniture and fixtures	$14,552	$14,552
Computers and equipment	142,162	23,452
	156,714	38,004
Less accumulated depreciation	(135,285)	(34,914)
Total	$21,429	$3,090

The Company recorded depreciation expense for the nine months ending September 30, 2010 and 2009, of $4,728 and $2,183, respectively.

6.           Commitments and Contingencies

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space for its headquarters.  The lease began on January 1, 2005, and was renewed on September 1, 2008 and expires on August 31, 2013.  As of September 30, 2010, total monthly base rent is $8,554 per month.

EZ Link rents 2,388 square feet of office space for its headquarters.  The lease began on October 1, 2008, and was renewed in September 2009.  The lease is renewed annually.  As of September 30, 2010, total base monthly rent is $3,763 per month.

Future minimum payments on this lease for fiscal years following September 30, 2010, are:

Year ended December 31,
2010	$37,851
2011	141,352
2012	111,245
2013	75,874

$366,322

7.           Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period.  The Company’s Convertible Preferred Shares constituted potentially dilutive securities as of September 30, 2010.  Earnings per share at September 30, 2010, is calculated using the number of common shares issued to effect the business combination as being outstanding during the entire period.

7.           Earnings per Share (continued)

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended September 30,
	2010	2009
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to common stockholders	$57,510	$(49,785)

Weighted average common shares outstanding	4,961,357	4,504,214
Basic earnings per share of common stock	$0.01	$(0.01)

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to common stockholders	$57,510	$(49,785)

Weighted average common shares outstanding	4,961,357	4,504,214
Effect of dilutive securities:
Options	-	-
Convertible preferred stock	1,374,730	-
Weighted average common shares outstanding after effect of dilutive securities	6,336,087	4,504,214

Diluted earnings per share of common stock	$0.01	$(0.01)

	For the Nine Months Ended September,
	2010	2009
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to common stockholders	$(63,426)	$(109,231)

Weighted average common shares outstanding	4,961,357	4,504,214

Basic earnings/(loss) per share of common stock	$(0.01)	$(0.02)

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to common stockholders	$(63,426)	$(109,231)

Weighted average common shares outstanding	4,961,357	4,504,214
Effect of dilutive securities:
Options	-	-
Convertible preferred stock	-	-
Weighted average common shares outstanding after effect of dilutive securities	4,961,357	4,504,214

Diluted earnings/(loss) per share of common stock	$(0.01)	$(0.02)

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010

8.               Acquisition of EZ Link Holdings, Ltd.

In March 2009, International Packaging and Logistics Group, Inc. (“IPL Group Inc.”)  announced the acquisition of EZ Link Corporation (“EZ Link”) which is a logistics company headquartered in Taiwan. EZ Link was established in July 2003 under the laws of Taiwan, Republic of China.  The transaction structure exposed the EZ Link shareholders to a potential tax liability and as a result the transaction was halted.  Subsequently the structure has been revised whereby EZ Link Holdings, Ltd., a company organized under the laws of the British Virgin Islands, controls EZ Link Corporation through a contractual arrangement.  IPL Group, Inc. acquired 51% of EZ Link Holdings, Ltd. through the issuance of common stock and Series B preferred stock.  Other than the change in the acquiree all the basic terms of the original transaction remain the same.  EZ Link is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.

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

The results of EZ Link Corporation’s operations have been included in the unaudited consolidated financial statement since the date of acquisition

The following table presents the allocation of the acquisition:

Cash and cash equivalents	$297,001
Accounts receivable	547,295
Other current assets	173,714
Property and Equipment	22,478
Deposits	18,654
Prepaid expenses	26,913

Total Assets	1,086,055

Accounts payable and accrued expenses	540,461
Other current liabilities	37,603
Notes payable	123,044
Total Liabilities	701,108
Contract in place	1,295,726
Net Assets Acquired	$1,680,673

Fair value of common stock	$457,143
Fair value of Series B preferred stock	400,000
Fair value of non controlling interest	823,530
Fair value of Net Assets Acquired	$1,680,673

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010

8.               Acquisition of EZ Link Holdings, Ltd. (continued)

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

Per Accounting Standard Codification topic 805, Business Combinations, the assets and liabilities acquired were allocated at fair value of the shares issued. This statement requires the Company to recognize Contact in place as of the acquisition date, measured as a residual, the excess of the consideration transferred plus the fair value of the non controlling interest at the acquisition date, over the fair values of the net assets acquired

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of EZ Link Holdings Ltd, Inc. had occurred at January 1, 2009.

	Three months ended September 30, 2009	Nine months ended September 30, 2009

Revenues	$6,262,103	$16,617,244
Cost of goods sold	(5,738,127)	(15,047,437)
Gross Profit	523,976	1,569,807
Operating Expenses	546,610	1,586,020
Net income from operations	(22,634)	(16,213)
Net income	(28,805)	16,819
Net loss per share	$(0.01)	$0.01

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

Following is a summary of segment information for the three months ended September 30, 2010:

	Packaging	Logistics	Total

Revenue	$7,508,676	$2,821,451	$10,330,127
Operating Income	(94,022)	22,277	(71,745)
Total Assets	8,919,032	1,442,260	10,361,292
Capital Expenditures	0	0	0
Interest Income	9	0	9
Interest Expense	0	344	344
Depreciation	$632	$219	$851

Following is a summary of segment information for the nine months ended September 30, 2010:

	Packaging	Logistics	Total

Revenue	$18,901,202	$7,441,040	$26,342,242
Operating Income	(172,870)	10,473	(162,397)
Total Assets	8,919,032	1,442,260	10,361,292
Capital Expenditures	0	0	0
Interest Income	425	86	511
Interest Expense	0	344	344
Depreciation	$2,340	$2,388	$4,728

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2010

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

In addition, as of January 1, 2010, International Packaging and Logistics Group, Inc., (“IPL Group Inc.”), acquired a majority interest in EZ Link Holdings, Ltd. (“EZ Link”), a company organized under the laws of the British Virgin Islands on December 18, 2009, which controls EZ Link Corporation, a logistics company headquartered in Taiwan.  EZ Link was established in July 2003 under the laws of Taiwan, Republic of China. EZ Link Holdings, Ltd. consolidates  EZ Link under ASC Topic 810 (FIN 46R) as it controls EZ Link through a management contract.  EZ Link is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2010

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

Results of Operations

Three and nine months ending September 30, 2010 and 2009

Revenue:

For the three months ending September 30, 2010 and 2009, revenues were $10,330,127 and $4,702,489 respectively, for an increase of $5,627,638 (119.7%) over the same period in 2009. The increase in revenue is a mainly due to two factors; 1) an increase in packaging revenue of $2,806,187 (59.7%) due to an upturn in the worldwide economy and due to customers’ replenishing their inventory levels, which had been kept at low levels due to the global recession and 2) $2,821,451 of revenue from our logistics line of business acquired in January 2010 (no equivalent revenues in 2009).  Our revenues for the nine months ending September 30, 2010 and 2009 were $26,342,242 and $11,306,358 respectively, for an increase of $15,035,884 (133.0%) over the same period in 2009.   The increase in revenue is a mainly due to two factors; 1) an increase in packaging revenue of $7,594,844 (67.2%) due to an upturn in the worldwide economy and due to customers’ replenishing their inventory levels, which had been kept at low levels due to the global recession and 2) $7,441,040 of revenue from our logistics line of business acquired in January 2010 (no equivalent revenues in 2009).

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2010

Cost of Goods Sold:

Cost of goods sold for the three months ending September 30, 2010 and 2009 was $9,831,356 and $4,479,756 respectively, for an increase of $5,351,600 (119.5%) over the same period in 2009. This increase consists of an increase in packaging cost of goods sold of $2,840,727(63.4%) which was a direct result of the increase in sales, plus $2,510,828 in cost of goods sold related to the logistics business acquired in January 2010 (no equivalent costs in 2009).  Cost of goods sold for the nine months ending September 30, 2010 and 2009 was $24,813,138 and $10,670,113 respectively, for an increase of $14,143,025 (132.5%) over the same period in 2009. This increase consists of an increase in packaging cost of goods sold of $7,566,857 (70.9%) which was a direct result of the increase in sales, plus $6,576,168 in cost of goods sold related to the logistics business acquired in January 2010 (no equivalent costs in 2009).

Gross Profit:

Gross profit was $498,771 and $222,733 for the three months ending September 30, 2010 and 2009, respectively, an increase of $276,038 (123.9%) over the same period in 2009.   The gross profit margin as a percent of sales for the three months ending September 30, 2010 and 2009 was 4.8% and 4.7 % respectively for an increase of 0.1%.  The increase is a result of an 11.0% gross profit percent from the logistics business offset by a lower gross profit percent from the packaging business of 2.5%.  The main reason for the decrease in packaging gross profit percentage is due to an increase in the ocean freight of 7.0%.

Gross profit was $1,529,104 and $636,245 for the nine months ending September 30, 2010 and 2009, respectively, an increase of $892,859 (140.3%) over the same period in 2009.   The gross profit margin as a percent of sales for the nine months ending September 30, 2010 and 2009 was 5.8% and 5.6 % respectively for an increase of 0.2%.  The increase is a result of an 11.6% gross profit percent from the logistics business offset by a lower gross profit percent from the packaging business of 3.5%.    The main reason for the decrease in packaging gross profit percentage is due to an increase in ocean freight of 3.9%.

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2010

Operating Expenses:

Operating expenses for the three and nine months ended September 30, 2010 and 2009 were $570,516 and $1,691,501 respectively for an increase of $298,104 (109.4%) and $914,812 (117.8%), repectively, from the same period in the prior year.  These differences in operating expenses were mostly attributable to the following:

Three months ending:	9/30/2009	9/30/2010	$ VAR	% VAR
Salaries & Related Expense	$104,786	$300,372	$195,586	186.7%	Acquired EZ Link expense of $152,180
Rent	25,651	44,644	18,993	74.0%	New lease had negotiated rated credits in 2009
					plus $18,151 in acquired EZ Link lease
Insurance	10,832	27,048	16,216	149.7%	Insurance based on prior year revenue which was lower
					plus $14,332 in acquires EZ Link insurance expense
Meals and Entertainment	2,236	17,706	15,470	691.9%	Increased entertainment due to $14,332 of EZ Link expenses
Travel Expenses	86,657	70,765	(15,892)	(18.3%)	Acquired EZ Link expenses of $4,928, offset by
					$20,820 (24.0%) decrease in H&H travel expenses
Postage/Telephone/Telecom	2,581	10,361	7,780	301.4%	Acquired EZ Link expenses of $6,631, offset by
					$528 (20.5%) decrease in H&H expenses
Professional & Consulting	34,200	57,577	23,377	68.4%	$17,715 of increase due to EZ link related accounting
					and audit fees.
EZ Link acquired fees - other	-	37,233	37,233	-	Misc other of $24,617, repairs and maintenance of $3,689,
					transportation $6,272, and employee welfare $2,655
Miscellaneous	5,469	4,810	(659)	(12.0%)

Total Expenses	$272,412	$570,516	$298,104	109.4%

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2010

Nine months ending:	9/30/2009	9/30/2010	$ VAR	% VAR
Salaries & Related Expense	$371,820	$861,735	$489,915	131.8%	Packaging salary lower in 2010 offset by
					$522,185 in acquired EZ Link salary expense
Rent	49,974	129,149	79,175	158.4%	New lease had negotiated rated credits in 2009
					plus $51,726 in acquired EZ Link lease
Insurance	67,994	91,792	23,798	35.0%	Insurance based on prior year revenue which was lower
					offset by $39,103 in acquire EZ Link insurance exp
Meals & Entertainment	6,775	57,596	50,821	750.1%	Acquired EZ Link expense of $57,091
Travel Expense	159,463	227,208	67,745	42.5%	Increased travel in 2010
Postage/Telephone/Telecom	10,088	31,135	21,047	208.6%	Acquired EZ Link expense of $20,205
Professional & Consulting	93,763	133,388	39,625	42.3%	Increase of $34,407 in EZ Link related accounting and
					audit fees and acquired EZ Link expenses of $7,215 offset
					by a decrease in other professional fees of $1,995
EZ Link acquired fees	-	143,715	143,715	-	Employee welfare costs of $22,540, transportation costs of
					$18,871, repairs and maintenance of $9,259
					and miscellaneous other expenses of $93,045
Miscellaneous	16,812	15,783	(1,029)	(6.1%)
Total Expenses	$776,689	$1,691,501	$914,812	117.8%

Other Income (Expenses):

Interest income (expense) for the three months ended September 30, 2010 and 2009 was $335 of expense and $39 of income, respectively for an increase of expense of $374 (959.0%) from the same period in the prior year.  During the three months ended September 30, 2010, EZ Link took an interest-bearing short-term bank loan that incurred $344 of interest expense. There was no equivalent expense in the prior year.   Net interest income for the nine months ended September 30, 2010 and 2009 was $167 and $735, respectively for a decrease of $568 (77.3%) from the same period in the prior year.   This decrease in net income is also primarily due to the $344 of interest expense from the short-term bank loan.

Realized gain on investments was $93,038 and $0 for the nine months ending September 30, 2010 and 2009, an increase of $93,038 over the same period in 2009 (no equivalent income in prior year).  This amount represents the income from the sale of certain company investments.

Liquidity and Capital Resources

Cash flow generated by operations for the nine months ending September 30, 2010 amounted to $876,357, which mainly consisted the following: 1) increase in accounts payable and accrued expenses of $4,475,167, 2) increase in other current liabilities of $159,278, 3) decrease in deferred tax asset  of $34,414,  4) depreciation of $4,728, and 5) bad debt of $2,413 offset by 1) increase in accounts receivable of $3,725,304, 2) realized gain on sale of investment of $93,038, decrease in other current assets of $83,174 and 4) the net loss of $60,901.

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2010

Cash flow provided by investing activities was $531,801which represents the cash acquired from the purchase of EZ Link Holdings Ltd of $297,001 and proceeds from the sale of investments of $234,800.

Cash flow provided by financing activities was $13,856 which consisted of receipt of $255,120 in short term loans and $8,000 advance from a shareholder, offset by payments of loans payable in the amount of $249,264.

On September 30, 2010 the Company had total assets of $10,361,292 compared to $3,445,464 on December 31, 2009, an increase of $6,915,828 or 200.7%.  The Company had total IPLO stockholders’ equity of $2,106,549 on September 30, 2010, compared to IPLO stockholders’ equity of $1,358,823 on December 31, 2009, an increase of $747,726 (55.0%).  As of September 30, 2010 the Company's working capital position increased by $245,969 (21.7%) from working capital of $1,132,977 at December 31, 2009 to working capital of $1,378,946 at September 30, 2010.   The increase of $342,974 in working capital is from the acquisition of EZ Link Holdings, Ltd.

Capital Resources

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and from the existing working capital position.

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

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2010

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

Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of September 30, 2010:

3.
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

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2010

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

None

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2010

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
(Registrant)

Dated:  November 19, 2010                     By: /s/ Steven  R.Westlund
           Steven Westlund
                                 Chief Executive Officer
        Principal Financial Officer and Director

By: /s/ Allen Lin_________
            Allen Lin, Director
                                  President H&H Glass

By: /s/ William Gresher_________
            William Gresher, Director