Form 10-K
period 2010-12-31
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2011-04-15
CIK 822997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ________________________ to __________________________

Commission file number  0-21384

INTERNATIONAL PACKAGING AND LOGISTICS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	8980	13-3367421
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number )	Identification No.)

7700 Irvine Center Drive, Suite 870, Irvine, California	92608
(Address of principal executive offices)	(Zip code)

 (949) 861-3560

Registrant’s telephone number, including area code

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	None
Convertible Preferred stock, Series A, par value $0.0001 per share	None

Securities registered pursuant to section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  x Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

As of December 31, 20210 (the last business day of the registrant’s year -end), the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc.) was approximately $3,987,130.  Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 4,961,357 shares of the registrant’s common stock outstanding as of December 31, 2010.

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

As a result of the Merger, there was a change in control of IPL Group.  In accordance with ASC Topic 805, H&H Glass was defined as the accounting acquirer.  While the transaction is accounted for using the purchase method of accounting, in substance the transaction results in a reverse merger with a recapitalization of IPL Group’s capital structure.

Acquisition of EZ Link Corporation

On January 1, 2010, International Packaging and Logistics Group, Inc., (“IPL Group Inc.”), acquired a majority interest in EZ Link Holdings, Ltd., company organized under the laws of the British Virgin Islands on December 18, 2009, which controls EZ Link Corporation (“EZ Link”), a logistics company headquartered in Taiwan.  EZ Link was established in July 2003 under the laws of Taiwan, Republic of China. EZ Link Holdings, Ltd. consolidates EZ Link under ASC Topic 810 as it controls EZ Link through a management contract.  EZ LINK is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.

The capital stock of the EZ LINK Holdings, Ltd. consists of 50,000 authorized shares of common stock, US$1.00 par value , of which 24,500 shares were issued and outstanding and held by Seller (“Shares”). Upon the terms and conditions set forth below, Seller assigned fifty-one percent (51%) of its shares, or 25,500 shares in the aggregate, to Buyer, such that, following such transaction,  EZ LINK Holdings, Ltd is a majority owned subsidiary of Buyer.  The parties agree that 51% ownership of the issued and outstanding shares of EZ LINK Holdings, Ltd has a present estimated market value of approximately US$857,143 (the “Purchase Price”).

(a) A portion  of the Purchase Price amount (US$457,143) shall be paid in common shares of IPL Group, Inc. as of the closing date based on a per share value of US$1.00, or 457,143 shares.  Such shares shall bear the appropriate restrictions.

(b) A portion of the Purchase Price amount (US$400,000) shall be paid in Series B Convertible preferred shares which will be convertible into shares of IPL Group, Inc. common shares on a one for one basis.  The preferred were valued at US$1.00 per share, and will be exercisable pursuant to the terms and conditions specified in the purchase agreement.

Product Liability Insurance

We carry product liability insurance through the Golden Eagle Insurance Corporation.

Competition

We do not compete with the large glass manufacturing companies because they require minimum orders which are very large.  Other importers are our main competition, which operate on a smaller scale, usually out of their homes and without name recognition.  However, they do sometimes have a broader distribution network and warehousing facilities which can cover almost all of the United States and Canada market area.   H&H Glass feels its competitive advantage is smaller minimum run requirements, shorter runaround on mold orders at a lower cost, provides assistance in product design.  H&H Glass generally has a longer service history than its competitors.

Some of our larger competitors are Owens Illinois, Vitro, Weaton’s and SGB Group (France).

Patents, Licenses and Trademarks

Not Applicable

Royalty Agreements

Not Applicable

Government Regulations

Not Applicable – No regulatory issues in Taiwan to restrict IPLO business.

Research and Development Plan

Not Applicable

Employees

H&H Glass has four (4) full time employees and one (1) part time employee.

EZ Link has 30 full time employees.

ITEM 2.  Description of Property

International Packaging and Logistics Group, Inc.’s corporate headquarters are located in the H&H Glass’s offices located at 7700 Irvine Center Drive, Suite 870, Irvine California, 92618.   H&H Glass’s lease is approximately 2,900 Square Feet.  The lease was renewed on September 1, 2008 and expires on August 31, 2013.  The H&H Glass’s monthly base rate per square foot is currently $2.94.

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

	High	Low
Year ended December 31, 2009
First quarter	$3.00	$0.10
Second quarter	$2.88	$0.01
Third quarter	$1.12	$0.10
Fourth quarter	$0.12	$0.11
Year ended December 31, 2010
First quarter	$0.11	$0.11
Second quarter	$1.01	$0.11
Third quarter	$1.25	$0.12
Fourth quarter	$0.97	$0.25

As of December 31, 2010, there were approximately 822 registered shareholders of IPLO’s Common Stock with 4,961,357 shares issues and outstanding.

Dividends

To date, the Company has not declared or paid dividends on its Preferred or Common Stock.

Transfer Agent and Registrar

IPLO’s transfer agent is Jersey Transfer and Trust Company, 201 Bloomfield Avenue, Verona, NJ 07044.

Securities authorized for issuance under equity compensation plans.

N/A

Recent Sales of Unregistered Securities

As of January 1, 2010 pursuant to the purchase agreement for 51% ownership in EZ Link Holdings Ltd., 53% of the purchase price amount $457,143 was paid in common shares of IPL Group, Inc. at a per share value of $1.00, or 457,143 shares.  Such shares contained the appropriate restrictions.  The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

As of January 1, 2010 pursuant to the purchase agreement for 51% ownership in EZ Link Holdings Ltd., 47% of the purchase price amount $400,000 was paid in Series B convertible preferred shares of IPL Group, Inc. at a per share value of $1.00, or 400,000 shares.  Such shares contained the appropriate restrictions.  The issuance of these securities was in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

ITEM 6.  Selected Financial Data

N/A

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

In addition, as of January 1, 2010, International Packaging and Logistics Group, Inc., (“IPL Group Inc.”), acquired a majority interest in EZ Link Holdings, Ltd., company organized under the laws of the British Virgin Islands on December 18, 2009, which controls EZ Link Corporation, a logistics company headquartered in Taiwan.  EZ Link was established in July 2003 under the laws of Taiwan, Republic of China. EZ Link Holdings, Ltd. consolidates EZ Link under ASC Topic 810 as it controls EZ Link through a management contract.  EZ LINK is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.

Plan of Operation

Our general operating plan is as follows:

Short Term

●	Continue growing revenue and profits through the existing business;
●	Meet the challenge of the declining world economy while maintaining revenue and profitability - our goal will be to focus closely on product mix, improve our gross margin and develop new projects with existing clients;
●	Expand the supply network for our products;
●	Expand our current business model to include other areas that fall within our distribution expertise such as packaging that uses plastic and acrylic material.
●	Integrate our new logistics business into our overall plan

Long Term

●	Expand our service into other areas such as Europe and Australia through the same supplier channel. Our existing business model copies to other markets naturally.
●	Expand the client base and areas of service of our logistics business.

Results of Operations

Year Ended December 31, 2010 Compared to December 31, 2009

Revenue:

For the years ending December 31, 2010 and 2009, revenues were $36,594,358 and $15,556,775 respectively, for an increase of $21,037,583 (135.2%) over the same period in 2009. The increase in revenue is a mainly due to two factors; 1) an increase in packaging revenue of $9,209,092 (59.2%) due to an upturn in the worldwide economy and due to customers’ replenishing their inventory levels, which had been kept at low levels due to the global recession and 2) $11,808,491 of revenue from our logistics line of business acquired in January 2010 (no equivalent revenues in 2009).

Cost of Goods Sold:

Cost of goods sold for the years ending December 31, 2010 and 2009 were $34,283,062 and $14,724,769 respectively, for an increase of $19,558,293 (132.8%) over the same period in 2009. This increase consists of an increase in packaging cost of goods sold of $8,986,757(61.0%) which was a direct result of the increase in sales, plus $11,828,491 in cost of goods sold related to the logistics business acquired in January 2010 (no equivalent costs in 2009).

Gross Profit:

Gross profit was $2,311,296 and $832,006 for the years ending December 31, 2010 and 2009, an increase of $1,479,290 (177.8%) over the same period in 2009.   The gross profit margin as a percent of sales for the years ending December 31, 2010 and 2009 was 6.7% and 5.3 % respectively for an increase of 1.4%.  The increase is a result of a 12.8% gross profit percent from the logistics business offset by a lower gross profit percent from the packaging business of 4.3%.

Operating Expenses:

Operating expenses was $2,384,278 and $1,132,088 for the years ending December 31, 2010 and 2009, an increase of $1,252,199 (110.1%) over the same period in 2009.  These differences in operating expenses were mostly attributable to the following

Twelve months ending:	12/31/2009	12/31/2010	$ VAR	% VAR

Salaries & Related Expense	$475,215	$1,200,676	$725,461	152.7%	Packaging salary lower in 2010 offset by $758,029 in acquired EZ Link salary expense

Rent	68,731	175,115	106,384	154.8%	New lease plus $70,899 in acquired EZ Link lease.

Insurance	86,358	118,387	32,029	37.1%	Insurance based on prior revenue which was lower offset by $52,378 in acquired EZ Link insurance exp

Meals & Entertainment	7,859	77,855	69,996	890.6%	Acquired EZ Link expense of $74,678

Professional & Consulting	158,315	224,880	66,565	42.0%	Increase of $43,380 in EZ Link related accounting and audit fees and acquired EZ Link expenses of $22,130

Travel Expense	252,008	315,528	63,520	25.2%	Increase in packaging travel of $38,560 plus $24,960 in acquired EZ Link travel expense

Other acquired expenses of EZ Link	-	152,456	152,456	-	Transportation costs of $26,137, offices costs of $19,111 telephone & utility costs of $28,589, employee welfare costs of $25,814, local taxes of $25,621 and retirement expenses of $27,184

Miscellaneous	83,602	119,390	35,778	42.8%	Miscellaneous items
Total Expenses	$1,132,088	$2,384,278	$1,252,190	110.6%

Other Income (Expenses):

Net interest income (expense) for the years ended December 31, 2010 and 2009 was ($405) and $924 respectively for a decrease of $1,329 (143.8%) from the same period in 2009. This decrease in income is also primarily due to the $1,205 of interest expense from a short-term bank loan offset by $800 of interest income.

Other expense was $6,538 for the year ended December 31, 2010 for an increase of $6,538 over the same period in 2009.

Realized investment income was $130,529 for the year ended December 31, 2010 for an increase of $130,529 over the same period in 2009.  This amount represents the income from the sale of certain company investments.

During the year ended December 31, 2010, the Company recorded income of $237,045 from the Company’s old accounts payable acquired with Kaire Holdings meeting the statute of limitations.  This amount is included in other income in the Company’s statement of operations and other comprehensive loss.

Additional income from rent was $5,839 for the year ended December 31, 2010, an increase of $5,839 over the same period in 2009.  This was acquired income from EZ Link.

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

EZ Link, Corporation is governed by the Taiwan’s Income Tax Law and local income tax laws. Pursuant to the Taiwan Income Tax Law, enterprises are subject to tax at a statutory rate of 17%. The local government has also provided companies with various incentives to encourage economic development in the region. Such incentives include reduced tax rates and other measures

Liquidity and Capital Resources

Cash flow generated (used) in operations for the year ended December 31, 2010 amounted to $(186,508), which mainly consisted the net income of $148,839 and the following: 1) decrease in accounts payable and accrued expenses of $1,617,551) decrease in income taxes payable of $74,219 3) decrease in deferred tax asset of $86,107, 4) decrease in prepaid taxes of $162,838,  4) depreciation of $12,912 and  5) depreciation expense of $12,912 offset by 1) gain on realized investment of $130,529, 2) gain on debt forgiveness of $237,045, 3) decrease in accounts receivable of $1,928,442, 4) increase in deposits of $3,372 and 5) decrease in other current assets of $780..

Cash flow generated by investing activities was $803,640 which is the cash acquired from the purchase of EZ Link Holdings Ltd of $586,041 and proceeds from the sale of investments amounting to $234,800 offset by the purchase of equipment of $17,201.

Cash flow provided by financing activities was $350 which consisted of receipt of $427,320 in short term loans and $8,000 advance from a shareholder, offset by a payment of short term loans payable of $434,970.

On December 31, 2010 the Company had total assets of $8,245,327 compared to $3,445,464 on December 31, 2009, an increase of $4,799,863 or 139.3%.  The Company had total stockholders’ equity of $3,180,428 on December 31, 2010, compared to stockholders’ equity of $1,358,823 on December 31, 2009, an increase of $1,821,605 (134.1%).  As of December 31, 2010 the Company's working capital position increased by $518,767 (45.8%) from working capital of $1,132,977 at December 31, 2009 to working capital of $1,651,744 at December 31, 2010.  $342,974 of the increase in working capital is from the acquisition of EZ Link Holdings, Ltd.

Capital Resources

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations.  The Company does not anticipate any need for significant capital expenditures in 2011.

Estimated future cash requirements

Over the next twelve months, management is of the opinion that sufficient liquidity will be obtained from operations or from existing working capital of $1.7 million.

Subsequent Events

None

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

N/A

ITEM 8.  Financial Statements

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.  Controls and Procedures

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

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2010, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2010.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2010.  Our principal Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is mainly one person involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties.   We have hired an additional administrative person and retain an outside professional firm to assist in the separation of duties on an ongoing basis.  The use of the outside firm has proven successful in assisting in the separation of duties.  However, additional people are not needed to do the administrative work therefore segregation of duties will continue to be an ongoing weakness.

Similarly, the EZ Link operation also has a material weakness due to lack of segregation of duties.  It’s size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.   We have retained an outside professional firm to assist in the separation of duties on an ongoing basis.  The use of the outside firm has proven successful in assisting in the separation of duties.  However, additional people are not needed to do the administrative work therefore segregation of duties will continue to be an ongoing weakness.

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

Item 9B.  Other Information

N/A

PART III

ITEM 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company has three directors and a sole executive officer, and their ages and positions with the Company as of December 31, 2010 are as follows:

Name	Age	Office	Since
Steven R. Westlund	65	Chairman, CEO and Acting CFO	1995
William Gresher	64	Director	January 2007
Allen Lin	57	Director	January 2007

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

Compensation of Directors:

Directors received remuneration totaling an aggregate of $12,000 during the years ended December 31, 2010 and 2009.  Directors receive $500 a month in directors’ fees with the exception of Mr. Lin who received no compensation for the years ended December 31, 2010 and 2009.

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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics for the Chief Executive Officer and the Principal Financial Officer

On September 7, 2004, the sole Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and the Principal Financial Officer, which was included as exhibit 14.1 with the December 31, 2004 Form 10KSB.

ITEM 11.  Executive Compensation

The following table sets forth certain summary information regarding compensation paid by Kaire holdings for services rendered during the fiscal years ended December 31, 2010 and 2009, respectively, to Kaire Holding’s Chief Executive Officer and Chief Financial Officer during such period.

Summary Compensation Table

Executive Compensation:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Westlund, CEO and CFO	2010	0	0	0	0	0	0	6,000	6,000
	2009	0	0	0	0	0	0	6,000	6,000
Allen Lin, President H&H Glass	2010	220,500	0	0	0	0	0	0	220,500
	2009	250,000	0	0	0	0	0	0	250,000
Chao Win Hua,	2010	104,811	0	0	0	0	0	0	104,811
General Manager, EZ Link	2009	92,182	0	0	0	0	0	0	92,182

During 2010 and 2009, Mr. Westlund received $6,000 respectively in director’s fees.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth certain   summary   information   regarding outstanding equity awards as of December 31, 2010 to the Company's Chief Executive Officer and Chief Financial Officer and most highly paid executive officers during such period.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steve Westlund	0	0	0	0	0	0	0	0	0
Allen Lin	0	0	0	0	0	0	0	0	0
Chao Win Hua	0	0	0	0	0	0	0	0	0

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Westlund	$6,000	0	0	0	0	0	$6,000
William Gresher	$6,000	0	0	0	0	0	$6,000
Allen Lin	$0	0	0	0	0	0	$0

Options/SAR Grants in the Last Fiscal Year:

None

Employment Agreements –  N/A

H&H Glass offers health insurance to all its employees.   H&H Glass also has a discretionary post-employment benefit plan available to its employees.

EZ Link does not have an employee benefit plan.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of December 31, 2010 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock and (ii) IPLO's directors and executive officer, and (iii) all officers and directors of IPLO as a group.

	Shares beneficially owned (1)
	Number of shares	Percentage of class (2)
Steve Westlund 7700 Irvine Center Dr. Suite 870 Irvine, CA 92618	153,500	3.1%

Standard Resources Ltd. (3) 8/F Hing Wong Court 21-23 Tai Wong Street East Wanchi, Hong Kong	3,915,000	78.9%

Wu Chia Chen 2F., No.245 Sec. 2, Bade Rd Zhongshan District, Taipei City 104 Taiwan, Republic of China	274,536	5.5%

Officers and Directors as a group	4,068,500	82.0%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)  Percentage based on 4,961,357 shares of common stock outstanding as of December 31, 2010.

(3)  Standard Resources LTD is a related company to Allen Lin the founder and CEO of H&H Glass.

ITEM 13.  Certain Relationships and Related Transaction

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $220,500 and $250,000 for the years ended December 31, 2010 and 2009, respectively.

In the twelve month period ending December 2010, Mr. Lin paid $8,000 of accounting fees on behalf of the Company.  This amount is reported in the accompanying financial statements as “Related Party Advances.”

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the company and was paid salary of $56,000 and $53,500 for the year ended December 31, 2010 and 2009, respectively.

Steven Westlund

During 2010 and 2009, Mr. Westlund, the Company’s Chief Executive Office and acting Chief Financial Officer, was paid $6,000 during each year in cash for Director fees.

William Gresher

During 2010 and 2009, Mr. Gresher, a member of the Board of Directors, was paid $6,000 during each year in cash for Director fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation.  EZ Link rents its offices from Easy Global Company, Ltd.  During the year ended December 31, 2010, EZ Link paid $70,899 to Easy Global Company for rent expense.

ITEM 14.  Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, PMB Helin Donovan, LLP:

	For the Year Ended December 31,
	2010	2009
Audit Fees	93,653	60,000
Audit-Related Fees	69,162	34,208
Tax Fees	1,400	17,156
All Other Fees
Total Fees	164,215	111,864

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

Kaire Holdings Incorporated

Dated: April 15, 2011	By:	/s/ Steven R. Westlund
Steven R. Westlund
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2011	/s/ Steven R. Westlund
Steven R. Westlund
Chief Executive Officer, Principal Financial Officer and Director

April 15, 2011	/s/ Allen Lin
Allen Lin
Director

April 15, 2011	/s/ William Gresher
William Gresher
Director

International Packaging and Logistics Group, Inc.,
and Subsidiaries

Consolidated Financial Statements
for the Years Ended

December 31, 2010 and 2009

International Packaging and Logistics Group, Inc.,
and Subsidiaries

Consolidated Financial Statements
for the Years Ended
December 31, 2010 and 2009

C  O  N  T  E  N  T  S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of International Packaging and Logistics Group, Inc.

We have audited the accompanying consolidated balance sheets of International Packaging and Logistics Group, Inc. (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Packaging and Logistics Group, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP
/s/ PMB Helin Donovan, LLP

Spokane, Washington
April 15, 2011

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2010 and 2009

	31-Dec-10	31-Dec-09
Current Assets
Cash	$700,264	$9,918
Investments-Temporary	-	230,013
Accounts receivable, net	5,959,793	2,816,849
Other current assets	56,592	-
Prepaid taxes	-	162,838

Total Current Assets	6,716,649	3,219,618

Property, Plant and Equipment, net	37,815	3,090
Total Property, plant and equipment, net	37,815	3,090

Other Assets
Prepaid	35,641	-
Deposits	33,280	10,433
Contract in place	1,295,726	-
Deferred tax assets	126,216	212,323

Total Other Assets	1,490,863	222,756

Total Assets	$8,245,327	$3,445,464

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$4,891,559	$1,777,596
Notes payable - related party	80,000	72,000
Taxes payable	74,219	-
Other current liabilities	19,127	-
Accrued liabilities - Kaire Holdings	-	237,045

Total Current Liabilities	5,064,905	2,086,641

Commitments and contingencies	-	-

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,730 Series A issued and outstanding	98	98
400,000 Series B issued and outstanding	40	-
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,961,357 and 4,504,214 issued and outstanding, respectively	4,961	4,504
Additional paid-in capital	2,202,877	1,346,231
Accumulated other comprehensive income	50,333	58,246
Accumulated surplus (deficit)	92,147	(50,256)

Total IPLO Stockholders' Equity	2,350,456	1,358,823

Non controlling interest	829,966	-

Total Stockholders' Equity	3,180,428	1,358,823

Total Liabilities and Stockholders' Equity	$8,245,327	$3,445,464

The accompanying notes are an integral part of these financial statements.

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income/(Loss)
For the Years Ended December 31, 2010 and 2009

	Year Ended
	December 31,
	2010	2009
Revenues
Packaging	$24,765,867	$15,556,775
Logistics	11,828,491	-

Total Revenues	36,594,358	15,556,775

Cost of Goods Sold
Packaging	23,711,526	14,724,769
Logistics	10,571,536	-

Total Cost of Goods Sold	34,283,062	14,724,769

Gross Profit	2,311,296	832,006

Operating Expenses
Administrative expenses	1,008,496	580,857
Rent	175,115	76,016
Salaries and wages	1,200,676	475,215

Total Operating Expenses	2,384,287	1,132,088

Income (Loss) from Operations	(72,991)	(300,082)

Other Income (Expense)
Interest income (expense)	(405)	924
Other income (Expense)	(6,538)	-
Rent Income	5,839	-
Realized gain on investment	130,529	-
Debt forgiveness	237,045	-

Total Other Income	366,470	924

Net Income (Loss) before Income Taxes	293,479	(299,158)

The accompanying notes are an integral part of these financial statements.

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income/(Loss)
For the Years Ended December 31, 2010 and 2009

Income tax benefit (expense)	(144,640)	80,109

Net Income (Loss) available to common
shareholder	148,839	(219,049)

Net gain attributable to non controlling interest	(6,436)	-

Net Income (Loss) attributable to IPLO	142,403	(219,049)

Comprehensive Income
Unrealized gain (loss) on investments	(58,246)	66,964
Gains on currency translation	50,333	-

Comprehensive Income(Loss)	$134,490	$(152,085)

Earnings per weighted average share of common stock -
basic	$0.03	$(0.05)
Earnings per weighted average share of common stock -
diluted	$0.02	$(0.05)
Weighted average shares outstanding - basic	4,961,357	4,504,214
Weighted average shares outstanding - diluted	6,336,087	4,504,214

The accompanying notes are an integral part of these financial statements.

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2010 and 2009

	Preferred Stock		Preferred Stock				Additional	Other	Accumulated	Non
	Series A		Series B		Common Stock		Paid-In	Comprehensive	(Deficit)/	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Interest	Total
Balance, December 31, 2008	974,730	$98			4,504,214	$4,504	$1,346,231	$(8,718)	$168,793		$1,510,908

Net Income/Loss 2009									(219,049)		(219,049)

Unrealized gain on investment								66,964			66,964

Balance, December 31, 2009	974,730	$98			4,504,214	$4,504	$1,346,231	$58,246	$(50,256)		$1,358,823

Net Income/(Loss 2010)									142,403	6,436	148,839

Preferred Shares - EZ Link			400,000	40			399,960				400,000

Common Shares - EZ Link					457,143	457	456,686				457,143

Gain on translation								50,333			50,333

Unrealized loss on investment								(58,246)			(58,246)

Non controlling interest										823,530	823,530

Balance, December 31, 2010	974,730	$98	400,000	$40	4,961,357	$4,961	$2,202,877	$50,333	$92,147	$829,966	$3,180,422

The accompanying notes are an integral part of these financial statements.

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
Increase (decrease) in cash and cash equivalents:
Net income/(loss)	$148,839	$(219,049)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation expense	12,912	3,951
Realized gain on sale of investments	(130,529)	-
Provision for doubtful accounts	11,194	28,002.0
Extinguishment	(237,045)	-
Changes in operating assets and liabilities:
(Increase )decrease in accounts receivable	(1,928,442)	1,648,256
Decrease in other current assets	(780)	-
Decrease in income tax refund receivable	-	25,091
(Increase) decrease in prepaid taxes	162,838	(162,838)
(Increase) decrease in deposits	(3,372)	6,495
(Increase) decrease in deferred tax asset	86,107	(80,109)
(Decrease) increase in income taxes payable	74,219	(93,260)
Decrease in accounts payable and accrued expenses	1,617,551	(1,245,188)
Net cash used in operating activities	(186,508)	(88,649)

Cash flow from investing activities:
Purchase of property and equipment	(17,201)	-
Proceeds from sale of investment	234,800	-
Cash acquired in acquisition of subsidiary	586,041	-
Net cash provided by investing activities	803,640	-

Cash flow from financing activities:
Proceeds for short-term loans	427,320	-
Payments on short-term loans	(434,970)	-
Proceeds from related party	8,000	33,600
Net cash provided by financing activities	350	33,600

Effect of currency translation	72,865	-

Net increase/(decrease) in cash and cash equivalents	690,347	(55,049)
Cash and cash equivalents at beginning of period	9,918	64,967
Cash and cash equivalents at end of period	$700,264	$9,918

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$1,272	$-
Taxes paid (refund)	$(229,321)	$256,098

The accompanying notes are an integral part of these financial statements.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

EZ Link International, Samoa (“ELIS”) was incorporated in Samoa.  ELIS is a wholly owned subsidiary of EZ Link Corporation and was set up to facilitate shipping operations in the Republic of China.

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
December 31, 2010 and 2009

1.   Summary of Significant Accounting Policies (continued)

In consideration of services provided by the consultant, EZ Link Corp will pay a consulting fee equal to all of its net income on a quarterly basis.

The terms of these Consulting Agreements begin as of the date of the Contractual Agreements, and shall continue in perpetuity, unless terminated in accordance with relevant provisions in the agreements or by any other agreement reached by all parties.

Consolidation of variable interest entities

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries in which the Company has a controlling financial interest.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”).

Voting interest entities are entities that have sufficient equity and provide the equity investors voting rights that give them the power to make significant decisions related to the entity’s operations.  The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest.  Accordingly, the Company consolidates its majority-owned subsidiary, EZ Link Corp, in which it holds more than 50% of the voting rights or where control is exercised through other contractual rights.

VIEs are entities that lack one or more of the characteristics of a voting interest entity.  Either the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties or the equity investors do not have the characteristics of a controlling financial interest.  The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE.  The Company’s majority-owned subsidiaries are not considered VIEs.

The Company's consolidated financial statements include 100% of the assets, liabilities and earnings of a subsidiary, EZ Link Corp, which is more than 50% owned and control is established.  The ownership interest of the minority owners of the Company’s subsidiary is called noncontrolling interest.

The Company has concluded that EZ Link Corp is a VIE and that the Company’s 51% owned subsidiary, EZ Link Holdings, absorbs a majority of the risk of loss from the activities of EZ Link Corp. and enables the Company to receive a majority of its expected residual returns. Accordingly, the Company accounts for EZ Link Corp. as a VIE as of December 31, 2010.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.   Summary of Significant Accounting Policies (continued)

The initial measurement of the assets and liabilities of EZ Link Corp. for the purpose of consolidation by the Company is at fair value. EZ Link Holdings, Ltd. has had no other business activities except for the entering into of the exclusive agreements with EZ Link Corp. and its shareholders.

The consolidated financial statements include the financial statements for the Company, its subsidiaries and the variable interest entity, EZ Link Corp. and EZ Link Corp.’s subsidiary EZ Link International.  All significant inter-company transactions and balances between the Company, its subsidiaries and the variable interest entity are eliminated upon consolidation.

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

In addition, most of the transactions undertaken in Taiwan are denominated in New Taiwan Dollars (“NTD”), which must be converted into other currencies before remittance out of Taiwan may be considered. Both the conversion of NTD into foreign currencies and the remittance of foreign currencies abroad require the approval of the Taiwan government.  Therefore, it is assumed that there will be limitations of distribution of profits from EZ Link Corp. to EZ Link Holdings.

Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.  EZ Link Corp’s functional currency is New Taiwan Dollars (NTD), however, the accompanying consolidated financial statements have been re-measured and presented in United States Dollars ($).

The consolidated financial statements include the accounts of IPL Group and its subsidiaries (collectively the “Company”).  The Company’s subsidiaries include H&H Glass and 51% of EZ Link Holdings, Ltd.

The accompanying consolidated financial statements at December 31, 2010, include EZ Link Holdings, Ltd., and subsidiariesfrom the January 1, 2010 date of acquisition.  Intercompany accounts and transactions have been eliminated upon consolidation.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements.  Significant estimates include an allowance for doubtful accounts and depreciation of property, plant and equipment.  In addition, there were significant estimates made in applying fair value of intangible assts acquired and consideration paid in the acquisition of EZ Link Corp

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents include amounts invested in a money market account with a financial institution.  Cash equivalents are carried at cost, which approximates fair value.

Line of Credit

During the year ended December 31, 2010, EZ Link Corp. had an unsecured line of credit with Chang Hwa Bank in the amount of 5,000,000NTD.  The line of credit had an interest rate of 2.63%.  At December 31, 2010, the line of credit was paid in full and was not renewed for the year ending December 31, 2011.

Contract in Place

Goodwill and indefinite-lived intangible assets are not amortized. Rather, they are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Contracts in place is the only intangible asset with an indefinite life on our consolidated balance sheets.  We have elected December 31 as the date to perform our annual impairment test.

The contract in place represents the fair value of the consulting contract and operating agreement between EZ Link Holdings, Ltd. and EZ Link Corp.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Foreign Currency Translation

As of December 31, 2010 the accounts of  EZ Link were maintained, and its consolidated financial statements were expressed, in NTW. Such consolidated financial statements were translated into USD with NTW as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the periods ended December 31, 2010.

Cash flow from the Company's operations included in the statement of cash flows is calculated based upon the functional currency using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with arithmetical changes in the corresponding balances on the consolidated balance sheet. No presentation is made that the NTW amounts could have been, or could be, converted into USD at the rates used in translation.

Concentration of Credit Risk

The Company maintains balances in a Money Market Fund that is not federally insured.  Balances in this fund were $137,960 and $71,863 at December 31, 2010 and 2009, respectively.

The Company had an unsecured available-for-sale investment with a fair value of $230,013 at December 31, 2009.

Accounts receivable are typically unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.  As of December 31, 2010, 84.7% of H&H Glass’s Accounts Receivable were attributable to four customers.  As of December 31, 2009, 77.0% of H&H Glass’s Accounts Receivable were attributable to three customers.  At December 31, 2010 and 2009 H&H Glass had no allowance for doubtful accounts.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.   Summary of Significant Accounting Policies (continued)

At December 31, 2010 and 2009, EZ Link Holdings, Ltd had no allowance for doubtful accounts.

In general the Company will reserve a receivable amount based one of the following reasons;  If the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount; and

H&H Glass purchased 100% of its glass from one vendor in the twelve- month periods ending December 31, 2010 and 2009.  During the twelve-month period ending December 31, 2010 and 2009, H&H Glass purchased $19,635,529 and $12,702,921 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass has begun to seek additional suppliers.

Non controlling Interest

The Company accounts for the non-controlling interest of 49% in EZ Link Holdings, Ltd. in the consolidated financial statements classified as a separate component of equity. In addition, net earnings, and components of other comprehensive income are attributed to both the Company and non controlling interest.

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

The estimated service lives of property and equipment are principally as follows:

Computers and equipment	3-10 years
Furniture & Fixtures	5-10 years

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.   Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for its income taxes using the Financial Accounting Standards Board ASC 740, “Income Taxes,” which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

The Company accounts for income taxes in accordance ASC Topic 740.  Realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements.  Further, the recognition of tax benefits is required to be recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information.  ASC 740 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits.  As of December 31, 2010, the Company has not recognized any obligation for uncertain tax positions.

EZ Link, Corporation is governed by the Taiwan’s Income Tax Law and local income tax laws. Pursuant to the Taiwan Income Tax Law, enterprises are subject to tax at a statutory rate of 17%. The local government has also provided companies with various incentives to encourage economic development in the region. Such incentives include reduced tax rates and other measures.

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
December 31, 2010 and 2009

1.   Summary of Significant Accounting Policies (continued)

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

Stock-Based Compensation

The Company has utilized the fair-value-based method of accounting for its employee stock option plans.

The Company applies a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards.  Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company did not have any stock options or warrants outstanding at December 31, 2010 or 2009.

Comprehensive Income (Loss)

The Company reports and displays comprehensive income and its components in a full set of general-purpose consolidated financial statements. The Company’s realized gain of $50,339 and $0 for the twelve month periods ended December 31, 2010 and 2009, respectively, relate to the translation of financial statements from New Taiwan Dollar to US Dollars. The Company also recorded an unrealized loss of $58,246 and an unrealized gain $66,964 for the periods ended December 31, 2010 and 2009, respectively on investments available for sale.

Advertising Costs

The Company expenses advertising and marketing costs as they are incurred.  There were no advertising and marketing costs for the years ended December 31, 2010 and 2009.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

In January 2010, the FASB issued further guidance under ASC No. 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on the Company's consolidated financial statements.

Recently Adopted Accounting Guidance

In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06 to improve disclosures about fair value measurements. ASU 2010-6 clarifies certain existing disclosures and requires new disclosure regarding significant transfers in and out of Level 1 and Level 2 of fair value measurements and the reasons for the transfer. In addition, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendments in ASU 2010-06 were effective for fiscal years beginning after December 15, 2009, and for interim periods within those fiscal periods. The adoption of ASU 2010-06 did not have a material impact on the Company’s disclosure about fair value measurements.

In June 2009 and December 2009, the FASB amended ASC 810 changing certain consolidation guidance and requiring improved financial reporting by enterprises involved with variable interest entities (“VIE”). The amendments provide guidance in determining when a reporting entity should include the assets, liabilities, non-controlling interest and results of activities of a VIE in its consolidated financial statements. The amendments to ASC 810 were effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of amendments to consolidation rules did not have a material impact on our Company’s disclosures relating to our VIE activity or its financial statements.

Accounting Guidance Not Yet Effective

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for us beginning January 1, 2011. We believe that ASU 2009-13 will not have a material impact on the Company’s consolidated financial statements.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.   Summary of Significant Accounting Policies (continued)

On December 21, 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, to address differences in the ways entities have interpreted the requirements of ASC 805, Business Combinations, or ASC 805, for disclosures about pro forma revenue and earnings in a business combination. The ASU states that “if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.” In addition, the ASU “expand[s] the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.” The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15,  2010.  The Company’s manasgement do not expect the adoption of ASU 2010-29 to have a material impact on our consolidated financial statements.

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

These shares were issued in June 2008, but the Company has deemed these shares to have been issued concurrent with the merger with H&H Glass.  The Company recorded 882,230 shares at $0.0001 par value to retire debt and interest totaling $2,646,692.

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

Description of the Series B Convertible Preferred Stock

As of January 1, 2010 pursuant to the purchase agreement for 51% ownership in EZ Link Holdings Ltd., approximately 47% of the purchase price amount $400,000 was paid in Series B convertible preferred shares of IPL Group, Inc. at a per share value of $1.00, or 400,000 shares.

The Preferred shares are convertible into common shares on a 1:1 ratio at a fixed rate of $1 per share.  Preferred shares have no voting rights, have no redemption rights and earn no dividends.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

This criteria was not met so there were no conversions as of December 31, 2010.  However, the first tranche will be eligible for conversion again at December 31, 2011.

The second tranche of the Preferred Shares shall be convertible after the second 12 month period, i.e. the year ending December 31, 2011, if all of the following performance targets are met by EZ Link:

(a) 5% increase in revenues and 1% before tax earnings over the prior 12 month period; and
(b) Maintained a positive cash flow from operations over the prior 12 month period.

If EZ Link does not reach its performance goals at December 31, 2011, the conversion rights will be extended one additional year.

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

The Company determined that the preferred shares are not mandatorily or conditionally redeemable and are properly classified as permanent equity in the accompanying consolidated financial statements.

3.   Common Stock

There were no issuances of common stock in the year ended December 31, 2009.

Common stock transactions during the twelve month period ending December 31, 2010:

As of January 1, 2010, pursuant to the purchase agreement for 51% ownership in EZ Link Holdings Ltd., approximately 53% of the purchase price amount $457,143 was paid in common shares of IPL Group, Inc. at a per share value of $1.00, or 457,143 shares.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

3.   Common Stock - continued

Description of Common Stock

Holders of the common stock are entitled to one vote for each share held in the election of directors and in all other matters to be voted on by stockholders. Stockholders have cumulative voting rights in the election of directors. Holders of common stock are entitled to receive dividends as may be declared from time to time by the board of directors out of funds legally available. In the event of liquidation, dissolution or winding up, holders of common stock are to share in all assets remaining after the payment of liabilities.

4.   Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $220,500 and $250,000 for the years ended December 31, 2010 and 2009, respectively.

In the year ending December 31, 2010, Mr. Lin paid $8,000 of accounting fees on behalf of the Company.  In the year ended December 31, 2009, Mr. Lin paid $33,600 of accounting fees on behalf of the Company.  These amounts are reported in the accompanying financial statements as “Related Party Advances.”  Total advances due to Mr. Lin totaled $80,000 and $72,000 at December 31, 2010 and 2009, respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $56,000 and $53,500 for the years ended December 31, 2010 and 2009, respectively.

Steven Westlund

Mr. Westlund, the Company’s Chief Executive Office and acting Chief Financial Officer, was paid $6,000 per year in cash for Director fees in the years ended December 31, 2010 and 2009.

William Gresher

Mr. Gresher, a member of the Board of Directors, was paid $6,000 per year in cash for Director fees in the years ended December 31, 2010 and 2009.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation.  EZ Link rents its offices from Easy Global Company, Ltd.  During the year ended December 31, 2010, EZ Link paid $70,899 to Easy Global Company for rent expense.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

5.   Other Income

During the year ended December 31, 2010, the Company recorded $366,470 in Other Income as follows:

Interest income	867
Interest expense	(1,272)
Miscellaneous expense	(6,538)
Rent income	5,839
Realized gain on investment	130,529
Debt forgiveness	237,045
$366,470

During the year ended December 31, 2009, the Company recorded $924 in Interest Income.

6.   Property and Equipment

The Company’s property and equipment at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Furniture and fixtures	$14,552	$14,552
Computers and equipment	151,655	23,452
Leasehold improvements	63,977	-
	230,184	38,004
Less accumulated depreciation	(192,369)	(34,914)
Total	$37,815	$3,090

The Company recorded depreciation expense for the year ended December 31, 2010 and 2009, of $12,912 and $3,957 respectively.

7.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2010 and 2009, consisted of the following:

	2010	2009
Accounts payable	$4,796,888	$1,705,038
Accrued professional and related fees	94,671	72,563
Total	$4,891,559	$1,777,601

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

8.   Income Taxes

The components of income (loss) from operations before income taxes for 2010 and 2009 were as follows:

	2010	2009
U.S.	$254,724	$(299,158)
Foreign	38,755	-
	$293,479	$(299,158)

Significant components of the provision for taxes based on income are as follows for the years ended December 31:

	2010	2009
Current	$7,736	$0
Foreign	25,621	0
Deferred	111,283	(80,109)
Total provision for income taxes	$144,640	$(80,109)

In September 2010, the Company received State refund of $30,750 and Federal refunds totaling $198,571 (total refunds of $229,321).  At December 31, 2009, the Company had recorded overpaid taxes totaling $168,238.  The Company recorded $66,483 excess of refunds received over refunds expected as an offset to income tax expense.

Significant temporary differences that give rise to the deferred tax assets as of December 31, 2010 and 2009, follow:

	2010	2009
Inventory valuation adjustment	$126,473	$141,937
Current period loss	-	101,714
Unrealized (gain)/loss on investments	-	(30,005)
Furniture and equipment	(257)	(1,324)
Net deferred tax assets	$126,216	$212,322

The Company has recorded deferred tax assets of $126,216 and $212,322 at December 31, 2010 and 2009, respectively.  These arise principally from inventory reserves deductible in the years after the period in which they were accrued.  The Company has not recorded any valuation allowance against these deferred tax assets.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

8.   Income Taxes - continued

Tax rate reconciliation
	2010		2009
Federal tax rate	34.0%		34.0%
State taxes, net of benefit	7.4%		5.8%
Non-deductible tax expenses	11.2%		(13.0	) %
Utilization of SRLY NOL	(17.3	) %	0.0%
Other	3.1%		0.0%
Effective tax rate	32.2%		26.8%

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

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space for its headquarters.  The lease began on January 1, 2005, and was renewed on September 1, 2008 and expires on August 31, 2013.  As of December 31, 2010, total monthly base rent is $8,854 per month.

EZ Link rents 2,388 square feet of office space for its headquarters.  The lease began on October 1, 2009, and was renewed in September 2010.  The lease is renewed annually.  As of December 31, 2010, total base monthly rent is $11,275 per month.

EZ Link also rents 182 square feet of office space.  The lease began on October 1, 2009, and expires on September 30, 2011.  The lease renews every two years.  As of September 30, 2010, total base monthly rent is $3,584.

Future minimum payments on this lease for fiscal years following December 31, 2010, are:

Year ended December 31,
2011	107,483
2012	111,245
2013	75,874
$294,602

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Earnings (loss) per share of common stock are calculated as follows:

	For the Years Ended December 31,
	2010	2009
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net Income (Loss) available to IPLO	$142,403	$(219,049)
Weighted average common shares outstanding	4,961,357	4,504,214
Basic earnings (loss) per share of common stock	$0.03	$(0.05)

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net Income (Loss) available to IPLO	$142,403	$(219,049)
Weighted average common shares outstanding	4,961,357	4,504,214
Effect of dilutive securities:

Convertible preferred stock	1,374,730	-
Weighted average common shares outstanding after effect of dilutive securities	6,336,087	4,504,214
Diluted earnings/(loss) per share of common stock	$0.02	$(0.05)

11.   Fair Value Measurements

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1.  The total amount of the Company’s investment classified as Level 3 for the periods ended December 31, 2010 and 2009 respectively is $0 and $230,013.

Fair value of financial instruments:  The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses approximated fair value as of December 31, 2010, and December 31, 2009, because of the relative short-term nature of these instruments. The fair value of the Company’s available-for-sale securities was $0 at December 31, 2010 and $230,013 at December 31, 2009, and these securities were classified as Level 3.  The change in level 3 assets during 2010 was a result of the sale of the securities during 2010.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

12.   Securities Available for Sale

In 2004, the Company invested $141,762 in a real estate partnership managed by Kayne Anderson Capital Advisors, which it classified as available for sale.  The net fair value of the securities at December 31, 2010 and 2009, were $0 and $230,013, respectively.  A Federal income tax rate of 34% is assumed.

Amounts Reported in Net Income and Other Comprehensive Income
for the Years Ended December 31, 2010 and 2009

	2010	2009
Net income:
Gain on sale of investment	$130,529	$-
Income tax expense	-	-
Net gain realized in net income	130,529	-
Other comprehensive income:
Holding gain/(loss) arising during period, net of tax	(58,246)	66,964
Reclassification adjustment, net of tax	-	-
Net gain (loss) recognized in other comprehensive income	(58,246)	66,964
Total impact on comprehensive income	$72,283	$66,964

13.   Acquisition of EZ Link Holdings, Ltd.

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

Capitalization of Purchase Price

(a) Approximately 53% of the Purchase Price amount $457,143 was paid in common shares of the Company as of the closing date based on a per share value of $1.00.

(b) Approximately 47% of the Purchase Price amount $400,000 was paid in Series B Convertible Preferred Shares which will be convertible into shares of the Company’s common shares on a one for one basis.  The preferred shares were valued at $1.00 per share and are convertible pursuant to the terms and conditions specified in the acquisition agreement.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

13.   Acquisition of EZ Link Holdings, Ltd. (continued)

On January 1, 2010, the Company obtained controlling interest in EZ Link Holdings, Ltd. by purchasing outstanding shares for $857,143, in common and preferred stock.  The purchase price was allocated to the assets acquired based on the fair values at the acquisition date. The intangible asset acquired was valued at $1.3 million using a multiple of gross margin pricing.  Negative goodwill represents the excess of fair value of the net identifiable assets acquired over the purchase price.  Negative goodwill was insignificant at the acquisition date.  The financial results of EZ Link Holdings, Ltd. are included in these financial statements beginning on January 1, 2010, the date control was acquired, in accordance with the accounting guidance for business combinations.  The purchase price was allocated as follows:

Cash and cash equivalents	$586,041
Accounts receivable	1,014,999
Other current assets	66,098
Property and Equipment	22,478
Deposits	18,654

Total Assets	1,708,270

Accounts payable and accrued expenses	1,197,575
Notes payable	125,748
Total Liabilities	1,323,323
Contract in place	1,295,726
Net Assets Acquired	$1,680,673

Fair value of common stock	$457,143
Fair value of Series B preferred stock	400,000
Fair value of non controlling interest	823,530
Fair value of Consideration Paid	$1,680,673

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
December 31, 2010 and 2009

13.   Acquisition of EZ Link Holdings, Ltd. (continued)

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of EZ Link Holdings Ltd, Inc. had occurred at January 1, 2009.

			EZ Link	Consolidation	UNAUDITED
	IPLO	EZ Link Corp	Holdings	Adjustments	Consolidated
	12/31/2009	12/31/2009	12/31/2009		12/31/2009
Revenues	15,556,775	8,355,973			23,912,748
Cost of goods sold	(14,724,769)	(7,248,534)			(21,973,303)
Gross Profit	832,006	1,107,439	-		1,939,445

Administrative expenses	580,857	1,115,389			1,692,246
Rent	76,016				76,016
Salaries and Wages	475,215				475,215
	1,132,088	1,115,389	-		2,247,477

Net income (loss) from operations	(300,082)	(7,950)	-		(308,032)

Interest income	924	464			1,388
Other Income	-	9,988			9,988
Other Expense		6,563			6,563
Interest expense	-	(246)			(246)
Rent income		3,464			3,464
	924	20,233	-		21,157

Net income (loss) before income taxes	(299,158)	12,283	-		(286,875)
					-
Income tax- provision (benefit)	80,109				(80,109)
	80,109	-	-		(80,109)

Net Income (Loss)	(219,049)	12,283	-		(206,776)
					-
Comprehensive income (loss)	66,964	-			66,964
	66,964	-	-		66,964

Comprehensive Income (Loss)	(152,085)	12,283	-		(139,802)

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

13.   Acquisition of EZ Link Holdings, Ltd. (continued)

		EZ Link	Consolidation	UNAUDITED
IPLO	EZ Link Corp	Holdings	Adjustments	Consolidated

Income/loss per share (basic)	(0.05)	-	(0.04)

Income/loss per share (basic)	(0.05)	-	(0.04)

Weighted average shares outstanding - basic	4,504,214	407,143	4,961,357

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the  acquisitions  been consummated as of that time, nor is it intended to be a projection of future results.

14.   Segment Reporting

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the year ended December 31, 2010:

	IPLO	EZ LINK	Consolidated
Revenue	$24,765,867	$11,828,491	$36,594,358
Operating Income	(80,880)	7,889	(72,991)
Total Assets	6,408,838	1,836,489	8,245,327
Capital Expenditures	-	17,201	17,201
Interest Income (Expense)	438	362	800
Interest Expense	-	(1,205)	(1,205)
Depreciation	$2,490	10,422	12,912

15.   Unrestricted Net Assets

EZ Link Corp. has retained earnings of approximately $25,000 as of December 31, 2010. Distributions and other payments to EZ Link Holdings, Ltd. from its subsidiary, EZ Link Corp. may not permitted by the Taiwan government.  Condensed financial information of the United States operations is as follows:

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

15.   Unrestricted Net Assets (continued)

Information of the United States operations is as follows:

Balance Sheets	2010

Assets
Cash and cash equivalents	$191,414
Accounts receivable, net	4,722,353

Other current assets	72,458
Total current assets	4,986,024

Investment in subsidiary	823,530
Property and equipment	599
Other assets	126,216
Total assets	$5,936,369

Liabilities

Accounts payable	$3,387,352
Accrued liabilities	168,894
Accounts payable to related party	80,000

Total current liabilities	3,636,246

Total liabilities	3,636,246

Stockholders' equity
Common stock	4,961
Preferred stock	138
APIC	2,202,877
Accumulated deficit	92,147
Total stockholders' equity	2,300,123
Total liabilities and stockholders' equity	$5,936,369

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

15.   Unrestricted Net Assets (continued)

Statement of Operations	2010

Net sales	$24,765,867
Cost of goods sold	23,711,526

General and administrative expenses	1,160,844
Income from operations	(106,503)

Other income and (expense)
Interest expenses	(472)
Other income	368,397
Provision for taxes	(119,019)
248,904
Net income (loss)	$142,403

Statements of Cash Flows	2010

Cash flows from operating activities:	$(61,304)
Cash flow from investing activities:
Proceeds from sale of investment	234,800
Net cash flows from investing	234,800
Cash flow from financing activities:
Net borrowings , related party	8,000
Net cash flows from financing activities	8,000
Cash, beginning of year	9,918
Cash, end of year	$191,414