Form 10-Q
period 2011-03-31
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2011-05-18
CIK 822997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011 or

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
☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of April 30, 2011 was 4,961,357

International Packaging and Logistics Group, Inc.,
and Subsidiaries

Condensed Consolidated Financial Statements
for the Three Months Ended

March 31, 2011 and 2010

C  O  N  T  E  N  T  S

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Operations and Comprehensive Income	3

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	7 – 18

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 31, 2011, and December 31, 2010
	31-Mar-11	31-Dec-10
Current Assets	(unaudited)
Cash	$1,335,773	$700,264
Accounts receivable, net	5,616,360	5,959,793
Other current assets	95,963	56,592
Prepaid expenses	14,715	35,641
Prepaid taxes	25,781	-

Total Current Assets	7,088,592	6,752,290

Property, Plant and Equipment, net	34,260	37,815

Other Assets
Deposits	32,953	33,280
Contract in place	1,295,726	1,295,726
Deferred tax assets	126,216	126,216

Total Other Assets	1,454,895	1,455,222

Total Assets	$8,577,747	$8,245,327

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$5,293,066	$4,891,559
Notes payable - related party	80,000	80,000
Taxes payable	-	74,219
Other current liabilities	24,524	19,127

Total Current Liabilities	5,397,590	5,064,905

Commitments and contingencies	-	-

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,730 Series A issued and outstanding	98	98
400,000 Series B issued and outstanding	40	40
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,961,357 issued and outstanding	4,961	4,961
Additional paid-in capital	2,202,877	2,202,877
Accumulated other comprehensive income	36,155	50,333
Retained earnings	98,928	92,147

Total IPLO Stockholders' Equity	2,343,059	2,350,456

Non-controlling interest	837,098	829,966

Total Stockholders' Equity	3,180,157	3,180,422

Total Liabilities and Stockholders' Equity	$8,577,747	$8,245,327

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Operations And Comprehensive Income
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
	Three Months Ending
	March 31,
	2011	2010
Revenues
Packaging	$6,080,450	$4,881,182
Logistics	2,505,159	2,555,045

Total Revenues	8,585,609	7,436,227

Cost of Goods Sold
Packaging	5,857,418	4,580,237
Logistics	2,160,921	2,301,550

Total Cost of Goods Sold	8,018,339	6,881,787

Gross Profit	567,270	554,440

Operating Expenses
Administrative expenses	195,317	186,230
Rent	46,542	41,966
Salaries and wages	314,037	277,919

Total Operating Expenses	555,896	506,115

Income from Operations	11,374	48,325

Other Income
Interest income (expense)	(881)	403
Other income	683	3,046
Rent Income	1,461	895

Total Other Income	1,263	4,344

Net Income before Income Taxes	12,637	52,669

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Operations And Comprehensive Income
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

Income tax benefit (expense)	1,276	(24,392)

Net Income available to common shareholder	13,913	28,277

Net (gain) loss attributable to non-controlling interest	(7,132)	2,160

Net Income attributable to IPLO	6,781	30,437

Comprehensive Income
Gain (loss) on currency exchange	(14,178)	8,673

Comprehensive Income (Loss)	$(7,397)	$39,110

Earnings per weighted average share of common stock - basic	$0.00	$0.01

Earnings per weighted average share of common stock - diluted	$0.00	$0.00

Weighted average shares outstanding - basic	4,961,357	4,961,357

Weighted average shares outstanding - diluted	6,336,087	6,336,087

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	March 31,	March 31,
	2011	2010
Cash flow from operating activities:
Net income	$13,913	$28,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,989	2,724
Bad debt expense	-	1,708
Changes in operating assets and liabilities:
(Increase )decrease in accounts receivable	324,031	(781,440)
Increase in other current assets	(39,668)	(7,461)
Decrease in prepaid expenses	20,722	-
Increase in prepaid taxes	(25,781)	-
Decrease in deferred tax asset	-	29,221
Increase in accounts payable and accrued expenses	423,083	855,983
Decrease in income taxes payable	(74,219)	-
Increase in other current liabilities	5,696	14,363
Net cash provided by operating activities	650,766	143,375

Cash flow from investing activities:
Cash acquired in acquisition of subsidiary	-	579,538
Net cash provided by investing activities	-	579,538

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

Cash flow from financing activities:
Payments on short-term loans	-	(111,470)
Proceeds from related party	-	4,000
Net cash used in financing activities	-	(107,470)

Effect of currency translation	(15,257)	9,286
Net increase in cash and cash equivalents	635,509	624,729
Cash and cash equivalents at beginning of period	700,264	9,918
Cash and cash equivalents at end of period	$1,335,773	$634,647

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$881	$-
Taxes	$-	$-

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2011

1.Summary of Significant Accounting Policies

Organization and Basis of Presentation

These interim condensed consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”).  The interim condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States.  The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated.  The Company’s fiscal year end is on December 31.

The foregoing unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2010.  In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month periods ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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
March 31, 2011

1.Summary of Significant Accounting Policies (continued)

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
March 31, 2011

1.Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.  EZ Link Corp’s functional currency is New Taiwan Dollars (NTD), however, the accompanying consolidated financial statements have been re-measured and presented in United States Dollars ($).

The consolidated financial statements include the accounts of IPL Group and its subsidiaries (collectively the “Company”).  The Company’s subsidiaries include H&H Glass and of EZ Link Holdings, Ltd.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”).

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

The Company's consolidated financial statements include 100% of the assets, liabilities and earnings of a subsidiary, EZ Link Corp, which is more than 50% owned and control is established.  The ownership interest of the minority owners of the Company’s subsidiary is called non-controlling interest.

The Company has concluded that EZ Link Corp is a VIE and that the Company’s 51% owned subsidiary, EZ Link Holdings, absorbs a majority of the risk of loss from the activities of EZ Link Corp. and enables the Company to receive a majority of its expected residual returns. Accordingly, the Company accounts for EZ Link Corp. as a VIE as of January 1, 2010.

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
March 31, 2011

1.       Summary of Significant Accounting Policies (continued)

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

Foreign Currency Translation

As of March 31, 2011 the accounts of the EZ Link were maintained, and its consolidated financial statements were expressed, in NTD. Such consolidated financial statements were translated into USD with NTD as the functional currency.  All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2011

1.       Summary of Significant Accounting Policies (continued)

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the periods ended March 31, 2011 and 2010.

Cash flow from the Company's operations included in the statement of cash flows is calculated based upon the functional currency using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with arithmetical changes in the corresponding balances on the consolidated balance sheet. No presentation is made that the NTD amounts could have been, or could be, converted into USD at the rates used in translation.

Concentration of Credit Risk

The Company maintains balances in a Money Market Fund that is not federally insured.  Balances in this fund were $640,789 and $137,986 at March 31, 2011 and December 31, 2010, respectively.

Accounts receivable are typically unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of March 31, 2010, 87.2% of H&H Glass’s Accounts Receivable were attributable to four customers. As of December 31, 2010, 84.7% of H&H Glass’s Accounts Receivable were attributable to four customers.    At March 31, 2011 and December 31, 2010 H&H Glass had no reserve for doubtful accounts.

At March 31, 2011 and December 31, 2010 EZ Link Holdings, Ltd had no reserve for doubtful accounts.

In general the Company will reserve a receivable based one of the following reasons;  If the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount.

H&H Glass purchased 100% of its glass from one vendor in the three month periods ending March 31, 2011 and 2010.  During the three-month period ending March 31, 2011 and 2010, H&H Glass purchased $4,934,614 and $3,884,289 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.

Non-controlling Interest

The Company accounts for its non-controlling interest of 49% in EZ Link Holdings, Ltd. in the condensed consolidated financial statements classified as a separate component of equity. In addition, net earnings, and components of other comprehensive income are attributed to both the Company and non-controlling interest.

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

Comprehensive Income (Loss)

The Company reports and displays comprehensive income and its components in a full set of general-purpose consolidated financial statements. The Company’s realized loss of $14,178 and a realized gain of $8,673 for the three month periods ended March 31, 2011 and 2010, respectively, relate to the translation of financial statements from New Taiwan Dollar to US Dollars.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2011

2.Preferred Stock Transactions

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

These criteria were not met, so there were no conversions as of December 31, 2010.  However, the first tranche will be eligible for conversion again at December 31, 2011.

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

3.Common Stock Transactions

During the three months ending March 31, 2011 no stock was issued.

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

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2011

4.Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $57,500 and $55,125 for the three-month periods ended March 31, 2011 and 2010, respectively.

Mr. Allen Lin advanced the Company $4,000 during the three months ended March 31, 2010.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $14,000 for each three-month period ending March 31, 2011 and 2010, respectively.

Steven Westlund

For each three-month period ending March 31, 2011 and 2010, Mr. Westlund, the Company’s Chief Executive Officer and acting Chief Financial Officer, was paid $1,500 in cash for Director fees.

William Gresher

For the three-month periods ending March 31, 2011 and 2010, Mr. Gresher, a member of the Board of Directors, was paid $1,500 in cash for Director fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation.  EZ Link rents its offices from Easy Global Company, Ltd.  During the three months ended March 31, 2011 and 2010, EZ Link paid $11,691 and $10,738, respectively, to Easy Global Company for rent expense.

5. Property and Equipment

The Company’s property and equipment at March 31, 2011 and December 31, 2010, consisted of the following:

	March 31, 2011	December 31, 2010
Furniture and fixtures	$14,552	$14,552
Computers and equipment	149,645	151,655
Leasehold improvements	62,974	63,977
	227,171	230,184
Less accumulated depreciation	(192,911)	(192,369)
Total	$34,260	$37,815

The Company recorded depreciation expense for the three-month periods ending March 31, 2011 and 2010, of $2,989 and $2,724, respectively.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2011

6.Commitments and Contingencies

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space for its headquarters.  The lease began on January 1, 2005, and was renewed on September 1, 2008 and expires on August 31, 2013.  As of March 31, 2011, total monthly base rent is $8,854 per month.

EZ Link rents 2,388 square feet of office space for its headquarters.  The lease began on October 1, 2009, and was renewed in September 2010.  The lease is renewed annually.  As of March 31, 2011, total base monthly rent is $5,133 per month.

EZ Link also rents 182 square feet of office space.  The lease began on October 1, 2009, and expires on September 30, 2011.  The lease renews every two years.  As of March 31, 2011, total base monthly rent is $1,424.

Future minimum payments on this lease for fiscal years following March 31, 2011, are:

Year ended December 31,
2011 (nine months)	121,887
2012	111,245
2013	75,874
2014	-
2015	-
Thereafter	-

$309,006

7. Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period.  The Company’s Convertible Preferred Shares constituted potentially dilutive securities as of March 31, 2011.  Earnings per share at March 31, 2011, is calculated using the number of common shares issued to effect the business combination as being outstanding during the entire period.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2011

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended March 31,
	2011	2010
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to IPLO common stockholders	$6,781	$30,437

Weighted average common shares outstanding	4,961,357	4,961,357
Basic earnings per share of common stock	$0.00	$0.01

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to IPLO common stockholders	$6,781	$30,437

Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	1,374,730	1,374,730
Weighted average common shares outstanding after effect of dilutive securities	6,336,087	6,336,087

Diluted earnings per share of common stock	$0.00	$0.00

8. Segment Reporting

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the three months ended March 31, 2011:

	Packaging	Logistics	Total

Revenue	$6,080,450	2,505,159	8,585,609
Operating Income	(9,333)	20,707	11,374
Total Assets	6,937,493	1,640,254	8,577,747
Capital Expenditures	-	-	-
Interest Income	10	-	10
Interest Expense	-	(891)	(891)
Depreciation	150	2,839	2,989

9.Unrestricted Net Assets

EZ Link Corp. has retained earnings of approximately $25,000 as of March 31, 2011. Distributions and other payments to EZ Link Holdings, Ltd. from its subsidiary, EZ Link Corp. may not permitted by the Taiwan government.  Condensed financial information of the United States operations is as follows:

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2011

9.Unrestricted Net Assets - continued

Information of the United States operations is as follows:

	March 31,	December 31,
Balance Sheets	2011	2010

Assets
Cash and cash equivalents	$880,716	$191,414
Accounts receivable, net	4,596,172	4,722,353
Other current assets	25,781	59,824
Total current assets	5,502,669	4,986,024

Investment in EZ Link Holdings, Ltd.	857,143	857,143
Deposits	12,433	12,433
Property and equipment	449	599
Other assets	126,216	126,216
Total assets	$6,498,910	$5,982,415

Liabilities

Accounts payable	$4,046,377	$3,438,497
Accrued liabilities	65,629	168,894
Accounts payable to related party	80,000	80,000

Total current liabilities	4,192,006	3,687,391

Total liabilities	4,192,006	3,687,391

Stockholders' equity
Common stock	4961	4,961
Preferred stock	138	138
APIC	2,202,877	2,202,877
Accumulated deficit	98,928	92,147
Total stockholders' equity	2,306,904	2,295,024
Total liabilities and stockholders' equity	$6,498,910	$5,982,415

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2011

9.Unrestricted Net Assets - continued

Information of the United States operations is as follows:

	March 31,	March 31,
Statement of Operations	2011	2010

Net sales	$6,080,450	$4,881,182
Cost of goods sold	5,857,418	4,580,237

General and administrative expenses	216,261	244,410
Income (loss) from operations	6,771	56,535

Other income and (expense)
Interest expenses	10	404
Other income	-	-
Provision for taxes	-	(24,392)
	10	(23,988)
Net income (loss)	$6,781	$32,547

	March 31,	March 31,
Statements of Cash Flows	2011	2010

Cash flows from operating activities:	$689,302	$426,052
Cash flow from investing activities:		-
Proceeds from sale of investment	-	-
Net cash flows from investing	689,302	426,052
Cash flow from financing activities:
Net borrowings , related party	-	-
Net cash flows from financing activities	-	-
Cash, beginning of year	191,414	9,918
Cash, end of year	$880,716	$435,970

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2011

10.           Reclassifications

The Company changed its presentation of revenues and related costs associated with EZ Link’s subsidiary, EZ Link International, Samoa, within the Consolidated Statements of Operations to report these revenues and cost of revenues gross within continuing operations to better reflect the nature of the transactions.   It had previously been presented on a net basis within operating expense.  This reclassification had no effect on net income, accumulated surplus/(deficit), or earnings per share.

The following table provides a summary of the reclassifications:

For the Three
Months Ended
March 31,
2010

Revenue previously reported	$6,885,602
Reclassification of EZ Link International	550,625

Total Revenue	$7,436,227

Cost of revenues previously reported	$6,315,419
Reclassification of EZ Link International	566,368

Total cost of revenues	$6,881,787

Total gross profit	$(15,743)

Reclassification to income and costs of revenues from expense	$15,743

International Packaging and Logistics Group, Inc.
and Subsidiaries
March 31, 2011

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

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

International Packaging and Logistics Group, Inc.
and Subsidiaries
March 31, 2011

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

Results of Operations

Three months ending March 31, 2011 and 2010

Revenue:

For the three months ending March 31, 2011 and 2011, revenues were $8,585,609 and $7,436,227 respectively, for an increase of $1,149,382 (15.5%) over the same period in 2010. The increase in revenue is a mainly due to two factors; 1) an increase in packaging revenue of $1,199,268 (24.6%) due to an upturn in the worldwide economy and due to customers’ replenishing their inventory levels, which had been kept at low levels due to the global recession, and 2) offset by a slight decrease in Logistics revenues of $49,886 (2.0%).

Cost of Goods Sold:

Cost of goods sold for the three months ending March 31, 2011 and 2010 were $8,018,339 and $6,881,787 respectively, for an increase of $1,136,552 (16.5%) over the same period in 2010. This increase consists of an increase in packaging cost of goods sold of $1,277,181 (27.9%) which was a direct result of the increase in sales, offset by a decrease in logistics cost of goods sold of $140,629 (6.1%) from the same period in 2010.

International Packaging and Logistics Group, Inc.
and Subsidiaries
March 31, 2011

Gross Profit:

Gross profit was $567,270 and $554,440 for the three months ending March 31, 2011 and 2010, an increase of $12,830 (2.3%) over the same period in 2010.   The gross profit margin as a percent of sales for the three months ending March 31, 2011 and 2010 was 6.6% and 7.4 % respectively for a decrease of 0.8%.  The decrease is a result of a 13.7% gross profit percent from the logistics business offset by a lower gross profit percent from the packaging business of 3.7%.

Operating Expenses:

Operating expenses for the three month period ended March 31, 2011 and 2010 were $555,896 and $506,115, respectively for an increase of $49,781 (9.2%) from the same period prior year.  These differences in operating expenses were mostly attributable to the following:

Three months ending:	3/31/2010	3/31/2011	$ VAR	% VAR
Salaries & Related Expense	$277,919	$314,037	$36,118	13.0%	Packaging salary lower in 2011 by $12,165 offset by $44,235 increase in EZ Link salary expense (bonus)

Rent	41,966	46,542	4,576	10.9%	Packaging rent increased by $898 and EZ Link rent increased by $3,677. Increase due to annual rate increases.

Insurance	32,327	44,955	12,628	39.1%	Packaging Insurance based on prior revenue which was lower plus increase in EZ Link Group insurance of $3,312.

Meals & Entertainment	19,711	20,904	(1,193)	-5.7%	EZ Link expense of $20,861 for 2011 vs $19,602 for 2010

Travel Expense	58,131	34,865	-23,266	-40.0%	Decrease in packaging travel of $23,906.

Miscellaneous	76,061	94,593	18,032	20.0%	Miscellaneous items

Total Expenses	$506,115	$555,896	$49,781	9.3%

Other Income (Expenses):

Interest income (expense) for the three months ended March 31, 2011 and 2010 was $(881) (expense) and $403 (income) respectively for an increase of expense $1,284 (318.6%) from the same period prior year.

Other income was $683 for the three months ending March 31, 2011, an decrease of $2,363 over the same period in 2010.  Rent income was $1,461 for the three months ending March 31, 2011, an increase of $566 over the same period in 2010.

Liquidity and Capital Resources

Cash flow generated in operations for the three months ending March 31, 2011 amounted to $650,766, which mainly consisted the following: 1) increase in accounts payable and accrued expenses of $423,083, 2) decrease in accounts receivable of $324,031, 3) decrease in prepaid expenses of $20,722, 4) increase in other current liabilities of $5,696 and  5) depreciation expense of $2,989 offset by 1) increase in other current assets of $39,668, 2) decrease in taxes payable of $74,219, and 3) the net income of $13,913.

International Packaging and Logistics Group, Inc.
and Subsidiaries
March 31, 2011

On March 31, 2011 the Company had total assets of $8,577,747 compared to $8,245,327 on December 31, 2010, an increase of $332,420 or 4.0%.  The Company had total stockholders’ equity of $3,180,157 on March 31, 2011, compared to stockholders’ equity of $3,180,422 on December 31, 2010, a decrease of $265 (0.0%).  As of March 31, 2011 the Company's working capital position increased by $3,617 (0.2%) from working capital of $1,687,385 at December 31, 2010 to working capital of $1,691,002 at March 31, 2011.

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

International Packaging and Logistics Group, Inc.
and Subsidiaries
March 31, 2011

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

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a resulted of identified material weakness in our financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated  Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this quarterly report.

IDENTIFIED MATERIAL WEAKNESS

 A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of March 31, 2011:

●	We lack an effective period-end financial statement reconciliation process to transition from Taiwan Accounting Standards to U.S. Generally Accepted Accounting Principles (“GAAP”).

●	We lack formal guidance or checklist of procedures to facilitate the reconciliation of the financial statements reported under Taiwan accounting standards to GAAP.

MANAGEMENT'S REMEDIATION INITIATIVES

We are undertaking the remedial measures to establish effective disclosure controls and procedures and internal control over financial reporting, including improving the supervision and training of our accounting staff to understand and implement accounting requirements, policies and procedures for the accounting of variable interest entities. We are reviewing the qualifications of qualified GAAP consultants who can work with the Company’s Chief Financial Officer and Taiwan accounting team to indentify GAAP related issues and help evaluate and address such issues before they present problems in reporting in the United States. We are planning to utilize a qualified consultant on an on-going basis. We also appointed an independent director who is knowledgeable in US GAAP to our board of directors.  The remediation initiatives are an ongoing process of establishing and meeting recording and reporting milestones that are designed to provide an effective system of internal control over financial reporting. We expect to have the system fully operational within the current fiscal year. Until then, executive and financial management is closely scrutinizing the recording and reporting of all material financial transactions.

International Packaging and Logistics Group, Inc.
and Subsidiaries
March 31, 2011

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

None

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  Submission of Matters of a Vote to Security Holders

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

International Packaging and Logistics Group, Inc.
and Subsidiaries
March 31, 2011

a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350(Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350(Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Packaging and Logistics Group, Inc.
(Registrant)

Dated: May 17, 2011	By: /s/ Steven R.Westlund
Steven Westlund
Chief Executive Officer
Principal Financial Officer and Director

By: /s/ Allen Lin
Allen Lin, Director
President H&H Glass

By: /s/ William Gresher
William Gresher, Director