Form 10-Q
period 2011-06-30
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2011-08-17
CIK 822997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011 or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 0-21384

INTERNATIONAL PACKAGING AND LOGISTICS GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	13-3367421
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of June 30, 2011 was 4,961,357

International Packaging and Logistics Group, Inc.,
and Subsidiaries

Condensed Consolidated Financial Statements
for the Three and Six Months Ended

June 30, 2011 and 2010

C  O  N  T  E  N  T  S

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations and Comprehensive Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 16

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010
 (Unaudited)

	June 30, 2011	December 31, 2010
Current Assets
Cash	$560,621	$700,264
Accounts receivable, net	7,441,019	5,959,793
Other current assets	13,649	56,592
Prepaid expenses	7,129	35,641
Prepaid taxes	70,881	-

Total Current Assets	8,093,299	6,752,290

Property, Plant and Equipment, net	31,519	37,815
Total Property, plant and equipment, net	31,519	37,815

Other Assets
Deposits	48,253	33,280
Contract in place	1,295,726	1,295,726
Deferred tax assets	126,216	126,216

Total Other Assets	1,470,195	1,455,222

Total Assets	$9,595,013	$8,245,327

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$6,365,997	$4,891,559
Notes payable - related party	80,000	80,000
Taxes payable	-	74,219
Other current liabilities	27,444	19,127

Total Current Liabilities	6,473,441	5,064,905

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 Shares authorized, 974,730 Series A issued and outstanding	98	98
400,000 Series B issued and outstanding	40	40
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,961,357 issued and outstanding	4,961	4,961
Additional paid-in capital	2,202,877	2,202,877
Accumulated other comprehensive income	47,170	50,333
Retained Earnings	22,854	92,147

Total IPLO Stockholders' Equity	2,278,000	2,350,456

Non controlling interest	843,572	829,966

Total Stockholders' Equity	3,121,572	3,180,422

Total Liabilities and Stockholders' Equity	$9,595,013	$8,245,327

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Operations And Comprehensive Income
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Revenues
Packaging	$13,720,013	$11,392,526	$7,639,563	$6,511,344
Logistics	4,992,199	5,723,600	2,487,040	3,168,555

Total Revenues	18,712,212	17,116,126	10,126,603	9,679,899

Cost of Goods Sold
Packaging	13,281,479	10,916,442	7,424,061	6,336,205
Logistics	4,313,564	5,170,851	2,152,643	2,869,301

Total Cost of Goods Sold	17,595,043	16,087,293	9,576,704	9,205,506

Gross Profit	1,117,169	1,028,833	549,899	474,393

Operating Expenses
Administrative expenses	414,599	484,838	219,282	297,353
Rent	95,237	84,505	48,695	42,539
Salaries and wages	660,292	561,363	346,255	283,444

Total Operating Expenses	1,170,128	1,130,706	614,232	623,336

Income (Loss) from Operations	(52,959)	(101,873)	(64,333)	(148,943)

Other Income
Interest income (expense)	(697)	534	184	131
Other income	517	3,962	(166)	916
Rent Income	2,949	2,689	1,488	1,794

Total Other Income	2,769	7,185	1,506	2,841

Net Income (Loss) before Income Taxes	(50,190)	(94,688)	(62,827)	(146,102)

Income tax benefit (expense)	(5,497)	(24,392)	(6,773)	-

Net Income (Loss)	(55,687)	(119,080)	(69,600)	(146,102)

Net (gain) loss attributable to non controlling interest	(13,606)	(1,856)	(6,474)	304

Net Loss attributable to IPLO	(69,293)	(120,936)	(76,074)	(145,798)

Comprehensive Income
Unrealized gain (loss) on investments	-	18,715	-	18,715
Gain (loss) on currency translation	(3,163)	20,041	11,015	10,113

Comprehensive Income (Loss)	$(72,456)	$(82,180)	$(65,059)	$(116,970)

Loss per weighted average share of common stock - basic	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Loss per weighted average share of common stock - diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted average shares outstanding - basic	4,961,357	4,961,357	4,961,357	4,961,357
Weighted average shares outstanding - diluted	4,961,357	4,961,357	4,961,357	4,961,357

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	June 30, 2011	June 30, 2010
Increase (decrease) in cash and cash equivalents:
Net income/(loss)	$(55,687)	$(119,080)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation expense	6,434	3,877
Bad debt expense	-	5,833
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,479,563)	(2,376,275)
Decrease in other current assets	44,625	6,192
Decrease in income tax refund receivable	28,612	-
(Increase) decrease in prepaid taxes	(70,881)	-
(Increase) decrease in deposits	(14,878)	-
(Increase) decrease in deferred tax asset	-	29,221
(Decrease) increase in income taxes payable	(74,219)	-
(Decrease) increase in other current liabilities	8,111	64,274
Decrease in accounts payable and accrued expenses	1,471,921	3,022,142
Net cash used in operating activities	(135,525)	636,184

Cash flow from investing activities:
Cash acquired in acquisition of subsidiary	-	597,546
Net cash provided by investing activities	-	597,546

Cash flow from financing activities:
Payments on short-term loans	-	(113,129)
Proceeds from related party	-	8,000
Net cash used in financing activities	-	(105,129)

Effect of currency translation	(4,118)	19,697

Net increase/(decrease) in cash and cash equivalents	(139,643)	1,148,298
Cash and cash equivalents at beginning of period	700,264	9,918
Cash and cash equivalents at end of period	$560,621	$1,158,216

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$-	$-
Taxes	$145,100	$-

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011

1.   Summary of Significant Accounting Policies

Organization and Basis of Presentation

These interim condensed consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”).  The interim condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States.  The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated.  The Company’s fiscal year end is on December 31.

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

Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011

1.   Summary of Significant Accounting Policies (continued)

On January 1, 2010, International Packaging and Logistics Group, Inc., (“IPL Group Inc.”), acquired a majority interest in EZ Link Holdings, Ltd., company organized under the laws of the British Virgin Islands which contractually controls EZ Link Corporation (“EZ Link”), a logistics company headquartered in Taiwan.  EZ Link was established in July 2003 under the laws of Taiwan, Republic of China (“Taiwan RC”)  EZ LINK is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.

EZ Link International, Samoa (“ELIS”) was incorporated in Samoa.  ELIS is a wholly owned subsidiary of EZ Link Corporation and was set up to facilitate shipping operations in the Peoples Republic of China.

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
June 30, 2011

1.   Summary of Significant Accounting Policies (continued)

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

Voting interest entities are entities that have sufficient equity and provide the equity investors voting rights that give them the power to make significant decisions related to the entity’s operations.  The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest.  Accordingly, the Company consolidates its majority-owned subsidiary, EZ Link Holdings, in which it holds more than 50% of the voting rights or where control is exercised through other contractual rights.

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.  EZ Link Corp’s functional currency is New Taiwan Dollars (TWD), however, the accompanying consolidated financial statements have been re-measured and presented in United States Dollars ($).

The consolidated financial statements include the accounts of IPL Group and its subsidiaries (collectively the “Company”).  The Company’s subsidiaries include H&H Glass and of EZ Link Holdings, Ltd.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011

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

Foreign Currency Translation

As of June 30, 2011 the accounts of the EZ Link were maintained, and its consolidated financial statements were expressed, in New Taiwan dollar (“TWD”). Such consolidated financial statements were translated from TWD, EZ Link’s functional currency, to USD.  All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of operations were translated at the average exchange rate for the six months ended June 30, 2011. The resulting translation adjustments are reported under other comprehensive income.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011

1.   Summary of Significant Accounting Policies (continued)

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during the six months ended June 30, 2011 and 2010.

Cash flows from the Company's operations included in the statement of cash flows is calculated based upon the functional currency using the average exchange rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with arithmetical changes in the corresponding balances on the consolidated balance sheets. No presentation is made that the TWD amounts could have been, or could be, converted into USD at the rates used in translation.

Concentration of Credit Risk

The Company maintains balances in a Money Market Fund that is not federally insured.  Balances in this fund were $78,808 and $137,986 at June 30, 2011 and December 31, 2010, respectively.

Accounts receivable are typically unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of June 30, 2011, 87.4% of H&H Glass’s Accounts Receivable were attributable to four customers. As of December 31, 2010, 84.7% of H&H Glass’s Accounts Receivable were attributable to four customers.   At June 30, 2011 and December 31, 2010 H&H Glass had a reserve for doubtful accounts of $28,002.

In general the Company will reserve a receivable based one of the following reasons; if the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount.

H&H Glass purchased 100% of its glass from one vendor in the six months ended June 30, 2011 and 2010.  During the three months ended June 30, 2011 and 2010, H&H Glass purchased $6,419,915 and $5,184,289 of products from this vendor, respectively.  During the six months ended June 30, 2011 and 2010, H&H Glass purchased $11,354,529 and $9,080,044 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.

Non controlling Interest

The Company accounts for the non controlling interest of 49% in EZ Link Holdings, Ltd. in the condensed consolidated financial statements classified as a separate component of equity. In addition, net earnings, and components of other comprehensive income are attributed to both the Company and non controlling interest.

Net Earnings/(Loss) per Share

Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each period.  Basic earnings per share is computed as net loss applicable to common stockholders’ divided by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011

1.   Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss)

The Company reports and displays comprehensive income and its components in a full set of general-purpose consolidated financial statements. The Company’s realized gain of $11,015 and $10,113 for the three months ended June 30, 2011 and 2010, respectively, and realized loss of $3,163 and realized gain of $20,041 for the six months ended June, 2011 and 2010, respectively, relate to the translation of the financial statements from New Taiwan Dollars to US Dollars.  The Company also recorded an unrealized gain of $18,715 for the three months and six months ended June 30, 2010, on investments available for sale.

2.   Preferred Stock Transactions

The Preferred Shares shall be convertible into common shares in two equal traunches, the first being upon completion and receipt of the year ended December 31, 2010, financials if all of the following performance targets are met by EZ Link:

(a) Maintain revenues and before tax earnings same as the prior 12 month period; and
(b) Maintained a positive cash flow from operations over the prior 12 month period.

This criteria was not met so there were no conversions as of December 31, 2010.  However, the first tranche will be eligible for conversion again at December 31, 2011.

The second tranche of the Preferred Shares shall be convertible after the second twelve month period, i.e. the year ending December 31, 2011, if all of the following performance targets are met by EZ Link:

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
June 30, 2011

The Company determined that the preferred shares are not mandatorily or conditionally redeemable and are properly classified as permanent equity in the accompanying consolidated financial statements.

3.   Common Stock Transactions

During the six months ended June 30, 2011 no stock was issued.

4.   Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $57,500 and $55,125 for the three-month periods ended June 30, 2011 and 2010, respectively, and $115,000 and $110,250 for the six-month periods ended June 30, 2011 and 2010, respectively.

Mr. Allen Lin advanced the Company $4,000 and $8,000 during the three and six months ended June 30, 2010 respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $14,000 for each of the three-month periods ended June 30, 2011 and 2010, and $28,000 for each of the six-month periods ended June 30, 2011 and 2010

Steven Westlund

For each three-month periods ended June 30, 2011 and 2010, Mr. Westlund, the Company’s Chief Executive Officer and acting Chief Financial Officer, was paid $1,500 in cash for Director fees.

For each six-month period ended June 30, 2011 and 2010, Mr. Westlund, the Company’s Chief Executive Officer and acting Chief Financial Officer, was paid $3,000 in cash for Director fees.

William Gresher

For each three-month period ended June 30, 2011 and 2010, Mr. Gresher, a member of the Board of Directors, was paid $1,500 in cash for Director fees.

For each six-month period ended June 30, 2011 and 2010, Mr. Gresher, a member of the Board of Directors, was paid $3,000 in cash for Director fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation.  EZ Link rents its offices from Easy Global Company, Ltd.  During the three months ended June 30, 2011 and 2010, EZLink paid $11,898 and $10,773, respectively, and for the six months ended June 30, 2011 and 2010, EZ Link paid $21,511 and $21,511, respectively, to Easy Global Company for rent expense.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011

5.   Property and Equipment

The Company’s property and equipment at June 30, 2011 and December 31, 2010, consisted of the following:

	2011	2010
Furniture and fixtures	$14,552	$14,552
Computers and equipment	152,250	151,655
Leasehold improvements	64,276	63,977
	231,078	230,184
Less accumulated depreciation	(199,559)	(192,369)
Total	$31,519	$37,815

The Company recorded depreciation expense for the six months ended June 30, 2011 and 2010, of $6,434 and $3,877, respectively.

6.   Commitments and Contingencies

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space for its headquarters.  The lease began on January 1, 2005, and was renewed on September 1, 2008 and expires on August 31, 2013.  As of June 30, 2011, total monthly base rent is $8,854 per month.

EZ Link rents 2,388 square feet of office space for its headquarters.  The lease began on October 1, 2009, and was renewed in September 2010.  The lease is renewed annually.  As of June 30, 2011, total base monthly rent is $4,128 per month.

EZ Link also rents 182 square feet of office space.  The lease began on October 1, 2009, and expires on September 30, 2011.  The lease renews every two years.  As of June 30, 2011, total base monthly rent is $1,424.

EZ Link also maintains operating leases for parking spaces and vehicles used in its operations expiring through June 23, 2014.

Future minimum payments on this lease for fiscal years following June 30, 2011, are:

Year ended December 31,
2011	85,412
2012	141,664
2013	106,293
2014	13,721
Thereafter	-

$347,090

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011

7.   Earnings (Loss) per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period.  The Company’s Convertible Preferred Shares constituted potentially dilutive securities as of June 30, 2011 and 2010.  However, the net loss for the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 would have made these securities anti-dilutive.  Earnings per share at June 30, 2011 and 2010, is calculated using the number of common shares issued to effect the business combination as being outstanding during the entire period.

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended June 30,
	2011	2010
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net Loss attributable to IPLO	$(76,074)	$(145,798)

Weighted average common shares outstanding	4,961,357	4,961,357
Basic earnings (loss) per share of common stock	$(0.02)	$(0.03)

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net Loss attributable to IPLO	$(76,074)	$(145,798)

Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	-	-
Weighted average common shares outstanding after effect of dilutive securities	4,961,357	4,961,357

Diluted earnings (loss) per share of common stock	$(0.02)	$(0.03)

	For the Six Months Ended June 30,
	2011	2010
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net Loss attributable to IPLO	$(69,293)	$(120,936)

Weighted average common shares outstanding	4,961,357	4,961,357
Basic earnings (loss) per share of common stock	$(0.01)	$(0.02)

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net Loss attribuable to IPLO	$(69,293)	$(120,936)

Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	-	-
Weighted average common shares outstanding after effect of dilutive securities	4,961,357	4,961,357

Diluted earnings (loss) per share of common stock	$(0.01)	$(0.02)

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011

8.   Segment Reporting

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the three months ended June 30, 2011:

	Packaging	Logistics	Total

Revenue	$7,639,563	2,487,040	10,126,603
Operating Income (Loss)	(85,596)	21,263	(64,333)
Total Assets	8,078,259	1,516,754	9,595,013
Interest Income	10	182	192
Interest Expense	-	(8)	(8)
Depreciation	2	3,443	3,445

Following is a summary of segment information for the six months ended June 30, 2011:

	Packaging	Logistics	Total

Revenue	$13,720,013	4,992,199	18,712,212
Operating Income (Loss)	(86,639)	33,680	(52,959)
Total Assets	8,078,259	1,516,754	9,595,013
Interest Income	20	182	202
Interest Expense	-	(899)	(899)
Depreciation	151	6,283	6,434

9.   Unrestricted Net Assets

EZ Link Corp. has retained earnings of approximately $974 as of June 30, 2011. Distributions and other payments to EZ Link Holdings, Ltd. from its subsidiary, EZ Link Corp. may not be permitted by the Taiwan government.  Condensed financial information of the United States operations is as follows:

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011

9.   Unrestricted Net Assets - continued

Information of the United States operations is as follows:

Balance Sheets	June 30, 2011	December 31, 2010

Assets
Cash	$155,944	$191,414
Accounts receivable, net	6,416,611	4,722,353
Other current assets	-	37,491
Prepaid expenses	-	22,606
Prepaid taxes	70,881	-
Total current assets	6,643,436	4,973,864

Investment in EZ Link Holdings, Ltd.	857,143	857,143
Property and equipment, net	449	599
Deposits	12,433	12,433
Deferred tax assets	126,216	126,216
Total assets	$7,639,677	$5,970,255

Liabilities

Accounts payable	$5,289,172	$3,421,238
Accrued liabilities	39,675	94,675
Note payable - related party	80,000	80,000
Taxes payable	-	74,219
Total current liabilities	5,408,847	3,670,132

Total liabilities	5,408,847	3,670,132

Stockholders' equity
Preferred stock	138	138
Common stock	4,961	4,961
Additional paid-in capital	2,202,877	2,202,877
Retained earnings	22,854	92,147
Total stockholders' equity	2,230,830	2,300,123
Total liabilities and stockholders' equity	$7,639,677	$5,970,255

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011

9.   Unrestricted Net Assets - continued

Information of the United States operations is as follows:

Statements of Operations	Three Months June 30, 2011	Three Months June 30, 2010

Net sales	$7,639,563	$6,511,344
Cost of goods sold	(7,424,061)	(6,336,205)
Operating expenses	(301,098)	(310,525)
Income (loss) from operations	(85,596)	(135,386)

Interest income (expense)	10	12
Income tax benefit (expense)	-	-
Income (loss) from subsidiary (51%)	9,512	(10,424)
	9,522	(10,412)

Net income (loss)	$(76,074)	$(145,798)

Statements of Operations	Six Months June 30, 2011	Six Months June 30, 2010

Net sales	$13,720,013	$11,392,526
Cost of goods sold	(13,281,479)	(10,916,442)
Operating expenses	(525,173)	(554,935)
Income (loss) from operations	(86,639)	(78,851)

Interest income (expense)	20	416
Income tax benefit (expense)	-	(24,392)
Income (loss) from subsidiary (51%)	17,326	(18,109)
	17,346	(42,085)

Net income (loss)	$(69,293)	$(120,936)

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011

9.   Unrestricted Net Assets - continued

Information of the United States operations is as follows:

Statements of Cash Flows	June 30, 2011	June 30, 2010

Net cash flows from operating activities:	$(35,470)	$542,770

Cash flow from investing activities:	-	-
Proceeds from sale of investment	-	-
Net cash flows from investing	-	-

Cash flow from financing activities:
Proceeds from note payable - related party	-	8,000
Net cash flows from financing activities	-	8,000

Net increase in cash	(35,470)	550,770
Cash, beginning of year	191,414	9,918
Cash, end of year	$155,944	$560,688

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

The following table provides a summary of the reclassifications:

For the Six Months Ended June 30, 2010

Revenue previously reported	$16,012,115
Reclassification of EZ Link International	1,104,011

Total Revenue	$17,116,126

Cost of goods sold previously reported	$14,981,782
Reclassification of EZ Link International	1,105,511

Total cost of goods sold	$16,087,293
Total gross profit	$(1,500)

Reclassification to income and cost of revenue from expense	$1,500

International Packaging and Logistics Group, Inc.
and Subsidiaries
June 30, 2011

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

International Packaging and Logistics Group, Inc.
and Subsidiaries
June 30, 2011

EZ Link International, Samoa (“ELIS”) was incorporated in Samoa.  ELIS is a wholly owned subsidiary of EZ Link Corporation and was set up to facilitate shipping operations in the Peoples Republic of China.

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

Results of Operations

Three and six months ended June 30, 2011 and 2010

Revenue:

For the three months ended June 30, 2011 and 2010, revenues were $10,126,603 and $9,679,899 respectively, for an increase of $446,704 (4.6%) over the same period in 2010. The increase in revenue is mainly due to two factors; 1) an increase in packaging revenue of $1,128,219 (17.3%) due to an upturn in the worldwide economy compared to a year ago, and 2) offset by a decrease in logistics revenues of $681,515 (21.5%) due to a loss of a large customer.

For the six months ended June 30, 2011 and 2010, revenues were $18,712,212 and $17,116,126 respectively, for an increase of $1,596,086 (9.3%) over the same period in 2010. The increase in revenue is a mainly due to two factors; 1) an increase in packaging revenue of $2,327,487 (20.4%) due to an upturn in the worldwide economy compared to a year ago, and 2) offset by a decrease in logistics revenues of $731,401 (12.8%) due to a loss of a large customer.

International Packaging and Logistics Group, Inc.
and Subsidiaries
June 30, 2011

Cost of Goods Sold:

Cost of goods sold for the three months ended June 30, 2011 and 2010 were $9,576,704 and $9,205,506 respectively, for an increase of $371,198 (4.0%) over the same period in 2010. This increase consists of an increase in packaging cost of goods sold of $1,087,856 (17.2%) which was a direct result of the increase in sales, offset by a decrease in logistics cost of goods sold of $716,658 (25.0%) from the same period in 2010 which is related to the loss of a large customer.

Cost of goods sold for the six months ended June 30, 2011 and 2010 were $17,595,043 and $16,087,293, respectively, for an increase of $1,507,750 (9.4%) over the same period in 2010. This increase consists of an increase in packaging cost of goods sold of $2,365,037 (21.7%) which was a direct result of the increase in sales plus an increase in raw material, offset by a decrease in logistics cost of goods sold of $857,287 (16.6%) from the same period in 2010 which is related to the loss of a large customer.

Gross Profit:

Gross profit was $549,899 and $474,393 for the three months ended June 30, 2011 and 2010, respectively, an increase of $75,506 (15.9%) over the same period in 2010.   The gross profit margin as a percentage of sales for the three months ended June 30, 2011 and 2010 was 5.4% and 4.9% respectively for an increase of 0.5%.  The increase consists of an increase of 13.4% in gross profit percentage from the logistics business offset by a lower gross profit percentage from the packaging business of 2.8%.

Gross profit was $1,117,169 and $1,028,833 for the six months ended June 30, 2011 and 2010, an increase of $88,336 (8.6%) over the same period in 2010.   The gross profit margin as a percent of sales for the six months ended June 30, 2011 and 2010 was 6.0%, no change from the prior period.

Operating Expenses:

Operating expenses for the three months ended June 30, 2011 and 2010 were $614,232 and $623,336, respectively, for a decrease of $9,104 (1.5%) from the same period in 2010.  Operating expenses for the six months ended June 30, 2011 and 2010 were $1,170,128 and $1,130,706, respectively, for an increase of $39,422 (3.5%) from the same period in 2010.  These differences in operating expenses were mostly attributable to the following:

Three months ended:	6/30/2010	6/30/2011	$ VAR	% VAR
Salaries & Related Expense	$283,444	$346,255	$62,811	22.2%	Packaging salary increased in 2011 by $12,239 plus a $50,572 increase in EZ Link salary expense (bonus)
Rent	42,539	48,695	6,156	14.5%	Packing rent increased by $2,113 and EZ Link rent increased by $4,053. Increase due to annual rate increases.
Insurance	32,417	47,453	15,036	46.4%	Packaging Insurance based on prior revenue which was lower plus increase in EZ Link Group insurance of $2,713.
Meals & Entertainment	20,179	20,319	140	0.7%	No material change
Travel Expense	98,312	63,168	(35,144)	-35.7%	Decrease in packaging travel of $35,031.
Miscellaneous	146,445	88,342	(58,103)	-39.7%	Miscellaneous items

Total Expenses	$623,336	$614,232	($9,104)	-1.5%

International Packaging and Logistics Group, Inc.
and Subsidiaries
June 30, 2011

Six months ending:	6/30/2010	6/30/2011	$ VAR	% VAR
Salaries & Related Expense	$561,363	$660,292	$98,929	17.6%	Packaging salary higher in 2011 by $4,121 plus a $94,808 increase in EZ Link salary expense (bonus)
Rent	84,505	95,237	10,732	12.7%	Packing rent increased by $3,002 and EZ Link rent increased by $7,730. Increase due to annual rate increases.
Insurance	64,744	92,408	27,664	42,7%	Packaging Insurance based on prior revenue which was lower plus increase in EZ Link Group insurance of $6,025.
Meals & Entertainment	39,890	41,223	1,333	3.3%	EZ Link expense of $15,760 for 2011 vs $14,305 for 2010
Travel Expense	156,443	98,033	-58,410	-37.3%	Decrease in packaging travel of $58,937 offset by EZ Link travel increase of $527.
Miscellaneous	223,761	182,935	-40,826	-18.2%	Miscellaneous items

Total Expenses	$1,130,706	$1,170,128	$39,422	3.5%

Other Income (Expenses):

Interest income (expense) for the three months ended June 30, 2011 and 2010 was $184 and $131, respectively, for an increase of expense $53 (40.5%) from the same period in 2010.  Interest income (expense) for the six months ended June 30, 2011 and 2010 was ($697) (expense) and $534 (income) for a decrease of $1,231 (230.5%).

Other income (expense) for the three months ended June 30, 2011 and 2010 was ($166) and $916, respectively, a decrease of $1,082 (118.1%) over the same period in 2010.  Other income (expense) for the six months ended June 30, 2011 and 2010 was $517 and $3,962, respectively, a decrease of $3,445 (87.0%) over the same period in 2010.

Rental income for the three months ended June 30, 2011 and 2010 was $1,488 and 1,794, respectively, a decrease of $306 (17.1%) over the same period in 2010.  Rental income for the six months ended June 30, 2011 and 2010 was $2,949 and 2,689, respectively, an increase of $260 (9.7%) over the same period in 2010.

Liquidity and Capital Resources

Cash flow used in operations for the six months ended June 30, 2011 amounted to $135,525, which mainly consisted of the following: 1) the net loss of $55,687, 2) increase in accounts receivable of $1,479,563, 3) increase in prepaid taxes of $70,881, 4) increase in deposits of $14,878, and 5) decrease in income taxes payable of $74,219, offset by 1) depreciation expense of $6,434, 2) decrease in other assets of $44,625, 3) decrease in prepaid expenses of $28,612, 4) increase in accounts payable and accrued expenses of $1,471,921, and 5) increase in other accrued liabilities of $8,111

On June 30, 2011 the Company had total assets of $9,595,013 compared to $8,245,327 on December 31, 2010, an increase of $1,349,686 or 16.4%.  The Company had total IPLO stockholders’ equity of $2,278,000 on June 30, 2011, compared to total IPLO stockholders’ equity of $2,350,456 on December 31, 2010, a decrease of $72,456 (3.1%).  As of June 30, 2011 the Company's working capital position decreased by $67,527 (4.0%) from working capital of $1,687,385 at December 31, 2010 to working capital of $1,619,858 at June 30, 2011.

International Packaging and Logistics Group, Inc.
and Subsidiaries
June 30, 2011

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

International Packaging and Logistics Group, Inc.
and Subsidiaries
June 30, 2011

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a resulted of identified material weakness in our financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated  Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this quarterly report.

IDENTIFIED MATERIAL WEAKNESS

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of June 30, 2011:

☐	We lack an effective period-end financial statement reconciliation process to transition from Taiwan Accounting Standards to U.S. Generally Accepted Accounting Principles (“GAAP”).
☐	We lack formal guidance or checklist of procedures to facilitate the reconciliation of the financial statements reported under Taiwan accounting standards to GAAP.

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
June 30, 2011

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

None

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  Submission of Matters of a Vote to Security Holders

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

a)    Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350(Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350(Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Packaging and Logistics Group, Inc.
(Registrant)

Dated: August 16, 2011	By:	/s/ Steven Westlund
Steven Westlund
Chief Executive Officer
Principal Financial Officer and Director

Dated: August 16, 2011	By:	/s/ Allen Lin
Allen Lin, Director
President H&H Glass

Dated: August 16, 2011	By:	/s/ William Gresher
William Gresher, Director