Form 10-Q
period 2011-09-30
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2011-11-18
CIK 822997

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011 or

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
☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of October 31, 2011 was 4,961,357

International Packaging and Logistics Group, Inc.,
and Subsidiaries

i

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
As of September 30, 2011, and December 31, 2010
 (Unaudited)

	September 30,	December 31
	2011	2010
Current Assets	(Unaudited)	(Audited)
Cash	$984,067	$700,264
Accounts receivable, net	6,400,619	5,959,793
Other current assets	9,607	56,592
Prepaid expenses	13,244	35,641
Prepaid taxes	121,811	-

Total Current Assets	7,529,348	6,752,290

Property, Plant and Equipment, net	26,263	37,815
Total Property, plant and equipment, net	26,263	37,815

Other Assets
Deposits	38,439	33,280
Contract in place	1,295,726	1,295,726
Deferred tax assets	126,216	126,216

Total Other Assets	1,460,381	1,455,222

Total Assets	$9,015,992	$8,245,327

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$5,959,634	$4,891,559
Notes payable - related party	80,000	80,000
Taxes payable	-	74,219
Other current liabilities	21,503	19,127

Total Current Liabilities	6,061,137	5,064,905

Commitments and contingencies	-	-
Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000shares authorized, 974,730 Series A issued and outstanding	98	98
400,000 Series B issued and outstanding	40	40
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,961,357 issued and outstanding	4,961	4,961
Additional paid-in capital	2,202,877	2,202,877
Accumulated other comprehensive income	31,435	50,333
Retained earnings	(120,628)	92,147

Total IPLO Stockholders' Equity	2,118,783	2,350,456

Non controlling interest	836,072	829,966

Total Stockholders' Equity	2,954,855	3,180,422

Total Liabilities and Stockholders' Equity	$9,015,992	$8,245,327

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Operations And Comprehensive Loss
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Nine Months Ending		Three Months Ending
	Sept 30,		Sept 30,
	2011	2010	2011	2010
Revenues
Packaging	$20,009,851	$18,901,202	$6,289,838	$7,508,676
Logistics	7,023,229	9,073,323	2,031,030	3,349,723

Total Revenues	27,033,080	27,974,525	8,320,868	10,858,399

Cost of Goods Sold
Packaging	19,475,417	18,236,970	6,193,938	7,320,528
Logistics	6,026,002	8,207,408	1,712,438	3,036,557

Total Cost of Goods Sold	25,501,419	26,444,378	7,906,376	10,357,085

Gross Profit	1,531,661	1,530,147	414,492	501,314

Operating Expenses
Administrative expenses	662,705	711,593	248,106	234,944
Rent	145,430	129,149	50,193	44,644
Salaries and wages	999,470	856,414	339,178	295,051

Total Operating Expenses	1,807,605	1,697,156	637,477	574,639

Loss from Operations	(275,944)	(167,009)	(222,985)	(73,325)

Other Income
Interest income (expense)	(637)	199	60	(335)
Other income	23,637	6,294	23,120	2,332
Rent Income	3,075	4,331	126	1,642
Realized gain on investment	-	93,038	-	93,038
Total Other Income	26,075	103,862	23,306	96,677

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Operations And Comprehensive Loss
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

Net Income (Loss) before Income Taxes	(249,869)	(63,147)	(199,679)	23,352

Income tax benefit	43,200	2,246	48,697	26,638

Net Income (Loss)	(206,669)	(60,901)	(150,982)	49,990

Net gain (loss) attributable to non controlling interest	(6,106)	(2,525)	7,500	(669)

Net Income (Loss) attributable to IPLO	(212,775)	(63,426)	(143,482)	49,321

Comprehensive Income
Unrealized loss on investments	-	(58,246)	-	(76,961)
Gain (loss) on currency exchange	(18,898)	17,556	(15,735)	5,704

Comprehensive Loss	$(231,673)	$(104,116)	$(159,217)	$(21,936)

Earnings per weighted average share of common stock - basic	$(0.04)	$(0.01)	$(0.03)	$0.01

Earnings per weighted average share of common stock - diluted	$(0.04)	$(0.01)	$(0.03)	$0.01

Weighted average shares outstanding - basic	4,961,357	4,961,357	4,961,357	4,961,357

Weighted average shares outstanding - diluted	4,961,357	4,961,357	4,961,357	6,336,087

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	September 30,	September 30,
	2011	2010
Cash flow from operating activities
Net loss	$(206,669)	$(60,901)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	10,123	4,728
Realized gain on investment	-	(93,038)
Bad debt expense	-	2,413
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(495,416)	(3,754,596)
(Increase) decrease in other current assets	47,918	(267,388)
(Increase) decrease in prepaid expenses	22,105	2,585
(Increase) decrease in prepaid taxes	(121,811)	162,838
(Increase) decrease in deposits	(7,030)	(2,654)
(Increase) decrease in deferred tax asset	-	34,414
Increase (decrease) in accounts payable and accrued expenses	1,121,583	4,538,685
Increase (decrease) in taxes payable	(74,219)	-
Increase (decrease) in other current liabilities	3,678	155,289

Net cash provided by operating activities	300,262	722,375

Cash flow from investing activities:
Proceeds from sale of investment	-	234,800
Cash acquired in acquisition of subsidiary	-	594,147
Net cash provided by investing activities	-	828,947
Cash flow from financing activities:
Proceeds from line of credit	-	255,120
Payments on line of credit	-	(159,450)
Proceeds from notes payable - related party	-	8,000
Net cash provided by financing activities	-	103,670

Effect of currency translation	(16,459)	34,388

Net increase in cash	283,803	1,689,380
Cash at beginning of period	700,264	9,918
Cash at end of period	$984,067	$1,699,298

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$901	$344
Taxes/(refund)	$145,100	$(229,321)

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011

1.           Summary of Significant Accounting Policies

Organization and Basis of Presentation

These interim condensed consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”).  The interim condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States.  The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated.  The Company’s fiscal year end is December 31.

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

Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011

1.           Summary of Significant Accounting Policies (continued)

Nature of Operations (continued)

On January 1, 2010, International Packaging and Logistics Group, Inc., (“IPL Group Inc.”), acquired a majority interest in EZ Link Holdings, Ltd., a company organized under the laws of the British Virgin Islands which contractually controls EZ Link Corporation (“EZ Link”), a logistics company headquartered in Taiwan.  EZ Link was established in July 2003 under the laws of Taiwan, Republic of China (“PRC”)  EZ Link is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.

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

In consideration of services provided by the consultant, EZ Link Corp will pay a consulting fee equal to all of its net income on a quarterly basis.  The cumulative net income from January 1, 2010 to September 30, 2011 is $51,218 which has not been paid at September 30, 2011.

The terms of these Consulting Agreements begin as of the date of the Contractual Agreements, and shall continue in perpetuity, unless terminated in accordance with relevant provisions in the agreements or by any other agreement reached by all parties.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.  EZ Link Corp’s functional currency is New Taiwan Dollars (NTD), however, the accompanying consolidated financial statements have been re-measured and presented in United States Dollars ($ or USD).

The consolidated financial statements include the accounts of IPL Group and its subsidiaries (collectively the “Company”).  The Company’s subsidiaries include H&H Glass and EZ Link Holdings, Ltd.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011

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

Contract in Place

Goodwill and indefinite-lived intangible assets are not amortized. Rather, they are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Contract in place is the only intangible asset with an indefinite life on our consolidated balance sheets.  We have elected December 31 as the date to perform our annual impairment test.

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

Foreign Currency Translation

As of September 30, 2011 the accounts of EZ Link were maintained, and its consolidated financial statements were expressed, in NTD. Such consolidated financial statements were translated into USD with NTD as the functional currency.  All assets and liabilities were translated at the exchange rate on the balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011

1.	Summary of Significant Accounting Policies (continued)

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the periods ended September 30, 2011 and 2010.

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

Concentration of Credit Risk

The Company, at times, maintains cash balances in excess of the federally insured limit of $250,000 per institution.  The Company had no uninsured balances as of September 30, 2011 and December 31, 2010.

The Company maintains balances in a Money Market Fund that is not federally insured.  Balances in this fund were $618,313 and $137,986 at September 30, 2011 and December 31, 2010, respectively.

Accounts receivable are typically unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of September 30, 2011, 86.2% of H&H Glass’s Accounts Receivable were attributable to four customers. As of December 31, 2010, 84.7% of H&H Glass’s Accounts Receivable were attributable to four customers.   At September 30, 2011 and December 31, 2010 H&H Glass had a reserve for doubtful accounts of $16,194 and $23,364 respectively.

In general the Company will reserve a receivable based one of the following reasons; if the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount.  However, the Company performs ongoing evaluations of each credit over 90 days past due and when the account is considered collectible no reserve is provided.

H&H Glass purchased 100% of its glass from one vendor in the nine months ended September 30, 2011 and 2010.  During the three months ended September 30, 2011 and 2010, H&H Glass purchased $5,584,394 and $5,966,082 of products from this vendor, respectively.  During the nine months ended September 30, 2011 and 2010, H&H Glass purchased $16,938,923 and $15,046,126 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.

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
September 30, 2011

1.	Summary of Significant Accounting Policies (continued)

Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive.

Comprehensive Income (Loss)

The Company reports and displays comprehensive income and its components in a full set of general-purpose consolidated financial statements. The Company’s realized loss of $15,735 and realized gain of $5,704 for the three months ended September 30, 2011 and 2010, and realized loss of $18,898 and gain of $17,566 for the nine months ended September 30, 2011 and 2010, respectively, relate to the translation of the financial statements from New Taiwan Dollars to US Dollars.  The Company also recorded an unrealized loss of $76,961 for the three months ended September 30, 2010 and $58,246 for the nine months ended September 30, 2010 on investments available for sale.

2.	Preferred Stock Transactions

Description of the Series A Convertible Preferred Stock

The Series A Preferred shares are convertible into common shares on a 1:1 ratio at a fixed rate of $3 per share.  Preferred shares have no voting rights, have no redemption rights and earn no dividends.  Holders of Series A Convertible Preferred Stock are not permitted to convert their stock into common shares until the Company’s market capital reaches $15,000,000.  Upon dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of the then outstanding shares of Series A Convertible Preferred Stock shall be entitled to receive out of the assets of the Company the sum of $0.0001 per share (the “Liquidation Rate”) before any payment or distribution shall be made on any other class of capital stock of the Company ranking junior to the Series A Convertible Preferred Stock.

Description of the Series B Convertible Preferred Stock

The Series B Preferred Shares shall be convertible into common shares in two equal tranches, the first being upon completion and receipt of the year ending December 31, 2010, financials if all of the following performance targets are met by EZ Link:

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
September 30, 2011

2.           Preferred Stock Transactions (continued)

ASC Topic 480, “Distinguishing Liabilities from Equity,” establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity.  A financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur.  A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable—and, therefore becomes a liability—if that event occurs, the condition is resolved, or the event becomes certain to occur.

The Company determined that the preferred shares are not mandatorily or conditionally redeemable and are properly classified as permanent equity in the accompanying consolidated financial statements.

3.           Common Stock Transactions

During the nine months ending September 30, 2011 no stock was issued.

Common stock transactions during the nine months ending September 30, 2010:

As of January 1, 2010, pursuant to the purchase agreement for 51% ownership in EZ Link Holdings Ltd., a portion of the purchase price in the amount of $457,143 was paid in common shares of IPL Group, Inc. at a per share value of $1.00, or 457,143 shares.

4.           Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $57,500 and $55,125 for the three month ended September 30, 2011 and 2010, respectively, and $172,500 and $165,375 for the nine-months ended September 30, 2011 and 2010. respectively.

Mr. Allen Lin advanced the Company $0 and $8,000 during the three and nine months ended September 30, 2010 respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $14,000 and $14,000 for the three month ended September 30, 2011 and 2010, respectively, and $42,000 and $42,000 for the nine months ended September 30, 2011 and 2010, respectively.

Steven Westlund

For each three months ended September 30, 2011 and 2010, Mr. Westlund, the Company’s Chief Executive Officer and acting Chief Financial Officer, was paid $1,500 in cash for Director fees.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011

4.           Related Party Transactions (continued)

For each nine months ended September 30, 2011 and 2010, Mr. Westlund, the Company’s Chief Executive Officer and acting Chief Financial Officer, was paid $4,500 in cash for Director fees.

William Gresher

For each three months ended September 30, 2011 and 2010, Mr. Gresher, a member of the Board of Directors, was paid $1,500 in cash for Director fees.

For each nine months endied September 30, 2011 and 2010, Mr. Gresher, a member of the Board of directors, was paid $4,500 in cash for Director fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation.  EZ Link rents its offices from Easy Global Company, Ltd.  During the three months ended September 30, 2011 and 2010, EZ Link paid $11,691 and $11,829, respectively, and for the nine months ended September 30, 2011 and 2010, EZ Link paid $32,280 and $32,256, respectively, to Easy Global Company for rent expense.

5.           Property and Equipment

The Company’s property and equipment at September 30, 2011 and December 31, 2010, consisted of the following:

	September 30,	December 31,
	2011	2010
Furniture and fixtures	$14,552	$14,552
Computers and equipment	145,178	151,655
Leasehold improvements	60,742	63,977
	220,472	230,184
Less accumulated depreciation	(194,209)	(192,369)
Total	$26,263	$37,815

The Company recorded depreciation expense for the nine months ended September 30, 2011 and 2010, of $10,123 and $4,728, respectively.

6.           Commitments and Contingencies

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space for its headquarters.  The lease began on January 1, 2005, and was renewed on September 1, 2008 and expires on August 31, 2013.  As of September 30, 2011, total monthly base rent is $8,854 per month.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011

6.           Commitments and Contingencies (continued)

EZ Link rents 2,388 square feet of office space for its headquarters.  The lease began on October 1, 2009, and was renewed in September 2010.  The lease is renewed annually.  As of September 30, 2011, total base monthly rent is $4,128 per month.

EZ Link also rents 182 square feet of office space.  The lease began on October 1, 2009, and expired on September 30, 2011.  The lease renews every two years.  As of September 30, 2011, total base monthly rent is $1,424.

EZ Link also maintains operating leases for parking spaces and vehicles used in its operations expiring through June 23, 2014.

Future minimum payments on this lease for fiscal years following September 30, 2011, are:

Year ended December 31,
2011	48,554
2012	153,924
2013	126,205
2014	13,682
Thereafter	-

$342,365

7.           Earnings (Loss) per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period.  The Company’s Convertible Preferred Shares constituted potentially dilutive securities as of September 30, 2011.  However, the net loss for the three and nine months ended September 30, 2011 would have made these securities anti-dilutive.  Earnings per share at September 30, 2011, is calculated using the number of common shares issued to effect the business combination as being outstanding during the entire period.

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended September 30,
	2011	2010
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net Income (Loss) attributable to IPLO	$(143,482)	$49,321

Weighted average common shares outstanding	4,961,357	4,961,357
Basic earnings per share of common stock	$(0.03)	$0.01

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net Income (Loss) attributable to IPLO	$(143,482)	$49,321

Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	-	1,374,730
Weighted average common shares outstanding after effect of dilutive securities	4,961,357	6,336,087
Diluted earnings per share of common stock	$(0.03)	$0.01

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011

7.           Earnings (Loss) per Share (continued)

	For the Nine Months Ended September 30,
	2011	2010
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net Income (Loss) attributable to IPLO	$(212,775)	$(63,426)

Weighted average common shares outstanding	4,961,357	4,961,357
Basic earnings per share of common stock	$(0.04)	$(0.01)

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net Income (Loss) attributable to IPLO	$(212,775)	$(63,426)

Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	-	-
Weighted average common shares outstanding after effect of dilutive securities	4,961,357	4,961,357

Diluted earnings per share of common stock	$(0.04)	$(0.01)

8.            Segment Reporting

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the nine months ended September 30, 2011:

Revenue	$20,009,851	7,023,229	27,033,080
Operating Income	(301,598)	25,654	(275,944)
Total Assets	7,899,268	1,116,724	9,015,992
Interest Income	29	235	264
Interest Expense	-	(901)	(901)
Depreciation	$450	9,673	10,123

Following is a summary of segment information for the three months ended September 30, 2011:

	Packaging	Logistics	Total

Revenue	$6,289,838	2,031,030	8,320,868
Operating Income	(214,959)	(8,026)	(222,985)
Total Assets	7,899,268	1,116,724	9,015,992
Interest Income	9	53	62
Interest Expense	-	(2)	(2)
Depreciation	$300	3,389	3,689

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011

9.           Unrestricted Net Assets

EZ Link Corp. had stockholders equity of approximately $454,097 as of September 30, 2011. Distributions and other payments to EZ Link Holdings, Ltd. from its subsidiary, EZ Link Corp. may not be permitted by the Taiwan government.  Condensed financial information of the United States operations is as follows:

	September 30,	December 31,
Balance Sheets	2011	2010

Assets
Cash and cash equivalents	$725,138	$191,414
Accounts receivable, net	5,617,795	4,722,353
Other current assets	-	37,491
Prepaid expenses	-	22,606
Prepaid taxes	121,811	-
Total current assets	6,464,744	4,973,864

Investment in EZ Link Holdings, Ltd.	857,143	857,143
Property and equipment	149	599
Deposits	12,433	12,433
Deferred tax assets	126,216	126,216
Total assets	$7,460,685	$5,970,255

Liabilities

Accounts payable	$5,260,434	$3,421,238
Accrued expenses	32,903	94,675
Notes payable - related party	80,000	80,000
Taxes payable	-	74,219
Total current liabilities	5,373,337	3,670,132

Total liabilities	5,373,337	3,670,132

Stockholders' equity
Preferred stock	138	138
Common stock	4,961	4,961
Additional paid-in capital	2,202,877	2,202,877
Retained earnings	(120,628)	92,147
Total stockholders' equity	2,087,348	2,300,123
Total liabilities and stockholders' equity	$7,460,685	$5,970,255

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011

9.           Unrestricted Net Assets – continued

The cumulative net earnings from EZ Link from January 1, 2010 that would be payable to EZ Link Holdings as a management receivable totals $51,218 at September 30, 2011.

Information of the United States operations is as follows:

	Three Months	Three Months
	September 30,	September 30,
Statement of Operations	2011	2010

Net sales	$6,289,838	$7,508,676
Cost of goods sold	(6,193,938)	(7,320,528)

Operating expenses	(310,859)	(276,861)
Loss from operations	(214,959)	(88,713)

Other income and (expense)
Interest income	9	9
Other income	12,608	-
Realized gain on investments	-	93,038
Income tax benefit	50,930	50,000
Income/(loss) from subsidiary (51%)	7,930	(5,013)
Total other income	71,477	138,034
Net loss	$(143,482)	$49,321

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011

9.           Unrestricted Net Assets - continued

Information of the United States operations is as follows:

	Nine Months	Nine Months
	September 30,	September 30,
Statement of Operations	2011	2010

Net sales	$20,009,851	$18,901,202
Cost of goods sold	(19,475,417)	(18,236,970)

Operating expenses	(836,032)	(831,796)
Loss from operations	(301,598)	(167,564)

Other income and (expense)
Interest income	29	425
Other income	12,608	-
Realized gain on investment	-	93,038
Income tax benefit	50,930	25,608
Income/(loss) from subsidiary (51%)	25,256	(14,933)
Total other income	88,823	104,138
Net loss	$(212,775)	$(63,426)

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011

9.           Unrestricted Net Assets – continued

Information of the United States operations is as follows:

	September 30,	September 30,
Statements of Cash Flows	2011	2010

Net cash provided by operating activities:	$533,724	$840,137

Cash flow from investing activities
Proceeds from sale of investment	-	234,800
Net cash provided by investing activities	-	234,800

Cash flow from financing activities:
Proceeds from note payable - related party	-	8,000
Net cash provided by financing activities	-	8,000

Net increase in cash	533,724	1,082,937
Cash, beginning of period	191,414	9,918
Cash, end of period	$725,138	$1,092,855

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011

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

The following table provides a summary of the reclassifications:

For the Nine
Months Ended
September 30,
2010

Revenue previously reported	$26,342,242
Reclassification of EZ Link International	1,632,283

Total Revenue	$27,974,525

Cost of goods sold previously reported	$24,813,138
Reclassification of EZ Link International	1,631,240

Total cost of goods sold	$26,444,378

Total goss profit	$1,043

Reclassification to income and cost of revenue from expense	$1,043

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2011

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
September 30, 2011

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

Results of Operations

Three and nine months ended September 30, 2011 and 2010

Revenue:

For the three months ended September 30, 2011 and 2010, revenues were $8,320,868 and $10,858,399, respectively, for a decrease of $2,537,531 (23.4%) over the same period in 2010. The decrease in revenue is mainly due to two factors; 1) a decrease in packaging revenue of $1,218,838 (16.2%) due to two clients reducing orders as a result of the up and down economic environment and 2) a decrease in logistics revenues of $1,318,693 (39.4%) due to a loss of a large customer.

For the nine months ended September 30, 2011 and 2010, revenues were $27,033,080 and $27,974,525, respectively, for a decrease of $941,445 (3.4%) over the same period in 2010. The decrease in revenue is mainly due to two factors; 1) an increase in packaging revenue of $1,108,649 (5.9%) which was due to an upturn in the worldwide economy compared to a year ago but is seeing a slowdown this quarter, and 2) offset by a decrease in logistics revenues of $2,050,094 (22.6%) due to a loss of a large customer.

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2011

Cost of Goods Sold:

Cost of goods sold for the three months ended September 30, 2011 and 2010 were $7,906,376 and $10,357,085, respectively, for a decrease of $2,450,709 (23.7%) over the same period in 2010. This decrease consists of a decrease in packaging cost of goods sold of $1,126,590 (15.4%) which was due to a combination of a decrease in sales plus a decrease in ocean freight as a result of a client handling its own freight, plus a decrease in logistics cost of goods sold of $1,324,119 (43.6%) over the same period in 2010 which is related to the loss of a large customer.

Cost of goods sold for the nine months ended September 30, 2011 and 2010 were $25,501,419 and $26,444,378, respectively, for a decrease of $942,959 (3.6%) over the same period in 2010. This decrease consists of an increase in packaging cost of goods sold of $1,238,447 (6.8%) which was a direct result of the increase in sales for the first two quarters reduced by a decrease in sales in this third quarter, plus a decrease in logistics cost of goods sold of $2,181,406 (26.6%) over the same period in 2010 which is related to the loss of a large customer.

Gross Profit:

Gross profit was $414,492 and $501,314 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $86,822 (17.3%) over the same period in 2010.   The gross profit margin as a percentage of sales for the three months ended September 30, 2011 and 2010 was 5.0% and 4.6%, respectively, for an increase of 0.4%.  The increase consists of an increase of 6.3% in gross profit percentage from the logistics business offset by a decrease in gross profit percentage from the packaging business of 1.0%.

Gross profit was $1,531,661 and $1,530,147 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $1,514 (0.1%) over the same period in 2010.   The gross profit margin as a percent of sales for the nine months ended September 30, 2011 and 2010 was 5.7% and 5.5%, respectively, an increase of 0.2%.

Operating Expenses:

Operating expenses for the three months ended September 30, 2011 and 2010 were $637,477 and $574,639, respectively, for an increase of $62,838 (10.9) from the same period in 2010.  Operating expenses for the nine months ended September 30, 2011 and 2010 were $1,807,605 and $1,697,156, respectively, for an increase of $110,499 (6.5%) over the same period in 2010.  These differences in operating expenses were mostly attributable to the following – see below schedules:

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2011

Three months ending:	9/30/2010	9/30/2011	$ VAR	% VAR
Salaries & Related Expense	$295,051	$339,178	44,127	15.0%	Packaging salary increased in 2011 by $9,131 plus a $34,996 increase in EZ Link salary expense (bonus)
Rent	44,644	50,193	5,549	12.4%	Packing rent increased by $1,959 and EZ Link rent increased by $3,590. Increase due to annual rate increases.
Accounting	42,915	26,558	(16,357)	-38.1%	Additional 2010 audit fees due to EZ Link Acquisition
Insurance	27,048	30,679	3,631	13.4%	Packaging Insurance based on prior revenue which was higher plus an increase in EZ Link Group insurance.
Meals & Entertainment	17,703	19,978	2,275	12.9%
Legal	10,000	9,000	(1,000)	-10.0%	No material change
Travel Expense	70,765	104,052	33,287	47.0%	Increase in packaging travel of $37,258.
Miscellaneous	66,513	57,839	(8,674)	-13.0%	Miscellaneous items
Total Expenses	$574,639	$637,477	62,838	10.9%

Nine months ending:	9/30/2010	9/30/2011	$ VAR	% VAR
Salaries & Related Expense	$856,414	$999,470	143,056	16.7%	Packaging salary higher in 2011 by $13,252 plus a $129,803 increase in EZ Link salary expense (bonus)
Rent	129,140	145,430	16,290	12.6%	Packing rent increased by $4,962 and EZ Link rent increased by $11,328. Increase due to annual rate increases.
Accounting	90,915	69,204	(21,711)	-23.9%	Additional 2010 audit fees due to EZ Link Acquisition
Insurance	91,792	123,087	31,295	34.1%	Packaging Insurance increased by $23,491 plus an increase in EZ Link Group insurance of $7,804.
Meals & Entertainment	57,593	61,201	3,608	6.3%	EZ Link expense increased $3,631 over prior year
Legal	28,000	27,000	(1,000)	-3.6%	No material change
Travel Expense	227,208	202,085	(25,123)	-11.1%	increase in packing travel of $21,152 offset by EZ Link travel decrease of $3,972.
Miscellaneous	216,094	180,128	(35,966)	-16.6%	Miscellaneous items
Total Expenses	$1,697,156	$1,807,605	110,449	6.5%

Other Income (Expenses):

Interest income (expense) for the three months ended September 30, 2011 and 2010 was $60 income and $335 expense, respectively, for an increase of $395 (117.9%) over the same period in 2010.  Interest income (expense) for the nine months ended September 30, 2011 and 2010 was $637 expense and $199 income for a decrease of $836 (420.1%).

International Packaging and Logistics Group, Inc.
and Subsidiaries
September 30, 2011

Other income for the three months ended September 30, 2011 and 2010 was $23,120 and $2,332, respectively, an increase of $20,788 (891.4%) over the same period in 2010.  Other income for the nine months ended September 30, 2011 and 2010 was $23,637 and $6,294, respectively, an increase of $17,343 (275.5%) over the same period in 2010.

Rental income for the three months ended September 30, 2011 and 2010 was $126 and $1,642, respectively, a decrease of $1,516 (92.3%) over the same period in 2010.  Rental income for the nine months ended September 30, 2011 and 2010 was $3,075 and $4,331, respectively, a decrease of $1,256 (29.0%) over the same period in 2010.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2011 amounted to $300,262, which mainly consisted of the following: net loss of $257,599,  increase in accounts receivable of $495,416, offset by an increase in accounts payable and accrued expenses of $1,121,583.

On September 30, 2011 the Company had total assets of $9,015,992 compared to $8,245,327 on December 31, 2010, an increase of $770,665 or 9.3%.  The Company had total IPLO stockholders’ equity of $2,118,783 on September 30, 2011, compared to total IPLO stockholders’ equity of $2,350,456 on December 31, 2010, a decrease of $231,673 (9.9%).  As of September 30, 2011 the Company's working capital position decreased by $219,174 (13.0%) from working capital of $1,687,385 at December 31, 2010 to working capital of $1,468,211 at September 30, 2011.

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
September 30, 2011

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

3
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

IDENTIFIED MATERIAL WEAKNESS

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of September 30, 2011:

•We lack an effective period-end financial statement reconciliation process to transition from Taiwan Accounting Standards to U.S. Generally Accepted Accounting Principles (“GAAP”).

•We lack formal guidance or checklist of procedures to facilitate the reconciliation of the financial statements reported under Taiwan accounting standards to GAAP.

•We lack the expertise to properly handle our Company’s complex income tax accounting issues.

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

None

ITEM 3.                      Defaults Upon Senior Securities

None

ITEM 4.                      Submission of Matters of a Vote to Security Holders

None

ITEM 5.                      Other Information

None

ITEM 6.                      Exhibits

a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Packaging and Logistics Group, Inc.
(Registrant)

Dated: November 18, 2011	By:	/s/ Steven R.. Westlund
Steven Westlund
Chief Executive Officer
Principal Financial Officer and Director

By:	/s/ Allen Lin
Allen Lin, Director
President H&H Glass

By:	/s/ William Gresher
William Gresher, Director