Form 10-K
period 2011-12-31
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2012-04-06
CIK 822997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                          to
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of December 31, 2011 (the last business day of the registrant’s year -end), the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc.) was approximately $446,429.  Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 4,961,357 shares of the registrant’s common stock outstanding as of December 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

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

Acquisition of EZ Link Corporation

On January 1, 2010, International Packaging and Logistics Group, Inc., (“IPL Group Inc.”), acquired a majority interest in EZ Link Holdings, Ltd., a company organized under the laws of the British Virgin Islands on December 18, 2009, which controls EZ Link Corporation (“EZ Link”), a logistics company headquartered in Taiwan.  EZ Link was established in July 2003 under the laws of Taiwan, Republic of China. EZ Link Holdings, Ltd. consolidates EZ Link under ASC Topic 810 as it controls EZ Link through a management contract.  EZ Link is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.

The capital stock of EZ Link Holdings, Ltd. consists of 50,000 authorized shares of common stock, US$1.00 par value , of which 24,500 shares were issued and outstanding and held by Seller (“Shares”). Upon the terms and conditions set forth below, Seller assigned fifty-one percent (51%) of its shares, or 25,500 shares in the aggregate, to Buyer, such that, following such transaction,  EZ Link Holdings, was a majority owned subsidiary of Buyer.  The parties agreed that 51% ownership of the issued and outstanding shares of EZ Link Holdings, Ltd had an estimated market value of approximately US$857,143 (the “Purchase Price”).

(a) A portion  of the Purchase Price amount (US$457,143) was paid in common shares of IPL Group, Inc. as of the closing date based on a per share value of US$1.00, or 457,143 shares.  Such shares bear the appropriate restrictions.

(b) A portion of the Purchase Price amount (US$400,000) was paid in Series B Convertible preferred shares which are convertible into shares of IPL Group, Inc. common shares on a one for one basis.  The preferred were valued at US$1.00 per share, and are exercisable pursuant to the terms and conditions specified in the purchase agreement.

Product Liability Insurance

We carry product liability insurance through Golden Eagle Insurance Corporation.

Competition

We do not compete with large glass manufacturing companies because they require very large minimum orders. Other importers are our main competition, which operate on a smaller scale, usually out of their homes and without name recognition.  However, they do sometimes have a broader distribution network and warehousing facilities which can cover almost all of the United States and Canada market area.   H&H Glass feels its competitive advantage is smaller minimum run requirements, shorter runaround on mold orders at a lower cost, and providing assistance in product design.  H&H Glass generally has a longer service history than its competitors.

Some of our larger competitors are Owens Illinois, Vitro, Weaton’s and SGB Group (France).

Patents, Licenses and Trademarks

Not Applicable

Royalty Agreements

Not Applicable

Government Regulations

Not Applicable – No regulatory issues in Taiwan to restrict IPL Group business.

Research and Development Plan

Not Applicable

Employees

H&H Glass has four (4) full time employees and one (1) part time employee.

EZ Link has 30 full time employees.

ITEM 2.	Description of Property

International Packaging and Logistics Group, Inc.’s corporate headquarters are located in the H&H Glass offices at 7700 Irvine Center Drive, Suite 870, Irvine California 92618.   H&H Glass lease is approximately 2,900 square feet and was renewed on September 1, 2008, expiring on August 31, 2013.  The monthly base rate per square foot is currently $2.94.

ITEM 3.	Legal Proceedings

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.	Market for Common Equity and Related Shareholder Matters

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

	High	Low
Year ended December 31, 2010
First quarter	$0.11	$0.11
Second quarter	$1.01	$0.11
Third quarter	$1.25	$0.12
Fourth quarter	$0.97	$0.25
Year ended December 31, 2011
First quarter	$0.98	$0.34
Second quarter	$0.99	$0.15
Third quarter	$1.14	$0.15
Fourth quarter	$0.74	$0.02

As of December 31, 2011, there were approximately 822 registered shareholders of IPLO’s Common Stock with 4,961,357 shares issues and outstanding.

Dividends

To date, the Company has not declared or paid dividends on its Preferred or Common Stock.

Transfer Agent and Registrar

IPLO’s transfer agent is Jersey Transfer and Trust Company located at 201 Bloomfield Avenue, Verona, NJ 07044.

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

In addition, as of January 1, 2010, International Packaging and Logistics Group, Inc., (“IPL Group Inc.”), acquired a majority interest in EZ Link Holdings, Ltd., a company organized under the laws of the British Virgin Islands on December 18, 2009, which controls EZ Link Corporation, a logistics company headquartered in Taiwan.  EZ Link was established in July 2003 under the laws of Taiwan, Republic of China. EZ Link Holdings, Ltd. consolidates EZ Link under ASC Topic 810 as it controls EZ Link through a management contract.  EZ Link is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.

Plan of Operation

Our general operating plan is as follows:

Short Term

●	Continue growing revenue and profits through the existing business;
●
Meet the challenge of the declining world economy while maintaining revenue and profitability - our goal will be to  focus closely on product mix, improve our gross margin and develop new projects with existing clients;

●	Expand the supply network for our products;
●	Expand our current business model to include other areas that fall within our distribution expertise such as packaging using plastic and acrylic materials.
●	Integrate our new logistics business into our overall plan

Long Term

·	Expand our service into other areas such as Europe and Australia through the same supplier channel. Our existing business model copies to other markets naturally.
·	Expand the client base and areas of service of our logistics business.

Results of Operations

Year Ended December 31, 2011 Compared to December 31, 2010

Revenue:

For the years ending December 31, 2011 and 2010, revenues were $34,807,403 and $36,594,358 respectively, for a decrease of $1,786,955 (4.9%) over the same period in 2010. The decrease in revenue is a mainly due to a decrease in Logistics revenue of $3,444,014 or 29.1% as result of a loss of a large customer.  The loss was offset by an increase in Packaging revenue of $1,657,059 or 6.7%.

Cost of Goods Sold:

Cost of goods sold for the years ending December 31, 2011 and 2010 were $32,476,995 and $34,283,062 respectively, for a decrease of $1,806,067 (5.3%) over the same period in 2010. This decrease is mainly due to a decrease in Logistics cost of costs sold of $3,564,541 or 33.7% as result of a loss of a large customer.  The decrease was offset by an increase in Packaging cost of goods sold of $1,758,474 or 7.4% due to an increase in revenue.

Gross Profit:

Gross profit was $2,330,408 and $2,311,296 for the years ending December 31, 2011 and 2010, an increase of $19,112 (0.8%) over the same period in 2010.   The gross profit margin as a percent of sales for the years ending December 31, 2011 and 2010 was 6.7% and 6.3 % respectively for an increase of 0.4%.  The increase is a result of a 16.4% gross profit percent from the logistics business offset by a lower gross profit percent from the packaging business of 3.6%.

Operating Expenses:

Operating expenses were $2,570,034 and $2,384,287 for the years ending December 31, 2011 and 2010, an increase of $185,747 (7.8%) over the same period in 2010.  The increase in operating expenses was mostly attributable to the following:

Twelve months ending:	12/31/2011	12/31/2010	$ VAR	% VAR
Salaries & Related Expense	$1,361,978	$1,200,676	$161,302	11.8%	Packaging salaries higher in 2011 by $18,527 plus $142,775 increase in EZ Link salary expense (bonus).
Rent	194,973	175,115	$19,858	10.2%	Packaging rent increased by $6,760 and EZ Link rent increased by $13,098 due to annual rate increases.
Insurance	152,245	118,387	$33,858	22.2%	Packaging Insurance increased by $25,070 plus an increase in EZ Link group insurance of $8,787.
Meals & Entertainment	82,610	77,855	$4,755	5.8%	Packaging expense increased $4,725 over prior year
Legal	36,000	37,000	$-1,000	-2.8%	No material change.
Accounting	169,697	187,880	$-18,183	-10.7%	Additional 2010 audit fees due to EZ Link Acquisition.
Travel Expense	321,210	325,718	$-4,508	-1.4%	increase in EZ Link travel of $3,886 offset by Packaging travel decrease of $8,394.
Miscellaneous	251,321	261,656	$-10,335	-4.1%	Miscellaneous items
Total Expenses	$2,570,034	$2,384,287	$185,747	7.2%

Other Income (Expense):

Interest income (expense) for the years ended December 31, 2011 and 2010 was $6,459 and ($405) respectively for an increase of $6,864 (1694.8%) from the same period in 2010.

Other income (expense) for the years ended December 31, 2011 and 2010 was $19,406 and ($6,538) respectively for an increase of $25,944 (396.8%) over the same period in 2010.

Rental income for the years ended December 31, 2011 and 2010 was $3,065 and $5,839, respectively, a decrease of $2,774 (47.5%) over the same period in 2010

Liquidity and Capital Resources

Net cash provided by operating activities for the year ended December 31, 2011 amounted to $459,915, which mainly consisted of the following: an increase in accounts payable and accrued expenses of $848,025, depreciation expense of $13,636, an increase in prepaid and other assets of $50,567 and an increase in other current liabilities of $65,583 offset by the net loss of $154,967, an increase in accounts receivable of $52,663, and an increase in prepaid taxes of $74,219.

On December 31, 2011 the Company had total assets of $8,815,362 compared to $8,245,327 on December 31, 2010, an increase of $570,035 or 6.9%.  The Company had total IPLO stockholders’ equity of $2,173,369 on December 31, 2011, compared to total IPLO stockholders’ equity of $2,350,456 on December 31, 2010, a decrease of $177,087 (7.5%).  As of December 31, 2011 the Company's working capital position decreased by $253,079 (15.3%) from working capital of $1,651,744 at December 31, 2010 to working capital of $1,398,665 at December 31, 2011.

Capital Resources

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations or from current working capital of the company.

Federal Income Tax

The Company deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities

EZ Link Corporation is governed by the Taiwan’s Income Tax Law and local income tax laws. Pursuant to the Taiwan Income Tax Law, enterprises are subject to tax at a statutory rate of 17%. The local government has also provided companies with various incentives to encourage economic development in the region. Such incentives include reduced tax rates and other measures

Subsequent Events

None

ITEM 7a.	Quantitative and Qualitative Disclosures About Market Risk

N/A

ITEM 8.	Financial Statements

The report of Independent Registered Public Accounting Firm and financial statements are set forth in this report beginning on Page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), were unable to conclude that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal year that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9AT.	Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2011, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2011.  Our principal Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is mainly one person involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties.   We have hired an additional administrative person and retained an outside professional firm to assist in the separation of duties on an ongoing basis.  The use of the outside firm has proven successful in assisting in the separation of duties.  However, additional people are not needed to do the administrative work therefore segregation of duties will continue to be an ongoing weakness.

Similarly, the EZ Link operation also has a material weakness due to lack of segregation of duties.  Its size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.   We have retained an outside professional firm to assist in the separation of duties on an ongoing basis.  The use of the outside firm has proven successful in assisting in the separation of duties.  However, additional people are not needed to do the administrative work therefore segregation of duties will continue to be an ongoing weakness.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management's report on internal control in this annual report.

ITEM 9AT.	Other Information.

N/A

PART III

ITEM 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company has three directors and a sole executive officer, and their ages and positions with the Company as of December 31, 2011 are as follows:

Name	Age	Office	Since
Steven R. Westlund *	66	Chairman, CEO and Acting CFO	1995
William Gresher	65	Director	January 2007
Allen Lin	58	Director	January 2007

* Mr. Westlund Passed away in March 2012.  The Company has temporarily appointed Owen Naccarato as his replacement ( see below)

Steven Westlund was the Chief Executive Officer and a director of IPLO since May 1995 and was elected Chairman of the Board in December 1995, and he has been Acting Chief Financial Officer since April 2007. Mr. Westlund was Chairman of the Board and Chief Executive Officer of Vitafort International Corporation from May 1993 through May 1995.  Vitafort manufactured and sold fat free foods. From January 1991 to May 1993, Mr. Westlund was Chief Executive Officer of Lorenz/Germaine Incorporated and concurrently from January 1991 to June 1992 he acted as Chairman and Chief Executive Officer of Auto Giant. Mr. Westlund specializes in corporate restructuring and the development and marketing of specialized products and services.

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

William Gresher recently retired in July 2009 as the Chief Financial Officer with The Mexmil Company where he had been for 4 years.  Prior to Mexmil, Mr. Gresher held high level financial positions in several companies including the Chief Financial Officer for Distinctive Appliances, Inc. (DACOR), in Pasadena, CA, Vice President of Finance for Fadal Engineering in Chatsworth, CA., Vice President Corporate Financial Planning for Allergan Inc., Irvine, CA., Vice President Controller, Bentley Laboratories, Inc., Irvine CA, a division of Baxter International, Inc., Controller of Bell & Howell Co., Lincolnwood, IL., and several years with Arthur Andersen & Co., Chicago, IL.  Mr. Gresher has a Bachelors Degree in Accounting and an MBA from Northern Illinois University.  Mr. Gresher started his career as a CPA with Arthur Andersen & Co. Next, Mr. Gresher moved to Bell & Howell for 8 years of which 4 years were spent in Tokyo, Japan where he was Plant Controller for their manufacturing operations. The next 10 years were spent with Baxter International in a variety of managerial positions including Director of Finance – Asia Pacific, Assistant Corporate Controller and Vice President Finance for Bentley Laboratories in Irvine California. At Allergan Inc., Mr. Gresher held Vice President positions for the Humphrey, International and European divisions, as well a Vice President Corporate Financial Planning.

Owen Naccarato:  Mr. Naccarato has been corporate counsel and secretary for the Company since 2007. Mr. Naccarato also has for the last fifteen years been a practicing attorney specializing in corporate and securities law. Prior to practicing law, Mr. Naccarato held various high level financial and operating positions with fortune 500 firms. Mr. Naccarato is a member of the American Bar Association, the California State Bar Association, the Orange County and the Los Angeles County Bar Associations. Mr. Naccarato has a J.D. from Western State University, an MBA from DePaul University and an undergraduate degree in accounting from Northern Illinois University.  Mr. Naccarato is also a Director for Smart-tek Solutions, Inc. since September 2009.

Compensation of Directors:

Directors received remuneration totaling in aggregate of $12,000 during the years ended December 31, 2011 and 2010.  Directors receive $500 a month in directors’ fees with the exception of Mr. Lin who received no compensation for the years ended December 31, 2011 and 2010.

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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics for the Chief Executive Officer and the Principal Financial Officer

On September 7, 2004, the sole Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and the Principal Financial Officer, which was included as exhibit 14.1 with the December 31, 2004 Form 10KSB.

ITEM 11.	Executive Compensation

The following table sets forth certain summary information regarding compensation paid by IPL Group for services rendered during the fiscal years ended December 31, 2011 and 2010, respectively, to IPLO’s Chief Executive Officer and Chief Financial Officer during such period.

Summary Compensation Table
Executive Compensation:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Westlund, CEO and CFO	2011	0	0	0	0	0	0	6,000	6,000
	2010	0	0	0	0	0	0	6,000	6,000
Allen Lin, President H&H Glass	2011	230,000	0	0	0	0	0	0	230,000
	2010	220,500	0	0	0	0	0	0	220,500
Chao Win Hua, General Manager, EZ Link	2011	98,176	0	0	0	0	0	0	98,176
	2010	104,811	0	0	0	0	0	0	104,811

During 2011 and 2010, Mr. Westlund received $6,000 respectively in director’s fees.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth certain   summary   information   regarding outstanding equity awards as of December 31, 2011 to the Company's Chief Executive Officer and Chief Financial Officer and most highly paid executive officers during such period.

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

None

Employment Agreements

None

Employee Benefits

H&H Glass offers health insurance to all its employees.   H&H Glass also has a discretionary post-employment benefit plan available to its employees.

EZ Link does not have an employee benefit plan.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of December 31, 2011 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock and (ii) IPLO's directors and executive officer, and (iii) all officers and directors of IPLO as a group.

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

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)  Percentage based on 4,961,357 shares of common stock outstanding as of December 31, 2011.

(3)  Standard Resources LTD is a related company to Allen Lin, the founder and CEO of H&H Glass.

ITEM 13.	Certain Relationships and Related Transaction

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $230,000 and $220,500 for the years ended December 31, 2011 and 2010, respectively.

In the twelve month period ending December 2010, Mr. Lin paid $8,000 of accounting fees on behalf of the Company.  This amount is reported in the accompanying financial statements as “Related Party Advances.”

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid a salary of $56,000 and $56,000 for the year ended December 31, 2011 and 2010, respectively.

Steven Westlund

During 2011 and 2010, Mr. Westlund, the Company’s Chief Executive Office and acting Chief Financial Officer, was paid director fees of $6,000.

William Gresher

During 2011 and 2010, Mr. Gresher, a member of the Board of Directors, was paid director fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation.  EZ Link rents its offices from Easy Global Company, Ltd.  During the year ended December 31, 2011 and 2010, EZ Link paid $46,974 and $43,625 repectively to Easy Global Company for rent expense.

ITEM 14.	Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, PMB Helin Donovan, LLP:

	For the Year Ended December 31,
	2011	2010
Audit Fees	$97,779	$93,653
Audit-Related Fees	61,475	69,162
Tax Fees	3,947	1,400
All Other Fees
Total Fees	$163,201	$164,215

"Audit Fees"  consisted of fees billed for services rendered for the audit of  the Company’s  annual  financial  statements  and audit related fees are for  review of the  financial statements included in the Company’s quarterly reports on Form 10-Q.

ITEM 15.	Exhibits, List and Reports in Form 8-K

(a)	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)( Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(b)	Reports on Form 8-K
January 25, 2010	Items 2.01: reporting the acquisition of EZ Link Holdings Ltd., a logistics company.
March 27, 2012	Items 5.02: reporting appointment of new officer and director

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Packaging and Logistics Group, Inc.

By:	/s/ Owen Naccarato
Owen Naccarato Chief Executive Officer

Dated: April 6, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Owen Naccarato	April 6, 2012
Owen Naccarato Chief Executive Officer, Principal Financial Officer and Director

/s/ Allen Lin	April 6, 2012
Allen Lin Director

/s/ William Gresher	April 6, 2012
William Gresher Director

International Packaging and Logistics Group, Inc.,
and Subsidiaries

Consolidated Financial Statements
for the Years Ended

December 31, 2011 and 2010

International Packaging and Logistics Group, Inc.,
and Subsidiaries

Consolidated Financial Statements
for the Years Ended
December 31, 2011 and 2010

C  O  N  T  E  N  T  S

Report of Independent Registered Public Accountants

To the Board of Directors and Stockholders
International Packaging and Logistics Group, Inc.

We have audited the accompanying consolidated balance sheets of International Packaging and Logistics Group, Inc. (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Packaging and Logistics Group, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
Seattle, Washington

April 6, 2012

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2011 and 2010

	December 31,	December 31
	2011	2010
	(Audited)	(Audited)
Current Assets
Cash	$1,140,791	$700,264
Accounts receivable, net	5,975,714	5,959,793
Other current assets	4,347	56,592
Prepaid taxes	70,881	-

Total Current Assets	7,191,733	6,716,649

Property, Plant and Equipment, net	23,212	37,815
Total Property, plant and equipment, net	23,212	37,815

Other Assets
Prepaids	75,394	35,641
Deposits	39,169	33,280
Contract in place	1,295,726	1,295,726
Deferred tax assets	190,128	126,216

Total Other Assets	1,600,417	1,490,863

Total Assets	$8,815,362	$8,245,327

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$5,690,754	$4,891,559
Notes payable - related party	80,000	80,000
Taxes payable	-	74,219
Other current liabilities	22,314	19,127

Total Current Liabilities	5,793,068	5,064,905

Commitments and contingencies	-	-

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized,
974,730 Series A issued and outstanding	98	98
400,000 Series B issued and outstanding	40	40
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,961,357 issued and outstanding	4,961	4,961
Additional paid-in capital	2,202,877	2,202,877
Accumulated other comprehensive income	47,172	50,333
Retained earnings (deficit)	(81,779)	92,147

Total IPLO Stockholders' Equity	2,173,369	2,350,456

Non controlling interest	848,925	829,966

Total Stockholders' Equity	3,022,294	3,180,422
Total Liabilities and Stockholders' Equity	$8,815,362	$8,245,327

The accompanying notes are an integral part of these financial statements.

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income/(Loss)
For the Years Ended December 31, 2011 and 2010

	Year Ended
	December 31,
	2011	2010
Revenues
Packaging	$26,422,926	$24,765,867
Logistics	8,384,477	11,828,491

Total Revenues	34,807,403	36,594,358

Cost of Goods Sold
Packaging	25,470,000	23,711,526
Logistics	7,006,995	10,571,536

Total Cost of Goods Sold	32,476,995	34,283,062

Gross Profit	2,330,408	2,311,296

Operating Expenses
Administrative expenses	1,013,083	1,008,496
Rent	194,973	175,115
Salaries and wages	1,361,978	1,200,676

Total Operating Expenses	2,570,034	2,384,287

Loss from Operations	(239,626)	(72,991)

Other Income
Interest income (expense)	6,459	(405)
Other income	19,406	(6,538)
Rent Income	3,065	5,839
Realized gain on investment	-	130,529
Debt forgiveness	-	237,045
Total Other Income	28,930	366,470

Net Income (Loss) before Income Taxes	(210,696)	293,479

Income tax benefit (expense)	55,729	(144,640)
Net Income (Loss)	(154,967)	148,839
Net (gain) loss attributable to non controlling interest	(18,959)	(6,436)
Net Income (Loss) attributable to IPLO	(173,926)	142,403

Comprehensive Income
Unrealized loss on investments	-	(58,246)
Gain (loss) on currency exchange	(3,161)	50,333
Comprehensive Income (Loss)	$(177,087)	$134,490

Earnings per weighted average share of common stock - basic	$(0.04)	$0.03
Earnings per weighted average share of common stock - diluted	$(0.04)	$0.02
Weighted average shares outstanding - basic	4,961,357	4,961,357
Weighted average shares outstanding - diluted	4,961,357	6,336,087

The accompanying notes are an integral part of these financial statements.

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2011 and 2010

	Preferred Stock		Preferred Stock				Additional	Accumulated Other		Non
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)/Earnings	Interest	Total
December 31, 2009	974,730	$98			$4,504,214	$4,504	$1,346,231	$58,246	$(50,256)	$	$1,358,823

Net Income/(Loss 2010)									142,403	6,436	148,839

Preferred Shares - EZ Link			400,000	40			399,960				400,000

Common Shares - EZ Link					457,143	457	456,686				457,143

Gain on translation								50,333			50,333

Unrealized loss on investment								(58,246)			(58,246)

Non controlling interest										823,530	823,530

December 31, 2010	974,730	$98	400,000	$40	4,961,357	$4,961	$2,202,877	$50,333	$92,147	$829,966	$3,180,422

Net Income/(Loss 2011)									(173,926)	18,959	(154,967)

Loss on translation								(3,161)			(3,161)

December 31, 2011	974,730	$98	400,000	$40	4,961,357	$4,961	$2,202,877	$47,172	$(81,779)	$848,925	3,022,294

The accompanying notes are an integral part of these financial statements.

International Packaging and Logistics Group, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
Cash flow from operating activities
Net income/(loss)	$(154,967)	$148,839
Adjustments to reconcile net income/(loss) to net cash provided (used) by operating activities:
Depreciation expense	13,636	12,912
Realized gain on investment	-	(130,529)
Provision for doubtful accounts	-	11,194
Forgiveness of debt	-	(237,045)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(52,663)	(1,928,442)
(Increase) decrease in prepaids and other current assets	(50,567)	(780)
(Increase) decrease in prepaid taxes	(70,881)	162,838
(Increase) decrease in deposits	-	(3,372)
(Increase) decrease in deferred tax asset	(63,912)	86,107
(Decrease) increase in income taxes payable	(74,219)	74,219
(Decrease) increase in accounts payable and accrued expenses	848,025	1,617,551
(Decrease) increase in other current liabilities	65,503	-
Net cash provided (used) by operating activities	459,955	(186,508)

Cash flow from investing activities:
Purchase of property and equipment	-	(17,201)
Net increase in refundable deposits	(6,640)	-
Proceeds from sale of investment	2,583	234,800
Cash acquired in acquisition of subsidiary	-	586,041
Net cash provided (used) by investing activities	(4,057)	803,640

Cash flow from financing activities:
Proceeds from line of credit	-	427,320
Payments on line of credit	-	(434,970)
Proceeds from notes payable -related party	-	8,000

Net cash provided by financing activities	-	350

Effect of currency translation	(15,371)	72,865

Net increase/(decrease) in cash and cash equivalents	440,527	690,347
Cash and cash equivalents at beginning of period	700,264	9,918
Cash and cash equivalents at end of period	$1,140,791	$700,264

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$5,818	$1,272
Taxes / (refund)	$-	$(229,321)

The accompanying notes are an integral part of these financial statements.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

EZ Link Corporation., a Taiwan company established in July 2003 with initial registered capital of NTD 13,500,000, is a freight forwarder with current networks of locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe, and holds the licenses and approvals necessary to operate its business in China.

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
December 31, 2011 and 2010

1.           Summary of Significant Accounting Policies (continued)

In consideration of services provided by the consultant, EZ Link Corp will pay a consulting fee equal to all of its net income on a quarterly basis.  The cumulative net income from January 1, 2010 to December 31, 2011 is $42,900 which has not been paid at December 31, 2011.

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

The Company has concluded that EZ Link Corp is a VIE and that the Company’s 51% owned subsidiary, EZ Link Holdings, absorbs a majority of the risk of loss from the activities of EZ Link Corp. and enables the Company to receive a majority of its expected residual returns. Accordingly, the Company accounts for EZ Link Corp. as a VIE as of January 1, 2009.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

The accompanying consolidated financial statements at December 31, 2011, include EZ Link Holdings, Ltd., and subsidiaries from the January 1, 2010 date of acquisition.  Intercompany accounts and transactions have been eliminated upon consolidation.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements.  Significant estimates include an allowance for doubtful accounts and depreciation of property, plant and equipment.  In addition, there were significant estimates made in applying fair value of intangible assts acquired and consideration paid in the acquisition of EZ Link Corp.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

1.           Summary of Significant Accounting Policies (continued)

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

Contract in Place

Goodwill and indefinite-lived intangible assets are not amortized. Rather, they are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Contracts in place, is the only intangible asset with an indefinite life on our consolidated balance sheets.  We have elected December 31 as the date to perform our annual impairment test.

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

Foreign Currency Translation

As of December 31, 2011 the accounts of EZ Link were maintained, and its consolidated financial statements were expressed, in NTW. Such consolidated financial statements were translated into USD with NTW as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the periods ended December 31, 2011. Cash flow from the Company's operations included in the statement of cash flows is calculated based upon the functional currency using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with arithmetical changes in the corresponding balances on the consolidated balance sheet. No presentation is made that the NTW amounts could have been, or could be, converted into USD at the rates used in translation.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

1.           Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company maintains balances in a Money Market Fund that is not federally insured.  Balances in this fund were $652,092 and $137,896 at December 31, 2011 and 2010, respectively.

Accounts receivable are typically unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.  As of December 31, 2011, 83.4% of H&H Glass’s Accounts Receivable were attributable to three customers.  As of December 31, 2010, 84.7% of H&H Glass’s Accounts Receivable were attributable to four customers.

 At December 31, 2011 and 2010 H&H Glass had no allowance for doubtful accounts.

In general the Company will reserve a receivable amount based one of the following reasons;  If the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount; and

H&H Glass purchased 100% of its glass from one vendor in the twelve- month periods ending December 31, 2011 and 2010.  During the twelve-month period ending December 31, 2011 and 2010, H&H Glass purchased $22,171,326 and $19,635,529 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass has begun to seek additional suppliers.

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
December 31, 2011 and 2010

1.           Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss)

The Company reports and displays comprehensive income and its components in a full set of general-purpose consolidated financial statements. The Company’s (gain)/loss on translation was ($3,161) and $50,333 for the year ended December 31, 2011 and 2010 respectively.  The Company also recorded an unrealized loss of $58,246 for the year ended December 31, 2010 on investments available for sale.

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

The Company accounts for income taxes in accordance ASC Topic 740.  Realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements.  Further, the recognition of tax benefits is required to be recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information.  ASC 740 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits.  As of December 31, 2011, the Company has not recognized any obligation for uncertain tax positions.

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
December 31, 2011 and 2010

1.           Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company has utilized the fair-value-based method of accounting for its employee stock option plans.
The Company applies a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards.  Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company did not have any stock options or warrants outstanding at December 31, 2011 or 2010.

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

●
Level 1—Valuations based on quoted prices in active markets for identical assets.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

●
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

●	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1.

Stock-Based Compensation

The Company has utilized the fair-value-based method of accounting for its employee stock option plans.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

1.           Summary of Significant Accounting Policies (continued)

The Company applies a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards.  Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company did not have any stock options or warrants outstanding at December 31, 2011 or 2010.

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
December 31, 2011 and 2010

2.           Preferred Stock Transactions (continued)

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

EZ Link did not reach its performance goals at December 31, 2011, so the conversion rights will be extended one additional year.

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

There were no issuances of common stock in the year ended December 31, 2011.

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

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

4.           Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $230,000 and $220,500 for the years ended December 31, 2011 and 2010, respectively.

In the year ending December 31, 2010, Mr. Lin paid $8,000 of accounting fees on behalf of the Company.   This amount is reported in the accompanying financial statements as “Related Party Advances.”  Total advances due to Mr. Lin totaled $nil and $8,000 at December 31, 2011 and 2010, respectively

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $56,000 for each of the years ended December 31, 2011 and 2010.

Steven Westlund

Mr. Westlund, the Company’s Chief Executive Office and acting Chief Financial Officer, was paid $6,000 per year in cash for Director fees in the years ended December 31, 2011 and 2010.

William Gresher

Mr. Gresher, a member of the Board of Directors, was paid $6,000 per year in cash for Director fees in the years ended December 31, 2011 and 2010.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation.  EZ Link rents its offices from Easy Global Company, Ltd.  During the year ended December 31, 2011, EZ Link paid $46,974 to Easy Global Company for rent expense.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

5.           Other Income

During the year ended December 31, 2011 and 2010, the Company recorded $28,930 and $366,470 in Other Income respectively as follows:

	2011	2010

Interest income	6,459	867
Interest expense	-	(1,272)
Miscellaneous income (expense)	19,406	(6,538)
Rent income	3,065	5,839
Realized gain on investment	-	130,529
Debt forgiveness	-	237,045
	$28,930	$366,470

6.           Property and Equipment

The Company’s property and equipment at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Furniture and fixtures	$14,552	$14,552
Computers and equipment	147,039	151,655
Leasehold improvements	63,977	63,977
	225,568	230,184
Less accumulated depreciation	(202,356)	(192,369)
Total	$23,212	$37,815

The Company recorded depreciation expense for the year ended December 31, 2011 and 2010, of $13,636 and $12,912 respectively.

7.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2011 and 2010, consisted of the following:

	2011	2010
Accounts payable	$5,592,079	$4,796,888
Accrued professional and related fees	98,675	94,671
Total	$5,690,754	$4,891,559

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

8.           Income Taxes

The components of income (loss) from operations before income taxes for 2011 and 2010 were as follows:

	2011	2010

U.S.	$(243,772)	$254,724

Foreign	33,026	38,755

	$(210,696)	$293,479

Significant components of the provision for taxes based on income are as follows for the years ended December 31:

	2011	2010

Current	$-	$7,736
Foreign	8,183	25,621
Deferred	(63,912)	111,283

Total provision (benefit) for income taxes	$(55,729)	$144,640

In March 2012, the Company received a Federal refund of $45,109 and expects to collect state refunds of approximately $25,772 during 2012.

In September 2010, the Company received State refund of $30,750 and Federal refunds totaling $198,571 (total refunds of $229,321).

Significant temporary differences that give rise to the deferred tax assets as of December 31, 2011 and 2010 follow:

	2011	2010
Deferred tax assets/(liabilities):
Inventory valuation adjustment	$-	$126,473
Current period loss	190,728	-
Unrealized (gain)/loss on investments	-	-
Furniture and equipment	(600)	(257)
Net deferred tax assets	$190,128	$126,216

The Company has recorded deferred tax assets of $190,128 and $126,216 as of December 31, 2011 and 2010, respectively.  These arise principally from inventory reserves deductible in the years after the period in which they were accrued.  The Company has not recorded any valuation allowance against these deferred tax assets.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

8.           Income Taxes - continued

Tax rate reconciliation
	2011	2010
Federal tax rate	34.0%	34.0%
State taxes, net of benefit	6.0%	7.4%
Non-deductible tax expenses	(7.5)%	11.2%
Utilization of SRLY NOL	-%	(6.5)%
Other	(6.0)%	3.1%

Effective tax rate	26.5%	49.3%

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

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space for its headquarters.  The lease began on January 1, 2005, and was renewed on September 1, 2008 and expires on August 31, 2013.  As of December 31, 2011, total monthly base rent is $9,164 per month.

EZ Link rents 2,388 square feet of office space for its headquarters.  The lease began on October 1, 2011, through March 31, 2012.  The lease is renewed annually.  As of December 2011, total base monthly rent is $3,984 per month.

EZ Link also rents 182 square feet of office space.  The lease began on April 15, 2011, and expires on April 14, 2014.  The lease has a 3% increase each year.  As of December 31, 2011, total base monthly rent is $1,436

EZ Link also maintains operating leases for parking spaces and vehicles used in its operations expiring through June 23, 2014.

Future minimum payments on this lease for fiscal years following December 31, 2011, are:

Year ended December 31,
2012	192,910
2013	157,539
2014	81,665
Thereafter	$81,665
$513,779

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

10.           Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period.  The Company’s 1,374,730 shares of Convertible Preferred Shares constituted potentially dilutive securities.  However, the net loss for the year ended December 31, 2011, would have made these securities anti-dilutive.  Therefore, basic and fully diluted loss per share for the year ended December 31, 2011, are the same.

Earnings (loss) per share of common stock are calculated as follows:

	For the Years Ended December 31,
	2011	2010
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net Income (Loss) available to IPLO	$(173,926)	$142,403

Weighted average common shares outstanding	4,961,357	4,961,357

Basic earnings (loss) per share of common stock	$(0.04)	$0.03

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net Income (Loss) available to IPLO	$(173,926)	$142,403

Weighted average common shares outstanding	4,961,357	4,961,537
Effect of dilutive securities:

Convertible preferred stock	-	1,374,730
Weighted average common shares outstanding after effect of dilutive securities	4,961,357	6,336,087

Diluted earnings/(loss) per share of common stock	$(0.04)	$0.02

11.           Securities Available for Sale

In 2004, the Company invested $141,762 in a real estate partnership managed by Kayne Anderson Capital Advisors, which it classified as available for sale.  The net fair value of the securities at December 31, 2011 and 2010, were $0 and $0, respectively.  A Federal income tax rate of 34% is assumed.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

12.           Securities Available for Sale - continued

Amounts Reported in Net Income and Other Comprehensive Income
for the Years Ended December 31, 2011 and 2010

	2011	2010
Net income:
Gain on sale of investment	$-	$130,529
Income tax expense	-	-
Net gain realized in net income	-	130,529
Other comprehensive income:
Holding gain/(loss) arising during period, net of tax	-	(58,246)
Reclassification adjustment, net of tax	-	-
Net gain (loss) recognized in other comprehensive income	-	(58,246)
Total impact on comprehensive income	$-	$72,283

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

14.            Segment Reporting

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the year ended December 31, 2011:

	Packaging	Logistics	Total

Revenue	$26,422,926	8,384,477	34,807,403
Operating Income(Loss)	(257,572)	17,946	(239,626)
Total Assets	7,577,305	1,238,057	8,815,362
Interest Income	41	6,418	6,459
Depreciation	$600	13,036	13,636

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

15.           Unrestricted Net Assets

EZ Link Corp. has retained earnings of approximately $42,900 as of December 31, 2011. Distributions and other payments to EZ Link Holdings, Ltd. from its subsidiary, EZ Link Corp. may not permitted by the Taiwan government.  Condensed financial information of the United States operations is as follows:

	December 31,	December 31,
Balance Sheets	2011	2010

Assets
Cash and cash equivalents	$803,072	$191,414
Accounts receivable, net	5,205,066	4,722,553
Other current assets	-	58,897
Prepaid taxes	70,811	-
Total current assets	6,078,949	4,972,864

Investment in EZ Link Holdings, Ltd.	857,143	857,143
Property and equipment	-	599
Deposits	12,433	12,433
Deferred tax assets	190,128	126,216
Total assets	$7,138,653	$5,970,255

Liabilities

Accounts payable	$4,829,651	$3,421,238
Accrued liabilities	98,675	94,675
Notes payable to related party	80,000	80,000
Taxes payable	-	74,219
Total current liabilities	5,018,326	3,670,132

Total liabilities	5,018,326	3,670,132

Stockholders' equity
Common stock	4,961	4,961
Preferred stock	138	138
Additional paid-in capital	2,202,877	2,202,877
Retained earnings	(87,649)	92,147
Total stockholders' equity	2,120,327	2,300,123
Total liabilities and stockholders' equity	$7,138,653	$5,970,255

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

15.           Unrestricted Net Assets - continued

Information of the United States operations is as follows:

	Year Ending	Year Ending
	December 31,	December 31,
Statement of Operations	2011	2010

Net sales	$26,422,926	$24,765,867
Cost of goods sold	(25,470,000)	(23,711,526)

Operating expenses	(1,210,498)	(1,160,844)
Loss from operations	(257,572)	(106,503)

Other income and (expense)
Interest income	41	472
Other income	13,808	237,045
Realized gain on investment	-	130,529
Income tax benefit	55,729	-
Income/(loss) from subsidiary (51%)	19,732	6,698
Total other income	89,310	374,744
Net income (loss)	$(168,262)	$268,241

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

15.           Unrestricted Net Assets - continued

	December 31,	December 31,
Statements of Cash Flows	2011	2010

Net cash provided by operating activities:	$611,658	$(61,304)

Cash flow from investing activities
Proceeds from sale of investment	-	234,800
Net cash provided by investing activities	-	234,800

Cash flow from financing activities:
Proceeds from note payable - related party	-	8,000
Net cash provided by financing activities	-	8,000

Net increase in cash	611,658	181,496
Cash, beginning of period	191,414	9,918
Cash, end of period	$803,072	$191,414