Form 10-Q
period 2012-03-31
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2012-05-17
CIK 822997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012 or

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
☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of April 30, 2012 was 4,961,357

International Packaging and Logistics Group, Inc.,
and Subsidiaries

Condensed Consolidated Financial Statements
for the Three Months Ended

March 31, 2012 and 2011

C  O  N  T  E  N  T  S

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations and Comprehensive Income	3

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6 – 18

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 31, 2012, and December 31, 2011

	March 31, 2012	December 31, 2011
Current Assets	(Unaudited)	(Audited)
Cash	$246,530	$1,140,791
Accounts receivable, net	5,498,228	5,975,714
Other current assets	5,091	4,347
Prepaid taxes	70,881	70,881

Total Current Assets	5,820,730	7,191,733

Property, Plant and Equipment, net	20,211	23,212
Total Property, plant and equipment, net	20,211	23,212

Other Assets
Prepaids	18,498	75,394
Deposits	39,741	39,169
Contract in place	1,295,726	1,295,726
Deferred tax assets	137,091	190,128

Total Other Assets	1,491,056	1,600,417

Total Assets	$7,331,997	$8,815,362

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$4,063,694	$5,690,754
Notes payable - related party	80,000	80,000
Other current liabilities	19,242	22,314

Total Current Liabilities	4,162,936	5,793,068

Commitments and contingencies	-	-

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 31, 2012, and December 31, 2011

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,730 Series A issued and outstanding	98	98
400,000 Series B issued and outstanding	40	40
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,961,357 issued and outstanding	4,961	4,961
Additional paid-in capital	2,202,877	2,202,877
Accumulated other comprehensive income	46,859	47,172
Retained earnings	65,106	(81,779)

Total IPLO Stockholders' Equity	2,319,941	2,173,369

Non controlling interest	849,120	848,925

Total Stockholders' Equity	3,169,061	3,022,294

Total Liabilities and Stockholders' Equity	$7,331,997	$8,815,362

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Operations And Comprehensive Income
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	Month Ended March 31,
	2012	2011
Revenues
Packaging	$6,858,048	$6,080,450
Logistics	2,126,743	2,505,159

Total Revenues	8,984,791	8,585,609

Cost of Goods Sold
Packaging	6,386,341	5,857,418
Logistics	1,822,646	2,160,921

Total Cost of Goods Sold	8,208,987	8,018,339

Gross Profit	775,804	567,270

Operating Expenses
Administrative expenses	225,793	195,317
Rent	49,362	46,542
Salaries and wages	302,276	314,037

Total Operating Expenses	577,431	555,896

Income from Operations	198,373	11,374

Other Income
Interest expense, net	(350)	(881)
Other income	1,822	683
Rent Income	-	1,461
Total Other Income	1,472	1,263

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Operations And Comprehensive Income
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

Net Income before Income Taxes	199,845	12,637

Income tax benefit (expense)	(52,960)	1,276

Net Income	146,885	13,913

Net income attributable to non controlling interest	195	(7,132)

Net Income attributable to IPLO	147,080	6,781

Comprehensive Income (Loss)

Currency translation adjustment	(313)	(14,178)

Comprehensive Income (Loss)	$146,767	$(7,397)

Earnings per weighted average share of common stock - basic	$0.03	$0.00
Earnings per weighted average share of common stock - diluted	$0.02	$0.00
Weighted average shares outstanding - basic	4,961,357	4,961,357
Weighted average shares outstanding - diluted	6,336,087	6,336,087

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	March 31, 2012	March 31, 2011
Increase (decrease) in cash and cash equivalents:
Net income	$146,885	$13,913
Adjustments to reconcile net income to net cash used (provided) in operating activities:
Depreciation expense	3,358	2,989
Deferred income tax expense	53,034
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	493,971	324,031
(Increase) decrease in prepaid taxes	-	(25,781)
(Increase) decrease in other current assets	57,996	(39,668)
(Increase) decrease in prepaid expenses	-	20,722
(Decrease)/increase in income taxes payable	-	(74,219)
(Decrease) in accounts payable and accrued expenses	(1,642,369)	423,083
(Decrease) increase in other current liabilities	(4,336)	5,696
Net cash provided by/(used in) operating activities	(891,461)	650,766

Cash flow from investing activities:
Net cash from investing activities	-	-

Cash flow from financing activities:
Net cash provided by financing activities	-	-

Effect of currency translation	(2,800)	(15,257)

Net increase/(decrease) in cash and cash equivalents	(894,261)	635,509
Cash and cash equivalents at beginning of period	1,140,791	700,264
Cash and cash equivalents at end of period	$246,530	$1,335,773

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012

1.   Summary of Significant Accounting Policies

Organization and Basis of Presentation

These interim condensed consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”).  The interim condensed consolidated financial statements for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States.  The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated.  The Company’s fiscal year end is on December 31.

The foregoing unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2011.  In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month periods ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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
March 31, 2012

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

In consideration of services provided by the consultant, EZ Link Corp will pay a consulting fee equal to all of its net income on a quarterly basis.  The cumulative net income  from January 1, 2012 to March 31, 2012 is $390 which has not been paid at March 31, 2012.

The terms of these Consulting Agreements begin as of the date of the Contractual Agreements, and shall continue in perpetuity, unless terminated in accordance with relevant provisions in the agreements or by any other agreement reached by all parties.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012

1.   Summary of Significant Accounting Policies (continued)

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

The Company's consolidated financial statements include 100% of the assets, liabilities and earnings of a subsidiary, EZ Link Corp, which is more than 50% owned and control is established.  The ownership interest of the minority owners of the Company’s subsidiary is called non controlling interest.

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
March 31, 2012

1.   Summary of Significant Accounting Policies (continued)

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

The accompanying consolidated financial statements at March 31, 2012, include EZ Link Holdings, Ltd., and subsidiaries from the January 1, 2010 date of acquisition.  Intercompany accounts and transactions have been eliminated upon consolidation.

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
March 31, 2012

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

Foreign Currency Translation

As of March 31, 2012 the accounts of the EZ Link were maintained, and its consolidated financial statements were expressed, in NTD. Such consolidated financial statements were translated into USD with NTD as the functional currency.  All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the periods ended March 31, 2012 and 2011.

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

Concentration of Credit Risk

The Company maintains balances in a Money Market Fund that is not federally insured.  Balances in this fund were $253,128 and $652,092 at March 31, 2012 and December 31, 2011, respectively.

Accounts receivable are typically unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of March 31, 2012, 89.0% of H&H Glass’s Accounts Receivable were attributable to four customers.  As of December 31, 2011, 83.4% of H&H Glass’s Accounts Receivable were attributable to three customers.  At March 31, 2012 and December 31, 2011 H&H Glass had no reserve for doubtful accounts.

At March 31, 2012 and December 31, 2011 EZ Link Holdings, Ltd had no reserve for doubtful accounts.

In general the Company will reserve a receivable based one of the following reasons; If the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012

1.   Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk - continued

H&H Glass purchased 100% of its glass from one vendor in the three month periods ending March 31, 2012 and 2011.  During the three-month period ending March 31, 2012 and 2011, H&H Glass purchased $5,655,100 and $4,934,614 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.

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

Comprehensive Income (Loss)

The Company reports and displays comprehensive income and its components in a full set of general purpose consolidated financial statements. The Company’s translation loss of $313 and $14,178 for the three month periods ended March 31, 2012 and 2011, respectively, relate to the translation of financial statements from New Taiwan Dollar to US Dollars.

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

These criteria were not met, so there were no conversions as of December 31, 2010 or 2011.  However, the first tranche will be eligible for conversion again at December 31, 2012.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012

2.   Preferred Stock Transactions - continued

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

3.   Common Stock Transactions

During the three months ending March 31, 2012 and 2011 no stock was issued.

4.   Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $62,500 and $57,500 for the three-month periods ended March 31, 2012 and 2011, respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $14,000 for each three-month period ending March 31, 2012 and 2011, respectively.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012

4.   Related Party Transactions - continued

Steven Westlund

For each three-month period ending March 31, 2012 and 2011 respectively, Mr. Westlund, the Company’s late Chief Executive Officer and acting Chief Financial Officer, was paid $1,500 in cash for Director fees.

William Gresher

For each the three-month period ending March 31, 2012 and 2011 respectively, Mr. Gresher, a member of the Board of Directors, was paid $1,500 in cash for Director fees.

Owen Naccarato

For each three-month period ending March 31, 2012 and 2011 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $9,000 in cash for legal fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation.  EZ Link rents its offices from Easy Global Company, Ltd.  During the three months ended March 31, 2012 and 2011, EZ Link paid $11,595 and $11,691, respectively, to Easy Global Company for rent expense.

5.   Property and Equipment

The Company’s property and equipment at March 31, 2011 and December 31, 2010, consisted of the following:

	March 31, 2012	December 31, 2011
Furniture and fixtures	$14,552	$14,552
Computers and equipment	148,429	147,039
Leasehold improvements	62,629	63,977
	225,580	225,568
Less accumulated depreciation	(205,369)	(202,356)
Total	$20,211	$23,212

The Company recorded depreciation expense for the three-month periods ending March 31, 2012 and 2011, of $3,358 and $2,989, respectively.

6.           Commitments and Contingencies

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

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012

6.           Commitments and Contingencies - continued

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space for its headquarters.  The lease began on January 1, 2005, and was renewed on September 1, 2008 and expires on August 31, 2013.  As of March 31, 2012, total monthly base rent is $9,164 per month.

EZ Link rents 2,388 square feet of office space for its headquarters.  The lease began on October 1, 2011, through March 31, 2012.  The lease is renewed annually.  As of March 31 2012, total base monthly rent is $3,984 per month.

EZ Link also rents 182 square feet of office space.  The lease began on April 15, 2011, and expires on April 14, 2014.  The lease has a 3% increase each year.  As of March 31, 2012, total base monthly rent is $1,436

EZ Link also maintains operating leases for parking spaces and vehicles used in its operations expiring through June 23, 2014.

Future minimum payments on this lease for fiscal years following December 31, 2011, are:

Year ended December 31,
2012	149,158
2013	157,539
2014	81,665
Thereafter	81,665
$470,027

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012

7.   Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period.  The Company’s Convertible Preferred Shares constituted potentially dilutive securities as of March 31, 2012.  Earnings per share at March 31, 2012, is calculated using the number of common shares issued to effect the business combination as being outstanding during the entire period.

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended March 31,
	2012	2011
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to IPLO common stockholders	$147,080	$6,781
Weighted average common shares outstanding	4,961,357	4,961,357
Basic earnings per share of common stock	$0.03	$0.00

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to IPLO common stockholders	$147,080	$6,781
Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	1,374,730	1,374,730
Weighted average common shares outstanding after effect of dilutive securities	6,336,087	6,336,087

Diluted earnings per share of common stock	$0.02	$0.00

8.   Segment Reporting

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the three months ended March 31, 2012:

	Packaging	Logistics	Total

Revenue	$6,858,048	2,126,743	8,984,791
Operating Income	189,071	9,301	198,372
Total Assets	6,181,237	1,150,760	7,331,997
Interest Income	11	50	61
Interest Expense	0	(411)	(411)
Depreciation	$0	3,358	3,358

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012

9.   Unrestricted Net Assets

EZ Link Corp. has retained earnings of approximately $48,870 as of March 31, 2012. Distributions and other payments to EZ Link Holdings, Ltd. from its subsidiary, EZ Link Corp. may not permitted by the Taiwan government.  Condensed financial information of the United States operations is as follows:

Balance Sheets	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$51,322	$803,072
Accounts receivable, net	4,613,785	5,205,066
Prepaid taxes	70,811	70,811
Total current assets	4,735,918	6,078,949

Investment in EZ Link Holdings, Ltd.	857,143	857,143
Property and equipment	-	-
Deposits	12,433	12,433
Deferred tax assets	137,091	190,128
Total assets	$5,742,585	$7,138,653

Liabilities

Accounts payable	$3,326,323	$4,839,651
Accrued liabilities	78,690	98,675
Notes payable to related party	80,000	80,000
Taxes payable	-	-
Total current liabilities	3,485,013	5,018,326

Total liabilities	3,485,013	5,018,326

Stockholders' equity
Common stock	4,961	4,961
Preferred stock	138	138
Additional paid-in capital	2,202,877	2,202,877
Retained earnings	49,596	(87,649)
Total stockholders' equity	2,257,572	2,120,327
Total liabilities and stockholders' equity	$5,742,585	$7,138,653

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012

9.           Unrestricted Net Assets - continued

Information of the United States operations is as follows:

Statement of Operations	Three Months March 31, 2012	Three Months March 31, 2011

Net sales	$6,858,048	$6,080,450
Cost of goods sold	(6,386,341)	(5,857,418)

Operating expenses	(282,636)	(216,261)
Income from operations	189,071	6,771

Other income and (expense)
Interest income	11	10
Other income	1,200	-
Income tax benefit/ (expense)	(53,037)	-
Total other income (expense)	(51,826)	10
Net income	$137,245	$6,781

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012

9.   Unrestricted Net Assets - continued

Information of the United States operations is as follows:

Statements of Cash Flows	Three Months March 31, 2012	Three Months March 31, 2011

Net cash provided (used) by operating activities:	$(751,750)	$689,302

Cash flow from investing activities

Net cash provided by investing activities	-	-

Cash flow from financing activities:

Net cash provided by financing activities	-	-

Net increase (decrease) in cash	(751,750)	689,302
Cash, beginning of period	803,072	191,414
Cash, end of period	$51,322	$880,716

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

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2011 included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

•  Meet the challenge of a difficult world economy while maintaining revenue and profitability - our goal will be to  focus closely on product mix, improve our gross margin and develop new projects with existing clients;

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

Results of Operations

Three months ending March 31, 2012 and 2011

Revenue:

For the three months ending March 31, 2012 and 2011, revenues were $8,984,791 and $8,585,609 respectively, for an increase of $399,182 (4.6%) over the same period in 2011. The increase in revenue is a mainly due to two factors; 1) an increase in packaging revenue of $777,598 (12.8%) due to an upturn in the worldwide economy and due to customers’ replenishing their inventory levels, which had been kept at low levels due to the global recession, and 2) offset by a decrease in Logistics revenues of $378,416 (15.1%) due to decrease in overseas shipping.

Cost of Goods Sold:

Cost of goods sold for the three months ending March 31, 2012 and 2011 were $8,208,987 and $8,018,339 respectively, for an increase of $190,648 (2.4%) over the same period in 2011. This increase consists of an increase in packaging cost of goods sold of $528,923 (9.0%) which was a direct result of the increase in sales, offset by a decrease in logistics cost of goods sold of $338,275 (15.6%) from the same period in 2011 due to decrease in overseas shipping.

Gross Profit:

Gross profit was $775,804 and $567,270 for the three months ending March 31, 2012 and 2011, an increase of $208,534 (36.8%) over the same period in 2011.   The gross profit margin as a percent of sales for the three months ending March 31, 2012 and 2011 was 8.6% and 6.6 % respectively for an increase of 2.0%.  The increase is a result of a 14.3% gross profit percent from the logistics business offset by a lower gross profit percent from the packaging business of 6.9%.

Operating Expenses:

Operating expenses for the three month period ended March 31, 2012 and 2011 were $577,431 and $555,896 respectively for an increase of $21,535 (3.7%) from the same period prior year.  These differences in operating expenses were mostly attributable to the following:

Three months ending:	3/31/2012	3/31/2011	$ VAR	% VAR
Salaries & Related Expense	$302,276	$314,037	-$11,761	-3.9%	Packaging salary higher in 2012 by $14,179 offset by
					$25,939 decrease in EZ Link salary (prior year had bonus).
Rent	49,362	46,542	$2,820	5.7%	Packing rent increased by $1,062 and EZ Link rent increased
					by $1,758. Increase due to annual rate increases.
Insurance	42,047	44,955	-$2,908	-6.9%	Packaging Insurance based on prior revenue which was lower
					plus increase in EZ Link Group insurance of $540.
Meals & Entertainment	22,822	15,050	$7,772	34.1%	EZ Link expense of $15,760 for 2011 vs $14,305 for 2010
Travel Expense	70,594	34,865	$35,729	50.6%	Increase in packaging travel of $36,371, decrease in
					EZ Link travel of ($642).
Miscellaneous	90,330	100,447	-$10,117	-11.2%	Miscellaneous items
Total Expenses	$577,431	$555,896	$21,535	3.7%

Other Income (Expenses):

Interest income (expense) for the three months ended March 31, 2012 and 2011 was ($350) and ($881)  respectively for a decrease of expense $531 (60.3%) from the same period prior year.

Other income was $1,822 for the three months ending March 31, 2012, an increase of $1,139 over the same period in 2011.  Rent income was $0 for the three months ending March 31, 2012, a decrease of $1,461 over the same period in 2011.

Liquidity and Capital Resources

Cash flow used in operations for the three months ending March 31, 2012 amounted to $891,461, which mainly consisted the following: 1) decrease in accounts payable and accrued expenses of $1,642,369 was a result of the pay down of the accrued purchase price adjustment representing the amounts accrued during the year ending December 31, 2011, and 2010) a decrease in other current liabilities of $4,336, offset by 1) quarterly net income of $146,885, 2) increase in other current assets of $111,030, 3) decrease in accounts receivable of $493,971 and 4) depreciation expense of $3,358.

On March 31, 2012 the Company had total assets of $7,331,997 compared to $8,815,362 on December 31, 2011, a decrease of $1,483,365 or 16.8%.  The Company had total IPLO stockholders’ equity of $2,319,941 on March 31, 2012, compared to stockholders’ equity of $2,173,369 on December 31, 2011, an increase of $146,572 (6.7%).  As of March 31, 2012 the Company's working capital position increased by $259,129 (18.5%) from working capital of $1,398,665 at December 31, 2011 to working capital of $1,657,794 at March 31, 2012.

Capital Resources

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations or from its positive working capital position at March 31, 2012.

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

Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of March 31, 2012:

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

International Packaging and Logistics Group, Inc.
(Registrant)

Dated: May 16, 2012	By:	/s/ Owen Naccarato
Owen Naccarato Chief Executive Officer Principal Financial Officer and Director

	By:	/s/ Allen Lin
Allen Lin, Director President H&H Glass

	By:	/s/ William Gresher
William Gresher, Director