Form 10-Q
period 2012-06-30
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2012-08-17
CIK 822997

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012 or

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
☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of August 14, 2012 was 4,961,357

International Packaging and Logistics Group, Inc.,
and Subsidiaries

Condensed Consolidated Financial Statements
for the Three and Six Months Ended

June 30, 2012 and 2011

C  O  N  T  E  N  T  S

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations and Comprehensive Income	4

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7 - 21

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
As of June 30, 2012 and December 31, 2011
 (Unaudited)
	June 30	December 31
	2012	2011
Current Assets	(Unaudited)	(Audited)
Cash	$1,252,232	$1,140,791
Accounts receivable, net	6,460,388	5,975,714
Other current assets	9,612	4,347
Prepaid taxes	-	70,881

Total Current Assets	7,722,232	7,191,733

Property, Plant and Equipment, net	16,621	23,212
Total Property, plant and equipment, net	16,621	23,212

Other Assets
Prepaids	69,994	75,394
Deposits	39,354	39,169
Contract in place	1,295,726	1,295,726
Deferred tax assets	174,246	190,128

Total Other Assets	1,579,320	1,600,417

Total Assets	$9,318,173	$8,815,362

Liabilities and Stockholders' Equity
Current inabilities
Accounts payable and accrued expenses	$6,081,553	$5,690,754
Notes payable - related party	80,000	80,000
Other notes payable	62,848	-
Taxes payable	-	-
Other current liabilities	24,369	22,314

Total Current Liabilities	6,248,770	5,793,068
Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,730 Series A issued and outstanding	98	98
400,000 Series B issued and outstanding	40	40
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,961,357 issued and outstanding	4,961	4,961
Additional paid-in capital	2,202,877	2,202,877
Accumulated other comprehensive income	40,767	47,172
Retained earnings (deficit)	(42,475)	(81,779)

Total IPLO Stockholders' Equity	2,206,268	2,173,369

Non controlling interest	863,135	848,925

Total Stockholders' Equity	3,069,403	3,022,294

Total Liabilities and Stockholders' Equity	$9,318,173	$8,815,362

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Operations And Comprehensive Income
For the Three AND SIX Months Ended JUNE 30, 2012 and 2011
(Unaudited)

	Six Months Ended		Three Month Ended
	June 30		June 30
	2012	2011	2012	2011
Revenues
Packaging	$15,204,257	$13,720,013	$8,346,209	$7,639,563
Logistics	4,832,926	4,992,199	2,706,183	2,487,040

Total Revenues	20,037,183	18,712,212	11,052,392	10,126,603

Cost of Goods old
Packaging	14,613,277	13,281,479	8,226,936	7,424,061
Logistics	4,215,054	4,313,564	2,392,409	2,152,643

Total Cost of Goods Sold	18,828,331	17,595,043	10,619,345	9,576,704

Gross Profit	1,208,852	1,117,169	433,047	549,899

Operating Expenses
Administrative expenses	421,302	414,599	195,509	219,282
Rent	98,447	95,237	49,085	48,695
Salaries and wages	608,683	660,292	306,407	346,255

Total Operating Expenses	1,128,432	1,170,128	551,001	614,232

Income (loss) from Operations	80,420	(52,959)	(117,954)	(64,333)

Other Income
Interest income (expense), net	(239)	(697)	111	184
Other income (expense)	3,224	517	1,402	(166)
Rent income	-	2,949	-	1,488
Total Other Income	2,985	2,769	1,513	1,506

Net Income (Loss) before Income Taxes	83,404	(50,190)	(116,441)	(62,827)

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Operations And Comprehensive Income
For the Three AND SIX Months Ended JUNE 30, 2012 and 2011
(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2012	2011	2012	2011

Income tax benefit (expense)	(29,890)	(5,497)	23,070	(6,773)

Net Income (Loss)	53,514	(55,687)	(93,371)	(69,600)

Net (gain) loss attributable to non controlling interest	(14,210)	(13,606)	(14,015)	(6,474)

Net Income (Loss) attributable to IPLO	39,304	(69,293)	(107,386)	(76,074)

Comprehensive Income
Currency translation adjustment	(6,405)	(3,163)	(6,718)	11,015

Comprehensive Income (loss)	$32,899	$(72,456)	$(114,104)	$(65,059)

Earnings per weighted average share of common stock -
basic	$0.01	$(0.01)	$(0.02)	$(0.01)
Earnings per weighted average share of common stock -
diluted	$0.01	$(0.01)	$(0.02)	$(0.01)
Weighted average shares outstanding - basic	4,961,357	4,961,357	4,961,357	4,961,357
Weighted average shares outstanding - diluted	6,336,087	4,961,357	4,961,357	4,961,357

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	June 30,	June 30,
	2012	2011
Increase (decrease) in cash and cash equivalents:
Net income/(loss)	$53,514	$(55,687)
Adjustments to reconcile net income/(loss) to net cash
provided by (used in) operating activities:
Depreciation expense	6,616	6,434
Loss on disposal of PP&E	137	-
Changes in operating assets and liabilities:
(Increase ) in accounts receivable	(479,580)	(1,479,563)
(Increase )decrease in prepaid taxes	70,881	(70,881)
Increase deferred tax asset	15,879	-
Decrease in other current assets	63,783	58,359
(Decrease)in income taxes payable	-	(74,219)
Increase in accounts payable and accrued expenses	353,301	1,471,921
Increase in other current liabilities	34,188	8,111
Net cash provided by/(used in) operating activities	118,719	(135,525)

Cash flow from investing activities:
Net cash from investing activities	-	-

Cash flow from financing activities:
Net cash provided by financing activities	-	-

Effect of currency translation	(7,278)	(4,118)

Net increase/(decrease) in cash and cash equivalents	111,441	(139,643)
Cash and cash equivalents at beginning of period	1,140,791	700,264
Cash and cash equivalents at end of period	$1,252,232	$560,621

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012

1.           Summary of Significant Accounting Policies

Organization and Basis of Presentation

These interim condensed consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”).  The interim condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States.  The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated.  The Company’s fiscal year end is on December 31.

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

Operating results for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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
June 30, 2012

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

In consideration of services provided by the consultant, EZ Link Corp will pay a consulting fee equal to all of its net income on a quarterly basis.  The cumulative net income from January 1, 2012 to June 30, 2012 is $36,758 which has not been paid at June 30, 2012.  The cumulative net income from inception of this contractual arrangement through June 30, 2012 is approximately $48,870.

The terms of these Consulting Agreements begin as of the date of the Contractual Agreements, and shall continue in perpetuity, unless terminated in accordance with relevant provisions in the agreements or by any other agreement reached by all parties.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012

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
June 30, 2012

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

The accompanying consolidated financial statements at June 30, 2012, include EZ Link Holdings, Ltd., and subsidiaries from the January 1, 2010 date of acquisition.  Intercompany accounts and transactions have been eliminated upon consolidation.

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
June 30, 2012

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

Foreign Currency Translation

As of June 30, 2012 the accounts of the EZ Link were maintained, and its consolidated financial statements were expressed, in NTD. Such consolidated financial statements were translated into USD with NTD as the functional currency.  All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the six month periods ended June 30, 2012 and 2011.

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

Concentration of Credit Risk

The Company maintains balances in a Money Market Fund that is not federally insured.  Balances in this fund were $694,015 and $652,092 at June 30, 2012 and December 31, 2011, respectively.

Accounts receivable are typically unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of June 30, 2012, 86.6% of H&H Glass’s Accounts Receivable were attributable to four customers.  As of December 31, 2011, 83.4% of H&H Glass’s Accounts Receivable were attributable to three customers.

At June 30, 2012 and December 31, 2011 EZ Link Holdings, Ltd had no reserve for doubtful accounts.

In general the Company will reserve a receivable based one of the following reasons; If the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012

1.           Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk - continued

H&H Glass purchased 100% of its glass from one vendor in the three month periods ending June 30, 2012 and 2011.  During the three-month period ending June 30, 2012 and 2011, H&H Glass purchased $7,271,607 and $6,419,915 of products from this vendor, respectively.  During the six months ended June 30, 2012 and 2011, H&H Glass purchased $12,926,700 and $11,354,529 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.

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

Comprehensive Income (Loss)

The Company reports and displays comprehensive income and its components in a full set of general purpose consolidated financial statements. The Company’s translation loss of $6,718 and gain of $11,015 for the three month periods ended June 30, 2012 and 2011 and a loss of $6,405 and of $3,163 for the six month periods ended June 30, 2012 and 2011, respectively, relate to the translation of financial statements from New Taiwan Dollar to US Dollars.

2.           Preferred Stock Transactions

The 400,000 shares of Series B Preferred Shares shall be convertible into common shares in two equal tranches, the first being upon completion and receipt of the year ending December 31, 2010, financials if all of the following performance targets are met by EZ Link:

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
June 30, 2012

2.           Preferred Stock Transactions - continued

The second tranche of the Preferred Shares shall be convertible after the second 12 month period, i.e. the year ending December 31, 2012, if all of the following performance targets are met by EZ Link:

(a) 5% increase in revenues and 1% before tax earnings over the prior 12 month period; and
(b) Maintained a positive cash flow from operations over the prior 12 month period.

EZ Link did not reach its performance goals at December 31, 2011, so the conversion rights will be extended one additional year.  December 31, 2012 for the first tranche and December 31, 2013 for the second tranche.

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

The Company also has 974,730 Series A Preferred Shares issued and outstanding which are convertible at any time with a conversion price of $3.00 per share.

The Company determined that the preferred shares are not mandatorily or conditionally redeemable and are properly classified as permanent equity in the accompanying consolidated financial statements.

3.           Common Stock Transactions

During the six months ending June 30, 2012 and 2011 no stock was issued.

4.           Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $62,500 and $57,500 for the three-month periods ended June 30, 2012 and 2011, respectively, and $125,000 and $115,000 for the six-month periods ended June 30, 2012 and 2011, respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $14,000 for each of the three-month periods ended June 30, 2012 and 2011, and $28,000 for each of the six-month periods ended June 30, 2012 and 2011

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012

4.           Related Party Transactions - continued

William Gresher

For each three-month period ended June 30, 2012 and 2011, Mr. Gresher, a member of the Board of Directors, was paid $1,500 in cash for Director fees.

For each six-month period ended June 30, 2012 and 2011, Mr. Gresher, a member of the Board of Directors, was paid $3,000 in cash for Director fees.

Owen Naccarato

For each three-month period ending June 30, 2012 and 2011 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $9,000 in cash for legal fees and for the three month period ending June 30, 2012 was paid $1,500 in cash for Directors fees.

For each six-month period ending June 30, 2012 and 2011 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $18,000 in cash for legal fees and for the six month period ending June 30, 2012 was paid $1,500 in cash for Directors fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation.  EZ Link rents its offices from Easy Global Company, Ltd.  During the three months ended June 30, 2012 and 2011, EZ Link paid $11,310 and $11,898, respectively, and for the six months ended June 30, 2012 and 2011, EZ Link paid $23,205 and $23,589, respectively to Easy Global Company for rent expense.

5.           Property and Equipment

The Company’s property and equipment at June 30, 2012 and December 31, 2011, consisted of the following:

	June 30, 2012	December 31, 2011
Furniture and fixtures	$14,552	$14,552
Computers and equipment	152,076	147,039
Leasehold improvements	62,848	63,977
	229,476	225,568
Less accumulated depreciation	(212,855)	(202,356)
Total	$16,621	$23,212

The Company recorded depreciation expense for the six-month periods ending June 30, 2012 and 2011, of $6,616 and $6,434 respectively.

6.           Commitments and Contingencies

Litigation

 The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012

6.           Commitments and Contingencies - continued

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space for its headquarters.  The lease began on January 1, 2005, and was renewed on September 1, 2008 and expires on August 31, 2013.  As of June, 2012, total monthly base rent is $9,164 per month.

EZ Link rents 2,388 square feet of office space for its headquarters.  The lease began on October 1, 2011, through March 31, 2012.  The lease is renewed annually.  As of March 31 2012, total base monthly rent is $3,984 per month.

EZ Link also rents 182 square feet of office space.  The lease began on April 15, 2011, and expires on April 14, 2014.  The lease has a 3% increase each year.  As of June 30, 2012, total base monthly rent is $1,436

EZ Link also maintains operating leases for parking spaces and vehicles used in its operations expiring through June 23, 2014.

Future minimum payments on this lease for fiscal years following December 31, 2011, are:

Year ended December 31,
2012	$149,158
2013	157,539
2014	81,665
Thereafter	81,665
$470,027

7.           Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period.  There was positive net income during the six months ended June 30, 2012, therefore the Company’s Convertible Preferred Shares constituted potentially dilutive securities.  However, the net loss for the three months ended June 30, 2012 and 2011 and for the six months ended June 30, 2011 would have made these securities anti-dilutive.  Earnings per share at June 30, 2012, is calculated using the number of common shares issued to effect the business combination as being outstanding during the entire period.

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended June 30,
	2012	2011
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to IPLO common stockholders	$(107,386)	$(76,074)
Weighted average common shares outstanding	4,961,357	4,961,357
Basic earnings (loss) per share of common stock	$(0.02)	$(0.02)

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to IPLO common stockholders	$(107,386)	$(76,074)
Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	-	-
Weighted average common shares outstanding after effect of dilutive securities	4,961,357	4,961,357
Diluted earnings per share of common stock	$(0.02)	$(0.02)

	For the Six Months Ended June 30,
	2012	2011
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to IPLO common stockholders	$39,304	$(69,293)
Weighted average common shares outstanding	4,961,357	4,961,357
Basic earnings (loss) per share of common stock	$0.01	$(0.01)

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to IPLO common stockholders	$39,304	$(69,293)
Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	1,374,730	-
Weighted average common shares outstanding after effect of dilutive securities	6,336,087	4,961,357
Diluted earnings (loss) per share of common stock	$0.01	$(0.01)

8.            Segment Reporting

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the three and six months ended June 30, 2012:

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012

8.            Segment Reporting (continued)

June 30	Y-T-D	Packaging	Logistics	Total

Revenue		$15,204,257	4,832,926	20,037,183
Operating Income		38,600	41,820	80,420
Total Assets		7,849,251	1,468,922	9,318,173
Interest Income		18	569	587
Interest Expense		0	(826)	(826)
Depreciation		$0	6,697	6,697

June 30	QTR	Packaging	Logistics	Total

Revenue		$8,346,209	2,706,183	11,052,392
Operating Income		(150,471)	32,517	(117,954)
Total Assets		7,819,926	1,468,922	9,288,848
Interest Income		7	519	526
Interest Expense		0	(415)	(415)
Depreciation		$0	3,348	3,348

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012

9.           Unrestricted Net Assets

EZ Link Corp. has retained earnings of approximately $48,870 as of June 30, 2012. Distributions and other payments to EZ Link Holdings, Ltd. from its subsidiary, EZ Link Corp. may not permitted by the Taiwan government.  Condensed financial information of the United States operations is as follows:

	June 30,	December 31,
Balance Sheets	2012	2011
Assets
Cash and cash equivalents	$841,906	$803,072
Accounts receivable, net	5,524,940	5,205,066
Prepaid taxes	-	70,811
Total current assets	6,366,846	6,078,949

Investment in EZ Link Holdings, Ltd.	857,143	857,143
Deposits	12,433	12,433
Deferred tax assets	137,091	190,128
Total assets	$7,410,668	$7,138,653

Liabilities

Accounts payable	$5,148,326	$4,839,651
Accrued liabilities	45,190	98,675
Notes payable to related party	80,000	80,000
Total current liabilities	5,273,516	5,018,326

Total liabilities	5,273,516	5,018,326

Stockholders' equity
Common stock	4,961	4,961
Preferred stock	138	138
Additional paid-in capital	2,202,877	2,202,877
Retained earnings (deficit)	(70,824)	(87,649)
Total stockholders' equity	2,132,152	2,120,327
Total liabilities and stockholders' equity	$7,410,668	$7,138,653

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012

9.           Unrestricted Net Assets - continued

Information of the United States operations is as follows:

	Three Months	Three Months
	June 30,	June 30,
Statement of Operations	2012	2011

Net sales	$8,346,209	$7,639,563
Cost of goods sold	(8,226,936)	(7,424,061)
Operating expenses	(269,744)	(301,098)
Loss from operations	(150,471)	(85,596)

Other income and (expense)
Interest income	7	10
Other income	1,200	-
Income tax benefit (expense)	53,037	-
Total other income	54,244	10
Net loss	$(96,227)	$(85,586)

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012

9.           Unrestricted Net Assets - continued

	Six Months	Six Months
	June 30,	June 30,
Statement of Operations	2012	2011

Net sales	$15,204,257	$13,720,013
Cost of goods sold	(14,613,277)	(13,281,479)
Operating expenses	(552,380)	(525,173)
Income (loss) from operations	38,600	(86,639)

Other income and (expense)
Interest income (expense)	18	20
Other income	2,400	-
Income tax	(24,262)	-
Total other income	(21,844)	20
Net loss	$16,756	$(86,619)

International Packaging and Logistics Group, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012

9.           Unrestricted Net Assets - continued

Information of the United States operations is as follows:

	Six Months	Six Months
	June 30,	June 30,
Statements of Cash Flows	2012	2011

Net cash provided by operating activities:	$38,834	$(35,470)

Cash flow from investing activities
Proceeds from sale of investment	-	-
Net cash provided by investing activities	-	-

Cash flow from financing activities:
Proceeds from note payable - related party	-	-
Net cash provided by financing activities	-	-

Net increase in cash	38,834	(35,470)
Cash, beginning of period	803,072	191,414
Cash, end of period	$841,906	$155,944

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

Results of Operations

Three and six months ending June 30, 2012 and 2011

Revenue:

For the three months ending June 30, 2012 and 2011, revenues were $11,052,392 and $10,126,603 respectively, for an increase of $925,789 (9.1%) over the same period in 2011. The increase in revenue is a mainly due an increase in packaging revenue of $706,646 (9.2%) and an increase in logistics revenue of $219,143 (8.8%) due to an upturn in the worldwide economy.

For the six months ending June 30, 2012 and 2011, revenues were $20,037,183 and $18,712,212 respectively, for an increase of $1,324,971 (7.0%) over the same period in 2011. The increase in revenue is a mainly due to an increase in packaging revenue of $1,484,244 (10.8%) due to an upturn in the worldwide economy offset by a small decrease in logistics revenue of ($159,273) (3.2%).

Cost of Goods Sold:

Cost of goods sold for the three months ending June 30, 2012 and 2011 were $10,619,345 and $9,576,704 respectively, for an increase of $1,042,641 (10.9%) over the same period in 2011. This increase consists of an increase in packaging cost of goods sold of $802,875 (10.8%) which was a direct result of the increase in sales, plus an increase in logistics cost of goods sold of $239,766 (11.1%) from the same period in 2011 due to an increase in local shipping business.

Cost of goods sold for the six months ending June 30, 2012 and 2011 were $18,828,331 and $17,595,043 respectively, for an increase of $1,233,288 (7.0%) over the same period in 2011. This increase consists of an increase in packaging cost of goods sold of $1,331,798 (10.0%) which was a direct result of the increase in sales, offset by a small decrease in logistics cost of goods sold of ($98,510) (2.2%) from the same period in 2011 due to decrease in local shipping business on a year to date basis.

Gross Profit:

Gross profit was $433,047 and $549,899 for the three months ending June 30, 2012 and 2011, a decrease of $116,852 (21.2%) over the same period in 2011.   The gross profit margin as a percent of sales for the three months ending June 30, 2012 and 2011 was 3.9% and 5.4 % respectively for a decrease of 1.5%.  The decrease is a result of a 1.4% gross profit percent from the packaging business offset by a higher gross profit percent from the logistics business of 11.6%.

Gross profit was $1,208,852 and $1,170,128 for the six months ending June 30, 2012 and 2011, an increase of $91,683 (8.2%) over the same period in 2011.   The gross profit margin as a percent of sales for the six months ending June 30, 2012 and 2011 was 6.3% and 6.0 % respectively for an increase of 0.3%.  The increase is a result of a 3.9% gross profit percent from the packaging business plus a higher gross profit percent from the logistics business of 12.8%.

Operating Expenses:

Operating expenses for the three month period ended June 30, 2012 and 2011 were $551,001 and $614,232 respectively for a decrease of $63,231 (10.3%) from the same period prior year.   Operating expenses for the six month period ended June 30, 2012 and 2011 were $1,128,432 and $1,170,128 respectively for a decrease of $41,696 (3.6%) from the same period prior year.   These differences in operating expenses were mostly attributable to the following:

Three months ending:	6/30/2012	6/30/2011	$ VAR	% VAR
Salaries & Related Expense	$306,407	$346,255	$(39,848)	-13.0%	Packaging salary higher in 2012 by $1,492 offset by $41,343 decrease in EZ Link salary (prior year had bonus).
Rent	49,085	48,695	390	0.8%	Packing rent increased by $1,111 and EZ Link rent decreased by $721. Increase due to annual rate increases.
Insurance	53,096	47,453	5,643	10.6%	Packaging insurance increased by $6,110 offset by a decrease in EZ Link Group insurance of $467.
Meals & Entertainment	10,290	5,982	4,308	41.9%	Packaging expense was up $4,450 less EZ kink of ($142).
Travel Expense	33,793	63,168	(29,375)	-86.9%	Decrease in packaging travel of $31,908, increase in EZ Link travel of $2,533.
Miscellaneous	98,330	102,679	(4,349)	-4.4%	Miscellaneous items
Total Expenses	$551,001	$614,232	$(63,231)	-11.5%

Six months ending:	6/30/2012	6/30/2011	$ VAR	% VAR
Salaries & Related Expense	$608,683	$660,292	$(51,609)	-8.5%	Packaging salary higher in 2012 by $15,671 offset by $67,280 decrease in EZ Link salary (prior year had bonus).
Rent	98,447	95,237	3,210	3.3%	Packing rent increased by $1,062 and EZ Link rent increased by $1,758. Increase due to annual rate increases.
Insurance	95,144	92,408	2,736	2.9%	Packaging insurance increased $2,663
Meals & Entertainment	16,667	11,878	4,789	28.7%	Packaging increased by 4,940
Travel Expense	104,387	98,033	6,354	6.1%	Increase in packaging travel of $4,463, increase in EZ Link travel of $1,891.
Miscellaneous	205,115	212,280	(7,165)	-3.5%	Miscellaneous items
Total Expenses	$1,128,443	$1,170,128	$(41,685)	-3.7%

Other Income (Expenses):

Interest income (expense) for the three months ended June 30, 2012 and 2011 was $184 and $184 respectively for a decrease of expense $73 (40.0%) from the same period prior year.  Interest income (expense) for the six months ended June 30, 2012 and 2011 was ($239) and ($697) respectively for a decrease of expense $458 (65.7%) from the same period prior year

Other income was $1,402 for the three months ending June 30, 2012, an increase of $1,568 over the same period in 2011 and for the six months ending June 30, 2012, other income was $3,224 an increase of $2,708 over the same period in 2011.  Rent income was $0 for the three and six months ending June 30, 2012, a decrease of $1,488 and $2,949 respectively over the same period in 2011.

Liquidity and Capital Resources

Cash flow generated in operations for the six months ending June 30, 2012 amounted to $118,719 which mainly consisted the following: six months net income of $53,514 plus 1) increase in accounts payable and accrued expenses of $353,301, 2) a decrease in prepaid taxes of $70,881,3) a decrease in other current assets of $63,783 and a increase in miscellaneous items of $40,941 offset by a decrease in accounts receivable of $479,580.

On June 30, 2012 the Company had total assets of $9,318,173 compared to $8,815,362 on December 31, 2011, an increase of $502,822 or 5.7%.  The Company had total IPLO stockholders’ equity of $2,206,268 on June 30, 2012, compared to stockholders’ equity of $2,173,369 on December 31, 2011, an increase of $32,899 (1.5%).  As of June 30, 2012 the Company's working capital position increased by $74,797 (5.3%) from working capital of $1,398,665 at December 31, 2011 to working capital of $1,473,462 at June 30, 2012.

Capital Resources

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations or from its positive working capital position at June 30, 2012.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a resulted of identified material weakness in our financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated  Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this quarterly report.

IDENTIFIED MATERIAL WEAKNESS

 A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of June 30, 2012:

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

None

ITEM 3.      Defaults Upon Senior Securities

None

ITEM 4.      Submission of Matters of a Vote to Security Holders

None

ITEM 5.      Other Information

None

ITEM 6.      Exhibits

a) Exhibits

31.1              Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) Section 302 of the Sarbanes-Oxley Act of 2002)
31.2               Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)  ( Section 302 of the Sarbanes-Oxley Act of 2002)
32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Packaging and Logistics Group, Inc.
(Registrant)

Dated: August 17, 2012	By:	/s/ Owen Naccarato
Owen Naccarato
Chief Executive Officer Principal Financial Officer and Director

By:	/s/ Allen Lin
Allen Lin, Director
President H&H Glass

By:	/s/ William Gresher
William Gresher, Director