Form 10-Q
period 2012-09-30
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2012-11-19
CIK 822997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012 or

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

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of October 31, 2012 was 4,961,357

International Packaging and Logistics Group, Inc.,

and Subsidiaries

Condensed Consolidated Financial Statements

for the Three and Nine Months Ended

September 30, 2012 and 2011

C O N T E N T S

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations and Comprehensive Income	3

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6 – 20

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2012 and December 31, 2011

(Unaudited)

	September 30	December 31
	2012	2011
Current Assets	(Unaudited)	(Audited)
Cash	$586,265	$1,140,791
Accounts receivable, net	7,376,697	5,975,714
Other current assets	2,837	4,347
Prepaid taxes	–	70,881

Total Current Assets	7,965,799	7,191,733

Property, Plant and Equipment, net	13,653	23,212
Total Property, plant and equipment, net	13,653	23,212

Other Assets
Prepaids	93,781	75,394
Deposits	40,039	39,169
Contract in place	1,295,726	1,295,726
Deferred tax assets	174,246	190,128

Total Other Assets	1,603,792	1,600,417

Total Assets	$9,583,244	$8,815,362

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$6,393,012	$5,690,754
Notes payable - related party	80,000	80,000
Other current liabilities	35,632	22,314

Total Current Liabilities	6,508,644	5,793,068

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2012 and December 31, 2011

(Unaudited)

Commitments and contingencies	–	–

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,730 Series A issued and outstanding	98	98
400,000 Series B issued and outstanding	40	40
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,961,357 issued and outstanding	4,961	4,961
Additional paid-in capital	2,202,877	2,202,877
Accumulated other comprehensive income	53,082	47,172
Retained earnings (deficit)	(61,769)	(81,779)

Total IPLO Stockholders' Equity	2,199,289	2,173,369

Non controlling interest	875,311	848,925

Total Stockholders' Equity	3,074,600	3,022,294

Total Liabilities and Stockholders' Equity	$9,583,244	$8,815,362

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations And Comprehensive Income

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Nine Months Ended September 30		Three Month Ended September 30
	2012	2011	2012	2011
Revenues
Packaging	$23,979,977	$20,009,851	$8,775,720	$6,289,838
Logistics	7,155,838	7,023,229	2,322,912	2,031,030

Total Revenues	31,135,815	27,033,080	11,098,632	8,320,868

Cost of Goods Sold
Packaging	23,140,270	19,475,417	8,526,993	6,193,938
Logistics	6,216,822	6,026,002	2,001,769	1,712,438

Total Cost of Goods Sold	29,357,092	25,501,419	10,528,762	7,906,376

Gross Profit	1,778,723	1,531,661	569,870	414,492

Operating Expenses
Administrative expenses	644,361	662,705	223,059	248,106
Rent	147,996	145,430	49,549	50,193
Salaries and wages	911,510	999,470	302,827	339,178

Total Operating Expenses	1,703,867	1,807,605	575,435	637,477

Income (Loss) from Operations	74,856	(275,944)	(5,565)	(222,985)

Other Income
Interest income (expense), net	(649)	(637)	(410)	60
Other income (expense)	4,452	23,637	1,228	23,120
Rent Income	–	3,075	–	126
Total Other Income	3,803	26,075	818	23,306

Net Income (Loss) before Income Taxes	78,659	(249,869)	(4,747)	(199,679)

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations And Comprehensive Income

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

Income tax benefit (expense)	(32,262)	43,230	(2,372)	48,697

Net Income (Loss)	46,397	(206,669)	(7,119)	(150,982)

Net (gain) loss attributable to non controlling interest	(26,386)	(6,106)	(11,786)	7,500

Net Income (Loss) attributable to IPLO	20,011	(212,775)	(18,905)	(143,482)

Comprehensive Income
Currency translation adjustment	(7,094)	(18,898)	932	(15,735)

Comprehensive Income (Loss)	$12,917	$(231,673)	$(17,973)	$(159,217)

Earnings per weighted average share of common stock -
basic	$0.00	$(0.04)	$(0.00)	$(0.03)
Earnings per weighted average share of common stock -
diluted	$0.00	$(0.04)	$(0.00)	$(0.03)
Weighted average shares outstanding - basic	4,961,357	4,961,357	4,961,357	4,961,357
Weighted average shares outstanding - diluted	6,336,087	4,961,357	4,961,357	4,961,357

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	September 30,	September 30,
	2012	2011
Increase (decrease) in cash and cash equivalents:
Net income/(loss)	$46,397	$(206,669)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation expense	10,173	10,123
Loss on disposal of PP&E	141	–
Changes in operating assets and liabilities:
(Increase ) in accounts receivable	(1,375,054)	(495,416)
(Increase )decrease in prepaid taxes	70,881	(121,811)
Decrease deferred tax asset	15,879	–
Decrease in other current assets	49,308	62,993
(Decrease)in income taxes payable	–	(74,219)
Increase in accounts payable and accrued expenses	618,202	1,121,583
Increase in other current liabilities	7,722	3,678
Net cash provided by/(used in) operating activities	(556,351)	300,262

Cash flow from investing activities:
Net cash from investing activities	–	–

Cash flow from financing activities:
Net cash provided by financing activities	–	–

Effect of currency translation	1,825	(16,459)

Net increase/(decrease) in cash and cash equivalents	(554,526)	283,803
Cash and cash equivalents at beginning of period	1,140,791	700,264
Cash and cash equivalents at end of period	$586,265	$984,067

Supplementary Disclosures of Cash Flow
Cash paid during the year for:
Interest	$1,435	$901
Taxes (refund)	$(63,051)	$145,100

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2012

1. Summary of Significant Accounting Policies

Organization and Basis of Presentation

These interim condensed consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”). The interim condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States. The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. The Company’s fiscal year end is on December 31.

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

Operating results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

September 30, 2012

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

In consideration of services provided by the consultant, EZ Link Corp will pay a consulting fee equal to all of its net income on a quarterly basis. The cumulative net income from January 1, 2012 to September 30, 2012 is approximately $51,300 which has not been paid at September 30, 2012. The cumulative net income from inception of this contractual arrangement through September 30, 2012 is approximately $73,000.

The terms of these Consulting Agreements begin as of the date of the Contractual Agreements, and shall continue in perpetuity, unless terminated in accordance with relevant provisions in the agreements or by any other agreement reached by all parties.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2012

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

September 30, 2012

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

The accompanying consolidated financial statements at September 30, 2012, include EZ Link Holdings, Ltd., and subsidiaries from the January 1, 2010 date of acquisition. Intercompany accounts and transactions have been eliminated upon consolidation.

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

The contract in place represents the fair value ( at the initial date of the transaction) of the consulting contract and operating agreement between EZ Link Holdings, Ltd. and EZ Link Corp. The merger was effective January 1, 2009.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2012

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

Foreign Currency Translation

As of September 30, 2012 the accounts of the EZ Link were maintained, and its consolidated financial statements were expressed, in NTD. Such consolidated financial statements were translated into USD with NTD as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the nine month periods ended September 30, 2012 and 2011.

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

Concentration of Credit Risk

The Company maintains balances in a Money Market Fund that is not federally insured. Balances in this fund were $180,912 and $652,092 at September 30, 2012 and December 31, 2011, respectively.

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of September 30, 2012, 78.0% of H&H Glass’s Accounts Receivable were attributable to three customers. As of December 31, 2011, 83.4% of H&H Glass’s Accounts Receivable were attributable to three customers.

At September 30, 2012 and December 31, 2011 EZ Link Holdings, Ltd had no reserve for doubtful accounts.

In general the Company will reserve a receivable based one of the following reasons; If the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2012

1. Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk - continued

H&H Glass purchased 100% of its glass from one vendor in the three month periods ending September 30, 2012 and 2011.  During the three-month period ending September 30, 2012 and 2011, H&H Glass purchased $7,371,969 and $5,584,394 respectively, of products from this vendor. During the nine months ended September 30, 2012 and 2011, H&H Glass purchased $20,298,269 and $16,938,923, respectively, of products from this vendor. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.

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

Comprehensive Income (Loss)

The Company reports and displays comprehensive income and its components in a full set of general purpose consolidated financial statements. The Company’s translation gain of $932 and loss of $15,735 for the three month periods ended September 30, 2012 and 2011 respectively, and a loss of $7,094 and of $18,898 for the nine month periods ended September 30, 2012 and 2011, respectively, relate to the translation of financial statements from New Taiwan Dollar to US Dollars.

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

These criteria were not met, so there were no conversions as of December 31, 2010 or 2011.  The first tranche may be eligible for conversion again at December 31, 2012. That determination will be make at year end.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

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

3. Common Stock Transactions

During the nine months ending September 30, 2012 and 2011 no stock was issued.

4. Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $62,500 and $57,500 for the three-month periods ended September 30, 2012 and 2011, respectively, and $187,500 and $172,500 for the nine-month periods ended September 30, 2012 and 2011, respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $14,000 for each of the three-month periods ended September 30, 2012 and 2011, and $42,000 for each of the nine-month periods ended September 30, 2012 and 2011

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

4. Related Party Transactions - continued

William Gresher

For each three-month period ended September 30, 2012 and 2011, Mr. Gresher, a member of the Board of Directors, was paid $1,500 in cash for Director fees.

For each nine-month period ended September 30, 2012 and 2011, Mr. Gresher, a member of the Board of Directors, was paid $4,500 in cash for Directors fees.

Owen Naccarato

For each three-month period ending September 30, 2012 and 2011 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $9,000 in cash for legal fees and for the three month period ending September 30, 2012 was paid $1,500 in cash for Directors fees.

For each nine-month period ending September 30, 2012 and 2011 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $27,000 in cash for legal fees and for the nine month period ending September 30, 2012 was paid $3,000 in cash for Directors fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation. EZ Link rents its offices from Easy Global Company, Ltd. During the three months ended September 30, 2012 and 2011, EZ Link paid $11,509 and $11,691, respectively, and for the nine months ended September 30, 2012 and 2011, EZ Link paid $34,714 and $32,280, respectively to Easy Global Company for rent expense.

5. Property and Equipment

The Company’s property and equipment at September 30, 2012 and December 31, 2011, consisted of the following:

	September 30, 2012	December 31, 2011
Furniture and fixtures	$14,552	$14,552
Computers and equipment	153,770	147,039
Leasehold improvements	62,848	63,977
	231,170	225,568
Less accumulated depreciation	(217,517)	(202,356)
Total	$13,653	$23,212

The Company recorded depreciation expense for the nine-month periods ending September 30, 2012 and 2011, of $10,173 and $10,123 respectively.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

6. Commitments and Contingencies

Litigation

The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space for its headquarters. The lease began on January 1, 2005, and was renewed on September 1, 2008 and expires on August 31, 2013. As of September 30, 2012, total monthly base rent is $9,484 per month.

EZ Link rents 2,388 square feet of office space for its headquarters. The lease began on October 1, 2011, and has been extended through September 30, 2013. The lease is renewed annually. As of September 30 2012, total base monthly rent is $3,857 per month.

EZ Link also rents 182 square feet of office space. The lease began on April 15, 2011, and expires on April 14, 2014. The lease has a 3% increase each year. As of September 30, 2012, total base monthly rent is $1,400

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
$470,027

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

7. Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. There was positive net income during the nine months ended September 30, 2012, therefore the Company’s Convertible Preferred Shares constituted potentially dilutive securities. However, the net loss for the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2011 would have made these securities anti-dilutive. Earnings per share at September 30, 2012, is calculated using the number of common shares issued to effect the business combination as being outstanding during the entire period.

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended September 30,
	2012	2011
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to IPLO common stockholders	$(18,905)	$(143,482)

Weighted average common shares outstanding	4,961,357	4,961,357
Basic earnings (loss) per share of common stock	$(0.00)	$(0.03)

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to IPLO common stockholders	$(18,905)	$(143,482)

Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	–	–
Weighted average common shares outstanding after effect of dilutive securities	4,961,357	4,961,357

Diluted earnings per share of common stock	$(0.00)	$(0.03)

	For the Nine Months Ended September 30,
	2012	2012
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to IPLO common stockholders	$20,011	$(212,745)

Weighted average common shares outstanding	4,961,357	4,961,357
Basic earnings (loss) per share of common stock	$0.00	$(0.04)

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to IPLO common stockholders	$20,011	$(212,745)

Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	1,374,730	–
Weighted average common shares outstanding after effect of dilutive securities	6,336,087	4,961,357

Diluted earnings (loss) per share of common stock	$0.00	$(0.04)

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

8. Segment Reporting

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the three and nine months ended September 30, 2012:

September 30	Y-T-D	Packaging	Logistics	Total

Revenue		$23,979,977	7,155,838	31,135,815
Operating Income		13,875	60,981	74,856
Total Assets		8,147,280	1,435,964	9,583,244
Interest Income		28	758	786
Interest Expense		(197)	(1,238)	(1,435)
Depreciation		$0	10,173	10,173

September 3	QTR	Packaging	Logistics	Total

Revenue		$8,775,720	2,322,912	11,098,632
Operating Income		(24,725)	19,161	(5,564)
Total Assets		8,147,280	1,436,964	9,583,244
Interest Income		10	189	199
Interest Expense		(197)	(412)	(609)
Depreciation		$0	3,319	3,319

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

9. Unrestricted Net Assets

EZ Link Corp. has retained earnings of approximately $51,355 as of September 30, 2012. Distributions and other payments to EZ Link Holdings, Ltd. from its subsidiary, EZ Link Corp. may not permitted by the Taiwan government. Condensed financial information of the United States operations is as follows:

	September 30,	December 31,
Balance Sheets	2012	2011
Assets
Cash and cash equivalents	$316,441	$803,072
Accounts receivable, net	6,349,675	5,205,066
Other current assets	(1,240)	–
Prepaid taxes	–	70,811
Total current assets	6,664,876	6,078,949

Investment in EZ Link Holdings, Ltd.	857,143	857,143
Deposits	12,433	12,433
Deferred tax assets	174,246	190,128
Total assets	$7,708,698	$7,138,653

Liabilities
Accounts payable	$5,478,037	$4,839,651
Accrued liabilities	45,190	98,675
Notes payable to related party	80,000	80,000
Total current liabilities	5,603,227	5,018,326

Total liabilities	5,603,227	5,018,326

Stockholders' equity
Common stock	4,961	4,961
Preferred stock	138	138
Additional paid-in capital	2,202,877	2,202,877
Retained earnings	(102,505)	(87,649)
Total stockholders' equity	2,105,471	2,120,327
Total liabilities and stockholders' equity	$7,708,698	$7,138,653

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

9. Unrestricted Net Assets - continued

Information of the United States operations is as follows:

	Three Months	Three Months
	September 30,	September 30,
Statement of Operations	2012	2011

Net sales	$8,775,720	$6,289,838
Cost of goods sold	(8,526,993)	(6,193,938)
Operating expenses	(273,452)	(310,859)
Loss from operations	(24,725)	(214,959)

Other income and (expense)
Interest income (expense)	(187)	9
Other income	1,230	12,608
Income tax benefit	–	50,930
Income/(loss) from subsidiary (51%)	–	7,930
Total other income	1,043	71,477
Net loss	$(23,682)	$(143,482)

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

9. Unrestricted Net Assets - continued

	Nine Months	Nine Months
	September 30,	September 30,
Statement of Operations	2012	2011

Net sales	$23,979,977	$20,009,851
Cost of goods sold	(23,140,270)	(19,475,417)
Operating expenses	(825,832)	(836,032)
Loss from operations	13,875	(301,598)

Other income and (expense)
Interest income (expense)	(169)	29
Other income	3,630	12,608
Income tax benefit	–	50,930
Income/(loss) from subsidiary (51%)	–	25,256
Total other income	3,461	88,823
Net Income (loss)	$17,336	$(212,775)

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

9. Unrestricted Net Assets - continued

Information of the United States operations is as follows:

	Nine Months	Nine Months
	September 30,	September 30,
Statements of Cash Flows	2012	2011

Net cash provided by operating activities:	$(486,631)	$533,724

Cash flow from investing activities

Net cash provided by investing activities	–	–

Cash flow from financing activities:

Net cash provided by financing activities	–	–

Effect of currency translation	–	–

Net increase in cash	(486,631)	533,724
Cash, beginning of period	803,072	191,414
Cash, end of period	$316,441	$725,138

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

Results of Operations

Three and nine months ending September 30, 2012 and 2011

Revenue:

For the three months ending September 30, 2012 and 2011, revenues were $11,098,632 and $8,320,868 respectively, for an increase of $2,777,764 (33.4%) over the same period in 2011. The increase in revenue is a mainly due an increase in packaging revenue of $2,485,882 (39.5%) and an increase in logistics revenue of $291,882 (14.4%) due to an upturn in the worldwide economy.

For the nine months ending September 30, 2012 and 2011, revenues were $31,135,815 and $27,033,080 respectively, for an increase of $4,102,735 15.1%) over the same period in 2011. The increase in revenue is a mainly due to an increase in packaging revenue of $3,970,126 (19.8%) due to an upturn in the worldwide economy plus an in logistics revenue of 132,609 (1.9%).

Cost of Goods Sold:

Cost of goods sold for the three months ending September 30, 2012 and 2011 were $10,528,762 and $7,906,376 respectively, for an increase of $2,622,386 (33.2%) over the same period in 2011. This increase consists of an increase in packaging cost of goods sold of $2,332,965 (37.7%) which was a direct result of the increase in sales, plus an increase in logistics cost of goods sold of $299,331 (17.5%) from the same period in 2011 due to an increase in local shipping business plus an increase in business.

Cost of goods sold for the nine months ending September 30, 2012 and 2011 were $29,357,723 and $25,501,419 respectively, for an increase of $3,856,304 (15.2%) over the same period in 2011. This increase consists of an increase in packaging cost of goods sold of $3,664,853 (15.8%) which was a direct result of the increase in sales, plus an increase in logistics cost of goods sold of 191,451 (3.2%) from the same period in 2011 due to decrease in local shipping business on a year to date basis plus an increase in sales.

Gross Profit:

Gross profit was $569,870 and $414,492 for the three months ending September 30, 2012 and 2011, an increase of $155,378 (37.5%) over the same period in 2011.   The gross profit margin as a percent of sales for the three months ending September 30, 2012 and 2011 was 5.1% and 5.0 % respectively for an increase of .1%. The increase is a result of a 2.8% gross profit percent from the packaging business and a higher gross profit percent from the logistics business of 14.3%.

Gross profit was $1,778,723 and $1,531,661 for the nine months ending September 30, 2012 and 2011, an increase of $247,062 (16.1%) over the same period in 2011.   The gross profit margin as a percent of sales for the nine months ending September 30, 2012 and 2011 was 5.7% and 5.7 % respectively for an increase of 0.0%.

Operating Expenses:

Operating expenses for the three month period ended September 30, 2012 and 2011 were $564,917 and $637,477 respectively for a decrease of $72,560 (11.4%) from the same period prior year. Operating expenses for the nine month period ended September 30, 2012 and 2011 were $1,693,349 and $1,807,605 respectively for a decrease of $114,256 (6.3%) from the same period prior year. These differences in operating expenses were mostly attributable to the following:

Three months ending:	9/30/2012	9/30/2011	$ VAR	% VAR
Salaries & Related Expense	$302,827	$339,178	$(36,351)	-10.7%	Packaging salary higher in 2012 by $2,784 offset by
					$39,135 decrease in EZ Link salary (prior year had bonus).
Rent	147,996	145,430	2,566	1.8%	Packing rent increased by $439 and EZ Link rent decreased
					by $2,127. Increase due to annual rate increases.
Insurance	30,275	30,680	(405)	-1.3%	Packaging insurance decreased by $907 offset by
					an increase in EZ Link Group insurance of $1,312.
Meals & Entertainment	15,801	14,225	1,576	11.1%	Packaging expense was up $4,618 less EZ kink of ($3,042).
Travel Expense	52,582	104,052	(51,470)	-49.5%	Decrease in packaging travel of $55,977, increase in
					EZ Link travel of $4,507.
Miscellaneous	25,954	3,912	22,042	563.4%	Miscellaneous items
Total Expenses	$575,435	$637,477	($62,042)	-9.7%

Nine months ending:	9/30/2012	9/30/2011	$ VAR	% VAR
Salaries & Related Expense	$911,510	$999,470	$(87,960)	-8.8%	Packaging salary higher in 2012 by $18,456 offset by
					$106,416 decrease in EZ Link salary (prior year had bonus).
Rent	147,996	145,430	2,566	1.8%	Packing rent increased by $2,308 and EZ Link rent increased
					by $258. Increase due to annual rate increases.
Insurance	125,419	123,087	2,332	1.9%	Packaging insurance increased $1,755, EZ Link
					insurance increased by $577.
Meals & Entertainment	114,105	119,484	(5,379)	-4.5%	Packaging increased by 1,755 less EZ Link of 7,134.
Travel Expense	156,979	202,085	(45,106)	-22.3%	Decrease in packaging travel of $51,513, increase in
					EZ Link travel of $6,407.
Miscellaneous	247,858	218,049	29,809	13.7%	Miscellaneous items
Total Expenses	$1,703,867	$1,807,605	($103,738)	-5.7%

Other Income (Expenses):

Interest income (expense) for the three months ended September 30, 2012 and 2011 was ($410) and $60 respectively for a decrease of expense $473 (788.3%) from the same period prior year. Interest income (expense) for the nine months ended September 30, 2012 and 2011 was ($649) and ($637) respectively for a decrease of expense $12 (1.9%) from the same period prior year

Other income was $1,228 for the three months ending September 30, 2012, an decrease of $21,892 (94.6%) over the same period in 2011 and for the nine months ending September 30, 2012, other income was $4,452 a decrease of $19,085 (80.7%) over the same period in 2011.  Rent income was $0 for the three and nine months ending September 30, 2012, a decrease of $126 and $2,949 respectively over the same period in 2011.

Liquidity and Capital Resources

Cash flow used in operations for the nine months ending September 30, 2012 amounted to $556,351 which mainly consisted the following: nine months net income of $46,397 plus 1) increase in accounts payable and accrued expenses of $618,202, 2) a decrease in prepaid taxes of $70,881; 3) a decrease in other current assets of $49,308; 4) depreciation expense of $10,173; 5) decrease in deferred tax asset of $15,879 and an increase in miscellaneous items of $7,722 offset by an increase in accounts receivable of $1,375,054.

On September 30, 2012 the Company had total assets of $9,583,244 compared to $8,815,362 on December 31, 2011, an increase of $767,882 or 8.7%.  The Company had total IPLO stockholders’ equity of $2,199,289 on September 30, 2012, compared to stockholders’ equity of $2,173,369 on December 31, 2011, an increase of $25,920 (1.1%).  As of September 30, 2012 the Company's working capital position increased by $58,490 (4.1%) from working capital of $1,398,665 at December 31, 2011 to working capital of $1,457,155 at September 30, 2012.

Capital Resources

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations or from its positive working capital position at September 30, 2012.

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

Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of Septemebr 30, 2012:

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

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters of a Vote to Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

a) Exhibits

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Packaging and Logistics Group, Inc.

(Registrant)

Dated: November 19, 2012	By:	/s/ Owen Naccarato
Owen Naccarato
Chief Executive Officer Principal Financial Officer and Director

By:	/s/ Allen Lin
Allen Lin, Director
President H&H Glass

By:	/s/ William Gresher
William Gresher, Director

