Form 10-K
period 2012-12-31
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2013-04-15
CIK 822997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from________________________ to __________________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes   ☒No

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

There were a total of 4,961,357 shares of the registrant’s common stock outstanding as of December 31, 2012.

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

EZ Link has 30 full time employees.

2

ITEM 2.         Description of Property

International Packaging and Logistics Group, Inc.’s corporate headquarters are located in the H&H Glass offices at 7700 Irvine Center Drive, Suite 870, Irvine California 92618. H&H Glass lease is approximately 2,900 square feet and was renewed on September 1, 2008, expiring on August 31, 2013. The monthly base rate per square foot is currently $3.15.

ITEM 3.         Legal Proceedings

None

ITEM 4.         Mine Safety Disclosure

Not applicable

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

	High	Low
Year ended December 31, 2011
First quarter	$0.98	$0.34
Second quarter	$0.99	$0.15
Third quarter	$1.14	$0.15
Fourth quarter	$0.74	$0.02
Year ended December 31, 2012
First quarter	$1.01	$0.08
Second quarter	$0.81	$0.81
Third quarter	$0.81	$0.01
Fourth quarter	$0.85	$0.02

As of December 31, 2012, there were approximately 828 registered shareholders of IPLO’s Common Stock with 4,961,357 shares issues and outstanding.

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

Overview

We import glass containers from Asia and distribute to the North American market including Canada. This was a result of International Packaging and Logistic Group, Inc. (“IPL Group Inc.”) acquiring H&H Glass in July of 2007. IPLGroup, Inc. closed its pharmacy business in February 2007.

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

In addition, as of January 1, 2010, International Packaging and Logistics Group, Inc., acquired a majority interest in EZ Link Holdings, Ltd., a company organized under the laws of the British Virgin Islands on December 18, 2009, which controls EZ Link Corporation, a logistics company headquartered in Taiwan. EZ Link was established in July 2003 under the laws of Taiwan, Republic of China. EZ Link Holdings, Ltd. consolidates EZ Link under ASC Topic 810 as it controls EZ Link through a management contract. EZ Link is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.

Plan of Operation

Our general operating plan is as follows:

Short Term

—	Continue growing revenue and profits through the existing business;
—	Meet the challenge of the declining world economy while maintaining revenue and profitability - our goal will be to focus closely on product mix, improve our gross margin and develop new projects with existing clients;
—	Expand the supply network for our products;
—	Expand our current business model to include other areas that fall within our distribution expertise such as packaging using plastic and acrylic materials.
—	Integrate our new logistics business into our overall plan

Long Term

—	Expand our service into other areas such as Europe and Australia through the same supplier channel. Our existing business model copies to other markets naturally.
—	Expand the client base and areas of service of our logistics business.

Results of Operations

Year Ended December 31, 2012 Compared to December 31, 2011

Revenue:

For the years ending December 31, 2012 and 2011, revenues were $40,242,146 and $34,807,403 respectively, for a increase of $5,434,743 15.6% over the same period in 2011. The increase in revenue is a mainly due to an increase in Packaging revenue of $4,639,139 or 17.6% as result of an improved economy plus an increase in Logistics revenue of $795,604 or 9.5%.

Cost of Goods Sold:

Cost of goods sold for the years ending December 31, 2012 and 2011 were $37,833,633 and $32,476,995 respectively, for an increase of $5,356,638 16.5%over the same period in 2011. This increase is mainly due to the increase in Packaging cost of costs sold of $4,464,810 or 17.5% due to the increase in business and an increase in Logistics cost of goods sold of $891,828 or 12.7% also due to an increase in revenue.

Gross Profit:

Gross profit was $2,408,513 and $2,330,408 for the years ending December 31, 2012 and 2011, an increase of $78,105 3.4% over the same period in 2011.   The gross profit margin as a percent of sales for the years ending December 31, 2012 and 2011 was 6% and 6.7 % respectively for a decrease of 0.07%. The decrease is a result of a 14.0% gross profit percent from the logistics business and no change to gross profit from the packaging business.

Operating Expenses:

Operating expenses were $2,308,130 and $2,570,034 for the years ending December 31, 2012 and 2011, a decrease of $261,904 (10.2%) over the same period in 2011. The increase in operating expenses was mostly attributable to the following:

Twelve months ending:	12/31/2012	12/31/2011	$ VAR	% VAR
Salaries & Related Expense	$1,266,019	$1,361,978	$(95,959)	-7.0%	Packaging salaries higher in 2012 by $27,108 offset by a $123,067 decrease in EZ Link salary expense (bonus).
Rent	195,170	194,973	197	0.1%	Packaging rent increased by $427 and EZ Link rent decreased by $230.
Insurance	153,694	152,245	1,449	1.0%	Packaging Insurance increased by $176 plus an increase in EZ Link group insurance of $1,273.
Meals & Entertainment	84,808	82,610	2,198	2.7%	Packaging expense increased $2,198 over prior year
Legal	36,000	36,000	0	0.0%	No change.
Accounting	98,095	169,697	(71,602)	-42.2%	2011 included accrued audit fees
Travel Expense	227,140	321,210	(94,070)	-29.3%	Increase in EZ Link travel of $5,418 offset by Packaging travel decrease of $99,488.
Miscellaneous	247,204	251,321	(4,117)	-1.6%	Miscellaneous items

Total Expenses	$2,308,130	$2,570,034	$(261,904)	-10.2%

Other Income (Expense):

Interest income (expense) for the years ended December 31, 2012 and 2011 was ($78) and $6,459 respectively for a decrease of $6,537 (101.2%) from the same period in 2011.

Other income (expense) for the years ended December 31, 2012 and 2011 was $5,702 and $19,406 respectively for a decrease of $13,704 (70.6%) over the same period in 2011.

Rental income for the years ended December 31, 2012 and 201 was $0 and $3,065, respectively, a decrease of $3,065 (100.0%) over the same period in 2011.

Liquidity and Capital Resources

Net cash provided by operating activities for the year ended December 31, 2012 amounted to $311,511, which mainly consisted of the following: yearly net income of $80,656 plus, off set by depreciation expense of $13,634, a decrease in prepaid and other assets of $83,539, a decrease in accounts receivable of $144,849, a decrease in prepaid taxes of $70,881, a decrease in deferred tax asset of $6,446 and an increase in other current liabilities of $6,864 offset by an increase in accounts payable and accrued expenses of $95,358.

On December 31, 2012 the Company had total assets of $8,842,118 compared to $8,815,362 on December 31, 2011, an increase of $26,756 or 0.0%.  The Company had total IPLO stockholders’ equity of $2,232,190 on December 31, 2012, compared to total IPLO stockholders’ equity of $2,173,369 on December 31, 2011, an increase of $58,821 (2.7%).  As of December 31, 2012 the Company's working capital position increased by $129,656 (9.3%) from working capital of $1,398,665 at December 31, 2011 to working capital of $1,528,321 at December 31, 2012.

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

Item 9A(T).   Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2012, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2012.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2012. Our principal Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is mainly one person involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties. We have hired an additional administrative person and retained an outside professional firm to assist in the separation of duties on an ongoing basis. The use of the outside firm has proven successful in assisting in the separation of duties. However, additional people are not needed to do the administrative work therefore segregation of duties will continue to be an ongoing weakness.

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

Item 9B.       Other Information.

N/A

PART III

ITEM 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company has three directors and a sole executive officer, and their ages and positions with the Company as of December 31, 2011 are as follows:

Name	Age	Office	Since
Owen Naccarato	63	Director, CEO and Acting CFO	April 2012
William Gresher	66	Director	January 2007
Allen Lin	59	Director	January 2007

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

Owen Naccarato has been corporate counsel and secretary for the Company since 2007. Mr. Naccarato also has for the last fifteen years been a practicing attorney specializing in corporate and securities law. Prior to practicing law, Mr. Naccarato held various high level financial and operating positions with fortune 500 firms. Mr. Naccarato is a member of the American Bar Association, the California State Bar Association, the Orange County and the Los Angeles County Bar Associations. Mr. Naccarato has a J.D. from Western State University, an MBA from DePaul University and an undergraduate degree in accounting from Northern Illinois University. Mr. Naccarato is also a Director for Smart-tek Solutions, Inc. since September 2009.

Compensation of Directors:

Directors received remuneration totaling in aggregate of $12,000 during the years ended December 31, 2012 and 2011. Directors receive $500 a month in directors’ fees with the exception of Mr. Lin who received no compensation for the years ended December 31, 2012 and 2011.

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

ITEM 11.       Executive Compensation

The following table sets forth certain summary information regarding compensation paid by IPL Group for services rendered during the fiscal years ended December 31, 2012 and 2011, respectively, to IPLO’s Chief Executive Officer and Chief Financial Officer during such period.

Summary Compensation Table

Executive Compensation:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Owen Naccarato, CEO and CFO	2012	0	0	0	0	0	0	40,500	42,000
	2011	0	0	0	0	0	0	36,000	36,000
Allen Lin, President H&H Glass	2012	250,000	0	0	0	0	0	0	250,000
	2011	230,000	0	0	0	0	0	0	230,000
Chao Win Hua, General Manager,	2012	72,318	0	0	0	0	0	0	72,318
EZ Link	2011	98,176	0	0	0	0	0	0	98,176

During 2012 Mr. Naccarato received $4,500 in director’s fees.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth certain summary information regarding outstanding equity awards as of December 31, 2012 to the Company's Chief Executive Officer and Chief Financial Officer and most highly paid executive officers during such period.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Owen Naccarato	0	0	0	0	0	0	0	0	0
Allen Lin	0	0	0	0	0	0	0	0	0
Chao Win Hua	0	0	0	0	0	0	0	0	0

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Owen Naccarato	$4,500	0	0	0	0	0	$4,500
William Gresher	$6,000	0	0	0	0	0	$6,000
Allen Lin	$0	0	0	0	0	0	$0

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

	Shares beneficially owned (1)
	Number of shares	Percentage of class (2)

Standard Resources Ltd. (3) 8/F Hing Wong Court 21-23 Tai Wong Street East Wanchi, Hong Kong	3,915,000	78.9%

Wu Chia Chen 2F., No.245 Sec. 2, Bade Rd Zhongshan District, Taipei City 104 Taiwan, Republic of China	274,536	5.5%

Officers and Directors as a group	3,915,000	78.9%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2012 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Percentage based on 4,961,357 shares of common stock outstanding as of December 31, 2012.

(3) Standard Resources LTD is a related company to Allen Lin, the founder and CEO of H&H Glass.

ITEM 13.       Certain Relationships and Related Transaction

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $250,000 and $230,000 for the years ended December 31, 2012 and 2011, respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid a salary of $56,000 and $56,000 for the year ended December 31, 2012 and 2011, respectively.

Owen Naccarato

During 2012, Mr. Naccarato, the Company’s Chief Executive Office and acting Chief Financial Officer, was paid director fees of $4,500.

William Gresher

During 2012 and 2011, Mr. Gresher, a member of the Board of Directors, was paid $6,000 per year director fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation. EZ Link rents its offices from Easy Global Company, Ltd. During the year ended December 31, 2012 and 2011, EZ Link paid $34,879 and $46,974 respectively to Easy Global Company for rent expense.

ITEM 14.       Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, PMB Helin Donovan, LLP:

	For the Year Ended December 31,
	2012	2011
Audit Fees	$110,000	$97,779
Audit-Related Fees	60,000	61,475
Tax Fees	–	3,947
All Other Fees	–	–
Total Fees	$170,000	$163,201

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

International Packaging and Logistics Group, Inc.

By:	/s/ Owen Naccarato
Owen Naccarato
Chief Executive Officer

Dated:	April 11, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Owen Naccarato	April 11, 2013
Owen Naccarato Chief Executive Officer,
Principal Financial Officer and Director

/s/ Allen Lin	April 11, 2013
Director

/s/ William Gresher	April 11, 2013
Director

International Packaging and Logistics Group, Inc.,

and Subsidiaries

Consolidated Financial Statements

for the Years Ended

December 31, 2012 and 2011

International Packaging and Logistics Group, Inc.,

and Subsidiaries

Consolidated Financial Statements

for the Years Ended

December 31, 2012 and 2011

C O N T E N T S

Report of Independent Registered Public Accountants	F1

Consolidated Balance Sheets	F2-F3

Consolidated Statements of Operations and Comprehensive Income/(Loss)	F4-F5

Consolidated Statements of Stockholders’ Equity	F6

Consolidated Statements of Cash Flows	F7-F8

Notes to Consolidated Financial Statements	F9 – F25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

International Packaging and Logistics Group, Inc.

We have audited the accompanying consolidated balance sheets of International Packaging and Logistics Group, Inc. (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Packaging and Logistics Group, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

Seattle, Washington

April 11, 2013

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2012 and 2011

	December 31	December 31
	2012	2011
Current Assets
Cash	$1,387,939	$1,140,791
Accounts receivable, net	5,860,116	5,975,714
Other current assets	14,248	4,347
Prepaid taxes	–	70,881

Total Current Assets	7,262,303	7,191,733

Property, Plant and Equipment, net	10,319	23,212
Total Property, plant and equipment, net	10,319	23,212

Other Assets
Prepaid	49,907	75,394
Deposits	40,184	39,169
Contract in place	1,295,726	1,295,726
Deferred tax assets	183,679	190,128

Total Other Assets	1,569,496	1,600,417

Total Assets	$8,842,118	$8,815,362

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$5,621,853	$5,690,754
Notes payable - related party	80,000	80,000
Other current liabilities	32,129	22,314

Total Current Liabilities	$5,733,982	$5,793,068

The accompanying notes are an integral part of these financial statements.

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2012 and 2011

Commitments and contingencies	–	–

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,730 Series A issued and outstanding	98	98
400,000 Series B issued and outstanding	40	40
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,961,357 issued and outstanding	4,961	4,961
Additional paid-in capital	2,202,877	2,202,877
Accumulated other comprehensive income	52,359	47,172
Retained earnings (deficit)	(28,144)	(81,779)

Total IPLO Stockholders' Equity	2,232,191	2,173,369

Non controlling interest	875,946	848,925

Total Stockholders' Equity	3,108,137	3,022,294

Total Liabilities and Stockholders' Equity	$8,842,118	$8,815,362

The accompanying notes are an integral part of these financial statements.

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Statement of Operations AND COMPREHENSIVE INCOME (LOSS)

As of December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011
Revenues
Packaging	$31,062,065	$26,422,926
Logistics	9,180,081	8,384,477

Total Revenues	40,242,146	34,807,403

Cost of Goods Sold
Packaging	29,934,810	25,470,000
Logistics	7,898,823	7,006,995

Total Cost of Goods Sold	37,833,633	32,476,995

Gross Profit	2,408,513	2,330,408

Operating Expenses
Administrative expenses	846,941	1,013,083
Rent	195,170	194,973
Salaries and wages	1,266,019	1,361,978

Total Operating Expenses	2,308,130	2,570,034

Income (Loss) from Operations	100,383	(239,626)

Other Income
Interest income (expense), net	(78)	6,459
Other income (expense)	5,702	19,406
Rent Income	–	3,065
Total Other Income	5,624	28,930

Net Income (Loss) before Income Taxes	$106,007	$(210,696)

The accompanying notes are an integral part of these financial statements.

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Statement of Operations AND COMPREHENSIVE INCOME (LOSS)

As of December 31, 2012 and 2011

Income tax benefit (expense)	(25,351)	55,729

Net Income (Loss)	80,656	(154,967)

Net (gain) loss attributable to non controlling interest	(27,021)	(18,959)

Net Income (Loss) attributable to IPLO	53,635	(173,926)

Comprehensive Income

Currency translation adjustment	5,187	(3,161)

Comprehensive Income (Loss)	$58,822	$(177,087)

Earnings per weighted average share of common stock - basic	$0.01	$(0.04)
Earnings per weighted average share of common stock - diluted	$0.01	$(0.04)

Weighted average shares outstanding - basic	4,961,357	4,961,357

Weighted average shares outstanding - diluted	6,336,087	4,961,357

The accompanying notes are an integral part of these financial statements.

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2012 and 2011

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated (Deficit)/	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Interest	Total

December 31, 2010	974,730	$98	400,000	$40	4,961,357	$4,961	$2,202,877	$50,333	$92,147	$829,966	$3,180,422

Net Income/(Loss 2011)									(173,926)	18,959	(154,967)

Loss on translation								(3,161)			(3,161)

December 31, 2011	974,730	$98	400,000	$40	4,961,357	$4,961	$2,202,877	$47,172	$(81,779)	$848,925	3,022,294

Net Income 2012									53,635	27,021	80,656

Loss on translation								5,187			5,187

December 31, 2012	974,730	$98	400,000	$40	4,961,357	$4,961	$2,202,877	$52,359	$(28,144)	$875,946	3,108,137

The accompanying notes are an integral part of these financial statements.

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

	December 31, 2011	December 31, 2012
Increase (decrease) in cash and cash equivalents:
Net income/(loss)	$80,656	$(154,967)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation expense	13,634	13,636
Loss on disposal of PP&E	142	–
Changes in operating assets and liabilities:
Decrease in accounts receivable	144,849	(52,663)
Decrease in prepaid taxes	70,881	(70,881)
Decrease deferred tax asset	6,446	(63,912)
Decrease in other current assets	83,397	(50,567)
(Decrease) in income taxes payable	–	(74,219)
Increase in accounts payable and accrued expenses	(95,358)	848,025
Increase in other current liabilities	6,864	65,503
Net cash provided by operating activities	311,511	459,955

The accompanying notes are an integral part of these financial statements.

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

Cash flow from investing activities:
Net increase in refundable deposits	–	(6,640)
Proceeds from sale of equipment	–	2,583
Net cash used in investing activities	–	(4,057)

Cash flow from financing activities:
Payments for short term borrowing	(64,785)	–
Net cash used in financing activities	(64,785)	–

Effect of currency translation	422	(15,371)

Net increase in cash and cash equivalents	247,148	440,527
Cash and cash equivalents at beginning of period	1,140,791	700,264
Cash and cash equivalents at end of period	$1,387,939	$1,140,791

Supplementary Disclosures of Cash Flow
Cash paid during the year for:
Interest	$1,429	$5,818
Income Tax (refund)	$(63,051)	$–

The accompanying notes are an integral part of these financial statements.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

1.	Summary of Significant Accounting Policies (continued)

by EZ Link Corp. of any agreements with third parties, in exchange for a pledge by EZ Link Corp. of its accounts receivable and assets.

In consideration of services provided by the consultant, EZ Link Corp will pay a consulting fee equal to all of its net income on a quarterly basis. The cumulative net income from January 1, 2012 to December 31, 2012 is $52,355 which has not been paid at December 31, 2012. The cumulative net income from inception of this contractual arrangement through December 31, 2012 is approximately $74,372.

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

The Company's consolidated financial statements include 100% of the assets, liabilities and earnings of a subsidiary, EZ Link Corp, which is more than 50%, owned and control is established.  The ownership interest of the minority owners of the Company’s subsidiary is called non-controlling interest.

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

December 31, 2012 and 2011

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

The accompanying consolidated financial statements at December 31, 2012, include EZ Link Holdings, Ltd., and subsidiaries from the January 1, 2010 date of acquisition. Intercompany accounts and transactions have been eliminated upon consolidation.

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

December 31, 2012 and 2011

1.	Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include amounts invested in a money market account with a financial institution. Cash equivalents are carried at cost, which approximates fair value.

Contract in Place

Goodwill and indefinite-lived intangible assets are not amortized. Rather, they are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Contracts in place, is the only intangible asset with an indefinite life on our consolidated balance sheets. The company has elected December 31 as the date to perform our annual impairment test.

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

Foreign Currency Translation

As of December 31, 2012 the accounts of the EZ Link were maintained, and its consolidated financial statements were expressed, in NTD. Such consolidated financial statements were translated into USD with NTD as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the years ended December 31, 2012 and 2011.

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

December 31, 2012 and 2011

1.	Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company maintains balances in a Money Market Fund that is not federally insured. Balances in this fund were $956,365 and $652,092 at December 31, 2012 and 2011, respectively.

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of December 31, 2012, 85.03% of H&H Glass’s Accounts Receivable were attributable to three customers. As of December 31, 2011, 83.4% of H&H Glass’s Accounts Receivable were attributable to three customers.

At December 31, 2012 and 2011 H&H Glass had allowance for doubtful accounts of $22,373 and $20,189 respectively..

In general the Company will reserve a receivable amount based one of the following reasons; If the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount; and

H&H Glass purchased 100% of its glass from one vendor in the twelve- month periods ending December 31, 2012 and 2011.  During the twelve-month period ending December 31, 2012 and 2011, H&H Glass purchased $26,594,010 and $22,171,326 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass has begun to seek additional suppliers.

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

Comprehensive Income (Loss)

The Company reports and displays comprehensive income and its components in a full set of general-purpose consolidated financial statements. The Company’s (gain)/loss on translation was ($5,187) and ($3,161) for the year ended December 31, 2012 and 2011 respectively relate to the translation of financial statements from New Taiwan Dollar to US Dollars.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

The Company accounts for income taxes in accordance ASC Topic 740. Realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, the recognition of tax benefits is required to be recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information. ASC 740 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. As of December 31, 2012, the Company has not recognized any obligation for uncertain tax positions.

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

December 31, 2012 and 2011

Preferred Stock Transactions (continued)

(a) Maintain revenues and before tax earnings same as the prior 12 month period; and

(b) Maintained a positive cash flow from operations over the prior 12 month period.

These criteria were not met, so there were no conversions as of December 31, 2010, 2011 or 2012.  However, the first tranche will be eligible for conversion again at December 31, 2013.

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

The Series B Preferred Shares shall be convertible into common shares in two equal tranches, the first tranche was to be upon completion and receipt of the year ending December 31, 2010, financials if all of the following performance targets are met by EZ Link:

(a) Maintain revenues and before tax earnings same as the prior 12 month period; and

(b) Maintained a positive cash flow from operations over the prior 12 month period.

This criteria was not met so there were no conversions as of December 31, 2012.  However, the first tranche will be eligible for conversion again at December 31, 2013. If EZ Link does not reach its performance goals at December 31, 2013, the conversion rights will be extended one additional year.

The second tranche of the Preferred Shares shall be convertible after the second 12 month period, i.e. the year ending December 31, 2013, if all of the following performance targets are met by EZ Link:

(a) 5% increase in revenues and 1% before tax earnings over the prior 12 month period; and

(b) Maintained a positive cash flow from operations over the prior 12 month period.

EZ Link did not reach its performance goals at December 31, 2012, so the conversion rights will be extended one additional year.

ASC Topic 480, “Distinguishing Liabilities from Equity,” establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

There were no issuances of common stock in the year ended December 31, 2012

4.	Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $250,000 and $230,000 for the years ended December 31, 2012 and 2011, respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $56,000 for each of the years ended December 31, 2012 and 2011.

William Gresher

Mr. Gresher, a member of the Board of Directors, was paid $6,000 per year in cash for Director fees in the years ended December 31, 2012 and 2011.

Owen Naccarato

For the years ended December 31, 2012 and 2011 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $36,000 in cash for legal fees and for the year ended December 31, 2012 was paid $4,500 in cash for Directors fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation. EZ Link rents its offices from Easy Global Company, Ltd. During the year ended December 31, 2012 and 2011, EZ Link paid $34,879 and $46,974, respectively to Easy Global Company for rent expense.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

5.	Other Income

During the year ended December 31, 2012 and 2011, the Company recorded $5,624 and $28,930 in Other Income respectively as follows:

	2012	2011

Interest income	$–	$6,459
Interest expense	(78)	–
Miscellaneous income (expense)	5,702	19,406
Rent income	–	3,065
	$5,624	$28,930

6.	Property and Equipment

The Company’s property and equipment at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Furniture and fixtures	$14,552	$14,552
Computers and equipment	150,456	147,039
Leasehold improvements	19,005	63,977
	184,013	225,568
Less accumulated depreciation	(173,694)	(202,356)
Total	$10,319	$23,212

The Company recorded depreciation expense for the year ended December 31, 2012 and 2011, of $13,634 and $13,636 respectively.

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2012 and 2011, consisted of the following:

	2012	2011
Accounts payable	$5,558,663	$5,592,079
Accrued professional and related fees	63,190	98,675
Total	$5,621,853	$5,690,754

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

8.	Income Taxes

The components of income (loss) from operations before income taxes for 2012 and 2011 were as follows:

	2012	2011

U.S.	$29.247	$(243,772)
Foreign	76,760	33,026

	$106,007	$(210,696)

Significant components of the provision for taxes based on income are as follows for the years ended December 31:

	2012	2011

Current	$1,600	$–
Foreign	10,522	8,183
Deferred	13,229	(63,912)

Total provision (benefit) for income taxes	$25,351	$(55,729)

During 2012, the Company received a Federal refund of $45,109 and a state refund of $17,943.

Significant temporary differences that give rise to the deferred tax assets as of December 31, 2012 and 2011 follow:

	2012	2011
Deferred tax assets/(liabilities):

Net operating loss carryforward	$184,279	$190,728

Furniture and equipment	(600)	(600)

Net deferred tax assets	$183,679	$190,128

The Company has recorded deferred tax assets of $183,679 and $190,128 as of December 31, 2012 and 2011, respectively. These arise principally from inventory reserves deductible in the years after the period in which they were accrued. The Company has not recorded any valuation allowance against these deferred tax assets.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

8.	Income Taxes - continued

Tax rate reconciliation
	2012		2011
Federal tax rate	34.0%		34.0%
State taxes, net of benefit	5.8%		6.0%
Non-deductible tax expenses	2.1%		(7.5%	)
Rate difference	(14.7%	)	-%
Other	(5.1%	)	(6.0%	)

Effective tax rate	22.1%		26.5%

9.	Commitments and Contingencies

Litigation

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

Leases

Operating leases

H&H Glass rents 2,887 square feet of office space for its headquarters. The lease began on January 1, 2005, and was renewed on September 1, 2008 and expires on August 31, 2013. As of December 31, 2012, total monthly base rent is $9,484 per month.

EZ Link rents 2,388 square feet of office space for its headquarters. The lease began on October 1, 2011, through September 30, 2013. The lease is renewed annually. As of December 2012, total base monthly rent is $3,984 per month.

EZ Link also rents 182 square feet of office space. The lease began on April 15, 2011, and expires on MAyl 14, 2014. The lease has a 3% increase each year. As of December 31, 2012, total base monthly rent is $1,436

EZ Link also maintains operating leases for parking spaces and vehicles used in its operations expiring through June 23, 2014.

Future minimum payments on this lease for fiscal years following December 31, 2012, are:

Year ended December 31,
2013	$159,088
2014	15,715
2015	1,595
2016	1,595
Thereafter	930
$178,923

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

10.	Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. The Company’s 1,374,730 shares of Convertible Preferred Shares constituted potentially dilutive securities. The net income for the year ended December 31, 2012 made these securities dilutive and the net loss for the year ended December 31, 2011, would have made these securities anti-dilutive. Therefore, basic and fully diluted loss per share for the year ended December 31, 2012 and 2011 are as follows;

Earnings (loss) per share of common stock are calculated as follows:

	For the Years Ended December 31,
	2012	2011
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net Income (Loss) available to IPLO	$53,635	$(173,926)

Weighted average common shares outstanding	4,961,357	4,961,357

Basic earnings (loss) per share of common stock	$0.01	$(0.04)

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net Income (Loss) available to IPLO	$53,635	$(173,926)

Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	1,374,730	–
Weighted average common shares outstanding after effect of dilutive securities	6,336,087	4,961,357

Diluted earnings/(loss) per share of common stock	$0.01	$(0.04)

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

11.	Segment Reporting

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the year ended December 31, 2012 and 2011:

December 31, 2012	Packaging	Logistics	Total

Revenue	$31,062,065	9,180,081	40,242,146
Operating Income	24,277	76,106	100,383
Total Assets	7,538,781	1,303,337	8,842,118
Interest Income	290	1,257	1,547
Interest Expense	(196)	(1,429)	(1,625)
Depreciation	$0	13,634	13,634

December 31, 2011	Packaging	Logistics	Total

Revenue	$26,422,926	8,384,477	34,807,403
Operating Income	(257,572)	17,946	(239,626)
Total Assets	7,577,303	1,238,057	8,815,360
Interest Income	41	600	641
Interest Expense	0	5,818	5,818
Depreciation	$600	13,036	13,636

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

12.           Unrestricted Net Assets

EZ Link Corp. has retained earnings of approximately $109,138 as of December 31, 2012. Distributions and other payments to EZ Link Holdings, Ltd. from its subsidiary, EZ Link Corp. may not permitted by the Taiwan government. Condensed financial information of the United States operations is as follows:

	December 31,	December 31,
Balance Sheets	2012	2011
Assets
Cash and cash equivalents	$1,115,982	$803,072
Accounts receivable, net	4,930962	5,205,066

Prepaid taxes	–	70,811
Total current assets	6,046,944	6,078,949

Investment in EZ Link Holdings, Ltd.	857,143	857,143
Deposits	12,433	12,433
Deferred tax assets	183,679	190,128
Total assets	$7,100,199	$7,138,653

Liabilities
Accounts payable	$4,822,195	$4,839,651
Accrued liabilities	63,190	98,675
Notes payable to related party	80,000	80,000
Total current liabilities	4,965,385	5,018,326

Total liabilities	4,965,385	5,018,326

Stockholders' equity
Common stock	4,961	4,961
Preferred stock	138	138
Additional paid-in capital	2,202,877	2,202,877
Retained earnings	(73,232)	(87,649)
Total stockholders' equity	2,125,381	2,120,327
Total liabilities and stockholders' equity	$7,100,199	$7,138,653

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

12.	Unrestricted Net Assets - continued

Information of the United States operations is as follows:

	Year Ending	Year Ending
	December 31,	December 31,
Statement of Operations	2012	2011

Net sales	$31,062,065	$26,422,926
Cost of goods sold	(29,934,810)	(25,470,000)
Operating expenses	(1,102,978)	(1,210,498)
Loss from operations	24,277	(257,572)

Other income and (expense)
Interest income (expense)	94	41
Other income	4,875	13,808
Income tax benefit	(14,829)	55,729
Income/(loss) from subsidiary (51%)	–	19,732
Total other income	(9,860)	89,310
Net Income (loss)	$14,417	$(168,262)

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

12.	Unrestricted Net Assets – continued

	Year Ending	Year Ending
	December 31,	December 31,
Statements of Cash Flows	2012	2011

Net cash provided by operating activities:	$312,910	$611,658

Cash flow from investing activities	–	–

Net cash provided by investing activities	–	–

Cash flow from financing activities:	–	–

Net cash provided by financing activities	–	–

Effect of currency translation	–	–

Net increase in cash	312,910	611,658
Cash, beginning of period	803,072	191,414
Cash, end of period	$1,115,982	$803,072

