Form 10-Q
period 2013-03-31
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2013-05-20
CIK 822997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of April 30, 2013 was 4,961,357

International Packaging and Logistics Group, Inc.,

and Subsidiaries

Condensed Consolidated Financial Statements

for the Three Months Ended

March 31, 2013 and 2012

C O N T E N T S

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations and Comprehensive Income	3

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6 – 19

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2013 and December 31, 2012

(Unaudited)

	March 31	December 31
	2013	2012
Current Assets
Cash	$1,337,732	$1,387,939
Accounts receivable, net	6,898,973	5,860,116
Other current assets	15,289	14,248

Total Current Assets	8,251,994	7,262,303

Property, Plant and Equipment, net	8,111	10,319

Other Assets
Prepaids	2,232	49,907
Deposits	40,127	40,184
Contract in place	1,295,726	1,295,726
Deferred tax assets	183,679	183,679

Total Other Assets	1,521,764	1,569,496

Total Assets	$9,781,869	$8,842,118

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$6,598,778	$5,621,853
Notes payable - related party	80,000	80,000
Other current liabilities	21,084	32,129

Total Current Liabilities	6,699,862	5,733,982

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2013 and December 31, 2012

(Unaudited)

Commitments and contingencies	–	–
Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,730 Series A issued and outstanding	98	98
400,000 Series B issued and outstanding	40	40
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,961,357 issued and outstanding	4,961	4,961
Additional paid-in capital	2,202,877	2,202,877
Accumulated other comprehensive income	63,990	52,359
Retained earnings (deficit)	(56,259)	(28,144)
Total IPLO Stockholders' Equity	2,215,707	2,232,191
Non controlling interest	866,300	875,945
Total Stockholders' Equity	3,082,007	3,108,136
Total Liabilities and Stockholders' Equity	$9,781,869	$8,842,118

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations And Comprehensive Income

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues
Packaging	$8,655,176	$6,858,048
Logistics	1,712,633	2,126,743
Total Revenues	10,367,809	8,984,791

Cost of Goods Sold
Packaging	8,337,294	6,386,341
Logistics	1,449,877	1,822,646
Total Cost of Goods Sold	9,787,171	8,208,987

Gross Profit	580,638	775,804

Operating Expenses
Administrative expenses	231,637	225,793
Rent	36,010	49,362
Salaries and wages	353,470	302,276
Total Operating Expenses	621,117	577,431
Income (Loss) from Operations	(40,479)	198,373

Other Income
Interest income (expense), net	230	(350)
Other income (expense)	389	1,822
Total Other Income	619	1,472
Net Income (Loss) before Income Taxes	(39,860)	199,845

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations And Comprehensive Income

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

Income tax benefit (expense)	2,100	(52,960)
Net Income (Loss)	(37,760)	146,885
Net (gain) loss attributable to non controlling interest	9,646	(195)
Net Income (Loss) attributable to IPLO	(28,114)	147,080
Comprehensive Income
Currency translation adjustment	11,631	(313)
Comprehensive Income (Loss)	$(16,483)	$146,767
Earnings per weighted average share of common stock - basic	$(0.01)	$0.03
Earnings per weighted average share of common stock - diluted	$(0.01)	$0.02
Weighted average shares outstanding - basic	4,961,357	4,961,357
Weighted average shares outstanding - diluted	4,961,357	6,336,087

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	March 31	March 31
	2013	2012
Increase (decrease) in cash and cash equivalents:
Net income/(loss)	$(37,760)	$146,885
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation expense	2,187	3,358
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(1,040,742)	493,971
Decrease deferred tax asset	–	53,034
Decrease in current assets	38,170	57,996
(Decrease) Increase in accounts payable and accrued expenses	985,254	(1,642,369)
(Decrease) in other current liabilities	(9,483)	(4,336)
Net cash used in operating activities	(62,374)	(891,461)

Cash flow from investing activities:
Net cash from investing activities	–	–
	–	–
Cash flow from financing activities:
Net cash provided by financing activities	–	–
Effect of currency translation	12,167	(2,800)
Net increase/(decrease) in cash and cash equivalents	(50,207)	(894,261)
Cash and cash equivalents at beginning of period	1,387,939	1,140,791
Cash and cash equivalents at end of period	$1,337,732	$246,530

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013

1.       Summary of Significant Accounting Policies

Organization and Basis of Presentation

These interim condensed consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”). The interim condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States. The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. The Company’s fiscal year end is on December 31.

The foregoing unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2012. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

March 31, 2013

1.       Summary of Significant Accounting Policies (continued)

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

March 31, 2013

1.       Summary of Significant Accounting Policies (continued)

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

In consideration of services provided by the consultant, EZ Link Corp will pay a consulting fee equal to all of its net income on a quarterly basis. There is no cumulative net income from January 1, 2013 to March 31, 2013.

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

March 31, 2013

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

The accompanying consolidated financial statements at March 31, 2013, include EZ Link Holdings, Ltd., and subsidiaries from the January 1, 2010 date of acquisition. Intercompany accounts and transactions have been eliminated upon consolidation.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates include an allowance for doubtful accounts and depreciation of property, plant and equipment.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

Foreign Currency Translation

As of March 31, 2013 the accounts of the EZ Link were maintained, and its consolidated financial statements were expressed, in NTD. Such consolidated financial statements were translated into USD with NTD as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the three month periods ended March 31, 2013 and 2012.

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

March 31, 2013

1.       Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company maintains balances in a Money Market Fund that is not federally insured. Balances in this fund were $1,023,698 and $956,365 at March 31, 2013 and December 31, 2012, respectively.

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of March 31, 2013, 91.6% of H&H Glass’s Accounts Receivable were attributable to three customers. As of December 31, 2012, 85.0% of H&H Glass’s Accounts Receivable were attributable to three customers.

At March 31, 2013 and 2012 H&H Glass had allowance for doubtful account reserves of $16,194 and $16,194 respectively.

In general the Company will reserve a receivable based one of the following reasons; If the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount.

H&H Glass purchased 100% of its glass from one vendor in the three month periods ending March 31, 2013 and 2012.  During the three-month period ending March 31, 2013 and 2012, H&H Glass purchased $7,480,025 and $5,655,100 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.

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

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013

Comprehensive Income (Loss)

The Company reports and displays comprehensive income and its components in a full set of general purpose consolidated financial statements. The Company’s translation gain of $11,631 and loss of $313 for the three month periods ended March 31, 2013 and 2012 respectively, relate to the translation of financial statements from New Taiwan Dollar to US Dollars.

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

These criteria were not met, so there were no conversions as of December 31, 2012.  However, the first tranche will be eligible for conversion again at December 31, 2013.

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

March 31, 2013

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

3.       Common Stock Transactions

During the three months ending March 31, 2013 and 2012 no stock was issued.

4.       Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $65,000 and $62,500 for the three-month periods ended March 31, 2013 and 2012, respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $14,500 and $14,000 for the three-month periods ended March 31, 2013 and 2012, respectively.

William Gresher

For each three-month period ended March 31, 2013 and 2012, Mr. Gresher, a member of the Board of Directors, was paid $1,500 in cash for Director fees.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013

4.       Related Party Transactions - continued

Owen Naccarato

For each three-month period ending March 31, 2013 and 2012 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $9,000 in cash for legal fees and for the three month period ending March 31, 2012 was paid $1,500 in cash for Directors fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation. EZ Link rents its offices from Easy Global Company, Ltd. During the three months ended March 31, 2013 and 2012, EZ Link paid $11,688 and $11,595, respectively, to Easy Global Company for rent expense.

5.        Property and Equipment

The Company’s property and equipment at March 31, 2012 and December 31, 2012, consisted of the following:

	March 31, 2013	December 31, 2012
Furniture and fixtures	$14,552	$14,522
Computers and equipment	151,028	150,456
Leasehold improvements	16,589	19,005
	182,169	184,013
Less accumulated depreciation	(174,058)	(173,694)
Total	$8,111	$10,319

The Company recorded depreciation expense for the three-month periods ending March 31, 2013 and 2012, of $2,187 and $3,358 respectively.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013

6.       Commitments and Contingencies

Litigation

The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

Leases

Operating leases

H&H Glass rents approximately 2,900 square feet of office space for its headquarters. The lease began on January 1, 2013 and expires on August 31, 2019. As of September 30, 2012, total monthly base rent is $9,164 per month.

EZ Link rents 2,388 square feet of office space for its headquarters. The lease began on October 1, 2011, through March 31, 2012. The lease is renewed annually. As of March 31, 2013, total base monthly rent is $6,235 per month.

EZ Link also rents 182 square feet of office space. The lease began on April 15, 2011, and expires on April 14, 2014. The lease has a 3% increase each year. As of March, 2013, total base monthly rent is $1,436.

EZ Link also maintains operating leases for parking spaces and vehicles used in its operations expiring through June 23, 2014.

Future minimum payments on this lease for fiscal years following December 31, 2013, are:

Year ended December 31,
2013	$152,353
2014	92,958
2015	80,904
2016	81,760
Thereafter	84,216
$818,406

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013

7.        Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. There was negative net income during the three months ended March 31, 2013 therefore the Company’s Convertible Preferred Shares would not constitute potentially dilutive securities. However, the net income for the three months ended March 31, 2012 would have made these securities dilutive. Earnings per share at March 31, 2013, is calculated using the number of common shares issued to effect the business combination as being outstanding during the entire period.

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended March 31,
	2013	2012
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to IPLO common stockholders	$(28,114)	$147,080
Weighted average common shares outstanding	4,961,357	4,961,357
Basic earnings (loss) per share of common stock	$(0.01)	$0.03
DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to IPLO common stockholders	$(28,114)	$147,080
Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	–	1,374,730
Weighted average common shares outstanding after effect of dilutive securities	4,961,357	6,336,087
Diluted earnings per share of common stock	$(0.01)	$0.02

8.         Segment Reporting

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the three months ended March 31, 2013:

March 31	Y-T-D	Packaging	Logistics	Total

Revenue		$8,655,176	1,712,633	10,367,809
Operating Income		(3,763)	(36,717)	(40,479)
Total Assets		8,698,973	1,082,896	9,781,869
Interest Income		181	49	230
Interest Expense		0	0	0
Depreciation		$0	2,187	2,187

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013

9.       Unrestricted Net Assets

EZ Link Corp. has retained earnings of approximately $66,552 as of March 31, 2013. Distributions and other payments to EZ Link Holdings, Ltd. from its subsidiary, EZ Link Corp. may not permitted by the Taiwan government. Condensed financial information of the United States operations is as follows:

	March 31,	December 31,
Balance Sheets	2013	2012

Assets
Cash and cash equivalents	$911,146	$1,115,982
Accounts receivable, net	6,295,989	4,932,202

Total current assets	7,207,135	6,046,944

Investment in EZ Link Holdings, Ltd.	857,143	857,143
Deposits	12,433	12,433
Deferred tax assets	183,679	183,679
Total assets	$8,260,390	$7,100,199

Liabilities

Accounts payable	$5,987,570	$4,822,195
Accrued liabilities	63,190	63,190
Notes payable to related party	80,000	80,000
Total current liabilities	6,130,760	4,965,385
Total liabilities	6,130,760	4,965,385

Stockholders' equity
Common stock	4,961	4,961
Preferred stock	138	138
Additional paid-in capital	2,202,877	2,202,877
Retained earnings	(78,346)	(73,232)
Total stockholders' equity	2,129,630	2,125,381
Total liabilities and stockholders' equity	$8,260,390	$7,100,199

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013

9.       Unrestricted Net Assets - continued

Information of the United States operations is as follows:

	Three Months	Three Months
	March 31,	March 31,
Statement of Operations	2013	2012

Net sales	$8,655,176	$6,858,048
Cost of goods sold	(8,337,294)	(6,386,341)

Operating expenses	(323,177)	(282,636)
Loss from operations	(5,295)	189,071

Other income and (expense)
Interest income	181	11
Other income	–	1,200
Realized gain on investment	–	–
Income tax benefit	–	(53,037)
Total other income	181	(51,826)
Net Income (loss)	$(5,114)	$137,245

Information of the United States operations is as follows:

	Three Months	Three Months
	March 31,	March 31,
Statements of Cash Flows	2013	2012

Net cash used in operating activities:	$(204,836)	$(751,750)

Cash flow from investing activities
Proceeds from sale of investment	–	–
Net cash provided by investing activities	–	–

Cash flow from financing activities:
Proceeds from note payable - related party	–	–
Net cash provided by financing activities	–	–

Net increase in cash	(204,836)	(751,750)
Cash, beginning of period	1,115,982	803,072
Cash, end of period	$911,146	$51,322

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

Results of Operations

Three months ending March 31, 2013 and 2012

Revenue:

For the three months ending March 31, 2013 and 2012, revenues were $10,367,809 and $8,984,791 respectively, for an increase of $1,383,018 (15.4%) over the same period in 2012. The increase in revenue is a mainly due to two factors; 1) an increase in packaging revenue of $1,797,128 (26.2%) due to an upturn in the worldwide, 2) offset by a decrease in Logistics revenues of $414,110 (19.5%) , mainly due to decrease in overseas shipping.

Cost of Goods Sold:

Cost of goods sold for the three months ending March 31, 2013 and 2012 were $9,787,171 and $8,208,987 respectively, for an increase of $1,578,184 (19.2%) over the same period in 2012. This increase consists of an increase in packaging cost of goods sold of $1,950,953 (30.5%) which was a direct result of the increase in sales, offset by a decrease in logistics cost of goods sold of $372,769 (20.5%) from the same period in 2012 mainly due to a decrease in overseas shipping.

Gross Profit:

Gross profit was $580,638 and $775,804 for the three months ending March 31, 2013 and 2012, a decrease of $195,166 (25.2%) over the same period in 2012.   The gross profit margin as a percent of sales for the three months ending March 31, 2013 and 2012 was 5.6% and 8.6 % respectively for a decrease of 3.0%. The decrease is a result of a 3.7% gross profit percent from the packaging business offset by a higher gross profit percent from the logistics business of 15.3%.

Operating Expenses:

Operating expenses for the three month period ended March 31, 2013 and 2012 were $621,117 and $577,431 respectively for an increase of $43,686 (7.6%) from the same period prior year. These differences in operating expenses were mostly attributable to the following:

Three months ending:	3/31/2013	3/31/2012	$ VAR	% VAR
Salaries & Related Expense	$353,470	$302,276	$51,194	14.5%	Packaging salary higher in 2013 by $46,355, and a
					$4,839 increase in EZ Link salary.
Rent	36,010	49,362	$(13,352)	-37.1%	Packing rent decreased by $12,737 and EZ Link rent decreased
					by $615. decrease due to annual rate decreases.
Insurance	56,163	42,047	$14,116	25.1%	Packaging Insurance based on revenue increased by $11,634
					plus increase in EZ Link Group insurance of $2,482.
Meals & Entertainment	20,635	22,822	$(2,187)	-10.6%	EZ Link decreased $3,919, packaging increased $1,732.
Travel Expense	56,939	70,594	$(13,655)	-24.0%	Decrease in packaging travel of $10,986, decrease in
					EZ Link travel of $2,669.
Miscellaneous	97,900	90,330	$7,570	7.7%	Miscellaneous items
Total Expenses	$621,117	$577,431	$43,686	7.6%

Other Income (Expenses):

Interest income (expense) for the three months ended March 31, 2013 and 2012 was $230 and ($350) respectively for an increase of income $580 (165.7%) from the same period prior year.

Other income was $389 for the three months ending March 31, 2013, a decrease of $1,433 (78.6%) over the same period in 2012.  Rent income was $0 for the three months ending March 31, 2013 and 2012.

Liquidity and Capital Resources

Cash flow used in operations for the three months ending March 31, 2012 amounted to $62,374, which mainly consisted the following: by 1) quarterly net loss of $37,760, 2) increase in accounts receivable of $1,040,742 and a decrease in current liabilities of $9,483 offset by 1) depreciation expense of $2,187, 2) decrease in current assets of 38,170, and 3) increase in accounts payable and accrued expenses of $985,254.

On March 31, 2013 the Company had total assets of $9,393,751 compared to $8,842,118 on December 31, 2012, an increase of $939,751 or 10.6%.  The Company had total IPLO stockholders’ equity of $2,215,707 on March 31, 2013, compared to stockholders’ equity of $2,232,191 on December 31, 2012, a decrease of $16,484 (0.7%).  As of March 31, 2013 the Company's working capital position increased by $23,811 (1.6%) from working capital of $1,528,321 at December 31, 2012 to working capital of $1,552,132 at March 31, 2013.

Capital Resources

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations or from current working capital of the company.

Federal Income Tax

The Company deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities

EZ Link Corporation is governed by the Taiwan’s Income Tax Law and local income tax laws. Pursuant to the Taiwan Income Tax Law, enterprises are subject to tax at a statutory rate of 17%. The local government has also provided companies with various incentives to encourage economic development in the region. Such incentives include reduced tax rates and other measures

ITEM 4T. Controls and Procedures.

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

Disclosure Controls and Procedures

As of March 31, 2013, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2013.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2013. Our principal Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is mainly one person involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties. We have hired an additional administrative person and retained an outside professional firm to assist in the separation of duties on an ongoing basis. The use of the outside firm has proven successful in assisting in the separation of duties. However, additional people are not needed to do the administrative work therefore segregation of duties will continue to be an ongoing weakness.

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

This Quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management's report on internal control in this quarterly report.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

None

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.       Defaults Upon Senior Securities

None

ITEM 4.        Submission of Matters of a Vote to Security Holders

None

ITEM 5.       Other Information

None

ITEM 6.        Exhibits

a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101	XBRL Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Packaging and Logistics Group, Inc.
(Registrant)

Dated: May 20, 2013	By: /s/ Owen Naccarato
Owen Naccarato
Chief Executive Officer
Principal Financial Officer and Director

By: /s/ Allen Lin
Allen Lin, Director
President H&H Glass

By: /s/ William Gresher
William Gresher, Director

