Form 10-Q
period 2013-06-30
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2013-08-19
CIK 822997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013 or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission files number 0-21384

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

The number of shares outstanding of the Issuer’s common stock as of August 14, 2013 was 4,961,357.

International Packaging and Logistics Group, Inc.,

and Subsidiaries

Condensed Consolidated Financial Statements

for the Three and Six Months Ended

June 30, 2013 and 2012

C O N T E N T S

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations and Comprehensive Income	3

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6 – 21

i

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2013 and December 31, 2012

(Unaudited)

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Current Assets
Cash	$661,171	$1,387,939
Accounts receivable, net	6,323,036	5,860,116
Other current assets	3,998	14,248

Total Current Assets	6,988,205	7,262,303

Property, Plant and Equipment, net	7,074	10,319

Other Assets
Prepaids	11,610	49,907
Deposits	64,338	40,184
Contract in place	1,295,726	1,295,726
Deferred tax assets	183,679	183,679

Total Other Assets	1,555,353	1,569,496

Total Assets	$8,550,632	$8,842,118

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$5,388,222	$5,621,853
Notes payable - related party	80,000	80,000
Other current liabilities	25,798	32,129

Total Current Liabilities	5,494,020	5,733,982

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2013 and December 31, 2012

(Unaudited)

Commitments and contingencies	–	–

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000
shares authorized, 974,730 Series A issued and outstanding	98	98
400,000 Series B issued and outstanding	40	40
Common stock: $0.001 par value, 900,000,000 shares authorized,	4,961	4,961
4,961,357 issued and outstanding
Additional paid-in capital	2,202,877	2,202,877
Accumulated other comprehensive income	35,923	52,359
Retained earnings (deficit)	(61,403)	(28,144)

Total IPLO Stockholders' Equity	2,182,496	2,232,191

Non-controlling interest	874,116	875,945

Total Stockholders' Equity	3,056,612	3,108,136

Total Liabilities and Stockholders' Equity	$8,550,632	$8,842,118

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Six Months Ended June 30,		Three Month Ended June 30,
	2013	2012	2013	2012
Revenues
Packaging	$16,647,979	$15,204,257	$7,992,803	$8,346,209
Logistics	3,816,824	4,832,926	2,104,191	2,706,183

Total Revenues	20,464,803	20,037,183	10,096,994	11,052,392

Cost of Goods Sold
Packaging	15,994,563	14,613,277	7,657,269	8,226,936
Logistics	3,202,870	4,215,054	1,752,994	2,392,409

Total Cost of Goods Sold	19,197,433	18,828,331	9,410,263	10,619,345

Gross Profit	1,267,370	1,208,852	686,731	433,047

Operating Expenses
Administrative expenses	525,022	421,302	293,385	195,509
Rent	66,354	98,447	30,344	49,085
Salaries and wages	701,284	608,683	347,814	306,407

Total Operating Expenses	1,292,660	1,128,432	671,543	551,001

Loss from Operations	(25,290)	80,420	15,188	(117,954)

Other Income
Interest income (expense), net	573	(239)	343	111
Other income (expense)	1,965	3,224	1,576	1,402
Rent Income	193	–	193	–
Total Other Income	2,731	2,985	2,112	1,513

Net Income (Loss) before Income Taxes	(22,560)	83,404	17,300	(116,441)

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

Income tax benefit (expense)	(12,529)	(29,890)	(14,629)	23,070

Net Income (Loss)	(35,089)	53,514	2,671	(93,371)

Net (gain) loss attributable to non-controlling interest	1,830	(14,210)	(7,816)	(14,015)

Net Income (Loss) attributable to IPLO	(33,259)	39,304	(5,145)	(107,386)

Comprehensive Income
Currency translation adjustment	(16,436)	(6,405)	(28,064)	(6,718)

Comprehensive Income (Loss)	$(49,695)	$32,899	$(33,209)	$(114,104)

Earnings per weighted average share of common stock - basic	$(0.01)	$0.01	$(0.00)	$(0.02)

Earnings per weighted average share of common stock - diluted	$(0.01)	$0.01	$(0.00)	$(0.02)

Weighted average shares outstanding - basic	4,961,357	4,961,357	4,961,357	4,961,357
Weighted average shares outstanding - diluted	4,961,357	6,336,087	4,961,357	4,961,357

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	June 30,	June 30,
	2013	2012
Increase (decrease) in cash and cash equivalents:
Net income/(loss)	$(35,090)	$53,514
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation expense	2,931	6,616
Loss on disposal of PP&E	–	137
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(491,194)	(479,580)
Decrease in prepaid expense	–	70,881
Increase in deposits	(25,000)	–
Decrease deferred tax asset	–	15,879
Decrease in current assets	46,555	63,783
(Decrease) Increase in accounts payable and accrued expenses	(237,932)	353,301
Increase (Decrease) in other current liabilities	21,389	34,188
Net cash provided by (used in) operating activities	(718,341)	118,719

Cash flow from investing activities:
Net cash from investing activities	–	–
	–	–
Cash flow from financing activities:
Net cash provided by financing activities	–	–
Effect of currency translation	(8,427)	(2,800)
Net increase/(decrease) in cash and cash equivalents	(726,768)	115,919
Cash and cash equivalents at beginning of period	1,387,939	1,140,791
Cash and cash equivalents at end of period	$661,171	$1,256,710

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013

1.          Summary of Significant Accounting Policies

Organization and Basis of Presentation

These interim condensed consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”). The interim condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States. The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. The Company’s fiscal year end is on December 31.

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

Operating results for the three and six month periods ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

June 30, 2013

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

In consideration of services provided by the consultant, EZ Link Corp will pay a consulting fee equal to all of its net income on a quarterly basis. There was a cumulative net loss from January 1, 2012 to June 30, 2013 of $3,735.

The terms of these Consulting Agreements begin as of the date of the Contractual Agreements, and shall continue in perpetuity, unless terminated in accordance with relevant provisions in the agreements or by any other agreement reached by all parties.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013

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

June 30, 2013

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

The accompanying consolidated financial statements at June 30, 2013, include EZ Link Holdings, Ltd., and subsidiaries from the January 1, 2010 date of acquisition. Intercompany accounts and transactions have been eliminated upon consolidation.

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

June 30, 2013

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

Foreign Currency Translation

As of June 30, 2013 the accounts of the EZ Link were maintained, and its consolidated financial statements were expressed, in NTD. Such consolidated financial statements were translated into USD with NTD as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the six month periods ended June 30, 2013 and 2012.

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

Concentration of Credit Risk

The Company maintains balances in a Money Market Fund that is not federally insured. Balances in this fund were $54,909 and $956,365 at June 30, 2013 and December 31, 2012, respectively.

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of June 30, 2013, 75.6% of H&H Glass’s Accounts Receivable were attributable to three customers. As of December 31, 2012, 85.0% of H&H Glass’s Accounts Receivable were attributable to three customers.

At June 30, 2013 and 2012 H&H Glass had allowance for doubtful reserves of $16,194 and $16,194 respectively.

At June 30, 2013 and 2012 EZ Link had an allowance for doubtful reserves of $5,378 and $6,815 respectively.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013

1.          Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk - continued

In general the Company will reserve a receivable based one of the following reasons; if the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount.

H&H Glass purchased 100% of its glass from one vendor in the three month periods ending June 30, 2013 and 2012.  During the three-month period ending June 30, 2013 and 2012, H&H Glass purchased $7,271,607 and $7,048,372 of products from this vendor, respectively.  During the six months ended June 30, 2013 and 2012, H&H Glass purchased $14,528,397 and $12,926,700 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.

Non-controlling Interest

The Company accounts for its non-controlling interest of 49% in EZ Link Holdings, Ltd. in the condensed consolidated financial statements classified as a separate component of equity. In addition, net earnings, and components of other comprehensive income are attributed to both the Company and non-controlling interest.

Net Earnings/(Loss) per Share

Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic earnings per share are computed as net loss applicable to common stockholders’ divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive.

Comprehensive Income (Loss)

The Company reports and displays comprehensive income and its components in a full set of general purpose consolidated financial statements. The Company’s translation loss of $28,064 and $6,718 for the three month periods ended June 30, 2013 and 2012 and a loss of $16,436 and a loss of $6,405 for the six month periods ended June 30, 2013 and 2012, respectively, relate to the translation of financial statements from New Taiwan Dollar to US Dollars.

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

June 30, 2013

2.          Preferred Stock Transactions - continued

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

June 30, 2013

2.          Preferred Stock Transactions - continued

The Company determined that the preferred shares are not mandatorily or conditionally redeemable and are properly classified as permanent equity in the accompanying consolidated financial statements.

3.          Common Stock Transactions

During the six months ending June 30, 2013 and 2012 no stock was issued.

4.          Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $65,000 and $62,500 for the three-month periods ended June 30, 2013 and 2012, respectively, and $130,000 and $125,000 for the six-month periods ended June 30, 2013 and 2012, respectively.

Several years ago Mr. Lin paid accounting fees on behalf of the Company.   This amount is reported in the accompanying financial statements as “Related Party Advances.”  Total advances due to Mr. Lin totaled $80,000 at June 30, 2013 and 2012, respectively

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $14,500 and $14,000 for the three-month periods ended June 30, 2013 and 2012, and $29,000 and $28,000 for the six-month periods ended June 30, 2013 and 2012

William Gresher

For each three-month period ended June 30, 2013 and 2012, Mr. Gresher, a member of the Board of Directors, was paid $1,500 in cash for Director fees.

For each six-month period ended June 30, 2013 and 2012, Mr. Gresher, a member of the Board of Directors, was paid $3,000 in cash for Director fees.

Owen Naccarato

For each three-month period ending June 30, 2013 and 2012 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $9,000 in cash for legal fees and for the three month period ending June 30, 2013 was paid $1,500 in cash for Directors fees.

For each six-month period ending June 30, 2013 and 2012 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $18,000 in cash for legal fees and for the six month period ending June 30, 2013 was paid $1,500 in cash for Directors fees.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013

4.          Related Party Transactions - continued

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation. EZ Link rents its offices from Easy Global Company, Ltd. During the three months ended June 30, 2013 and 2012, EZ Link paid $11,489 and $11,310, respectively, and for the six months ended June 30, 2013 and 2012, EZ Link paid $23,177 and $23,205, respectively to Easy Global Company for rent expense.

5.          Property and Equipment

The Company’s property and equipment at June 30, 2013 and December 31, 2012, consisted of the following:

	June 30, 2013	December 31, 2012
Furniture and fixtures	$14,552	$14,552
Computers and equipment	146,586	150,456
Leasehold improvements	–	19,005
	161,138	184,013
Less accumulated depreciation	(154,091)	(173,694)
Total	$7,074	$10,319

The Company recorded depreciation expense for the six-month periods ending June 30, 2013 and 2012, of $2,931 and $6,616 respectively.

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

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013

6.          Commitments and Contingencies - continued

Leases

Operating leases

H&H Glass rents approximately 2,900 square feet of office space for its headquarters. The lease began on January 1, 2013 and expires on August 31, 2019. As of June 30, 2013, total monthly base rent is $6,235 per month.

EZ Link rents 2,388 square feet of office space for its headquarters. The lease began on October 1, 2011, through March 31, 2012. The lease is renewed annually. As of June 30, 2013, total base monthly rent is $6,595 per month.

EZ Link also rents 182 square feet of office space. The lease began on April 15, 2011, and expires on April 14, 2014. The lease has a 3% increase each year. As of June, 2013, total base monthly rent is $1,436

EZ Link also maintains operating leases for parking spaces and vehicles used in its operations expiring through June 23, 2014.

Future minimum payments on this lease for fiscal years following December 31, 2013, are:

Year ended December 31,
2014	92,794
2015	80,890
2016	83,326
2017	85,118
2018	86,652
Thereafter	59,624
$488,404

7.          Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. There was negative net income during the six months ended June 30, 2013 and the three months ended June 30, 2013 and 2012, therefore the Company’s Convertible Preferred Shares would not constitute potentially dilutive securities. However, the net income for the six months ended June 30, 2012 would have made these securities anti-dilutive. Earnings per share at June 30, 2013, is calculated using the number of common shares issued to effect the business combination as being outstanding during the entire period.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended June 30,
	2013	2012
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net loss available to IPLO common stockholders	$(5,145)	$(107,386)
Weighted average common shares outstanding	4,961,357	4,961,357
Basic loss per share of common stock	$(0.00)	$(0.02)

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net loss available to IPLO common stockholders	$(5,145)	$(107,386)
Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	–	–
Weighted average common shares outstanding after effect of dilutive securities	4,961,357	4,961,357
Diluted loss per share of common stock	$(0.00)	$(0.02)

	For the Six Months Ended June 30,
	2013	2012
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to IPLO common stockholders	$(33,259)	$39,304
Weighted average common shares outstanding	4,961,357	4,961,357
Basic earnings (loss) per share of common stock	$(0.01)	$0.01

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings (loss) available to IPLO common stockholders	$(33,259)	$39,304
Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	–	1,374,730
Weighted average common shares outstanding after effect of dilutive securities	4,961,357	6,336,087
Diluted earnings (loss) per share of common stock	$(0.01)	$0.01

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013

8.          Segment Reporting

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the three and six months ended June 30, 2013:

June 30	Y-T-D	Packaging	Logistics	Total

Revenue		$16,647,979	3,816,824	20,464,803
Operating Income		(31,216)	5,926	(25,290)
Total Assets		7,321,340	1,229,292	8,550,632
Interest Income		217	356	573
Interest Expense		0	0	0
Depreciation		$0	2,965	2,965

June 30	QTR	Packaging	Logistics	Total

Revenue		$7,992,803	2,104,191	10,096,994
Operating Income		(27,453)	42,641	15,188
Total Assets		7,321,340	1,229,292	8,550,632
Interest Income		36	307	343
Interest Expense		0	0	0
Depreciation		$0	778	778

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013

9.          Unrestricted Net Assets

EZ Link Corp. has retained earnings of approximately ($12,550) as of June 30, 2013. Distributions and other payments to EZ Link Holdings, Ltd. from its subsidiary, EZ Link Corp. may not permitted by the Taiwan government. Condensed financial information of the United States operations is as follows:

	June 30,	December 31,
Balance Sheets	2013	2012

Assets
Cash and cash equivalents	$151,647	$1,115,982
Accounts receivable, net	5,654,095	4,932,202
Other current assets	(1,240)	(1,240)
Total current assets	5,804,502	6,046,944

Investment in EZ Link Holdings, Ltd.	857,143	857,143
Deposits	37,433	12,433
Deferred tax assets	183,679	183,679
Total assets	$6,882,757	$7,100,199

Liabilities

Accounts payable	$4,638,623	$4,822,195
Accrued liabilities	60,676	63,190
Notes payable to related party	80,000	80,000
Total current liabilities	4,779,299	4,965,385

Total liabilities	4,779,299	4,965,385

Stockholders' equity
Common stock	4,961	4,961
Preferred stock	138	138
Additional paid-in capital	2,202,877	2,202,877
Retained earnings	(104,518)	(73,162)
Total stockholders' equity	2,103,458	2,134,814
Total liabilities and stockholders' equity	$6,882,757	$7,100,199

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013

9.          Unrestricted Net Assets - continued

Information of the United States operations is as follows:

	Three Months	Three Months
	June 30,	June 30,
Statement of Operations	2013	2012

Net sales	$7,992,803	$8,346,209
Cost of goods sold	(7,657,269)	(8,226,936)

Operating expenses	(361,455)	(269,744)
Loss from operations	(25,921)	(150,471)

Other income and (expense)
Interest income	36	7
Other income	1,245	1,200
Income tax benefit (payable)	(1,600)	53,037
Total other income	(319)	54,244
Net Income	$(26,240)	$(96,227)

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013

9.          Unrestricted Net Assets - continued

	Six Months	Six Months
	June 30,	June 30,
Statement of Operations	2013	2012

Net sales	$16,647,979	$15,204,257
Cost of goods sold	(15,994,563)	(14,613,277)

Operating expenses	(684,632)	(552,380)
Loss from operations	(31,216)	38,600

Other income and (expense)
Interest income	217	18
Other income	1,245	2,400
Realized gain on investment	–	–
Income tax payable	(1,600)	(24,262)
Total other income	(138)	(21,844)
Net Income	$(31,354)	$16,756

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013

9.          Unrestricted Net Assets - continued

Information of the United States operations is as follows:

	Three Months	Three Months
	June 30,	June 30,
Statements of Cash Flows	2013	2012

Net cash provided (used) by operating activities:	$(964,335)	$38,834

Cash flow from investing activities
Proceeds from sale of investment	–	–
Net cash provided by investing activities	–	–

Cash flow from financing activities:
Proceeds from note payable - related party	–	–
Net cash provided by financing activities	–	–

Net increase (decrease) in cash	(964,335)	38,834
Cash, beginning of period	1,115,982	803,072
Cash, end of period	$151,647	$841,906

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

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Plan of Operation

Our general operating plan is as follows:

Short Term

•	Continue growing revenue and profits through the existing business; focus closely on product mix, improve our gross margin and develop new projects with existing clients;
•	expand the supply network for our products;
•	expand our current business model to include other areas that fall within our distribution expertise such as packaging that uses plastic and acrylic material.
•	Develop a growth strategy for our logistics business

Long Term

•	Expand our service into other areas such as Europe and Australia through the same supplier channel. Our existing business model copies to other markets naturally.
•	Expand the client base and areas of service of our logistics business.
•	Look into new but related high growth business opportunities

Results of Operations

Three and six months ending June 30, 2013 and 2012

Revenue:

For the three months ending June 30, 2013 and 2012, revenues were $10,096,994 and $11,052,392 respectively, for a decrease of $955,398 (8.6%) over the same period in 2012. The decrease in revenue is a mainly due a decrease in packaging revenue of $353,406 (4.2%) and a decrease in logistics revenue of $601,992 (22.2%). Higher packaging revenue in Q2 of 2012 was a result of manufacturing capacity easing up allowing for a backlog of orders to get processed. The decrease in logistics revenue was mainly a result of decreased local business.

For the six months ending June 30, 2013 and 2012, revenues were $20,464,803 and $20,037,183 respectively, for an increase of $427,620 (2.1%) over the same period in 2012. The increase in revenue is a mainly due to an increase in packaging revenue of $1,443,722 (9.5%) due to an upturn in the worldwide economy offset by a decrease in logistics revenue of ($1,016,102) (21.0%).

Cost of Goods Sold:

Cost of goods sold for the three months ending June 30, 2013 and 2012 were $9,410,263 and $10,619,345 respectively, for a decrease of $1,209,082 (11.4%) over the same period in 2012. This decrease consists of a decrease in packaging cost of goods sold of $569,667 (6.9%) which was a direct result of the decrease in sales, plus a decrease in logistics cost of goods sold of $639,415 (26.7%) from the same period in 2012 mainly due to a decrease in local shipping business.

Cost of goods sold for the six months ending June 30, 2013 and 2012 were $19,197,433 and $18,828,331 respectively, for an increase of $369,102 (2.0%) over the same period in 2012. This increase consists of an increase in packaging cost of goods sold of $1,381,286 (9.5%) which was a direct result of the increase in sales, offset by a decrease in logistics cost of goods sold of ($1,012,184) (24.0%) from the same period in 2012 due to decrease in local shipping business on a year to date basis.

Gross Profit:

Gross profit was $686,731 and $433,047 for the three months ending June 30, 2013 and 2012, an increase of $253,684 (58.6%) over the same period in 2012.   The gross profit margin as a percent of sales for the three months ending June 30, 2013 and 2012 was 6.8% and 3.5 % respectively for an increase of 3.3%. The increase is a result of a 2.8% increase in profit percent from the packaging business plus an increase in gross profit percent from the logistics business.

Gross profit was $1,267,370 and $1,208,852 for the six months ending June 30, 2013 and 2012, an increase of $58,518 (4.8%) over the same period in 2012.   The gross profit margin as a percent of sales for the six months ending June 30, 2013 and 2012 was 6.2% and 6.0 % respectively for an increase of 0.2%. The increase is a result of a 0% gross profit percent increase from the packaging business plus an increase in the gross profit percent from the logistics business of 3.3%.

Operating Expenses:

Operating expenses for the three month period ended June 30, 2013 and 2012 were $671,543 and $551,001 respectively for an increase of $120,542 (21.9%) from the same period prior year. Operating expenses for the six month period ended June 30, 2013 and 2012 were $1,292,660 and $1,128,432 respectively for an increase of $164,228 (14.6%) from the same period prior year. These differences in operating expenses were mostly attributable to the following:

Three months ending:	6/30/2013	6/30/2012	$ VAR	% VAR
Salaries & Related Expense	$347,814	$306,407	$41,407	13.5%	Packaging salary increased in 2013 by $5,572 plus an
					$35,835 increase in EZ Link salary (bonuses).
Rent	30,344	49,085	(18,741)	-38.2%	Packing rent decreased $17,673 and EZ Link rent decreased
					by $1,068. Decrease due to new contract - packaging.
Insurance	45,822	53,096	(7,274)	-13.7%	Packaging insurance decreased by $8,472 offset by
					an increase in EZ Link Group insurance of $1,198.
Meals & Entertainment	8,505	10,290	(1,785)	-17.3%	Packaging expense was down $1,909, EZ Link up $124.
Travel Expense	51,024	33,793	17,231	51.0%	Increase in packaging travel of $20,920, decrease in
					EZ Link travel of $3,689.
Miscellaneous	188,034	98,330	89,704	91.2%	Miscellaneous items
Total Expenses	$671,543	$551,001	$120,542	21.9%

Six months ending:	6/30/2013	6/30/2012	$ VAR	% VAR
Salaries & Related Expense	$701,284	$608,683	$92,601	15.2	Packaging salary higher in 2013 by $51,927 plus
					$40,674 increase in EZ Link salary (bonuses).
Rent	66,354	98,447	(32,093)	-32.6	Packaging rent lower by $30,409 and EZ Link rent decreased
					by $1,683. decrease due to new contract - packaging.
Insurance	101,985	95,144	6,841	7.2	Packaging insurance increased $3,162, EZ Link up $3,679
Meals & Entertainment	16,504	16,667	(163)	-1.0	Packaging decreased by $163
Travel Expense	107,962	104,387	3,575	3.4	Increase in packaging travel of $9,933, decrease in
					EZ Link travel of $6,358.
Miscellaneous	298,571	205,104	93,467	45.6	Miscellaneous items
Total Expenses	$1,292,660	$1,128,432	$164,228	14.6

Other Income (Expenses):

Interest income (expense) for the three months ended June 30, 2013 and 2012 was $343 and $111 respectively for an increase of $232 (209.0%) from the same period prior year. Interest income (expense) for the six months ended June 30, 2013 and 2012 was $573 and ($239) respectively for an increase of expense $812 (340.0%) from the same period prior year

Other income was $1,576 for the three months ending June 30, 2013, an increase of $174 (12.4%) over the same period in 2012 and for the six months ending June 30, 2013, other income was $1,965 a decrease of $1,259 (39.1%) over the same period in 2012.  Rent income was $193 for the three and six months ending June 30, 2013, an increase of $193 (100.0%) over the same periods in 2012.

Liquidity and Capital Resources

Cash flow used in operations for the six months ending June 30, 2013 amounted to $718,341 which mainly consisted the following: six months net loss of $35,089 plus 1) increase in accounts receivable of $491,194, 2) increase in deposits of $25,000, and 3) decrease in accounts payable and accrued expenses of $237,933, offset by 1) depreciation expense of $2,931, 2) decrease in current assets of $46,555 and 3) an increase in other accrued liabilities of $21,389.

On June 30, 2013 the Company had total assets of $8,550,632 compared to $8,842,118 on December 31, 2012, a decrease of $291,486 or 3.2%.  The Company had total IPLO stockholders’ equity of $3,056,612 on June 30, 2013, compared to stockholders’ equity of $3,108,136 at December 31, 2012, a decrease of $51,523 (1.7%).  As of June 30, 2013 the Company's working capital position decreased by $34,135 from working capital of $1,528,321 at December 31, 2012 to working capital of $1,494,185 at June 30, 2013.

Capital Resources

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations or from its positive working capital position at June 30, 2013.

Item 4T. Controls and Procedures.

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

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements

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

IDENTIFIED MATERIAL WEAKNESS

•	A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.
•	Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of June 30, 2013:
•	We lack an effective period-end financial statement reconciliation process to transition from Taiwan Accounting Standards to U.S. Generally Accepted Accounting Principles (“GAAP”).
•	We lack formal guidance or checklist of procedures to facilitate the reconciliation of the financial statements reported under Taiwan accounting standards to GAAP.

MANAGEMENT'S REMEDIATION INITIATIVES

We are undertaking the remedial measures to establish effective disclosure controls and procedures and internal control over financial reporting, including improving the supervision and training of our accounting staff to understand and implement accounting requirements, policies and procedures for the accounting of variable interest entities. We are reviewing the qualifications of qualified GAAP consultants who can work with the Company’s Chief Financial Officer and Taiwan accounting team to identify GAAP related issues and help evaluate and address such issues before they present problems in reporting in the United States. We are planning to utilize a qualified consultant on an on-going basis. We also appointed an independent director who is knowledgeable in US GAAP to our board of directors. The remediation initiatives are an ongoing process of establishing and meeting recording and reporting milestones that are designed to provide an effective system of internal control over financial reporting. We expect to have the system fully operational within the current fiscal year. Until then, executive and financial management is closely scrutinizing the recording and reporting of all material financial transactions.

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

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters of a Vote to Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

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

International Packaging and Logistics Group, Inc.

(Registrant)

Dated: August 19, 2013	By:	/s/ Owen Naccarato
Owen Naccarato
Chief Executive Officer
Principal Financial Officer and Director

	By:	/s/ Allen Lin
Allen Lin, Director
President H&H Glass

	By:	/s/ William Gresher
William Gresher, Director

