Form 10-Q
period 2013-09-30
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2013-11-19
CIK 822997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013 or

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

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of October 31, 2013 was 4,961,357

International Packaging and Logistics Group, Inc.,

and Subsidiaries

Condensed Consolidated Financial Statements

for the Three and Nine Months Ended

September 30, 2013 and 2012

C O N T E N T S

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations and Comprehensive Income	3

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	7 – 21

i

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2013 and December 31, 2012

(Unaudited)

	September 30	December 31
	2013	2012
	(Unaudited)	(Audited)
Current Assets
Cash	$1,229,055	$1,387,939
Accounts receivable, net	5,494,731	5,860,116
Other current assets	9,073	14,248

Total Current Assets	6,732,859	7,262,303

Property, Plant and Equipment, net	7,155	10,319

Other Assets
Prepaids	14,251	49,907
Deposits	64,652	40,184
Contract in place	1,295,726	1,295,726
Deferred tax assets	183,679	183,679

Total Other Assets	1,558,308	1,569,496

Total Assets	$8,298,322	$8,842,118

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$5,071,911	$5,621,853
Notes payable - related party	80,000	80,000
Other current liabilities	25,276	32,129

Total Current Liabilities	5,177,187	5,733,982

Commitments and contingencies	–	–

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2013 and December 31, 2012

(Unaudited)

	September 30	December 31
	2013	2012
Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,730 Series A issued and outstanding	98	98
400,000 Series B issued and outstanding	40	40
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,961,357 issued and outstanding	4,961	4,961
Additional paid-in capital	2,202,877	2,202,877
Accumulated other comprehensive income	42,323	52,359
Retained earnings (deficit)	(3,208)	(28,144)
Non controlling interest	874,044	875,945

Total Stockholders' Equity	3,121,135	3,108,136

Total Liabilities and Stockholders' Equity	$8,298,322	$8,842,118

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2013	2012	2013	2012
Revenues
Packaging	$24,814,637	$23,979,977	$8,166,658	$8,775,720
Logistics	5,545,734	7,155,838	1,728,910	2,322,912

Total Revenues	30,360,371	31,135,815	9,895,568	11,098,632

Cost of Goods Sold
Packaging	23,834,770	23,140,270	7,840,207	8,526,993
Logistics	4,661,720	6,216,822	1,458,851	2,001,769

Total Cost of Goods Sold	28,496,490	29,357,092	9,299,058	10,528,762

Gross Profit	1,863,881	1,778,723	596,510	569,870

Operating Expenses
Administrative expenses	732,916	644,361	207,894	223,059
Rent	96,427	147,996	30,073	49,549
Salaries and wages	1,004,040	911,510	302,756	302,827

Total Operating Expenses	1,833,383	1,703,867	540,723	575,435

Loss from Operations	30,498	74,856	55,787	(5,565)

Other Income
Interest income (expense), net	619	(649)	46	(410)
Other income (expense)	3,729	4,452	1,764	1,228
Rent Income	670	–	477	–
Total Other Income	5,018	3,803	2,287	818

Net Income (Loss) before Income Taxes	35,516	78,659	58,074	(4,747)

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2013	2012	2013	2012

Income tax benefit (expense)	(12,482)	(32,262)	48	(2,372)

Net Income (Loss)	23,034	46,397	58,122	(7,119)

Net (gain) loss attributable to non controlling interest	1,902	(26,386)	72	(11,786)

Net Income (Loss) attributable to common stockholders’	24,936	20,011	58,194	(18,905)

Comprehensive Income
Unrealized loss on investments	–	–	–	–
Currency translation adjustment	(10,036)	(7,094)	6,400	932

Comprehensive Income (Loss)	$14,900	$12,917	$64,594	$(17,973)

Earnings per weighted average share of common stock - basic	$0.01	$0.00	$0.01	$(0.00)

Earnings per weighted average share of common stock - diluted	$0.00	$0.00	$0.01	$(0.00)
Weighted average shares outstanding - basic	4,961,357	4,961,357	4,961,357	4,961,357
Weighted average shares outstanding - diluted	6,336,087	6,336,087	6,336,087	4,961,357

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	September 30	September 30
	2013	2012
Increase (decrease) in cash and cash equivalents:
Net income	$23,034	$46,397
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	2,965	10,173
Loss on disposal of PP&E	–	141
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	347,546	(1,375,054)
Decrease in prepaid expense	–	70,881
Increase in deposits	(25,000)	–
Decrease deferred tax asset	–	15,879
Decrease in current assets	39,647	49,308
(Decrease) Increase in accounts payable and accrued expenses	(539,523)	618,202
Increase (Decrease) in other current liabilities	(2,551)	7,722
Net cash used in operating activities	$(153,882)	$(556,351)

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	September 30	September 30
	2013	2012
Cash flow from investing activities:
Net cash from investing activities	–	–
	–	–
Cash flow from financing activities:
Net cash provided by financing activities	–	–

Effect of currency translation	(5,002)	1,825

Net decrease in cash and cash equivalents	(158,884)	(554,526)
Cash and cash equivalents at beginning of period	1,387,939	1,140,791
Cash and cash equivalents at end of period	$1,229,055	$586,265

Supplementary Disclosures of Cash Flow
Cash paid during the year for:
Interest	$–	$1,435
Taxes (refund)	$36,345	$(63,051)

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2013

1.	Summary of Significant Accounting Policies

Organization and Basis of Presentation

These interim condensed consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”). The interim condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States. The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. The Company’s fiscal year end is on December 31.

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

Operating results for the three and nine month periods ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

September 30, 2013

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

In consideration of services provided by the consultant, EZ Link Corp will pay a consulting fee equal to all of its net income on a quarterly basis. There was a cumulative net loss from January 1, 2013 to September 30, 2013 of approximately $3,900.

The terms of these Consulting Agreements begin as of the date of the Contractual Agreements, and shall continue in perpetuity, unless terminated in accordance with relevant provisions in the agreements or by any other agreement reached by all parties.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

September 30, 2013

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

The accompanying consolidated financial statements at September 30, 2013, include EZ Link Holdings, Ltd., and subsidiaries from the January 1, 2010 date of acquisition. Intercompany accounts and transactions have been eliminated upon consolidation.

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

September 30, 2013

1.	Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

The Company evaluates the criteria outlined in FASB ASC Subtopic 605-45, Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross. If the Company is not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, the Company generally records the net amounts as commissions earned.

The Company’s shipping and handling costs are included in cost of sales for all periods presented.

Packaging Revenue

Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Outbound shipping and handling charges are included in revenue.

Logistics Revenue

The Company recognizes logistics revenue provided that Logistics revenue delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Outbound shipping and handling charges are included in revenue. The Company has general inventory risk before the customer order is placed and has general shipping space reservation risk before customer’s shipment is gated in the terminal.

Foreign Currency Translation

As of September 30, 2013 the accounts of the EZ Link were maintained, and its consolidated financial statements were expressed, in NTD. Such consolidated financial statements were translated into USD with NTD as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the nine month periods ended September 30, 2013 and 2012.

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

Concentration of Credit Risk

The Company maintains balances in a Money Market Fund that is not federally insured. Balances in this fund were $676,800 and $956,365 at September 30, 2013 and December 31, 2012, respectively.

At December 31, 2012, under the FDIC Transaction Account Guarantee Program (TAG), all non-interest bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2013

1.	Summary of Significant Accounting Policies (continued)

Coverage under TAG was in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. This temporary coverage ended on December 31, 2012. The Company had uninsured cash balances in these accounts of $107,843 and $0 at September 30, 2013 and December 31, 2012, respectively.

Total balances in excess of FDIC coverage at September 30, 2013 and December 31, 2012 were $784,643 and $956,395, respectively.

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of September 30, 2013, 80.2% of H&H Glass’s Accounts Receivable were attributable to three customers. As of December 31, 2012, 85.0% of H&H Glass’s Accounts Receivable were attributable to three customers.

Concentration of Credit Risk - continued

H&H Glass purchased 100% of its glass from one vendor in the three and nine month periods ending September 30, 2013 and 2012.  During the three-month period ending September 30, 2013 and 2012, H&H Glass purchased $7,095,734 and $7,371,969 of products from this vendor, respectively.  During the nine months ended September 30, 2013 and 2012, H&H Glass purchased $21,624,131 and $20,298,269 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.

Allowance for Doubtful Accounts

At September 30, 2013 and December 31, 2012 H&H Glass had allowance for doubtful reserves of $16,194 and $16,194 respectively.

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

Net Earnings/(Loss) per Share

Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic earnings per share is computed as net income/(loss) applicable to common stockholders’ divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2013

Comprehensive Income (Loss)

The Company reports and displays comprehensive income and its components in a full set of general purpose consolidated financial statements. The Company’s translation gains of $6,400 and $932 for the three month periods ended September 30, 2013 and 2012 and a loss of $10,036 and $7,094 for the nine month periods ended September 30, 2013 and 2012, respectively, relate to the translation of financial statements from New Taiwan Dollar to US Dollars.

2.	Preferred Stock Transactions

The Preferred Shares shall be convertible into common shares in two equal tranches, the first being upon completion and receipt of the year ending December 31, 2010, financials if all of the following performance targets are met by EZ Link:

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

September 30, 2013

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

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2013

2.	Preferred Stock Transactions - continued

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

During the nine months ending September 30, 2013 and 2012 no stock was issued.

4.	Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $65,000 and $62,500 for the three-month periods ended September 30, 2013 and 2012, respectively, and $195,000 and $187,500 for the nine-month periods ended September 30, 2013 and 2012, respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $14,500 and $14,000 for the three-month periods ended September 30, 2013 and 2012, and $43,500 and $42,000 for the nine-month periods ended September 30, 2013 and 2012.

William Gresher

For each three-month period ended September 30, 2013 and 2012, Mr. Gresher, a member of the Board of Directors, was paid $1,500 in cash for Director fees.

For each nine-month period ended September 30, 2013 and 2012, Mr. Gresher, a member of the Board of Directors, was paid $4,500 in cash for Director fees.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2013

4.	Related Party Transactions - continued

Owen Naccarato

For each three-month period ending September 30, 2013 and 2012 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $9,000 in cash for legal fees and for the three month period ending September 30, 2013 was paid $1,500 in cash for Directors fees.

For each nine-month period ending September 30, 2013 and 2012 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $27,000 in cash for legal fees and for the nine month period ending September 30, 2013 was paid $4,500 in cash for Directors fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation. EZ Link rents its offices from Easy Global Company, Ltd. During the three months ended September 30, 2013 and 2012, EZ Link paid $11,280 and $11,509, respectively, and for the nine months ended September 30, 2013 and 2012, EZ Link paid $34,457 and $34,714, respectively to Easy Global Company for rent expense.

5.	Property and Equipment

The Company’s property and equipment at September 30, 2013 and December 31, 2012, consisted of the following:

	September 30, 2013	December 31, 2012
Furniture and fixtures	$14,552	$14,552
Computers and equipment	148,023	150,456
Leasehold improvements	–	19,005
	162,575	184,013
Less accumulated depreciation	(155,420)	(173,694)
Total	$7,155	$10,319

The Company recorded depreciation expense for the nine-month periods ending September 30, 2013 and 2012, of $2,965 and $10,173 respectively.

6.	Commitments and Contingencies

Litigation

The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2013

6.	Commitments and Contingencies - continued

Leases

Operating leases

H&H Glass rents approximately 2,900 square feet of office space for its headquarters. The lease began on January 1, 2013 and expires on August 31, 2019. As of September 30, 2013, total monthly base rent is $6,235 per month.

EZ Link rents 2,388 square feet of office space for its headquarters. The original lease began on October 1, 2011, through March 31, 2012. The lease is renewed annually. As of September 30, 2013, total base monthly rent is $6,595 per month.

EZ Link also rents 182 square feet of office space. The lease began on April 15, 2011, and expires on April 14, 2014. The lease has a 3% increase each year. As of September, 2013, total base monthly rent is $1,436

EZ Link also maintains operating leases for parking spaces and vehicles used in its operations expiring through June 23, 2014.

Future minimum payments on this lease for fiscal years following December 31, 2013, are:

Year ended December 31,
2013	47,687
2014	127,136
2015	80,908
2016	83,344
2017	85,129
Thereafter	146,280
$570,484

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2013

7.	Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. There was net income during the nine months ended September 30, 2013 and 2012, and the three months ended September 30, 2013 with negative earnings during the three months ended September 30, 2012, therefore the Company’s Convertible Preferred Shares would constitute potentially dilutive securities except for the three month period ended September 30, 2012. Earnings per share at September 30, 2013, is calculated using the number of common shares issued to effect the business combination as being outstanding during the entire period.

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended September 30,
	2013	2012
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to IPL Group common stockholders	$58,194	$(18,905)

Weighted average common shares outstanding	4,961,357	4,961,357
Basic earnings per share of common stock	$0.01	$(0.00)

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to IPL Group common stockholders	$58,194	$(18,905)

Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	1,374,730	–
Weighted average common shares outstanding after effect of dilutive securities	6,336,087	4,961,357

Diluted earnings per share of common stock	$0.01	$(0.00)

	For the Nine Months Ended September 30,
	2013	2012
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to IPLGroup common stockholders	$24,936	$20,011

Weighted average common shares outstanding	4,961,357	4,961,357
Basic earnings per share of common stock	$0.01	$0.01

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to IPL Group common stockholders	$24,936	$20,011

Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	1,374,730	1,374,730
Weighted average common shares outstanding after effect of dilutive securities	6,336,087	6,336,087

Diluted earnings per share of common stock	$0.00	$0.00

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2013

8.	Segment Reporting

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the three and nine months ending September 30, 2013:

For the nine months ending September 30, 2013	Packaging	Logistics	Total

Revenue	$24,814,637	5,545,734	30,360,371
Operating Income	27,052	3,445	30,497
Total Assets	7,359,330	938,992	8,298,322
Interest Income	217	402	619
Interest Expense	0	0	0
Depreciation	$0	2,939	2,965

For the three months ending September 30, 2013	Packaging	Logistics	Total

Revenue	$8,166,658	1,728,910	9,895,568
Operating Income	58,268	(2,481)	55,787
Total Assets	7,359,330	938,992	8,298,322
Interest Income	0	46	46
Interest Expense	0	0	0
Depreciation	$0	(24)	(24)

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2013

9.	Unrestricted Net Assets

EZ Link Corp. has retained earnings of approximately $62,671 as of September 30, 2013. Distributions and other payments to EZ Link Holdings, Ltd. from its subsidiary, EZ Link Corp. may not permitted by the Taiwan government. Condensed financial information of the United States operations is as follows:

	September 30,	December 31,
Balance Sheets	2013	2012

Assets
Cash and cash equivalents	$864,920	$1,115,982
Accounts receivable, net	4,979,731	4,932,202
Other current assets	(2,158)	(1,240)
Total current assets	5,842,493	6,046,944

Investment in EZ Link Holdings, Ltd.	857,143	857,143
Deposits	37,433	12,433
Deferred tax assets	183,679	183,679
Total assets	$6,920,748	$7,100,199

Liabilities

Accounts payable	$4,616,846	$4,822,195
Accrued liabilities	62,175	63,190
Notes payable to related party	80,000	80,000
Total current liabilities	4,759,021	4,965,385

Total liabilities	4,759,021	4,965,385

Stockholders' equity
Common stock	4,961	4,961
Preferred stock	138	138
Additional paid-in capital	2,202,877	2,202,877
Retained earnings	(46,249)	(73,162)
Total stockholders' equity	2,161,727	2,134,814
Total liabilities and stockholders' equity	$6,920,748	$7,100,199

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2013

9.	Unrestricted Net Assets - continued

	Three Months	Three Months
	September 30,	September 30,
Statement of Operations	2013	2012

Net sales	$8,166,658	$8,775,720
Cost of goods sold	(7,840,207)	(8,526,993)

Operating expenses	(268,183)	(273,452)
Loss from operations	58,268	(24,725)

Other income and (expense)
Interest income	36	(187)

Other income	1,245	1,230
Realized gain on investment	–	–

Income tax benefit (payable)	(1,600)	–
Total other income	(319)	1,043
Net Income	$57,949	$(23,682)

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2013

9.	Unrestricted Net Assets - continued

	Nine Months	Nine Months
	September 30,	September 30,
Statement of Operations	2013	2012

Net sales	$24,814,637	$23,979,977
Cost of goods sold	(23,834,770)	(23,140,270)

Operating expenses	(952,815)	(825,832)
Loss from operations	27,052	13,875

Other income and (expense)
Interest income	217	(169)

Other income	1,245	3,630
Realized gain on investment	–	–

Income tax benefit (payable)	(1,600)	–
Total other income	(138)	3,461
Net Income	$26,914	$17,336

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2013

9.	Unrestricted Net Assets - continued

Information of the United States operations is as follows:

	Nine Months	Nine Months
	September 30,	September 30,
Statements of Cash Flows	2013	2012

Net cash provided by operating activities:	$(251,062)	$(486,631)

Cash flow from investing activities
Proceeds from sale of investment	–	–
Net cash provided by investing activities	–	–

Cash flow from financing activities:
Proceeds from note payable - related party	–	–
Net cash provided by financing activities	–	–

Net increase in cash	(251,062)	(486,631)
Cash, beginning of period	1,115,982	803,072
Cash, end of period	$864,920	$316,441

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operation

Our general operating plan is as follows:

Short Term

—	Continue growing revenue and profits through the existing business;
—	focus closely on product mix, improve our gross margin and develop new projects with existing clients;
—	expand the supply network for our products;
—	expand our current business model to include other areas that fall within our distribution expertise such as packaging that uses plastic and acrylic material.
—	Develop a growth strategy for our logistics business

Long Term

—	Expand our service into other areas such as Europe and Australia through the same supplier channel. Our existing business model copies to other markets naturally.
—	Expand the client base and areas of service of our logistics business.
—	Look into new but related high growth business opportunities

Results of Operations

Three and nine months ending September 30, 2013 and 2012

Revenue:

For the three months ending September 30, 2013 and 2012, revenues were $9,895,568 and $11,098,632 respectively, for a decrease of $1,203,064 (10.8%) over the same period in 2012. The decrease in revenue is a mainly due a decrease in packaging revenue of $609,062 (6.9%) and a decrease in logistics revenue of $594,002 (25.6%). Higher packaging revenue in Q3 of 2012 was a result of manufacturing capacity easing up allowing for a backlog of orders to get processed. The decrease in logistics revenue was mainly a result of decreased local business.

For the nine months ending September 30, 2013 and 2012, revenues were $30,360,371 and $31,135,815 respectively, for a decrease of $775,444 (2.5%) over the same period in 2012. The decrease in revenue is a mainly due to a decrease in logistics revenue of $1,610,104 (22.5%) offset by an increase in packaging revenue of $834,660 (3.5%).

Cost of Goods Sold:

Cost of goods sold for the three months ending September 30, 2013 and 2012 were $9,299,258 and $10,528,762 respectively, for a decrease of $1,229,504 (11.7%) over the same period in 2012. This decrease consists of a decrease in packaging cost of goods sold of $686,786 (8.1%) which was a direct result of the decrease in sales, plus a decrease in logistics cost of goods sold of $542,918 (27.1%) from the same period in 2012 mainly due to a decrease in local shipping business.

Cost of goods sold for the nine months ending September 30, 2013 and 2012 were $28,496,490 and $29,357,092 respectively, for a decrease of $860,602 (2.9%) over the same period in 2012. This decrease consists of an increase in packaging cost of goods sold of $694,500 (3.0%) which was a direct result of the increase in sales, offset by a decrease in logistics cost of goods sold of $1,555,102 (25.0%) from the same period in 2012 due to decrease in local shipping business on a year to date basis.

Gross Profit:

Gross profit was $596,510 and $569,870 for the three months ending September 30, 2013 and 2012, an increase of $26,640 ($4.6%) over the same period in 2012. The gross profit margin as a percent of sales for the three months ending September 30, 2013 and 2012 was 6.0% and 5.1 % respectively for an increase of 0.9%. The increase is a result of a 1.2% increase in profit percent from the packaging business plus an increase in gross profit percent of 1.8% from the logistics business.

Gross profit was $1,863,881 and $1,778,723 for the nine months ending September 30, 2013 and 2012, an increase of $85,158 (4.8%) over the same period in 2012.   The gross profit margin as a percent of sales for the nine months ending September 30, 2013 and 2012 was 6.1% and 5.7 % respectively for an increase of 0.4%. The increase is a result of a 0.04% gross profit percent increase from the packaging business plus an increase in the gross profit percent from the logistics business of 2.8%.

Operating Expenses:

Operating expenses for the three month period ended September 30, 2013 and 2012 were $540,723 and $575,435 respectively for a decrease of $34,712 (6.0%) from the same period prior year. Operating expenses for the nine month period ended September 30, 2013 and 2012 were $1,833,383 and $1,703,867 respectively for an increase of $129,516 (7.6%) from the same period prior year. These differences in operating expenses were mostly attributable to the following:

Three months ending:	9/30/2013	9/30/2012	$ VAR	% VAR
Salaries & Related Expense	$302,756	$302,827	$(71)	0.0%

Rent	30,073	49,549	(19,476)	-39.3%	Packaging rent decreased $18,314 and EZ Link rent decreased by $1,162.
Meals & Entertainment	8,917	10,401	(1484)	-14.3%	Packaging expense was down $1,909, EZ Link up $124.
Travel Expense	59,312	51,033	8,279	16.2%	Increase in packaging travel of $7,436, increase in EZ Link travel of $842
Miscellaneous	139,665	161,625	(21,960)	-13.6%	Miscellaneous items
Total Expenses	$540,723	$575,435	($34,712)	-6.0%

Nine months ending:	9/30/2013	9/30/2012	$ VAR	% VAR
Salaries & Related Expense	$1,004,040	$911,510	$92,530	10.2%	Packaging salary higher in 2013 by $51,927 plus $40,674 increase in EZ Link salary (bonuses).
Rent	96,427	147,996	(51,569)	-34.8%	Packaging rent lower by $48,724 and EZ Link rent decreased $2,845
Insurance	132,818	125,419	7,399	5.9%	Packaging insurance increased $2,808, EZ Link up $4,591.
Meals & Entertainment	25,421	27,068	(1,647)	-6.1%	Packaging decreased by $2,048
Travel Expense	167,275	158,728	8,547	5.4%	Increase in packaging travel of $9,933, decrease in EZ Link travel of $6,358.
Miscellaneous	407,402	333,146	74,256	22.3%	Miscellaneous items
Total Expenses	$1,833,383	$1,703,867	$129,516	7.6%

Other Income (Expenses):

Interest income (expense) for the three months ended September 30, 2013 and 2012 was $46 and ($410) respectively for an increase of $456 (111.2%) from the same period prior year. Interest income (expense) for the nine months ended September 30, 2013 and 2012 was $619 and ($649) respectively for an increase of expense $1,268 (195.4%) from the same period prior year.

Other income was $1,764 for the three months ending September 30, 2013, an increase of $536 (43.6%) over the same period in 2012 and for the nine months ending September 30, 2013, other income was $3,729 a decrease of $723(16.2%) over the same period in 2012.  Rent income was $477 and $670 for the three and nine months ending September 30, 2013, an increase of $477 (100.0%) and $670 (100%) respectively over the same periods in 2012.

Liquidity and Capital Resources

Cash flow used in operations for the nine months ending September 30, 2013 amounted to $153,882 which mainly consisted the following: 1) decrease in accounts payable and accrued expenses of $539,523, 2) increase in deposits of $25,000, and 3) decrease in other current liabilities of $2,551, offset 1) by nine months net income of $23,034, 2) increase in accounts receivable of $347,546, 3)depreciation expense of $2,965, and 3) a decrease in current assets of $39,647.

On September 30, 2013 the Company had total assets of $8,298,322 compared to $8,842,118 on December 31, 2012, a decrease of $543,796 or 6.2%.  The Company had total stockholders’ equity of $3,121,135 on September 30, 2013, compared to stockholders’ equity of $3,108,136 at December 31, 2012, an increase of $12,999 (0.4%).  As of September 30, 2013 the Company's working capital position increased by $27,351from working capital of $1,528,321 at December 31, 2012 to working capital of $1,555,672 at September 30, 2013.

Capital Resources

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations or from its positive working capital position at September 30, 2013.

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

IDENTIFIED MATERIAL WEAKNESS

•	A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

•	Management identified the following material weakness in internal control during its assessment of internal controls over financial reporting as of September 30, 2013:

•	We lack an effective period-end financial statement reconciliation process to transition from Taiwan Accounting Standards to U.S. Generally Accepted Accounting Principles (“GAAP”).

•	We lack formal guidance or checklist of procedures to facilitate the reconciliation of the financial statements reported under Taiwan accounting standards to GAAP.

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

International Packaging and Logistics Group, Inc.

(Registrant)

Dated: November 19, 2013	By:	/s/ Owen Naccarato
Owen Naccarato
Chief Executive Officer
Principal Financial Officer and Director

Dated: November 19, 2013	By:	/s/ Allen Lin
Allen Lin, Director
President H&H Glass

Dated: November 19, 2013	By:	/s/ William Gresher
William Gresher
Director

