Form 10-K
period 2013-12-31
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2014-04-09
CIK 822997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

As of December 31, 2013 (the last business day of the registrant’s year -end), the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the OTC Markets was approximately $695,827. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 4,961,357 shares of the registrant’s common stock outstanding as of March 25, 2014.

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

The capital stock of EZ Link Holdings, Ltd. consists of 50,000 authorized shares of common stock, US$1.00 par value, of which 24,500 shares were issued and outstanding and held by Seller (“Shares”). Upon the terms and conditions set forth below, Seller assigned fifty-one percent (51%) of its shares, or 25,500 shares in the aggregate, to Buyer, such that, following such transaction, EZ Link Holdings, was a majority owned subsidiary of Buyer. The parties agreed that 51% ownership of the issued and outstanding shares of EZ Link Holdings, Ltd. had an estimated market value of approximately US$857,143 (the “Purchase Price”).

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

EZ Link has 30 full time employees.

ITEM 2.     Description of Property

International Packaging and Logistics Group, Inc.’s corporate headquarters are located in the H&H Glass offices at 7700 Irvine Center Drive, Suite 870, Irvine California 92618. H&H Glass rents approximately 2,900 square feet of office space for its headquarters. The lease began on January 1, 2013 and expires on August 31, 2019. As of December 31, 2013, total monthly base rent is $6,235 per month.

ITEM 3.     Legal Proceedings

None

ITEM 4.     Mine Safety Disclosure

Not applicable

PART II

ITEM 5.     Market for Common Equity and Related Shareholder Matters

Our common stock is quoted on the Over-the-Counter Bulletin Board, (“the OTCBB”), under the trading symbol “IPLO”. The following table set forth the quarterly high and low bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions. The low prices are often arbitrary prices put in the system by market makers.

	High	Low
Year ended December 31, 2012
First quarter	$ 1.01	$ 0.08
Second quarter	$ 0.81	$ 0.81
Third quarter	$ 0.81	$ 0.01
Fourth quarter	$ 0.85	$ 0.02
Year ended December 31, 2013
First quarter	$ 0.85	$ 0.12
Second quarter	$ 0.75	$ 0.12
Third quarter	$ 0.75	$ 0.12
Fourth quarter	$ 0.75	$ 0.01

As of December 31, 2013, there were approximately 828 registered shareholders of the Company’s Common Stock with 4,961,357 shares issues and outstanding.

Dividends

To date, the Company has not declared or paid dividends on its Preferred or Common Stock.

Transfer Agent and Registrar

The Company’s transfer agent is Jersey Transfer and Trust Company located at 201 Bloomfield Avenue, Verona, NJ 07044.

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

Overview

We import glass containers from Asia and distribute to the North American market including Canada. This was a result of International Packaging and Logistic Group, Inc. (“IPL Group, Inc.”) acquiring H&H Glass in July of 2007. IPL Group, Inc. closed its pharmacy business in February 2007.

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

Results of Operations

Year Ended December 31, 2013 Compared to December 31, 2012

Revenue:

For the years ending December 31, 2013 and 2012, revenues were $41,012,840 and $40,242,146 respectively, for an increase of $770,694 or 1.9% over the same period in 2012. The increase in revenue is a mainly due to an increase in Packaging revenue of $2,942,991 or 9.5% as result of an improved economy offset by a decrease in Logistics revenue of $2,172,297 or 23.7%.

Cost of Goods Sold:

Cost of goods sold for the years ending December 31, 2013 and 2012 were $38,525,545 and $37,833,633 respectively, for an increase of $691,912 or 1.8% over the same period in 2012. This increase is mainly due to the increase in Packaging cost of goods sold of $2,809,356 or 9.4% due to the increase in business and offset by a decrease in Logistics cost of goods sold of $2,117,444 or 26.8% due to a decrease in revenue.

Gross Profit:

Gross profit was $2,487,295 and $2,408,513 for the years ending December 31, 2013 and 2012, an increase of $78,782 or 3.3% over the same period in 2012. The gross profit margin as a percent of sales for the years ending December 31, 2013 and 2012 was 6.1% and 6.0 % respectively for an increase of 0.1%. The increase is a result of a 3.5% increase in gross profit percent from the logistics business and a 0.1% increase in gross profit percentage from the packaging business.

Operating Expenses:

Operating expenses were $2,481,313 and $2,308,130 for the years ending December 31, 2013 and 2012, an increase of $173,183 (7.5%) over the same period in 2012. The increase in operating expenses was mostly attributable to the following:

Twelve months ending:	12/31/2013	12/31/2012	$ VAR	% VAR
Salaries & Related Expense	$1,393,499	$1,266,019	$127,480	10.1%	Packaging salaries higher in 2013 by $96,466 plus a $31,014 increase in EZ Link salary expense.

Rent	126,992	195,170	($68,178)	-34.9%	Packaging rent decreased by $64,074 and EZ Link rent decreased by $4,104.

Insurance	171,838	153,694	$18,144	11.8%	Packaging Insurance increased by $12,248 plus an increase in EZ Link group insurance of $5,896.

Meals & Entertainment	88,882	84,808	$4,074	4.8%	Packaging expense increased $1,482 over prior year, and EZ link increased $2,592 over prior year.

Legal	36,000	36,000	$0	0.0%	No change.

Accounting	171,785	98,095	$73,690	75.1%	2011 had accrued audit fees which reduced the 2012 audit expenses.

Travel Expense	243,698	227,140	$16,558	7.3%	Increase in EZ Link travel of $25,921 offset by Packaging travel decrease of $9,363.

Miscellaneous	248,619	247,204	$1,415	0.6%	Miscellaneous items
Total Expenses	$2,481,313	$2,308,130	$173,183	7.5%

Other Income (Expense):

Interest income (expense) for the years ended December 31, 2013 and 2012 was $2,210 and ($78) respectively for an increase of $2,288 (2933.3%) from the same period in 2012.

Other income for the years ended December 31, 2013 and 2012 was $3,737 and $5,702 respectively for a decrease of $1,965 (34.5%) over the same period in 2012.

Rental income for the years ended December 31, 2013 and 2012 was $1,151 and $0, respectively, an increase of $1,151 (100.0%) over the same period in 2012.

Liquidity and Capital Resources

Net cash used by operating activities for the year ended December 31, 2013 amounted to $185,881, which mainly consisted of the following: an increase in accounts receivable of $278,036, and an increase in deferred tax assets of $80,636, offset by the yearly net income of $84,655, depreciation expense of $2,921, an increase in other current assets of $36,649, a decrease in other current liabilities of $29,174, and an increase in accounts payable and accrued expenses of $19,392.

On December 31, 2013 the Company had total assets of $8,931,524 compared to $8,842,118 on December 31, 2012, an increase of $89,406 or 1.0%.  The Company had total stockholders’ equity of $3,174,846 on December 31, 2013, compared to total stockholders’ equity of $3,108,136 on December 31, 2012, an increase of $66,710 (2.1%). As of December 31, 2013 the Company's working capital position increased by $14,294 (0.9%) from working capital of $1,528,321 at December 31, 2012 to working capital of $1,542,615 at December 31, 2013.

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

EZ Link Corporation is governed by Taiwan’s Income Tax Law and local income tax laws. Pursuant to the Taiwan Income Tax Law, enterprises are subject to tax at a statutory rate of 17%. The local government has also provided companies with various incentives to encourage economic development in the region. Such incentives include reduced tax rates and other measures

Subsequent Events

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework").

A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is mainly one person involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties. We have hired an additional administrative person and retained an outside professional firm to assist in the separation of duties on an ongoing basis. The use of the outside firm has proven successful in assisting in the separation of duties. However, additional people are not needed to do the administrative work therefore segregation of duties will continue to be an ongoing weakness.

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

Based on this evaluation and because of the material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013.

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

Item 9B.     Other Information.

N/A

PART III

ITEM 10.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company has three directors and a sole executive officer, and their ages and positions with the Company as of December 31, 2011 are as follows:

Name	Age	Office	Since
Owen Naccarato	64	Director, CEO and Acting CFO	April 2012
William Gresher	67	Director	January 2007
Allen Lin	60	Director	January 2007

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

Owen Naccarato has been corporate counsel and secretary for the Company since 2007. Mr. Naccarato also has for the last fifteen years been a practicing attorney specializing in corporate and securities law. Prior to practicing law, Mr. Naccarato held various high level financial and operating positions with fortune 500 firms. Mr. Naccarato is a member of the American Bar Association, the California State Bar Association, the Orange County and the Los Angeles County Bar Associations. Mr. Naccarato has a J.D. from Western State University, an MBA from DePaul University and an undergraduate degree in accounting from Northern Illinois University. Mr. Naccarato is also a Director for Smart-tek Solutions, Inc. and Greengro Technologies Inc.

Compensation of Directors:

Directors received remuneration totaling in aggregate of $12,000 during the years ended December 31, 2013 and 2012. Directors receive $500 a month in directors’ fees with the exception of Mr. Lin who received no compensation for the years ended December 31, 2013 and 2012.

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

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

ITEM 11.     Executive Compensation

The following table sets forth certain summary information regarding compensation paid by IPL Group for services rendered during the fiscal years ended December 31, 2012 and 2011, respectively, to the Company’s Chief Executive Officer and Chief Financial Officer during such period.

Summary Compensation Table

Executive Compensation:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Owen Naccarato, CEO and CFO	2013	0	0	0	0	0	0	42,000	42,000
	2012	0	0	0	0	0	0	42,000	42,000
Allen Lin, President H& H Glass	2013	270,000	0	0	0	0	0	35,000	305,000
	2012	250,000	0	0	0	0	0	0	250,000
Chao Win Hua, General	2013	36,280	0	0	0	0	0	0	36,280
Manager, EZ Link	2012	72,318	0	0	0	0	0	0	72,318

During 2013 Mr. Naccarato received $6,000 in director’s fees.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth certain summary information regarding outstanding equity awards as of December 31, 2013 to the Company's Chief Executive Officer and Chief Financial Officer and most highly paid executive officers during such period.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Owen Naccarato	0	0	0	0	0	0	0	0	0
Allen Lin	0	0	0	0	0	0	0	0	0
Chao Win Hua	0	0	0	0	0	0	0	0	0

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Owen Naccarato	$6,000	0	0	0	0	0	$6,000
William Gresher	$6,000	0	0	0	0	0	$6,000
Allen Lin	$0	0	0	0	0	0	$0

Options/SAR Grants in the Last Fiscal Year:

None

Employment Agreements

None

Employee Benefits

H&H Glass offers health insurance to all its employees. H&H Glass also has a discretionary post-employment benefit plan available to its employees.

EZ Link does not have an employee benefit plan.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of December 31, 2013 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock and (ii) the Company's directors and executive officer, and (iii) all officers and directors of the Company as a group.

	Shares beneficially owned (1)
	Number of shares	Percentage of class (2)

Standard Resources Ltd. (3) 8/F Hing Wong Court 21-23 Tai Wong Street East Wanchi, Hong Kong	3,915,000	78.9%

Wu Chia Chen 2F., No.245 Sec. 2, Bade Rd Zhongshan District, Taipei City 104 Taiwan, Republic of China	274,286	5.5%

Officers and Directors as a group	3,915,000	78.9%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2013 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Percentage based on 4,961,357 shares of common stock outstanding as of December 31, 2013.

(3) Standard Resources LTD is a related company to Allen Lin, the founder and CEO of H&H Glass.

ITEM 13.     Certain Relationships and Related Transaction

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $305,000 and $230,000 for the years ended December 31, 2013 and 2012, respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid a salary of $58,000 and $56,000 for the years ended December 31, 2013 and 2012, respectively.

Owen Naccarato

During 2013, Mr. Naccarato, the Company’s Chief Executive Office and acting Chief Financial Officer, was paid director fees of $6,000 and $36,000 for legal fees performed.

William Gresher

During 2013 and 2012, Mr. Gresher, a member of the Board of Directors, was paid $6,000 per year director fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation. EZ Link rents its offices from Easy Global Company, Ltd. During the year ended December 31, 2013 and 2012, EZ Link paid $34,560 and $34,879 respectively to Easy Global Company for rent expense.

ITEM 14.     Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, PMB Helin Donovan, LLP:

	For the Year Ended December 31,
	2013	2012
Audit Fees	$110,000	$110,000
Audit-Related Fees	60,000	60,000
Tax Fees
All Other Fees
Total Fees	$170,000	$170,000

“Audit Fees” consisted of fees billed for services rendered for the audit of the Company’s annual financial statements and audit related fees are for review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

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

Dated: April 9, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Owen Naccarato	April 9, 2014
Owen Naccarato Chief Executive Officer,
Principal Financial Officer and Director

/s/ Allen Lin	April 9, 2014
Director

/s/ William Gresher	April 9, 2014
Director

International Packaging and Logistics Group, Inc.,

and Subsidiaries

Consolidated Financial Statements

for the Years Ended

December 31, 2013 and 2012

C O N T E N T S

Report of Independent Registered Public Accountants	F-1

Consolidated Balance Sheets	F-2 – F-3

Consolidated Statements of Operations and Comprehensive Income(Loss)	F-4 – F-5

Consolidated Statements of Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-24

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

International Packaging and Logistics Group, Inc.:

We have audited the accompanying balance sheets of International Packaging and Logistics Group, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the years in the two-year period ended December 31,2013.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Packaging and Logistics Group, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the united States of America.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

April 8, 2014

Austin, Texas

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2013 and December 31, 2012

	December 31	December 31
	2013	2012
	(Audited)	(Audited)
Current Assets
Cash	$1,192,443	$1,387,939
Accounts receivable, net	6,106,850	5,860,116
Other current assets	–	14,248

Total Current Assets	7,299,293	7,262,303

Property, Plant and Equipment, net	7,050	10,319

Other Assets
Prepaids	25,892	49,907
Deposits	39,248	40,184
Contract in place	1,295,726	1,295,726
Deferred tax assets	264,315	183,679

Total Other Assets	1,625,181	1,569,496

Total Assets	$8,931,524	$8,842,118

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$5,655,668	$5,621,853
Notes payable - related party	80,000	80,000
Other current liabilities	21,010	32,129

Total Current Liabilities	5,756,678	5,733,982

Commitments and contingencies (Note 9)	–	–

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2013 and December 31, 2012

Stockholders' Equity
Convertible preferred shares: $0.001 par value, 2,000,000 shares authorized, 974,730 Series A issued and outstanding	98	98
400,000 Series B issued and outstanding	40	40
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,961,357 issued and outstanding	4,961	4,961
Additional paid-in capital	2,202,877	2,202,877
Accumulated other comprehensive income	34,414	52,359
Retained earnings (deficit)	54,304	(28,145)
Non controlling interest	878,152	875,946

Total Stockholders' Equity	3,174,846	3,108,136

Total Liabilities and Stockholders' Equity	$8,931,524	$8,842,118

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Statement of Operations And Comprehensive Income (Loss)

As of December 31, 2013 and 2012

	Year Ended December 31,
	2013	2012
Revenues
Packaging	$34,005,056	$31,062,065
Logistics	7,007,784	9,180,081

Total Revenues	41,012,840	40,242,146

Cost of Goods Sold
Packaging	32,744,166	29,934,810
Logistics	5,781,379	7,898,823

Total Cost of Goods Sold	38,525,545	37,833,633

Gross Profit	2,487,295	2,408,513

Operating Expenses
Administrative expenses	960,822	846,941
Rent	126,992	195,170
Salaries and wages	1,393,499	1,266,019

Total Operating Expenses	2,481,313	2,308,130

Income from Operations	5,982	100,383

Other Income
Interest income (expense), net	2,210	(78)
Other income	3,737	5,702
Rent Income	1,151	–
Total Other Income	7,098	5,624

Net Income before Income Taxes	13,080	106,007

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Statement of Operations And Comprehensive Income (Loss)

As of December 31, 2013 and 2012

Income tax benefit (expense)	71,575	(25,351)

Net Income	84,655	80,656

Net gain attributable to non-controlling interest	(2,206)	(27,021)

Net Income attributable to common stockholders	82,449	53,635

Comprehensive Income
Currency translation adjustment	(17,945)	5,187

Comprehensive Income	$64,504	$58,822

Earnings per weighted average share of common stock - basic	$0.02	$0.01
Earnings per weighted average share of common stock - diluted	$0.01	$0.01
Weighted average shares outstanding - basic	4,961,357	4,961,357
Weighted average shares outstanding - diluted	6,336,087	6,336,087

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2013 and 2012

	Preferred Stock		Preferred Stock				Additional	Accumulated Other	Accumulated	Non
	Series A		Series B		Common Stock		Paid-In	Comprehensive	(Deficit)/	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Interest	Total
December 31, 2011	974,730	$98	400,000	$40	4,961,357	$4,961	$2,202,877	$47,172	$(81,779)	$848,925	3,022,294

Net Income 2012									53,634	27,021	80,655

Gain on translation								5,187			5,187

December 31, 2012	974,730	$98	400,000	$40	4,961,357	$4,961	$2,202,877	$52,359	$(28,145)	$875,946	3,108,136

Net Income 2013									82,449	2,206	84,655

Loss on translation								(17,945)			(17,945)

December 31, 2013	974,730	$98	400,000	$40	4,961,357	$4,961	$2,202,877	$34,414	$54,304	$878,152	3,174,846

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

	December 31	December 31
	2013	2012
Cash flows from operating activities:
Net income	$84,655	$80,656
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	2,921	13,634
Deferred tax (benefit) expense	(80,636)	6,446
Loss on disposal of PP&E	–	142
Changes in operating assets and liabilities:
Accounts receivable	(278,036)	144,849
Other assets	36,649	154,278
Accounts payable and accrued expenses	19,392	(95,358)
Other current liabilities	29,174	6,864
Net cash (used in)/provided by operating activities	(185,881)	311,511

Cash flow from investing activities:
Net cash from investing activities	–	–

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

Cash flow from financing activities:
Proceeds from short-term borrowing	–	(64,785)
Net cash provided by financing activities	–	(64,785)

Effect of currency translation	(9,615)	422

Net (decrease)/ increase in cash and cash equivalents	(195,496)	247,148
Cash and cash equivalents at beginning of period	1,387,939	1,140,791
Cash and cash equivalents at end of period	$1,192,443	$1,387,939

Supplementary Disclosures of Cash Flow
Cash paid during the year for:
Interest	$–	$1,429
Taxes (refund)	$36,345	$(63,051)

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

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

On January 1, 2010, International Packaging and Logistics Group, Inc., (“IPL Group”), acquired a majority interest in EZ Link Holdings, Ltd., a company organized under the laws of the British Virgin Islands which contractually controls EZ Link Corporation (“EZ Link”), a logistics company headquartered in Taiwan. EZ Link was established in July 2003 under the laws of Taiwan, Republic of China (“PRC”). EZ LINK is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.

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

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

1.     Summary of Significant Accounting Policies (continued)

In consideration of services provided by the consultant, EZ Link Corp will pay a consulting fee equal to all of its net income on a quarterly basis. There was a cumulative net Income from January 1, 2013 to December 31, 2013 of $4,502. The cumulative net income from inception of this contractual arrangement through December 31, 2013 is approximately $78,874.

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

The consolidated financial statements include the accounts of IPL Group, Inc. and its subsidiaries (collectively the “Company”). The Company’s subsidiaries include H&H Glass and 51% of EZ Link Holdings, Ltd.

The accompanying consolidated financial statements at December 31, 2013, include EZ Link Holdings, Ltd., and subsidiaries from the January 1, 2010 date of acquisition. Intercompany accounts and transactions have been eliminated upon consolidation.

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

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

1.     Summary of Significant Accounting Policies (continued)

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

Country risk

As EZ Link Holding, Ltd.’s principal operations are conducted in Taiwan, it is subject to special considerations and significant risks not typically associated with companies in the US. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in Taiwan. The EZ Link Holdings results of operations may be adversely affected by changes in the political and social conditions in Taiwan, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, most of the transactions undertaken in Taiwan are denominated in New Taiwan Dollars (“NTD”), which must be converted into other currencies before remittance out of Taiwan may be considered. Both the conversion of NTD into foreign currencies and the remittance of foreign currencies abroad require the approval of the Taiwan government.  Therefore, it is assumed that there will be limitations on distribution of profits from EZ Link Corp. to EZ Link Holdings.

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

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

1.     Summary of Significant Accounting Policies (continued)

Contract in Place

Goodwill and indefinite-lived intangible assets are not amortized. The carrying value of goodwill is reviewed at least annually for possible impairment. The Company first assesses qualitative factors in order to determine if goodwill is impaired.  If, through the qualitative assessment, it is determined that it is more likely than not that goodwill is not impaired, no further testing is required.  If it is determined that it is more likely than not that goodwill is impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of goodwill at the reporting unit level using an income (discounted cash flow) approach that requires significant management judgment with respect to revenue and expense growth rates and the selection and use of an appropriate discount rate.  No impairment losses were recognized during the years ended December 31, 2013 or 2012.

The contract in place represents the fair value of the consulting contract and operating agreement between EZ Link Holdings, Ltd. and EZ Link Corp. Contract in place is the only intangible asset with an indefinite life on our consolidated balance sheets and is accounted for as goodwill.  We have elected December 31 as the date to perform our annual impairment test.

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

Foreign Currency Translation

As of December 31, 2013, the accounts of the EZ Link were maintained, and its consolidated financial statements were expressed, in NTD. Such consolidated financial statements were translated into USD with NTD as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the years ended December 31, 2013 and 2012.

Cash flow from the Company's operations included in the statement of cash flows is calculated based upon the functional currency using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with arithmetical changes in the corresponding balances on the consolidated balance sheet. No representation is made that the NTD amounts could have been, or could be, converted into USD at the rates used in translation.

Concentration of Credit Risk

The Company maintains balances in a Money Market Fund that is not federally insured. Balances in this fund were $783,519 and $956,365 at December 31, 2013 and December 31, 2012, respectively.

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of December 31, 2013, 86.0% of H&H Glass’s Accounts Receivable were attributable to three customers. As of December 31, 2012, 85.0% of H&H Glass’s Accounts Receivable were attributable to three customers.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

1.     Summary of Significant Accounting Policies (continued)

At December 31, 2013 and 2012 H&H Glass had allowance for doubtful reserves of $59,223 and $16,194, respectively.

In general the Company will reserve a receivable based one of the following reasons; If the receivable is over 90 days old, the Company will reserve 50%, and if over 12 months old, the Company will reserve 100% of the amount.

H&H Glass purchased 100% of its glass from one vendor in the twelve- month periods ending December 31, 2013 and 2012.  During the twelve-month period ending December 31, 2013 and 2012, H&H Glass purchased $29,752,826 and $26,594,010 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass has begun to seek additional suppliers.

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

Comprehensive Income (Loss)

The Company reports and displays comprehensive income and its components in a full set of general purpose consolidated financial statements. The Company’s loss/(gain) on translation was $17,945 and ($5,187) for the year ended December 31, 2013 and 2012, respectively, related to the translation of financial statements from NTD to US Dollars.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance that do not extend the useful life of property and equipment are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and its accumulated depreciation are removed, and the resulting gain or loss is reflected in income.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

1.     Summary of Significant Accounting Policies (continued)

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

The Company accounts for income taxes in accordance ASC Topic 740. Realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, the recognition of tax benefits is required to be recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information. ASC 740 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. As of December 31, 2013 and 2012, the Company has not recognized any obligation for uncertain tax positions.

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

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

2.     Preferred Stock (continued)

Description of the Series B Convertible Preferred Stock

As of January 1, 2010 pursuant to the purchase agreement for 51% ownership in EZ Link Holdings Ltd., approximately 47% of the purchase price amount of $400,000 was paid in Series B convertible preferred shares of IPL Group at a per share value of $1.00, or 400,000 shares.

The Preferred shares are convertible into common shares on a 1:1 ratio at a fixed rate of $1 per share.  Preferred shares have no voting rights, have no redemption rights and earn no dividends.

The Series B Preferred Shares would have been convertible into common shares in two equal tranches, the first tranche was to be upon completion and receipt of the financial statements as of and for the year ending December 31, 2010, if all of the following performance targets were met by EZ Link:

(a) Maintain revenues and before tax earnings same as the prior 12 month period; and

(b) Maintained a positive cash flow from operations over the prior 12 month period.

These criteria were not met so there were no conversions as of December 31, 2013 or 2012.  However, the first tranche will be eligible for conversion again at December 31, 2014. If EZ Link does not reach its performance goals, the conversion rights will be extended each year, on an indefinite basis until the performance goals are reached.

The second tranche of the Preferred Shares shall be convertible after the 12 month period after the first tranche becomes convertible, i.e. at the earliest the year ending December 31, 2015, if all of the following performance targets are met by EZ Link:

(a) 5% increase in revenues and 1% before tax earnings over the prior 12 month period; and

(b) Maintained a positive cash flow from operations over the prior 12 month period.

EZ Link did not reach its performance goals at December 31, 2013, so the conversion rights will be extended each year, on an indefinite basis until the performance goals are reached.

ASC Topic 480, “Distinguishing Liabilities from Equity,” establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

2.     Preferred Stock (continued)

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

3.     Common Stock

During the years ending December 31, 2013 and 2012, no stock was issued.

4.     Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass, the majority stockholder and a member of the board of directors of the Company, salary of $305,000 and $250,000 for the years ended December 31, 2013 and 2012, respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $58,000 and $56,000 for the years ended December 31, 2013 and 2012, respectively.

William Gresher

Mr. Gresher, a member of the Board of Directors, was paid $6,000 per year in cash for Director fees in the years ended December 31, 2013 and 2012.

Owen Naccarato

For the years ended December 31, 2013 and 2012 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $36,000 in cash for legal fees and for the year ended December 31, 2013 was paid $6,000 in cash for Directors fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation. EZ Link rents its offices from Easy Global Company, Ltd. During the year ended December 31, 2013 and 2012, EZ Link paid $34,560 and $34,879, respectively to Easy Global Company for rent expense.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

5.     Other Income

During the year ended December 31, 2013 and 2012, the Company recorded $7,099 and $5,624 in Other Income, respectively, as follows:

	2013	2012

Interest income	$2,784	$–
Interest expense	(574)	(78)
Miscellaneous income (expense)	3,737	5,702
Rent income	1,151	–
	$7,098	$5,624

6.     Property and Equipment

The Company’s property and equipment at December 31, 2013 and December 31, 2012, consisted of the following:

	December 31, 2013	December 31, 2012
Furniture and fixtures	$14,552	$14,552
Computers and equipment	146,180	150,456
Leasehold improvements	–	19,005
	160,732	184,013
Less accumulated depreciation	(153,682)	(173,694)
Total	$7,050	$10,319

The Company recorded depreciation expense for the year ended December 31, 2013 and 2012, of $2,921 and $13,634 respectively.

7.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2013 and 2012, consisted of the following:

	2013	2012
Accounts payable	$5,564,140	$5,558,663
Accrued professional and related fees	91,528	63,190
Total	$5,655,668	$5,621,853

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

8.     Income Taxes

Significant components of the provision for taxes based on income are as follows for the years ended December 31:

	2013	2012

US Federal	$(4,139)	$–
US State	1,050	1,600
Foreign	12,150	10,522
Total current taxes	9,061	12,122
Deferred taxes	(80,636)	13,229

Total provision (benefit) for income taxes	$(71,575)	$25,351

Significant temporary differences that give rise to the deferred tax assets as of December 31, 2013 and 2012 follow:

	2013	2012
Deferred tax assets/(liabilities):

Net operating loss carryforwards	$257,870	$184,279
Allowance for doubtful accounts	6,445	–
Furniture and equipment	–	(600)
Net deferred tax assets	$264,315	$183,679

The Company has federal net operating loss carryforwards totaling $619,863 and $807,580 in state carryforwards. These net operating losses expire from 2021 through 2031. The Company has not recorded any valuation allowance against these deferred tax assets.

Tax years that remain open by the Internal Revenue Service and the California Franchise Tax Board are 2010 through 2013. Additionally, NOLs from earlier years may be examined when they are utilized.

Tax rate reconciliation
	2013	2012
Federal tax rate	34.0%	34.0%
State taxes, net of benefit	5.8	5.8
Non-deductible tax expenses	81.6	2.1
Rate difference	(29.0)	(14.7)
NOL true-up adjustment	(616.5)	–
Other	(23.1)	(5.1)

Effective tax rate	(547.2)%	22.1%

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

9.     Commitments and Contingencies

Litigation

The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

Leases

Operating leases

H&H Glass rents approximately 2,900 square feet of office space for its headquarters. The lease began on January 1, 2013 and expires on August 31, 2019. As of December 31, 2013, total monthly base rent is $6,235 per month.

EZ Link rents 2,388 square feet of office space for its headquarters. The lease began on October 1, 2011, through March 31, 2012. The lease is renewed annually. As of December 31, 2013, total base monthly rent is $3,840 per month.

EZ Link also rents 182 square feet of office space. The lease began on April 15, 2011, and expires on April 14, 2014. The lease has a 3% increase each year. As of December 31, 2013, total base monthly rent is $1,436.

EZ Link also maintains operating leases for parking spaces and vehicles used in its operations expiring through June 23, 2014.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

9.     Commitments and Contingencies (continued)

Future minimum payments on the non-cancellable leases described above for fiscal years following December 31, 2013, are:

Year ended December 31,
2014	126,833
2015	80,899
2016	83,335
2017	85,123
2018	86,652
Thereafter	59,624
$522,466

10.     Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. There was net income during the years ended December 31, 2013 and 2012, therefore the Company’s Convertible Preferred Shares would constitute potentially dilutive.

Earnings (loss) per share of common stock are calculated as follows:

	For the Years Ended December 31,
	2013	2012
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to the Company’s common stockholders	$82,449	$53,635

Weighted average common shares outstanding	4,961,357	4,961,357
Basic earnings per share of common stock	$0.02	$0.01

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to the Company’s common stockholders	$82,449	$53,635

Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	1,374,730	1,374,730
Weighted average common shares outstanding after effect of dilutive securities	6,336,087	6,336,087

Diluted earnings per share of common stock	$0.01	$0.01

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

11.     Segment Reporting

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the years ended December 31, 2013 and 2012:

December 31, 2013	Packaging	Logistics	Total

Revenue	$34,005,056	7,007,784	41,012,840
Operating Income (loss)	(6,122)	12,104	5,982
Total Assets	7,881,656	1,049,868	8,931,524
Interest Income	1,873	911	2,784
Interest Expense	(567)	(7)	(574)
Depreciation	$0	2,921	2,921

December 31, 2012	Packaging	Logistics	Total

Revenue	$31,062,065	9,180,081	40,242,146
Operating Income	24,277	76,106	100,383
Total Assets	7,538,781	1,303,337	8,842,118
Interest Income	290	1,257	1,547
Interest Expense	(196)	(1,429)	(1,625)
Depreciation	$0	13,634	13,634

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

12.     Unrestricted Net Assets

EZ Link Corp. has retained earnings of approximately $70,533 as of December 31, 2013. Distributions and other payments to EZ Link Holdings, Ltd. from its subsidiary, EZ Link Corp. may not permitted by the Taiwan government. Condensed financial information of the United States operations is as follows:

	December 31,	December 31,
Balance Sheets	2013	2012

Assets
Cash and cash equivalents	$849,683	$1,115,982
Accounts receivable, net	5,461,138	4,932,202
Other current assets	(1,638)	(1,240)
Total current assets	6,309,183	6,046,944

Investment in EZ Link Holdings, Ltd.	857,143	857,143
Deposits	12,432	12,433
Deferred tax assets	264,315	183,679
Total assets	$7,443,073	$7,100,199

Liabilities

Accounts payable	$5,056,061	$4,822,195
Accrued liabilities	91,528	63,190
Notes payable to related party	80,000	80,000
Total current liabilities	5,227,589	4,965,385

Total liabilities	5,227,589	4,965,385

Stockholders' equity
Common stock	4,961	4,961
Preferred stock	138	138
Additional paid-in capital	2,202,877	2,202,877
Retained earnings	7,508	(73,162)
Total stockholders' equity	2,215,484	2,134,814
Total liabilities and stockholders' equity	$7,443,073	$7,100,199

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

12.     Unrestricted Net Assets (continued)

Information of the United States operations is as follows:

	Year Ending	Year Ending
	December 31,	December 31,
Statement of Operations	2013	2012

Net sales	$34,005,056	$31,062,065
Cost of goods sold	(32,744,166)	(29,934,810)
Operating expenses	(1,267,012)	(1,102,978)
(Loss)/Income from operations	(6,122)	24,277

Other income and (expense)
Interest income	1,306	94
Other income	1,761	4,875
Realized gain on investment	–	–
Income tax benefit (expense)	83,725	(14,829)
Total other income	86,792	(9,860)
Net Income	$80,670	$14,417

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

12.     Unrestricted Net Assets - continued

	Year Ending	Year Ending
	December 31,	December 31,
Statements of Cash Flows	2013	2012

Net cash provided by operating activities:	$(266,299)	$312,910

Cash flow from investing activities
Proceeds from sale of investment	–	–
Net cash provided by investing activities	–	–

Cash flow from financing activities:
Proceeds from note payable - related party	–	–
Net cash provided by financing activities	–	–

Net increase in cash	(266,299)	312,910
Cash, beginning of period	1,115,982	803,072
Cash, end of period	$849,683	$1,115,982

