Form 10-Q
period 2014-03-31
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2014-05-20
CIK 822997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014 or

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

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of May 15, 2014 was 4,961,357

International Packaging and Logistics Group, Inc.,

and Subsidiaries

Condensed Consolidated Financial Statements

for the Three Months Ended

March 31, 2014 and 2013

C O N T E N T S

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations and Comprehensive Income	3

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	7 – 21

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2014 and December 31, 2013

(Unaudited)

	March 31	December 31
	2014	2013
Current Assets
Cash	$790,016	$1,192,443
Accounts receivable, net	6,371,192	6,106,850
Other current assets	15,175	–

Total Current Assets	7,176,383	7,299,293

Property, Plant and Equipment, net	47,462	7,050
Other Assets
Prepaids	5,806	25,892
Deposits	38,840	39,248
Contract in place	1,295,726	1,295,726
Deferred tax assets	264,315	264,315

Total Other Assets	1,604,687	1,625,181

Total Assets	$8,828,532	$8,931,524

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$5,707,516	$5,655,668
Notes payable - related party	80,000	80,000
Other current liabilities	21,384	21,010

Total Current Liabilities	5,808,900	5,756,678

Commitments and contingencies (Note 6)	–	–

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2014 and December 31, 2013

(Unaudited)

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 2,000,000 shares authorized, 974,730 Series A issued and outstanding	98	98
400,000 Series B issued and outstanding	40	40
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,961,357 issued and outstanding	4,961	4,961
Additional paid-in capital	2,202,877	2,202,877
Accumulated other comprehensive income	26,385	34,414
Retained earnings (deficit)	(67,560)	54,304
Non controlling interest	852,831	878,152

Total Stockholders' Equity	3,019,632	3,174,846

Total Liabilities and Stockholders' Equity	$8,828,532	$8,931,524

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Quarter Ended
	March 31,
	2014	2013
Revenues
Packaging	$7,958,031	$8,655,176
Logistics	1,381,925	1,712,633

Total Revenues	9,339,956	10,367,809

Cost of Goods Sold
Packaging	7,680,836	8,337,294
Logistics	1,159,872	1,449,877

Total Cost of Goods Sold	8,840,708	9,787,171

Gross Profit	499,248	580,638

Operating Expenses
Administrative expenses	316,650	231,637
Rent	29,026	36,010
Salaries and wages	311,908	353,470

Total Operating Expenses	657,584	621,117

Loss from Operations	(158,336)	(40,479)

Other Income
Interest income (expense), net	(251)	230
Other income (expense)	2,382	389
Rent Income	376	–

Total Other Income	2,507	619

Net Income (Loss) before Income Taxes	(155,829)	(39,860)

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

Income tax benefit (expense)	8,644	2,100

Net Income (Loss)	(147,185)	(37,760)

Net (gain) loss attributable to non-controlling interest	25,321	9,646

Net Income (Loss) attributable to common stockholders	(121,864)	(28,114)

Comprehensive Income
Unrealized loss on investments	–	–
Currency translation adjustment	8,029	11,631

Comprehensive Income (Loss)	$(113,835)	$(16,483)

Earnings per weighted average share of common stock -
basic	$(0.02)	$(0.01)
Earnings per weighted average share of common stock -
diluted	$(0.02)	$(0.01)
Weighted average shares outstanding - basic	4,961,357	4,961,357
Weighted average shares outstanding - diluted	4,961,357	4,961,357

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three Months Ended March 31, 2014 and 2013

(Unaudited)

	March 31	March 31
	2014	2013
Cash flows from operating activities:
Net loss	$(147,185)	$(37,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,762	2,187
Changes in operating assets and liabilities:
Increase in accounts receivable	(274,005)	(1,040,742)
Decrease in other assets	3,943	38,170
Increase in current liabilities	60,168	975,771
Net cash used in operating activities	(355,317)	(62,374)

Cash flow from investing activities:
Purchase of property and equipment	(42,280)	–
Net Increase in refundable deposits	7	–
Net cash used in investing activities	(42,273)	–

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three Months Ended March 31, 2014 and 2013

(Unaudited)

Cash flow from financing activities:
Net cash provided by financing activities	–	–
Effect of currency translation	(4,837)	12,167
Net decrease in cash and cash equivalents	(402,427)	(50,207)
Cash and cash equivalents at beginning of period	1,192,443	1,387,939
Cash and cash equivalents at end of period	$790,016	$1,337,732

Supplementary Disclosures of Cash Flow
Cash paid during the year for:
Interest	$–	$–
Taxes (refund)	$–	$–

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2014

1. Summary of Significant Accounting Policies

Organization and Basis of Presentation

These interim condensed consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”). The interim condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States. The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. The Company’s fiscal year end is on December 31.

The foregoing unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2013. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month periods ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

March 31, 2014

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

In consideration of services provided by the consultant, EZ Link Corp will pay a consulting fee equal to all of its net income on a quarterly basis. There was a cumulative net income from January 1, 2014 to March 31, 2014 of $25,321.

The terms of these Consulting Agreements begin as of the date of the Contractual Agreements, and shall continue in perpetuity, unless terminated in accordance with relevant provisions in the agreements or by any other agreement reached by all parties.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2014

1. Summary of Significant Accounting Policies (continued)

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

The accompanying consolidated financial statements at March 31, 2014, include EZ Link Holdings, Ltd., and subsidiaries from the January 1, 2010 date of acquisition. Intercompany accounts and transactions have been eliminated upon consolidation.

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

March 31, 2014

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

Contract in Place

Goodwill and indefinite-lived intangible assets are not amortized. The carrying value of goodwill is reviewed at least annually for possible impairment. The Company first assesses qualitative factors in order to determine if goodwill is impaired.  If, through the qualitative assessment, it is determined that it is more likely than not that goodwill is not impaired, no further testing is required.  If it is determined that it is more likely than not that goodwill is impaired, or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of goodwill at the reporting unit level using an income (discounted cash flow) approach that requires significant management judgment with respect to revenue and expense growth rates and the selection and use of an appropriate discount rate. No impairment losses were recognized during the three-month periods ended March 31, 2014 or 2013.

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

March 31, 2014

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

Foreign Currency Translation

As of March 31, 2014 the accounts of the EZ Link were maintained, and its consolidated financial statements were expressed, in NTD. Such consolidated financial statements were translated into USD with NTD as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the three month periods ended March 31, 2014 and 2013.

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

Concentration of Credit Risk

The Company maintains balances in a Money Market Fund and other checking accounts that is not federally insured. Balances in this fund were $393,907 and $783,519 at March 31, 2014 and December 31, 2013, respectively.

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of March 31, 2014, 80.7% of H&H Glass’s Accounts Receivable were attributable to three customers. As of December 31, 2013, 86.0% of H&H Glass’s Accounts Receivable were attributable to three customers.

At March 31, 2014 and December 31, 2013, H&H Glass had allowance for doubtful reserves of $19,358 and $59,223, respectively.

In general the Company will reserve a receivable based one of the following reasons; If the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2014

1. Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk - continued

H&H Glass purchased 100% of its glass from one vendor in the three month periods ending March 31, 2014 and 2013.  During the three-month period ending March 31, 2014 and 2013, H&H Glass purchased $7,029,586 and $7,480,025 of products from this vendor, respectively.  This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.

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

Comprehensive Income (Loss)

The Company reports and displays comprehensive income and its components in a full set of general purpose consolidated financial statements. The Company’s translation gain of $8,029 and $11,631 for the three month periods ended March 31, 2014 and 2013, respectively, relate to the translation of financial statements from New Taiwan Dollar to US Dollars.

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

March 31, 2014

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

These criteria were not met so there were no conversions as of December 31, 2013.  However, the first tranche will be eligible for conversion again at December 31, 2014. If EZ Link does not reach its performance goals, the conversion rights will be extended each year, on an indefinite basis until the performance goals are reached.

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

3. Common Stock Transactions

During the three months ending March 31, 2014 and 2013 no stock was issued.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2014

4. Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $66,950 and $65,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $14,935 and $14,500 for the three-month periods ended March 31, 2014 and 2013.

William Gresher

For each three-month period ended March 31, 2014 and 2013, Mr. Gresher, a member of the Board of Directors, was paid $1,500 in cash for Director fees.

Owen Naccarato

For each three-month period ending March 31, 2014 and 2013 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $9,000 in cash for legal fees and for the three month periods ending March 31, 2014 and 2013 was paid $1,500 in cash for Directors fees.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2014

4. Related Party Transactions - continued

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation. EZ Link rents its offices from Easy Global Company, Ltd. During the three months ended March 31, 2014 and 2013, EZ Link paid $11,314 and $11,688, respectively to Easy Global Company for rent expense.

5. Property and Equipment

The Company’s property and equipment at March 31, 2014 and December 31, 2013, consisted of the following:

	March 31, 2014	December 31, 2013
Furniture and fixtures	$14,552	$14,552
Computers and equipment	186,617	146,180
	201,169	160,732
Less accumulated depreciation	(153,707)	(153,682)
Total	$47,462	$7,050

The Company recorded depreciation expense for the three-month periods ending March 31, 2014 and 2013, of $1,762 and $2,187 respectively.

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

March 31, 2014

6. Commitments and Contingencies - continued

Leases

Operating leases

H&H Glass rents approximately 2,900 square feet of office space for its headquarters. The lease began on January 1, 2013 and expires on August 31, 2019. As of March 31, 2014, total monthly base rent is $6,235 per month.

EZ Link rents 2,388 square feet of office space for its headquarters. The lease began on October 1, 2011, through September, 2014. The lease is renewed annually. As of March 31, 2014, total base monthly rent is $3,786 per month.

EZ Link also rents 182 square feet of office space. The lease began on April 15, 2011, and expires on May 14, 2015. The lease has a 3% increase each year. As of March 31, 2014, total base monthly rent is $1,486.

EZ Link also maintains operating leases for parking spaces and vehicles used in its operations expiring through June 23, 2014.

Future minimum payments on the non-cancellable leases described above as of March 31, 2014, are:

2014	57,681
2015	80,899
2016	83,335
2017	85,123
2018	86,652
Thereafter	59,624
$453,314

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2014 and December 31, 2013, consisted of the following:

	March 31, 2014	December 31, 2013
Accounts payable	$5,615,988	$5,564,140
Accrued professional and related fees	91,528	91,528
Total	$5,707,516	$5,655,668

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2014

8. Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. There was a net loss during the three months ended March 31, 2014 and the three months ended March 31, 2013 therefore the Company’s Convertible Preferred Shares would not constitute potentially dilutive securities.

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended March 31,
	2014	2013
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to the Company’s common stockholders	$(121,864)	$(28,114)
Weighted average common shares outstanding	4,961,357	4,961,357
Basic earnings per share of common stock	$(0.02)	$(0.01)

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to the Company’s common stockholders	$(121,864)	$(28,114)
Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	–	–
Weighted average common shares outstanding after effect of dilutive securities	4,961,357	4,961,357
Diluted earnings per share of common stock	$(0.02)	$(0.01)

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2014

9. Segment Reporting

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the three months ended March 31, 2014:

March 31, 2014	Packaging	Logistics	Total

Revenue	$7,958,031	1,381,925	9,339,956
Operating loss	(93,610)	(64,726)	(158,336)
Total Assets	7,907,676	920,856	8,828,532
Interest Income	0	48	48
Interest Expense	(299)	0	(299)
Depreciation	0	1,762	1,762

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2014

10. Unrestricted Net Assets

EZ Link Corp. has retained earnings of approximately $18,857 as of March 31, 2014. Distributions and other payments to EZ Link Holdings, Ltd. from its subsidiary, EZ Link Corp. may not permitted by the Taiwan government. Condensed financial information of the United States operations is as follows:

	March 31,	March 31,
Balance Sheets	2014	2013

Assets
Cash and cash equivalents	$440,237	$911,146
Accounts receivable, net	5,913,302	6,295,989
Other current assets	(2,157)	–
Total current assets	6,351,382	7,207,135

Investment in EZ Link Holdings, Ltd.	857,143	857,143
Deposits	12,432	12,433
Deferred tax assets	264,315	183,679
Total assets	$7,485,272	$8,260,390

Liabilities
Accounts payable	$5,178,110	$5,987,570
Accrued liabilities	91,528	63,190
Notes payable to related party	80,000	80,000
Total current liabilities	5,349,638	6,130,760

Total liabilities	5,349,638	6,130,760

Stockholders' equity
Common stock	4,961	4,961
Preferred stock	138	138
Additional paid-in capital	2,202,877	2,202,877
Retained earnings	(72,342)	(78,346)
Total stockholders' equity	2,135,634	2,129,630
Total liabilities and stockholders' equity	$7,485,272	$8,260,390

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2014

	Three Months	Three Months
	March 31,	March 31,
Statement of Operations	2014	2013

Net sales	$7,958,031	$8,655,176
Cost of goods sold	(7,680,836)	(8,337,294)
Operating expenses	(370,805)	(323,177)
Loss from operations	(93,610)	(5,295)

Other income and (expense)
Interest income (expense)	(299)	181
Total other income (expense)	(299)	181
Net Income	$(93,909)	$(5,114)

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2014

10. Unrestricted Net Assets - continued

	Three Months	Three Months
	March 31,	March 31,
Statements of Cash Flows	2014	2013

Net cash used in operating activities:	$(409,446)	$(204,836)

Cash flow from investing activities
Net cash provided by investing activities	–	–

Cash flow from financing activities:
Net cash provided by financing activities	–	–

Net increase in cash	(409,446)	(204,836)
Cash, beginning of period	849,683	1,115,982
Cash, end of period	$440,237	$911,146

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

Results of Operations

Three months ending March 31, 2014 and 2013

Revenue:

For the three months ending March 31, 2014 and 2013, revenues were $9,339,956 and $10,367,809, respectively, for a decrease of $1,027,853 (9.9%) over the same period in 2013. The decrease in revenue is mainly due to two factors; 1) a decrease in packaging revenue of $697,145 (8.1%) due to a decrease in sales, 2) and a decrease in logistics revenues of $330,708 (19.3%) , mainly due to a decrease in overall shipping.

Cost of Goods Sold:

Cost of goods sold for the three months ending March 31, 2014 and 2013 were $8,840,708 and $9,787,171 respectively, for a decrease of $946,463 (9.7%) over the same period in 2013. This decrease consists of a decrease in packaging cost of goods sold of $656,458 (7.9%) which was a direct result of the decrease in sales, plus a decrease in logistics cost of goods sold of $290,005 (20.0%) from the same period in 2013 mainly due to a decrease in overall shipping.

Gross Profit:

Gross profit was $499,248 and $580,638 for the three months ending March 31, 2014 and 2013, a decrease of $81,390 (14.0%) over the same period in 2013. The gross profit margin as a percent of sales for the three months ending March 31, 2014 and 2013 was 5.3% and 5.6%, respectively, for a decrease of 0.3%. The decrease is a result of a 0.2% decrease in gross profit percent from the packaging business offset by an increase of 0.7% gross profit percent from the logistics business over prior year.

Operating Expenses:

Operating expenses for the three month period ended March 31, 2014 and 2013 were $657,584 and $621,117, respectively, for an increase of $36,467 (5.9%) from the same period prior year. These differences in operating expenses were mostly attributable to the following:

Three months ending:	3/31/2014	3/31/2013	$ VAR	% VAR
Salaries & Related Expense	$311,908	$353,470	$41,562	-11.8%	Packaging salary higher in 2013 by $46,355, and a
					$4,793 increase in EZ Link salary.
Rent	29,026	36,010	-6,984	-19.4%	Packing rent decreased by $12,737 and EZ Link rent increased by $5,753.
Insurance	53,809	56,163	-2,354	-4.2%	Packaging Insurance based on revenue decreased by $2,939 plus increase in EZ Link Group insurance of $585.
Meals & Entertainment	23,674	20,635	3,039	14.7%	EZ Link increased $3,331, packaging decreased $292.
Travel Expense	84,693	56,939	27,754	48.7%	Increase in packaging travel of $28,407, decrease in
					EZ Link travel of ($653).
Miscellaneous	154,474	97,900	56,574	57.8%	Miscellaneous items
Total Expenses	$657,584	$621,117	$36,467	5.9%

Other Income (Expenses):

Interest income (expense) for the three months ended March 31, 2014 and 2013 was ($251) and $230, respectively, for a decrease of $481 (209.1%) from the same period prior year.

Other income was $2,382 for the three months ending March 31, 2014, an increase of $1,993 (512.3%) over the same period in 2013.  Rent income was $376 for the three months ending March 31, 2014, and increase of $376 (100.0%) from the same period prior year.

Liquidity and Capital Resources

Cash flow used in operations for the three months ending March 31, 2014 amounted to $355,317, which mainly consisted the following: by 1) quarterly net loss of $147,185, 2) increase in accounts receivable of $274,005 and a decrease in current liabilities of $12,516 offset by 1) depreciation expense of $1,762, 2) decrease in current assets of 3,943, and 3) increase in accounts payable and accrued expenses of $72,684.

On March 31, 2014, the Company had total assets of $8,828,532 compared to $8,931,524 on December 31, 2013, a decrease of $102,992 or 1.2%.  The Company had total stockholders’ equity of $3,019,632 on March 31, 2014, compared to stockholders’ equity of $3,174,846 on December 31, 2013, a decrease of $155,214 (4.9%). As of March 31, 2014, the Company's working capital position decreased by $175,132 (11.4%) from working capital of $1,542,615 at December 31, 2013 to working capital of $1,367,483 at March 31, 2014.

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

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2014, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2014.

Management identified the following control deficiencies that constitute material weaknesses that are not fully remediated as of the filing date of this report:

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

International Packaging and Logistics Group, Inc.

(Registrant)

Dated: May 20, 2014	By:	/s/ Owen Naccarato
Owen Naccarato Chief Executive Officer Principal Financial Officer and Director

	By:	/s/ Allen Lin
Allen Lin, Director President H&H Glass

	By:	/s/ William Gresher
William Gresher Director

