Form 10-Q
period 2014-06-30
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2014-08-19
CIK 822997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014 or

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

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of August 14, 2014 was 4,961,357

International Packaging and Logistics Group, Inc.,

and Subsidiaries

Condensed Consolidated Financial Statements

for the Three and Six Months Ended

June 30, 2014 and 2013

C O N T E N T S

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations and Comprehensive Income	3

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	7 – 22

i

Part I. Financial Information

Item 1. Financial Statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2014 and December 31, 2013

(Unaudited)

	June 30	December 31
	2014	2013
Current Assets
Cash	$1,621,629	$1,192,443
Accounts receivable, net	6,554,102	6,106,850
Other current assets	3,466	–

Total Current Assets	8,179,197	7,299,293

Property, Plant and Equipment, net	47,007	7,050

Other Assets
Prepaids	3,156	25,892
Deposits	24,999	39,248
Contract in place	1,295,726	1,295,726
Deferred tax assets	264,314	264,315

Total Other Assets	1,588,195	1,625,181

Total Assets	$9,814,399	$8,931,524

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$6,637,666	$5,655,668
Notes payable - related party	80,000	80,000
Other current liabilities	5,538	21,010

Total Current Liabilities	6,723,204	5,756,678

Commitments and contingencies (Note 6)	–	–

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2014 and December 31, 2013

(Unaudited)

	June 31 2014	December 31 2013
Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,730 Series A issued and outstanding	98	98
400,000 Series B issued and outstanding	40	40
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,961,357 issued and outstanding	4,961	4,961
Additional paid-in capital	2,202,877	2,202,877
Accumulated other comprehensive income	44,491	34,414
Retained (deficit) earnings	(5,341)	54,304
Non-controlling interest	844,069	878,152

Total Stockholders' Equity	3,091,195	3,174,846

Total Liabilities and Stockholders' Equity	$9,814,399	$8,931,524

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operating and Comprehensive Income (Loss)

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30
	2014	2013	2014	2013
Revenues
Packaging	$16,088,153	$16,647,979	$8,130,122	$7,992,803
Logistics	3,218,756	3,816,824	1,836,831	2,104,191

Total Revenues	19,306,909	20,464,803	9,966,953	10,096,994

Cost of Goods Sold
Packaging	15,397,590	15,994,563	7,716,754	7,657,269
Logistics	2,699,792	3,202,870	1,539,921	1,752,994

Total Cost of Goods Sold	18,097,382	19,197,433	9,256,675	9,410,263

Gross Profit	1,209,527	1,267,370	710,278	686,731

Operating Expenses
Administrative expenses	572,573	525,022	255,923	293,385
Rent	63,589	66,354	34,560	30,344
Salaries and wages	672,771	701,284	360,863	347,814

Total Operating Expenses	1,308,933	1,292,660	651,346	671,543

(Loss) income from Operations	(99,406)	(25,290)	58,932	15,188

Other Income
Interest income net	102	573	353	343
Other income (expense)	2,349	1,965	(33)	1,576
Rent Income	567	192	191	193
Total Other Income	3,018	2,730	511	2,112

Net Income (Loss) before Income Taxes	(96,388)	(22,560)	59,443	17,300

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operating and Comprehensive Income (Loss)

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30
	2014	2013	2014	2013

Income tax benefit (expense)	2,660	(12,529)	(5,984)	(14,629)

Net Income (Loss)	(93,728)	(35,089)	53,459	2,671

Net loss (gain) attributable to non-controlling interest	34,083	1,830	8,761	(7,816)

Net Income (Loss) attributable to common stockholders	(59,645)	(33,259)	62,220	(5,145)

Comprehensive Income
Currency translation adjustment	10,077	(16,436)	2,043	(28,064)

Comprehensive Income (Loss)	$(49,568)	$(49,695)	$64,263	$(33,209)

(Loss) earnings per weighted average share of common stock - basic	$(0.01)	$(0.01)	$0.01	$(0.00)
(Loss) earnings per weighted average share of common stock - diluted	$(0.01)	$(0.01)	$0.01	$(0.00)
Weighted average shares outstanding - basic	4,961,357	4,961,357	4,961,357	4,961,357
Weighted average shares outstanding - diluted	4,961,357	4,961,357	6,336,087	4,961,357

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	June 30 2014	June 30 2013
Cash flows from operating activities:
Net loss	$(93,728)	$(35,090)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	3,599	2,931
Changes in operating assets and liabilities:
Increase in accounts receivable	(443,374)	(491,194)
Decrease (increase) in deposits	14,412	(25,000)
Decrease in current assets	18,916	46,555
Increase (decrease) in accounts payable and accrued expenses	1,061,812	(237,932)
(Decrease) increase in other current liabilities	(96,082)	21,389
Net cash provided by (used in) operating activities	465,555	(718,341)

Cash flow from investing activities:
Purchase of property and equipment	(45,894)	–

Net cash used in investing activities	(45,894)	–

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	June 30	June 30
	2014	2013
Cash flow from financing activities:
Net cash provided by financing activities	–	–

Effect of foreign currency translation	9,525	(8,427)

Net increase/(decrease) in cash and cash equivalents	429,186	(726,768)
Cash and cash equivalents at beginning of period	1,192,443	1,387,939
Cash and cash equivalents at end of period	$1,621,629	$661,171

Supplementary Disclosures of Cash Flow
Cash paid during the year for:
Interest	$–	$–
Taxes (refund)	$–	$–

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2014

1.	Summary of Significant Accounting Policies

Organization and Basis of Presentation

These interim condensed consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”). The interim condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States. The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. The Company’s fiscal year end is on December 31.

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

Operating results for the six month periods ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

June 30, 2014

1.	Summary of Significant Accounting Policies (continued)

On January 1, 2010, International Packaging and Logistics Group, Inc., acquired a majority interest in EZ Link Holdings, Ltd., company organized under the laws of the British Virgin Islands which contractually controls EZ Link Corporation (“EZ Link”), a logistics company headquartered in Taiwan. EZ Link was established in July 2003 under the laws of Taiwan, Republic of China (“PRC”) EZ LINK is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.

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

In consideration of services provided by the consultant, EZ Link Corp will pay a consulting fee equal to all of its net income on a quarterly basis. There was a cumulative net loss from January 1, 2014 to June 30, 2014 of ($69,557).

The terms of these Consulting Agreements begin as of the date of the Contractual Agreements, and shall continue in perpetuity, unless terminated in accordance with relevant provisions in the agreements or by any other agreement reached by all parties.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2014

1.	Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. EZ Link Corp’s functional currency is New Taiwan Dollars (NTD), however, the accompanying consolidated financial statements have been re-measured and presented in United States Dollars (“USD”).

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

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2014

1.	Summary of Significant Accounting Policies (continued)

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

Contract in Place

Indefinite-lived intangible assets are not amortized, but reviewed at least annually for potential impairment through assessment of qualitative factors to determine if those assets are impaired. If, through the qualitative assessment, it is determined that it is more likely than not the asset is not impaired, no further testing is required. If it is determined that is more likely than not the asset is impaired or if the Company elects not to first assess qualitative factors, the Company’s impairment testing continues with the estimation of the fair value of the asset at the reporting unit level using an income (discounted cash flow) approach that requires significant management judgment with respect to revenue and expense growth rates and the selection and use of an appropriate discount rate.

The contract in place represents the fair value of the consulting contract and operating agreement between EZ Link Holdings, Ltd. and EZ Link Corp. Contract in place is considered an indefinite life intangible asset. We have elected December 31 as the date to perform our annual impairment test

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

Foreign Currency Translation

As of June 30, 2014 the accounts of the EZ Link were maintained, and its consolidated financial statements were expressed, in NTD. Such consolidated financial statements were translated into USD with NTD as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the three and six month periods ended June 30, 2014 and 2013.

Cash flow from the Company's operations included in the statement of cash flows is calculated based upon the functional currency using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with arithmetical changes in the corresponding balances on the consolidated balance sheet.

Concentration of Credit Risk

The Company maintains balances in a money market fund that is not federally insured. Balances in this fund were $1,123,414 and $783,519 at June 30, 2014 and December 31, 2013, respectively.

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of June 30, 2014, 77.7% of H&H Glass’s Accounts Receivable were attributable to three customers. As of December 31, 2013, 86.0% of H&H Glass’s Accounts Receivable were attributable to three customers.

At June 30, 2014 and December 31, 2013 H&H Glass had allowance for doubtful reserves of $19,358 and $64,837, respectively.

In general, the Company reserves 50% of an accounts receivable balance when it becomes 90 days past due and 100% of an accounts receivable balance that is over 365 past due.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2014

1.	Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk - continued

H&H Glass purchased 100% of its glass from one vendor in the three month period ending June 30, 2014 and 2013.  During the three-month period ending June 30, 2014 and 2013, H&H Glass purchased $7,102,154 and $7,271,607 of products from this vendor, respectively.  During the Six-month period ending June 30, 2014 and 2013, H&H Glass purchased $14,131,740 and $14,528,397 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.

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

Comprehensive Income (Loss)

The Company reports and displays comprehensive income and its components in a full set of general purpose consolidated financial statements. The Company’s translation income of $2,043 and a loss of $28,064 for the three month periods ended June 30, 2014 and 2013 and income of $10,077 and a loss of $16,436 for the six month periods ended June 30, 2014 and 2013, respectively, relate to the translation of financial statements from New Taiwan Dollar to US Dollars.

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

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2014

2.	Preferred Stock Transactions (continued

Series B Convertible Preferred Stock

As of January 1, 2010 pursuant to the purchase agreement for 51% ownership in EZ Link Holdings Ltd., approximately 47% of the purchase price amount of $400,000 was paid in Series B convertible preferred shares of IPL Group at a per share value of $1.00, or 400,000 shares.

The Series B preferred shares are convertible into common shares on a 1:1 ratio at a fixed rate of $1 per share.  Preferred shares have no voting rights, have no redemption rights and earn no dividends.

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

These criteria were not met during the period January 1, 2010 through December 31, 2013, so there have been no conversions of Series B preferred stock. However, the first tranche will be eligible for conversion again at December 31, 2014. If EZ Link does not reach its performance goals, the conversion rights will be extended each year, on an indefinite basis until the performance goals are reached.

The second tranche of the Series B preferred shares shall be convertible after the 12 month period after the first tranche becomes convertible, i.e. at the earliest the year ending December 31, 2015, if all of the following performance targets are met by EZ Link:

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

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2014

3.	Common Stock Transactions

During the six months ending June 30, 2014 and 2013 no stock was issued.

4.	Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $66,950 and $65,000 for the three-month periods ended June 30, 2014 and 2013, respectively and $ 133,900 and $130,000 for the six-month periods ended June 30, 2014 and 2013, respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $14,935 and $14,500 for the three-month periods ended June 30, 2014 and 2013 and $29,870 and $29,000 for the six-month periods ended June 30, 2014 and 2013, respectively.

William Gresher

For each three-month period ended June, 2014 and 2013, Mr. Gresher, a member of the Board of Directors, was paid $1,500 in cash for Director fees.

For each six-month period ended June 30, 2014 and 2013, Mr. Gresher, a member of the Board of Directors, was paid $3,000 in cash for Director fees.

Owen Naccarato

For each three-month period ending June 30, 2014 and 2013 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $9,000 in cash for legal fees and for the three month periods ending June 30, 2014 and 2013 was paid $1,500 in cash for Directors fees.

For each six-month period ending June 30, 2014 and 2013 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $18,000 in cash for legal fees and for the six-month periods ending June 30, 2014 and 2013 was paid $3,000 in cash for Directors fees.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2014

4.	Related Party Transactions - continued

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation. EZ Link rents its offices from Easy Global Company, Ltd. During the three months ended June 30, 2014 and 2013, EZ Link paid $11,383 and $11,489, respectively and for the six months ended June 30, 2014 and 2013, EZ Link paid $22,697 and $23,177 to Easy Global Company for rent expense.

5.	Property and Equipment

The Company’s property and equipment at June 30, 2014 and December 31, 2013, consisted of the following:

	June 30, 2014	December 31, 2013
Furniture and fixtures	$14,552	$14,552
Computers and equipment	190,432	146,180
	204,984	160,732
Less accumulated depreciation	(157,977)	(153,682)
Total	$47,007	$7,050

The Company recorded depreciation expense for the six-month periods ending June 30, 2014 and 2013 of $3,599 and $2,931 respectively.

6.	Commitments and Contingencies

Litigation

The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2014

6.	Commitments and Contingencies - continued

Leases

Operating leases

H&H Glass rents approximately 2,900 square feet of office space for its headquarters. The lease began on January 1, 2013 and expires on August 31, 2019. As of June 30, 2014, total monthly base rent is $6,235 per month.

EZ Link rents 2,388 square feet of office space for its headquarters. The lease began on October 1, 2011, through March 31, 2012. The lease is renewed annually. As of March 31, 2014, total base monthly rent is $3,840 per month.

EZ Link also rents 182 square feet of office space. The lease began on April 15, 2011, and expires on April 14, 2014. The lease has a 3% increase each year. As of June 30, 2014, total base monthly rent is $1,436.

EZ Link also maintains operating leases for parking spaces and vehicles used in its operations expiring through June 23, 2014.

Future minimum payments on the non-cancellable leases described above as of June 30, 2014, are:

Fiscal Year ended December 31,
2014	57,681
2015	80,899
2016	83,335
2017	85,133
2018	86,652
Thereafter	59,624
$453,324

7.	Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. There was a net loss during the six months ended June 30, 2014 and 2013 and the three months ended June 30, 2013, therefore the Company’s Convertible Preferred Shares would not constitute potentially dilutive securities. There was a net income during the six months ended June 30, 2014 therefore the Company’s Convertible Preferred Shares would constitute potentially dilutive securities.

Earnings (loss) per share of common stock are calculated as follows:

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2014

7.	Earnings per Share (continued)

	For the Three Months Ended June 30,
	2014	2013
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to the Company’s common stockholders	$62,220	$(5,145)

Weighted average common shares outstanding	4,961,357	4,961,357
Basic earnings per share of common stock	$0.01	$(0.00)

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to the Company’s common stockholders	$62,220	$(5,145)

Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	1,374,730	–
Weighted average common shares outstanding after effect of dilutive securities	6,336,087	4,961,357

Diluted earnings per share of common stock	$0.01	$(0.00)

	For the Six Months Ended June 30,
	2014	2013
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to the Company’s common stockholders	$(59,645)	$(33,259)

Weighted average common shares outstanding	4,961,357	4,961,357
Basic earnings per share of common stock	$(0.01)	$(0.01)

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to the Company’s common stockholders	$(59,645)	$(33,259)

Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	–	–
Weighted average common shares outstanding after effect of dilutive securities	4,961,247	4,961,357

Diluted earnings per share of common stock	$(0.01)	$(0.01)

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2014

8.	Segment Reporting

The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the three and six months ended June 30, 2014:

Six months ended June 30, 2014	Packaging	Logistics	Total

Revenue	$16,088,153	3,218,756	19,306,909
Operating Income	(22,233)	(77,173)	(99,406)
Total Assets	8,780,447	1,033,952	9,814,399
Interest Income	0	401	401
Interest Expense	(299)	0	(299)
Depreciation	$0	3,559	3,559

Three months ended June 30, 2014	Packaging	Logistics	Total

Revenue	$8,130,122	1,836,831	9,966,953
Operating Income	71,377	(12,445)	58,932
Total Assets	8,780,447	1,033,952	9,814,399
Interest Income	0	353	353
Interest Expense	0	0	0
Depreciation	$0	1,794	1,794

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

9.	Unrestricted Net Assets

EZ Link Corp. has retained earnings of approximately $976 as of June 30, 2014. Distributions and other payments to EZ Link Holdings, Ltd. from its subsidiary, EZ Link Corp. may not permitted by the Taiwan government. Condensed financial information of the United States operations is as follows:

	June 30,	June 30
Balance Sheets	2014	2013

Assets
Cash and cash equivalents	$1,352,492	$151,647
Accounts receivable, net	5,857,641	5,654,095
Other current assets	(2,158)	(1,240)
Total current assets	7,207,975	5,804,502

Investment in EZ Link Holdings, Ltd.	857,143	857,143
Deposits	12,433	37,433
Deferred tax assets	264,314	183,679
Total assets	$8,341,865	$6,882,757

Liabilities

Accounts payable	$5,979,543	$4,638,623
Accrued liabilities	91,528	60,676
Notes payable to related party	80,000	80,000
Total current liabilities	6,151,071	4,779,299

Total liabilities	6,151,071	4,779,299

Stockholders' equity
Common stock	4,961	4,961
Preferred stock	138	138
Additional paid-in capital	2,202,877	2,202,877
Retained earnings	(17,182)	(104,518)
Total stockholders' equity	2,190,794	2,103,458
Total liabilities and stockholders' equity	$8,341,865	$6,882,757

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

9.	Unrestricted Net Assets - continued

	Three Months	Three Months
	June 30,	June 30,
Statement of Operations	2014	2013

Net sales	$8,130,122	$7,992,803
Cost of goods sold	(7,716,754)	(7,657,269)

Operating expenses	(341,991)	(361,455)
Loss from operations	71,377	(25,921)

Other income and (expense)
Interest income (expense)	0	36
Other income (expense)	(40)	1,245
Realized gain on investment	–	–
Income tax benefit (payable)	–	(1,600)
Total other income	(40)	(319)
Net Income	$71,337	$(26,240)

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

9.	Unrestricted Net Assets - continued

	Six Months	Six Months
	June 30,	June 30,
Statement of Operations	2014	2013

Net sales	$16,088,153	$16,647,979
Cost of goods sold	(15,397,590)	(15,994,563)

Operating expenses	(712,796)	(684,632)
Loss from operations	(22,233)	(31,216)

Other income and (expense)
Interest income (expense)	(299)	217
Other income (expense)	(40)	1,245
Realized gain on investment	–	–
Income tax benefit (payable)	(1,600)	(1,600)
Total other income	(1,939)	(138)
Net Income	$(24,172)	$(31,354)

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

9.	Unrestricted Net Assets - continued

	Six Months	Six Months
	June 30,	June 30,
Statements of Cash Flows	2014	2013

Net cash provided by operating activities:	$502,809	$(964,355)

Cash flow from investing activities
Proceeds from sale of investment	–	–
Net cash provided by investing activities	–	–

Cash flow from financing activities:
Proceeds from note payable - related party	–	–
Net cash provided by financing activities	–	–

Net increase in cash	502,809	(964,355)
Cash, beginning of period	849,683	1,115,982
Cash, end of period	$1,352,492	$151,627

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

Overview

We import glass containers from Asia and distribute to the North American market including Canada. This was a result of International Packaging and Logistic Group, Inc. (“IPL Group Inc.” or the “Company”) acquiring H&H Glass, Inc. (“H&H Glass”) in July of 2007. IPL Group, Inc. closed its pharmacy business in February 2007.

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

In addition, as of January 1, 2010, International Packaging and Logistics Group, Inc., acquired a 51% interest in EZ Link Holdings, Ltd., a company organized under the laws of the British Virgin Islands on December 18, 2009, which controls EZ Link Corporation (“EZ Link”), a logistics company headquartered in Taiwan. EZ Link was established in July 2003 under the laws of Taiwan, Republic of China. EZ Link Holdings, Ltd. consolidates EZ Link under ASC Topic 810 as it controls EZ Link through a management contract. EZ Link is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.

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

Results of Operations

Three and six months ending June 30, 2014 and 2013

Revenue:

For the three months ending June 30, 2014 and 2013, revenues were $9,966,953 and $10,096,994, respectively, for a decrease of $130,041 (1.3%) over the same period in 2013. The decrease in revenue is mainly due to two factors; 1) a increase in packaging revenue of $137,319 (1.7%) due to a decrease in sales deductions, 2) offset by a decrease in logistics revenues of $267,360 (12.7%) , mainly due to a decrease in overall shipping.

For the six months ending June 30, 2014 and 2013, revenues were $19,306,909 and $20,464,803, respectively, for a decrease of $1,157,894 (5.7%) over the same period in 2013. The decrease in revenue is mainly due to two factors; 1) a decrease in packaging revenue of $559,826 (3.4%) due to a decrease in sales, 2) and a decrease in logistics revenues of $598,068 (15.7%), mainly due to a decrease in overall shipping.

Cost of Goods Sold:

Cost of goods sold for the three months ending June 30, 2014 and 2013 were $9,256,675 and $9,410,263 respectively, for a decrease of $153,588 (1.6%) over the same period in 2013. This decrease consists of a decrease in Logistics cost of goods sold of $213,073 (2.3%) which was a direct result of the decrease in overall shipping, offset by an increase in packaging cost of goods sold of $59,485 (1.0%) from the same period in 2013 mainly due to an increase in packaging revenue.

Cost of goods sold for the six months ending June 30, 2014 and 2013 were $18,097,382 and $19,197,433 respectively, for a decrease of $1,100,051 (5.7%) over the same period in 2013. This decrease consists of a decrease in Logistics cost of goods sold of $503,078 (15.8%) which was a direct result of the decrease in overall shipping, plus a decrease in packaging cost of goods sold of $403,027 (2.5%) from the same period in 2013 mainly due to a increase in packaging revenue during the first quarter.

Gross Profit:

Gross profit was $710,278 and $686,731 for the three months ending June 30, 2014 and 2013, an increase of $23,547 (3.4%) over the same period in 2013. The gross profit margin as a percent of sales for the three months ending June 30, 2014 and 2013 was 7.1% and 6.8%, respectively, for an increase of 0.3%. The increase is a result of a 0.9% increase in gross profit percent from the packaging business plus an increase of 0.6% gross profit percent from the logistics business over prior year.

Gross profit was $1,209,527 and $1,267,370 for the six months ending June 30, 2014 and 2013, a decrease of $57,843 (4.6%) over the same period in 2013. The gross profit margin as a percent of sales for the six months ending June 30, 2014 and 2013 was 6.3% and 6.2%, respectively, for a decrease of 0.1%. The decrease is a result of a 0.8% decrease in gross profit percent from the packaging business offset by an increase of 0.1% gross profit percent from the logistics business over prior year.

Operating Expenses:

Operating expenses for the three month period ended June 30, 2014 and 2013 were $651,346 and $671,543 respectively for a decrease of $20,543 (3.0%) from the same period prior year. Operating expenses for the six month period ended June 30, 2014 and 2013 were $1,308,933 and $1,292,660 respectively for an increase of $16,273 (1.3%) from the same period prior year. These differences in operating expenses were mostly attributable to the following:

Three months ending:	6/30/2014	6 /30/2013	$ VAR	$ VAR
Salaries & Related Expense	$360,863	$347,814	$13,049	3.8%	Packaging salary increased in 2014 by $7,775 plus an
					$5,274 increase in EZ Link salary (bonuses).
Rent	34,560	30,344	4,216	13.9%	Packing rent increased $4,788 and EZ Link rent decreased
					by $572. Increase due to new contract - packaging.
Insurance	55,652	45,822	9,830	21.5%	Packaging insurance increased by $9,532 plus
					an increase in EZ Link Group insurance of $298.
Meals & Entertainment	14,453	8,505	5,948	69.9%	Packaging expense was up $6,017, EZ Link up $69.
Travel Expense	98,601	51,024	47,577	93.2%	Increase in packaging travel of $43,111, increase in
					EZ Link travel of $4,466.
Accounting	26,005	110,285	(84,280)	-76.4%	Prior year had $84,500 of audit fees included first quarter.
Miscellaneous	61,212	77,749	(16,537)	-21.3%	Miscellaneous items
Total Expenses	$651,346	$671,543	$(20,197)	-3.0%

Six months ending:	6 /30/2014	6 /30/2013	$ VAR	% VAR
Salaries & Related Expense	$672,771	$701,284	$(28,513)	-4.1%	Packaging salary lower in 2014 by $12,997 plus
					$40,674 increase in EZ Link salary (bonuses).
Rent	63,589	66,354	(2,765)	-4.2%	Packaging rent lower by $2,097 and EZ Link rent decreased
					by $668. Decrease due to new contract - packaging.
Insurance	109,461	101,985	7,476	7.3%	Packaging insurance increased $6,593, EZ Link up $883.
Meals & Entertainment	22,203	16,504	5,699	34.5%	Packaging increased by $5,046
Travel Expense	183,294	107,962	75,332	69.8%	Increase in packaging travel of $71,518, increase in
					EZ Link travel of $3.814.
Accounting	104,755	128,285	(23,530)	-18.3%	$23,600 less in audit fees run through the current year.
Miscellaneous	152,860	170,286	(17,426)	-10.2%	Miscellaneous items
Total Expenses	$1,308,933	$1,292,660	$16,273	1.3%

Other Income (Expenses):

Interest income (expense) for the three months ended June 30, 2014 and 2013 was $353 and $343, respectively, for an increase of $10 (2.9%) from the same period prior year. Interest income (expense) for the six months ended June 30, 2014 and 2013 was $102 and $573, respectively, for a decrease of $471 (82.2%) from the same period prior year.

Other income (expense) was ($33) for the three months ending June 30, 2014, a decrease of $1,609 (102.1%) over the same period in 2013.  Other income was $2,349 for the six months ending June 30, 2014, an increase of $384 (19.4%) over the same period in 2013

Rent income was $191 for the three months ending June 30, 2014, a decrease of $2 (1.0%) from the same period prior year.   Rent income was $567 for the six months ending June 30, 2014, an increase of $375 (195.3%) from the same period prior year.

Liquidity and Capital Resources

Cash flow used in operations for the six months ending June 30, 2014 amounted to $465,465, which mainly consisted the following: by 1) six month net loss of $93,728, 2) increase in accounts receivable of $443,374 and a decrease in current liabilities of $96,082 offset by 1) depreciation expense of $3,599, 2) decrease in current assets of 18,916, 3) increase in accounts payable and accrued expenses of $1,061,812 and 4) the return of $14,412 of deposits.

On June 30, 2014, the Company had total assets of $9,814,399 compared to $8,931,524 on December 31, 2013, an increase of $882,875 or 9.8%.  The Company had total stockholders’ equity of $3,091,195 on June 30, 2014, compared to stockholders’ equity of $3,174,846 on December 31, 2013, a decrease of $83,651 (2.6%). As of June 30, 2014, the Company's working capital position decreased by $86,622 (5.6%) from working capital of $1,542,615 at December 31, 2013 to working capital of $1,455,993 at June 30, 2014.

Capital Resources

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations or from current working capital of the company.

Federal Income Tax

The Company deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities

EZ Link Corporation is governed by the Taiwan’s Income Tax Law and local income tax laws. Pursuant to the Taiwan Income Tax Law, enterprises are subject to tax at a statutory rate of 17%. The local government has also provided companies with various incentives to encourage economic development in the region. Such incentives include reduced tax rates and other measures

ITEM 4.       Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2014, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2014.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters of a Vote to Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

99.1	Temporary Hardship Exemption

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Packaging and Logistics Group, Inc.

(Registrant)

Dated: August 20, 2014	By: /s/ Owen Naccarato
Owen Naccarato
Chief Executive Officer
Principal Financial Officer and Director

By: /s/ Allen Lin
Allen Lin, Director
President H&H Glass

By: /s/ William Gresher
William Gresher, Director

