Form 10-Q/A
period 2014-06-30
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2014-08-21
CIK 822997

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on August 19, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Packaging and Logistics Group, Inc.

(Registrant)

Dated: August 21, 2014	By: /s/ Owen Naccarato
Owen Naccarato
Chief Executive Officer
Principal Financial Officer and Director

By: /s/ Allen Lin
Allen Lin, Director
President H&H Glass

By: /s/ William Gresher
William Gresher, Director