Form 10-Q
period 2014-09-30
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2014-11-19
CIK 822997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014 or

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

_____________________________________________

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

☐ Yes ☒ No

The number of shares outstanding of the Issuer’s common stock as of November 10, 2014 was 4,961,357

International Packaging and Logistics Group, Inc.,

and Subsidiaries

Condensed Consolidated Financial Statements

for the Three and Nine Months Ended

September 30, 2014 and 2013

(Unaudited)

C O N T E N T S

I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations and Comprehensive Income	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6 – 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
Signatures	28

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2014 and December 31, 2013

	September 30	December 31
	2014	2013
	unaudited
Current Assets
Cash	$1,379,554	$1,192,443
Accounts receivable, net	7,285,662	6,106,850
Inventory	1,555,692	–
Other current assets	7,287	–
Prepaid taxes	–	–

Total Current Assets	10,228,195	7,299,293

Property, Plant and Equipment, net	46,372	7,050

Other Assets
Prepaids	12,378	25,892
Deposits	24,736	39,248
Contract in place	1,295,726	1,295,726
Deferred tax assets	264,315	264,315
Total Other Assets	1,597,155	1,625,181

Total Assets	$11,871,722	$8,931,524

Liabilities and Equity
Current Liabilities
Accounts payable and accrued expenses	$8,599,668	$5,655,668
Notes payable - related party	80,000	80,000
Bank Loan	65,600	–
Other current liabilities	7,297	21,010

Total Current Liabilities	8,752,565	5,756,678

Commitments and contingencies	–	–

Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,730 Series A issued and outstanding	98	98
400,000 Series B issued and outstanding	40	40
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,961,357 issued and outstanding	4,961	4,961
Additional paid-in capital	2,202,878	2,202,877
Accumulated other comprehensive income	27,424	34,414
Retained earnings (deficit)	35,689	54,304
Total International and Logistics Group Inc. Stockholder Equity	2,271,090	2,296,694
Non-controlling interest	848,067	878,152
Total Equity	3,119,157	3,174,846

Total Liabilities and Equity	$11,871,722	$8,931,524

See accompanying notes

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30
	2014	2013	2014	2013
Revenues
Packaging	$25,085,447	$24,814,637	$8,997,294	$8,166,658
Logistics	5,326,002	5,545,734	2,107,246	1,728,910
Total Revenues	30,411,449	30,360,371	11,104,540	9,895,568

Cost of Goods Sold
Packaging	24,019,055	23,834,770	8,621,465	7,840,207
Logistics	4,522,023	4,661,720	1,822,232	1,458,851
Total Cost of Goods Sold	28,541,078	28,496,490	10,443,697	9,299,058

Gross Profit	1,870,371	1,863,881	660,843	596,510

Operating Expenses
Administrative expenses	842,578	732,916	270,005	207,894
Rent	92,197	96,427	28,608	30,073
Salaries and wages	988,091	1,004,040	315,320	302,756
Total Operating Expenses	1,922,866	1,833,383	613,933	540,723

(Loss) Income from Operations	(52,495)	30,498	46,910	55,787

Other Income
Interest income (expense), net	102	619	(2,349)	46
Other income (expense)	2,469	3,729	1,902	1,764
Rent Income	757	670	757	477
Total Other Income	3,328	5,018	310	2,287

Net (Loss) Income before Income Taxes	(49,167)	35,516	47,220	58,074
Income tax benefit (expense)	989	(12,482)	(1,671)	48
Net (Loss) Income	(48,178)	23,034	45,549	58,122

Net (gain) loss attributable to non-controlling interest	30,085	1,902	(3,999)	72
Net (Loss) Income attributable to common stockholders	(18,093)	24,936	41,550	58,194
Comprehensive Income
Currency translation adjustment	519	(10,036)	(9,558)	6,400
Comprehensive (Loss) Income	$(17,574)	$14,900	$31,992	$64,594

Earnings per weighted average share of common stock - basic	$(0.00)	$0.01	$0.01	$0.01
Earnings per weighted average share of common stock -diluted	$(0.00)	$0.00	$0.01	$0.01
Weighted average shares outstanding - basic	4,961,357	4,961,357	4,961,357	4,961,357
Weighted average shares outstanding - diluted	4,961,357	6,336,087	6,336,087	6,336,087

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	September 30	September 30
	2014	2013
Cash flows from operating activities:
Net loss	$(48,179)	$23,034
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	5,506	2,965
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,188,508)	(347,546)
Decrease (increase) in deposits	–	(25,000)
Increase in inventory	(1,555,692)	–
Decrease in current assets	5,292	39,647
Increase in accounts payable and accrued expenses	2,961,166	(539,523)
Decrease in other current liabilities	(22,246)	(2,551)
Net cash provided by (used in) operating activities	157,339	(153,882)

Cash flow from investing activities:
Purchase of property and equipment	(44,935)	–
Net increase in refundable deposits	14,111	–
Net cash used in investing activities	(30,824)	–

Cash flow from financing activities:
Proceeds from short-term borrowing	65,600	–
Net cash provided by financing activities	65,600	–

Effect of currency translation	(5,004)	(5,002)

Net increase/(decrease) in cash and cash equivalents	187,111	(158,884)
Cash and cash equivalents at beginning of period	1,192,443	1,387,939
Cash and cash equivalents at end of period	$1,379,554	$1,229,055

Supplementary Disclosures of Cash Flow
Cash paid during the year for:
Interest	$–	$–
Taxes (refund)	$–	$36,345

See accompanying notes.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014

unaudited

1. Summary of Significant Accounting Policies

Organization and Basis of Presentation

These interim condensed consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” , “the Company”, or “IPLO”) a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”). The interim unaudited condensed consolidated financial statements for the nine months ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States. The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. The Company’s fiscal year end is on December 31.

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

Operating results for the nine month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

September 30, 2014

unaudited

1. Summary of Significant Accounting Policies (continued)

On January 1, 2010, International Packaging and Logistics Group, Inc., (“IPL Group Inc.”), acquired a majority interest (51%) in EZ Link Holdings, Ltd., company organized under the laws of the British Virgin Islands which contractually controls EZ Link Corporation (“EZ Link Corp”), a logistics company headquartered in Taiwan. EZ Link was established in July 2003 under the laws of Taiwan, Republic of China (“PRC”) EZ LINK is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.

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

Taiwan law currently has limits on foreign ownership of companies. To comply with these foreign ownership restrictions, on December 31, 2009, EZ Link Holdings Ltd. entered into following exclusive agreements with EZ Link Corp. and its owners (collectively the “Contractual Arrangements”):

(1) Consulting Services Agreement, through which EZ Link Holdings Ltd. has the right to advise, consult, manage and operate EZ Link Corp. and collect and own all of its net profits;

(2) Operating Agreement, through which EZ Link Holdings Ltd. has the right to recommend director candidates and appoint the senior executives of EZ Link Corp, approve any transactions that may materially affect the assets, liabilities, rights or operations of EZ Link Corp, and guarantee the contractual performance by EZ Link Corp. of any agreements with third parties, in exchange for a pledge by EZ Link Corp. of its accounts receivable and assets.

In consideration of services provided by the consultant, EZ Link Corp will pay a consulting fee equal to all of its net income on a quarterly basis. There was a cumulative net loss from January 1, 2014 to September 30, 2014 of ($61,397).

The terms of these Consulting Agreements begin as of the date of the Contractual Agreements, and shall continue in perpetuity, unless terminated in accordance with relevant provisions in the agreements or by any other agreement reached by all parties.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. EZ Link Corp’s functional currency is New Taiwan Dollars (NTD), however, the accompanying consolidated financial statements have been re-measured and presented in United States Dollars ($).

The consolidated financial statements include the accounts of IPL Group and its subsidiaries (collectively the “Company”). The Company’s subsidiaries include H&H Glass and 51% of EZ Link Holdings, Ltd.

The accompanying unaudited condensed consolidated financial statements at September 30, 2014, include EZ Link Holdings, Ltd., and subsidiaries from the January 1, 2010 date of acquisition. Intercompany accounts and transactions have been eliminated upon consolidation.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014

unaudited

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

The Company has concluded that EZ Link Corp is a VIE and that the Company’s 51% owned subsidiary, EZ Link Holdings Ltd., absorbs a majority of the risk of loss from the activities of EZ Link Corp. and enables the Company to receive a majority of its expected residual returns. Accordingly, the Company accounts for EZ Link Corp. as a VIE as of January 1, 2010.

The initial measurement of the assets and liabilities of EZ Link Corp. for the purpose of consolidation by the Company is at fair value. EZ Link Holdings, Ltd. has had no other business activities except for the entering into of the exclusive agreements with EZ Link Corp. and its shareholders.

The unaudited condensed consolidated financial statements include the financial statements for the Company, its subsidiaries and the variable interest entity, EZ Link Corp. and EZ Link Corp.’s subsidiary EZ Link International (a non-operational subsidiary). All significant inter-company transactions and balances between the Company, its subsidiaries and the variable interest entity are eliminated upon consolidation.

Country risk

As EZ Link Holding, Ltd. principal operations are conducted in Taiwan, it is subject to special considerations and significant risks not typically associated with companies in the US. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in Taiwan. The EZ Link Holdings Ltd. results of operations may be adversely affected by changes in the political and social conditions in Taiwan, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, most of the transactions undertaken in Taiwan are denominated in New Taiwan Dollars (“NTD”), which must be converted into other currencies before remittance out of Taiwan may be considered. Both the conversion of NTD into foreign currencies and the remittance of foreign currencies abroad require the approval of the Taiwan government. Therefore, it is assumed that there will be limitations of distribution of profits from EZ Link Corp. to EZ Link Holdings Ltd.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014

unaudited

1. Summary of Significant Accounting Policies (continued)

Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates include an allowance for doubtful accounts and depreciation of property, plant and equipment.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). All inventory consists of finished goods.

Foreign Currency Translation

As of September 30, 2014 the accounts of the EZ Link were maintained, and its consolidated financial statements were expressed, in NTD. Such consolidated financial statements were translated into USD with NTD as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014

unaudited

1. Summary of Significant Accounting Policies (continued)

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the nine month periods ended September 30, 2014 and 2013.

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

Concentration of Credit Risk

The Company maintains balances in a Money Market Fund that is not federally insured. Balances in this fund were $1,030,256 and $783,519 at September 30, 2014 and December 31, 2013, respectively.

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of September 30, 2014, 89.2% of H&H Glass’s Accounts Receivable were attributable to three customers. As of December 31, 2013, 86.0% of H&H Glass’s Accounts Receivable were attributable to three customers.

At September 30, 2014 and December 31, 2013 H&H Glass had allowance for doubtful reserves of $16,194 and $16,194, respectively.

In general the Company will reserve a receivable based one of the following reasons; If the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount.

H&H Glass purchased 100% of its glass from one vendor in the three month period ending September 30, 2014 and 2013.  During the three-month period ending September 30, 2014 and 2013, H&H Glass purchased $7,701,676 and $7,095,734 of products from this vendor, respectively. During the nine-month period ending September 30, 2014 and 2013, H&H Glass purchased $21,997,846 and $21,624,131 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.

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

September 30, 2014

unaudited

1. Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss)

The Company reports and displays comprehensive income and its components in a full set of general purpose consolidated financial statements. The Company’s translation income of $16,955 and $6,400 for the three month periods ended September 30, 2014 and 2013 and income of $519 and a loss of $10,036 for the nine month periods ended September 30, 2014 and 2013, respectively, relate to the translation of financial statements from New Taiwan Dollar to US Dollars.

Recently Issued Accounting Pronouncements – Q3 2014

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern and in May 2014, the FASB issued new accounting guidance related to revenue recognition.

ASU 2014-15 requires management to perform an assessment of going concern and under certain circumstances disclose information regarding this assessment in the footnotes to the financial statements. ASU 2014-15 is effective for the Company beginning January 1, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant components of an entity that does not qualify for discontinued operations reporting. The amendments in this ASU are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The impact on our Financial Statements of adopting ASU 2014-08 is being assessed by management.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This new revenue recognition standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance, and it provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The impact on the Company’s Financial Statements of adopting ASU 2014-09 is being assessed by management.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014

unaudited

2. Preferred Stock Transactions

Description of the Series A Convertible Preferred Stock

As of July 9, 2008, pursuant to the debt restructure section of the “Agreement and Plan of Merger” agreement dated on or about January 23, 2007 which was the H&H Glass acquisition, an aggregate of 974,730 shares the Series A Preferred Shares were issued. The Series A Preferred shares are convertible into common shares on a 1:1 ratio at a fixed rate of $3 per share. Preferred shares have no voting rights, have no redemption rights and earn no dividends. Holders of Series A Convertible Preferred Stock are not permitted to convert their stock into common shares until the Company’s market capital reaches $15,000,000. Upon dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of the then outstanding shares of Series A Convertible Preferred Stock shall be entitled to receive out of the assets of the Company the sum of $0.0001 per share (the “Liquidation Rate”) before any payment or distribution shall be made on any other class of capital stock of the Company ranking junior to the Series A Convertible Preferred Stock.

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

September 30, 2014

unaudited

2. Preferred Stock Transactions - continued

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

3. Common Stock Transactions

During the nine months ending September 30, 2014 and 2013 no stock was issued.

4. Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $66,950 and $65,000 for the three-month periods ended September 30, 2014 and 2013, respectively and $200,850 and $195,000 for the nine-month periods ended September 30, 2014 and 2013, respectively.

There is currently an $80,000 payable to Allen Lin for funds contributed to the company at the time EZ Link Holdings, Ltd. was acquired. There are no terms or repayment schedule attached to this debt.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $14,805 and $14,500 for the three-month periods ended September 30, 2014 and 2013 and $44,805 and $43,500 for the nine-month periods ended September 30, 2014 and 2013, respectively.

William Gresher

For each three-month period ended September, 2014 and 2013, Mr. Gresher, a member of the Board of Directors, was paid $1,500 in cash for Director fees.

For each nine-month period ended September 30, 2014 and 2013, Mr. Gresher, a member of the Board of Directors, was paid $4,500 in cash for Director fees.

Owen Naccarato

For each three-month period ending September 30, 2014 and 2013 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $9,000 in cash for legal fees and for the three month periods ending September 30, 2014 and 2013 was paid $1,500 in cash for Directors fees.

For each nine-month period ending September 30, 2014 and 2013 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $27,000 in cash for legal fees and for the nine-month periods ending September 30, 2014 and 2013 was paid $4,500 in cash for Directors fees.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014

unaudited

4. Related Party Transactions - continued

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation. EZ Link rents its offices from Easy Global Company, Ltd. During the three months ended September 30, 2014 and 2013, EZ Link paid $11,349 and $11,280, respectively and for the nine months ended September 30, 2014 and 2013, EZ Link paid $34,046 and $34,457, respectively to Easy Global Company Ltd. for rent expense.

5. Property and Equipment

The Company’s property and equipment at September 30, 2014 and December 31, 2013, consisted of the following:

	September 30, 2014	December 31, 2013
Furniture and fixtures	$14,552	$14,552
Computers and equipment	189,273	146,180
	203,825	160,732
Less accumulated depreciation	(157,453)	(153,682)
Total	$46,372	$7,050

The Company recorded depreciation expense for the nine-month periods ending September 30, 2014 and 2013 of $5,506 and $2,965 respectively. The Company recorded depreciation expense for the three-month periods ending September 30, 2014 and 2013 of $1,907 and $nil respectively.

6. Commitments and Contingencies

Litigation

The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

Leases

Operating leases

H&H Glass rents approximately 2,900 square feet of office space for its headquarters. The lease began on January 1, 2013 and expires on August 31, 2019. As of September 30, 2014, total monthly base rent is $6,235 per month.

EZ Link rents 2,388 square feet of office space for its headquarters. The original lease began on October 1, 2011, through March 31, 2012. The lease is renewed annually. As of September 30, 2014, total base monthly rent is $3,840 per month.

EZ Link also rents 182 square feet of office space. The lease began on April 15, 2011, and expires on April 14, 2014. The lease was renewed until May 2015. As of September 30, 2014, total base monthly rent is $1,436.

EZ Link also maintains operating leases for parking spaces and vehicles used in its operations expiring through June 23, 2014.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014

unaudited

6. Commitments and Contingencies - continued

Future minimum payments on the non-cancellable leases described above as of September 30, 2014, are:

Fiscal Year ended December 31,
2014	$19,227
2015	80,899
2016	83,335
2017	85,133
2018	86,652
Thereafter	59,624
$414,870

7. Earnings per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. There was a net loss during the nine months ended September 30, 2014 therefore the Company’s Convertible Preferred Shares would not constitute potentially dilutive securities. There was a net income during the nine months ended September 30, 2013 and the three months ended September 30, 2014 and 2013 therefore the Company’s Convertible Preferred Shares would constitute potentially dilutive securities.

Earnings (loss) per share of common stock are calculated as follows:

	For the Three Months Ended September 30,
	2014	2013
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to IPLO common stockholders	$41,550	$58,194

Weighted average common shares outstanding	4,961,357	4,961,357
Basic earnings per share of common stock	$0.01	$0.01

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net earnings available to IPLO common stockholders	$41,550	$58,194

Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	1,374,730	1,374,730
Weighted average common shares outstanding after effect of dilutive securities	6,336,087	6,336,087

Diluted earnings per share of common stock	$0.01	$0.01

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014

unaudited

7. Earnings per Share – continued

	For the Nine Months Ended September 30,
	2014	2013
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Net (loss) earnings available to IPLO common stockholders	$(18,093)	$24,936

Weighted average common shares outstanding	4,961,357	4,961,357
Basic earnings per share of common stock	$(0.00)	$0.01

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Net (loss) earnings available to IPLO common stockholders	$(18,093)	$24,936

Weighted average common shares outstanding	4,961,357	4,961,357
Effect of dilutive securities:
Convertible preferred stock	–	1,374,730
Weighted average common shares outstanding after effect of dilutive securities	4,961,357	6,336,087

Diluted earnings per share of common stock	$(0.00)	$0.00

8. Segment Reporting

The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information for the three and nine months ended September 30, 2014:

For the nine months ending September 30, 2014	Packaging	Logistics	Total

Revenue	$25,085,447	5,326,002	30,411,449
Operating Income	15,207	(67,703)	(52,496)
Total Assets	10,833,095	1,038,627	11,871,722
Interest Income	0	401	401
Interest Expense	(299)	0	(299)
Depreciation	$0	5,557	5,557

For the three months ending September 30, 2014	Packaging	Logistics	Total

Revenue	$8,997,294	2,107,246	11,104,540
Operating Income	37,440	9,470	46,910
Total Assets	10,833,095	1,038,627	11,871,722
Interest Income	0	0	0
Interest Expense	0	0	0
Depreciation	$0	1,998	1,998

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014

unaudited

8. Segment Reporting - continued

For the nine months ending September 30, 2013	Packaging	Logistics	Total

Revenue	$24,814,637	5,545,734	30,360,371
Operating Income	27,052	3,445	30,497
Total Assets	7,359,330	938,992	8,298,322
Interest Income	217	402	619
Interest Expense	0	0	0
Depreciation	$0	2,965	2,965

For the three months ending September 30, 2013	Packaging	Logistics	Total

Revenue	$8,166,658	1,728,910	9,895,568
Operating Income	58,268	(2,481)	55,787
Total Assets	7,359,330	938,992	8,298,322
Interest Income	0	46	46
Interest Expense	0	0	0
Depreciation	$0	0	0

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014

unaudited

9. Unrestricted Net Assets

EZ Link Corp. has retained earnings of approximately $9,136 as of September 30, 2014. Distributions and other payments to EZ Link Holdings, Ltd. from its subsidiary, EZ Link Corp. may not permitted by the Taiwan government. Condensed financial information of the United States operations is as follows:

	September 30,	September 30
Balance Sheets	2014	2013

Assets
Cash and cash equivalents	$1,179,825	$864,920
Accounts receivable, net	6,527,529	4,979,731
Inventory	1,555,692	–
Other current assets	(2,423)	(2,158)
Total current assets	9,260,623	5,842,493

Investment in EZ Link Holdings, Ltd.	857,143	857,143
Deposits	12,433	37,433
Deferred tax assets	264,314	183,679
Total assets	$10,394,513	$6,920,748

Liabilities

Accounts payable	$8,013,655	$4,616,846
Accrued liabilities	72,675	62,175
Notes payable to related party	80,000	80,000
Total current liabilities	8,166,330	4,759,021
Total liabilities	8,166,330	4,759,021

Stockholders' equity
Common stock	4,961	4,961
Preferred stock	138	138
Additional paid-in capital	2,202,877	2,202,877
Retained earnings	20,207	(46,249)
Total stockholders' equity	2,228,183	2,161,727
Total liabilities and stockholders' equity	$10,394,513	$6,920,748

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014

unaudited

9. Unrestricted Net Assets - continued

	Three Months	Three Months
	September 30,	September 30,
Statement of Operations	2014	2013

Net sales	$8,997,294	$8,166,658
Cost of goods sold	(8,621,465)	(7,840,207)

Operating expenses	(338,389)	(268,183)
Income from operations	37,440	58,268

Other income and (expense)
Interest income (expense)	–	36
Other income (expense)	(50)	1,245
Income tax benefit (payable)	–	(1,600)
Total other income	(50)	(319)
Net Income	$37,390	$57,949

	Nine Months	Nine Months
	September 30,	September 30,
Statement of Operations	2014	2013

Net sales	$25,085,447	$24,814,637
Cost of goods sold	(24,019,055)	(23,834,770)

Operating expenses	(1,051,185)	(952,815)
Income from operations	15,207	27,052

Other income and (expense)
Interest income (expense)	(299)	217
Other income (expense)	(90)	1,245
Income tax benefit (payable)	(1,600)	(1,600)
Total other income	(1,989)	(138)
Net Income	$13,218	$26,914

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014

unaudited

9. Unrestricted Net Assets - continued

	Nine Months	Nine Months
	September 30,	September 30,
Statements of Cash Flows	2014	2013

Net cash provided by operating activities:	$330,142	$(251,062)

Cash flow from investing activities
Proceeds from sale of investment	–	–
Net cash provided by investing activities	–	–

Cash flow from financing activities:
Proceeds from note payable - related party	–	–
Net cash provided by financing activities	–	–

Net increase in cash	330,142	(251,062)
Cash, beginning of period	849,683	1,115,982
Cash, end of period	$1,179,825	$864,920

10. Inventory

Inventory is carried on a first in-first out basis and valued at the lower of cost or market. All inventory consists of finished goods.

 11. Bank Loan

As of September 30, 2014, EZ Link had a $65,600 loan outstanding with a bank. The loan has a 30 day maturity, starting from September 25, 2014 to October 24, 2014. The interest rate is 2.414% per annum. Of the $65,600 principle balance owed, $13,000 is unsecured and $52,600 is a secured loan. The carrying amount of receivables that serve as collateral. The loan was paid off on October 24, 2014.

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

In addition, as of January 1, 2010, International Packaging and Logistics Group, Inc., acquired a 51% interest in EZ Link Holdings, Ltd., a company organized under the laws of the British Virgin Islands on December 18, 2009, which controls EZ Link Corporation (“EZ Link”), a logistics company headquartered in Taiwan. EZ Link was established in July 2003 under the laws of Taiwan, Republic of China. EZ Link Holdings, Ltd. consolidates EZ Link under ASC Topic 810 as it controls EZ Link through a management contract. EZ Link has a non-operating subsidiary EZ Link International, Ltd. EZ Link is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.

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

Results of Operations

Three and nine months ending September 30, 2014 and 2013

Revenue:

For the three months ending September 30, 2014 and 2013, revenues were $11,104,540 and $9,895,568, respectively, for an increase of $1,208,972 (12.2%) over the same period in 2013. The increase in revenue is mainly due to two factors; 1) an increase in packaging revenue of $830,636 (10.2%) due to a decrease in sales deductions, 2) plus an increase in logistics revenues of $378,336 (21.9%), mainly due to an increase in overall shipping for the quarter.

For the nine months ending September 30, 2014 and 2013, revenues were $30,411,449 and $30,360,371, respectively, for an increase of $51,078 (0.2%) over the same period in 2013. The increase in revenue is mainly due to two factors; 1) a increase in packaging revenue of $270,810 (1.1%) due to a decrease in sales deductions, 2) and a decrease in logistics revenues of $219,732 (4.0%), mainly due to a decrease in overall shipping.

Cost of Goods Sold:

Cost of goods sold for the three months ending September 30, 2014 and 2013 were $10,443,697 and $9,299,058 respectively, for an increase of $1,144,639 (12.3%) over the same period in 2013. This increase consists of a increase in packaging cost of goods sold of $781,258 (10.0%) which was a direct result of the increase in packaging revenue plus an increase in packaging cost of goods sold of $363,381 (25.0%) from the same period in 2013 mainly due to an overall increase in shipping for the quarter.

Cost of goods sold for the nine months ending September 30, 2014 and 2013 were $28,541,078 and $28,496,460 respectively, for an increase of $44,618 (0.2%) over the same period in 2013. This increase consists of an increase in packaging cost of goods sold of $184,285 (0.7%) which was a direct result of an increase in overall shipping, offset by a decrease in logistics cost of goods sold of $196,697 (3.0%) from the same period in 2013 mainly due to a decrease shipping.

Gross Profit:

Gross profit was $660,843 and $596,510 for the three months ending September 30, 2014 and 2013, an increase of $64,333 (10.8%) over the same period in 2013.  The gross profit margin as a percent of sales for the three months ending September 30, 2014 and 2013 was 5.9% and 6.0%, respectively, for a decrease of 0.1%. The decrease is a result of a 2.1% decrease in gross profit percent from the logistics business offset by an increase of 0.9% gross profit percent from the packaging business over prior year.

Gross profit was $1,870,371 and $1,863,881 for the nine months ending September 30, 2014 and 2013, an increase of $6,490 (0.3%) over the same period in 2013. The gross profit margin as a percent of sales for the nine months ending September 30, 2014 and 2013 was 6.2% and 6.1%, respectively, for an increase of 0.1%. The increase is a result of a 0.4% increase in gross profit percent from the packaging business offset by a decrease of 0.8 % gross profit percent from the logistics business over prior year.

Operating Expenses:

Operating expenses for the three month period ended September 30, 2014 and 2013 were $613,933 and $540,723 respectively for an increase of $73,210 (13.5%) from the same period prior year. Operating expenses for the nine month period ended September 30, 2014 and 2013 were $1,922,866 and $1,833,383 respectively for an increase of $89,483 (4.9%) from the same period prior year. These differences in operating expenses were mostly attributable to the following:

Three months ending:	9/30/2014	9/30/2013	$ VAR	% VAR
Salaries & Related Expense	$315,320	$302,756	$12,564	4.1%	Packaging salary increased in 2014 by $18,484 offset by $5,920 decrease in EZ Link salary.
Rent	28,608	30,073	(1,465)	-4.9%	Packing rent increased $946 and EZ Link rent decreased by $2,411. Packaging increase due to new contract.
Insurance	37,164	30,834	6,330	20.5%	Packaging insurance increased by $6,835 offset by a decrease in EZ Link Group insurance of $505.
Meals & Entertainment	18,662	16,821	1,841	10.9%	Packaging expense was up $2,509, EZ Link down $668.
Travel Expense	100,606	59,312	41,294	69.6%	Increase in packaging travel of $36,013, increase in EZ Link travel of $5,281.

Accounting	17,147	25,500	(8,353)	-32.8%	Prior year had $7,500 of tax service fees included
Miscellaneous	96,426	75,427	20,999	27.8%	Miscellaneous items
Total Expenses	$613,933	$540,723	$73,210	13.5%

Nine months ending:	9/30/2014	9/30/2013	$ VAR	% VAR
Salaries & Related Expense	$988,091	$1,004,040	$(15,949)	-1.6%	Packaging salary higher in 2014 by $5,487 plus $21,436 decrease in EZ Link salary (bonuses).
Rent	92,197	96,427	(4,230)	-4.4%	Packaging rent lower by $1,150 and EZ Link rent decreased by $3,080.
Insurance	146,625	132,819	13,806	10.4%	Packaging insurance increased $13,428, EZ Link up $378.
Meals & Entertainment	60,146	48,149	11,997	24.9%	Packaging increased by $8,232, EZ Link by $3,765
Travel Expense	283,900	167,274	116,626	69.7%	Increase in packaging travel of $107,532, increase in EZ Link travel of $9,094.
Accounting	121,902	153,786	(31,884)	-20.7%	Packaging Audit reserve cleaned up.
Miscellaneous	230,005	230,888	(883)	-0.4%	Miscellaneous items
Total Expenses	$1,922,866	$1,833,383	$89,483	4.9%

Other Income (Expenses):

Interest income (expense) for the three months ended September 30, 2014 and 2013 was ($2,349) and $46, respectively, for a decrease of $2,395 (5,206.5%) from the same period prior year. Interest income (expense) for the nine months ended September 30, 2014 and 2013 was $102 and $619, respectively, for a decrease of $517 (83.5%) from the same period prior year.

Other income (expense) was $1,902 for the three months ending September 30, 2014, an increase of $138 (7.8%) over the same period in 2013.  Other income was $2,469 for the nine months ending September 30, 2014, a decrease of $1,260 (33.8%) over the same period in 2013

Rent income was $757 for the three months ending September 30, 2014, an increase of $280 (58.7%) from the same period prior year. Rent income was $757 for the nine months ending September 30, 2014, an increase of $87 (13.0%) from the same period prior year.

Liquidity and Capital Resources

Cash flow provided in operations for the nine months ending September 30, 2014 amounted to $157,339, which mainly consisted the following: by 1) nine month net loss of $48,179, 2) increase in accounts receivable of $1,188,508 and 3) increase in inventory of $1,555,692, and 4) a decrease in current liabilities of $22,246 offset by 1) depreciation expense of $5,506, 2) decrease in current assets of $5,292 and a 3) increase in accounts payable and accrued expenses of $2,961,166.

On September 30, 2014, the Company had total assets of $11,871,722 compared to $8,931,524 on December 31, 2013, an increase of $2,940,198 or 32.9%. The Company had total equity of $3,119,157 on September 30, 2014, compared to equity of $3,174,846 on December 31, 2013, a decrease of $55,689 (1.8%). As of September 30, 2014, the Company's working capital position decreased by $66,985 (4.5%) from working capital of $1,542,615 at December 31, 2013 to working capital of $1,475,630 at September 30, 2014.

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

Disclosure Controls and Procedures

As of September 30, 2014, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the current quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

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

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Packaging and Logistics Group, Inc.
(Registrant)

Dated: November 19, 2014	By: /s/ Owen Naccarato
Owen Naccarato
Chief Executive Officer
Principal Financial Officer and Director

By: /s/ Allen Lin
Allen Lin, Director
President H&H Glass

By: /s/ William Gresher
William Gresher, Director

