Form 10-K
period 2014-12-31
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2015-05-14
CIK 822997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from________________________ to __________________________

Commission file number 0-21384

INTERNATIONAL PACKAGING AND LOGISTICS GROUP, INC.

____________________________________________________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [x]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐Yes     ☒ No

As of December 31, 2014 (the last business day of the registrant’s year -end), the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the OTC Markets was approximately $84,755. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 4,961,357 shares of the registrant’s common stock outstanding as of April 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 1. Description of Business

Business

Present Business

On July 2, 2007, International Packaging and Logistics Group, Inc. (“IPL Group” or “the Company”) through its wholly-owned subsidiary, YesRx.com (“YesRx”) acquired all the outstanding shares of H&H Glass, Inc. (“H&H Glass” or “H&H”). H&H Glass is a glass importer that supplies custom products such as perfume bottles and food condiment bottles, plus provides complementary services such as container design and mold making. H&H Glass imports glass containers from Asia and distributes to North America. H&H Glass acquires its products mainly from 3 to 5 suppliers in China and Taiwan and sells its products through several distributors in the United States and Canada who service small to medium sized customers. H&H imports in excess of 1,000 shipping containers of glass a year. Depending on the size of the product, a container can contain anywhere from 3,000 to 300,000 pieces.

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

Vend-out of EZ Link Corporation

As of February 28, 2015, IPLO’s majority interest in EZ Link Holdings, was sold back to EZ Link Holdings. for the following terms: In exchange for the fifty-one percent (51%) of the EZ Link Corporation Shares, or 688,500 EZ Link Corporate Shares in the aggregate acquired by IPL, EZ Link Corp. will return

(a) an aggregate of 457,143 shares of IPL common shares issued on June 26, 2009 to the shareholders of EZ Link Corp as consideration of acquiring 51% of EZ Link Corporation; and

(b) an aggregate of 400,000 Series A preferred shares issued on June 30, 2009 to the shareholders or assigns of EZ Link Corp as consideration of acquiring 51% of EZ Link Corporation.

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

EZ Link has 30 full time employees.

ITEM 2. Description of Property

International Packaging and Logistics Group, Inc.’s corporate headquarters are located in the H&H Glass offices at 7700 Irvine Center Drive, Suite 870, Irvine California 92618. H&H Glass rents approximately 2,900 square feet of office space for its headquarters. The lease began on January 1, 2013 and expires on August 31, 2019. As of December 31, 2014, total monthly base rent is $6,409 per month.

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

	High	Low
Year ended December 31, 2014
First quarter	$ 0.59	$ 0.15
Second quarter	$ 0.22	$ 0.02
Third quarter	$ 0.04	$ 0.02
Fourth quarter	$ 0.12	$ 0.04
Year ended December 31, 2013
First quarter	$ 0.85	$ 0.12
Second quarter	$ 0.75	$ 0.12
Third quarter	$ 0.75	$ 0.12
Fourth quarter	$ 0.75	$ 0.01

As of December 31, 2014, there were approximately 828 registered shareholders of the Company’s Common Stock with 4,961,357 shares issues and outstanding.

Dividends

To date, the Company has not declared or paid dividends on its Preferred or Common Stock.

Transfer Agent and Registrar

The Company’s transfer agent is Jersey Transfer and Trust Company located at 1250 Sussex Turnpike, #606 Mount Freedom, NJ 07970-0606.

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

In 2010, International Packaging and Logistics Group, Inc., acquired a majority interest in EZ Link Holdings, Ltd., a company organized under the laws of the British Virgin Islands on December 18, 2009, which controls EZ Link Corporation, a logistics company headquartered in Taiwan. EZ Link was established in July 2003 under the laws of Taiwan, Republic of China. EZ Link Holdings, Ltd. consolidates EZ Link under ASC Topic 810 as it controls EZ Link through a management contract. EZ Link is a full service international freight forwarder, who has current networks to locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe.

Vend-out of EZ Link Corporation

As of February 28, 2015, IPLO’s majority interest in EZ Link Holdings, was sold back to EZ Link Holdings. for the following terms: In exchange for the fifty-one percent (51%) of the EZ Link Corporation Shares, or 688,500 EZ Link Corporate Shares in the aggregate acquired by IPL, EZ Link Corp. will return

(a) an aggregate of 457,143 shares of IPL common shares issued on June 26, 2009 to the shareholders of EZ Link Corp as consideration of acquiring 51% of EZ Link Corporation; and

(b) an aggregate of 400,000 Series A preferred shares issued on June 30, 2009 to the shareholders or assigns of EZ Link Corp as consideration of acquiring 51% of EZ Link Corporation.

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

Results of Operations

Year Ended December 31, 2014 Compared to December 31, 2013

Revenue:

For the years ending December 31, 2014 and 2013, revenues were $35,728,361 and $34,005,056 respectively, for an increase of $1,723,305 or 4.9% over the same period in 2013. The increase in revenue is a mainly due to an improved USeconomy which resulted in increased volume.

Cost of Goods Sold:

Cost of goods sold for the years ending December 31, 2014 and 2013 were $34,324,102 and $32,744,166 respectively, for an increase of $1,579,936 or 4.6% over the same period in 2013. This increase is mainly due to the increase in business. This increase in cost of goods sold is consistent with the increase in sales.

Gross Profit:

Gross profit was $1,404,259 and $1,260,890 for the years ending December 31, 2014 and 2013, an increase of $143,369 or 11.4% over the same period in 2013.   The gross profit margin as a percent of sales for the years ending December 31, 2014 and 2013 was 3.9% and 3.7 % respectively for an increase of 0.2%.

Operating Expenses:

Operating expenses were $1,139,046 and $1,267,013 for the years ending December 31, 2014 and 2013, an increase of $52,033 (4.1%) over the same period in 2013. The increase in operating expenses was mostly attributable to the following:

Twelve months ending:	12/31/2014	12/31/2013	$ VAR	% VAR
Salaries & Related Expense	$581,481	$584,748	$(3,267)	-0.6%	The change in salaries was basically flat year to year.
Rent	46,864	47,329	$(465)	-1.0%	Rent expenses was basically flat year to year.
Insurance	108,483	103,503	$4,980	4.8%	Insurance expense was basically flat year to year.
Meals & Entertainment	16,574	12,383	$4,191	33.8%	H&H Glass had increased travel in 2014 resulting in an increase in meals and entertainment
Legal	36,000	36,000	$0	0.0%	No change.
Accounting	124,597	171,785	$(47,188)	-27.5%	More effective management of accounting services
Travel Expense	325,955	231,077	$94,878	41.1%	H&H Glass had increased travel in 2014
Miscellaneous	79,092	80,188	$(1,096)	-1.4%	Consistent year to year
Total Expenses	$1,319,046	$1,267,013	$52,033	4.1%

Other Income (Expense):

Interest income (expense) for the years ended December 31, 2014 and 2013 was ($299) and $1,873 respectively for a decrease of $2,172 (116.0%) from the same period in 2013.

Other expense for the years ended December 31, 2014 and 2013 was $Nil and ($567) respectively for a decrease of $567 (100.0%) over the same period in 2013.

Rental income for the years ended December 31, 2014 and 2013 was $nil and $1,245 respectively, a decrease of $1,245 (100.0%) over the same period in 2013

Liquidity and Capital Resources

Net cash provided by operating activities for the year ended December 31, 2014 amounted to $23,323, which mainly consisted of the following: Annual net income of $52,415 plus depreciation expense of $7,192, a decrease in deferred taxes of $35,161, decrease in current assets of $1,204, assets for sale/discontinued operation of $72,779 and Liabilities/discontinued operations of $127,262 offset by increase in accounts receivable of $2,622,116, increase in inventory of $936,900and a decrease in other current assets of $18,851.

On December 31, 2014 the Company had total assets of $12,291,762 compared to $8,931,524 on December 31, 2013, an increase of $3,360,238 or 37.6%.  The Company had total stockholders’ equity of $3,194,937 on December 31, 2014, compared to total stockholders’ equity of $3,174,846 on December 31, 2013 an increase of $20,091 (0.6%).  As of December 31, 2014 the Company's working capital position increased by $82,155 (7.6%) from working capital of $1,083,232 at December 31, 2013 to working capital of $1,1164,387 at December 31, 2014.

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

International Packaging and Logistics Group, Inc. (“IPL Group Inc.”) (Seller), entered into an agreement with its majority owned subsidiary, EZ LINK Corporation (“EZ LINK”) (Buyer) which is a logistics company headquartered in Taiwan. EZ Link was established in July 2003 under the Company Law of Republic of China. Under this agreement EZ LINK is acquiring back IPL Group Inc.’s share position in EZ Link in exchange for their share position in IPL Group Inc. This transaction is effective as of February 28, 2015.

The terms are as follows:

IPL Group Inc. will assign its position in EZ LINK or 688,500 shares in the aggregate, to EZ LINK, such that, following such transaction, EZ LINK will no longer be a subsidiary of IPL Group Inc.

EZ LINK will assign the following:

(a) The 457,143 shares of common stock held by EZ LINK shareholders.

(b) The Series B Convertible preferred shares held by EZ LINK shareholders.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 COSO Framework").

A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is mainly one person involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties. We have hired an additional administrative person and retained an outside professional firm to assist in the separation of duties on an ongoing basis. The use of the outside firm has proven successful in assisting in the separation of duties. However, additional people are not needed to do the administrative workm therefore segregation of duties will continue to be an ongoing weakness.

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

Based on this evaluation and because of the material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014.

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

Item 9B. Other Information.

N/A

PART III

ITEM 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company has three directors and a sole executive officer, and their ages and positions with the Company as of December 31, 2011 are as follows:

Name	Age	Office	Since
Owen Naccarato	65	Director, CEO and Acting CFO	April 2012
William Gresher	68	Director	January 2007
Allen Lin	61	Director	January 2007

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

William Gresher retired in July 2009 as the Chief Financial Officer with The Mexmil Company where he had been for 4 years. Prior to Mexmil, Mr. Gresher held high level financial positions in several companies including the Chief Financial Officer for Distinctive Appliances, Inc. (DACOR), in Pasadena, CA, Vice President of Finance for Fadal Engineering in Chatsworth, CA., Vice President Corporate Financial Planning for Allergan Inc., Irvine, CA., Vice President Controller, Bentley Laboratories, Inc., Irvine CA, a division of Baxter International, Inc., Controller of Bell & Howell Co., Lincolnwood, IL., and several years with Arthur Andersen & Co., Chicago, IL. Mr. Gresher has a Bachelor’s Degree in Accounting and an MBA from Northern Illinois University. Mr. Gresher started his career as a CPA with Arthur Andersen & Co. Next, Mr. Gresher moved to Bell & Howell for 8 years of which 4 years were spent in Tokyo, Japan where he was Plant Controller for their manufacturing operations. The next 10 years were spent with Baxter International in a variety of managerial positions including Director of Finance – Asia Pacific, Assistant Corporate Controller and Vice President Finance for Bentley Laboratories in Irvine California. At Allergan Inc., Mr. Gresher held Vice President positions for the Humphrey, International and European divisions, as well a Vice President Corporate Financial Planning.

Owen Naccarato has been corporate counsel and secretary for the Company since 2007. Mr. Naccarato also has for the last fifteen years been a practicing attorney specializing in corporate and securities law. Prior to practicing law, Mr. Naccarato held various high level financial and operating positions with fortune 500 firms. Mr. Naccarato is a member of the American Bar Association, the California State Bar Association, the Orange County and the Los Angeles County Bar Associations. Mr. Naccarato has a J.D. from Western State University, an MBA from DePaul University and an undergraduate degree in accounting from Northern Illinois University. Mr. Naccarato is also a Director for Greengro Technologies Inc.

Compensation of Directors:

Directors received remuneration totaling in aggregate of $12,000 during the years ended December 31, 2014 and 2013. Directors receive $500 a month in directors’ fees with the exception of Mr. Lin who received no compensation for directors services for the years ended December 31, 2014 and 2013.

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

Code of Ethics for the Chief Executive Officer and the Principal Financial Officer

On September 7, 2004, the Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and the Principal Financial Officer, which was included as exhibit 14.1 with the December 31, 2004 Form 10KSB.

ITEM 11. Executive Compensation

The following table sets forth certain summary information regarding compensation paid by IPL Group for services rendered during the fiscal years ended December 31, 2014 and 2013, respectively, to the Company’s Chief Executive Officer and Chief Financial Officer during such period.

Executive Compensation:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Owen Naccarato, CEO and CFO	2014	0	0	0	0	0	0	42,000	42,000
	2013	0	0	0	0	0	0	42,000	42,000

Allen Lin, President H&H Glass	2014	305,000	0	0	0	0	0	0	305,000
	2013	270,000	0	0	0	0	0	35,000	305,000

During 2014 and 2013, Mr. Naccarato received $6,000 in annual director’s fees, included above.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth certain summary information regarding outstanding equity awards as of December 31, 2014 to the Company's Chief Executive Officer and Chief Financial Officer and most highly paid executive officers during such period.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of December 31, 2013 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock and (ii) the Company’s directors and executive officers, and (iii) all officers and directors of the Company as a group.

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

(2) Percentage based on 4,961,357 shares of common stock outstanding as of December 31, 2014.

(3) Standard Resources LTD is a related company to Allen Lin, the founder and CEO of H&H Glass.

ITEM 13. Certain Relationships and Related Transaction

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $305,000 and $230,000 for the years ended December 31, 2014 and 2013, respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid a salary of $58,000 and $56,000 for the years ended December 31, 2014 and 2013, respectively.

Owen Naccarato

During 2014, Mr. Naccarato, the Company’s Chief Executive Office and acting Chief Financial Officer, was paid director fees of $6,000 and $36,000 for legal fees performed.

William Gresher

During 2014 and 2013, Mr. Gresher, a member of the Board of Directors, was paid $6,000 per year director fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation. EZ Link rents its offices from Easy Global Company, Ltd. During the year ended December 31, 2014 and 2013, EZ Link paid $45,257 and $34,560 respectively to Easy Global Company for rent expense.

ITEM 14. Principal Accountant Fees and Services

The Company paid the following fees in each of the prior two fiscal years to its independent certified public accountants, PMB Helin Donovan, LLP and RBSM LL:

	For the Year Ended December 31,
	2014	2013
Audit Fees	$78,750	$110,000
Audit-Related Fees	69,000	60,000
Tax Fees	25,505	17,800
All Other Fees
Total Fees	$173,255	$187,800

All of the audit fees, and all except $5,000 of the 2014 audit-related fees, were to our former auditor, PMB Helin Donovan, LLP. The $15,000 of the 2014 audit –related fees, and all of the tax fees, were to our current auditor, RBSM LL.

"Audit Fees" consisted of fees billed for services rendered for the audit of the Company’s annual financial statements and audit related fees are for review of the financial statements included in the Company’s quarterly reports on Form 10-Q. Tax fees are for tax preparation and compliance services.

ITEM 15. Exhibits, List and Reports in Form 10-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* To be filed by amendment.

(b)	Reports on Form 10-K

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Packaging and Logistics Group, Inc.

By: /s/Owen Naccarato

Owen Naccarato Chief Executive Officer

Dated: May 14, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Owen Naccarato	May 14, 2015
Owen Naccarato Chief Executive Officer,
Principal Financial Officer and Director

/s/ Allen Lin	May 14, 2015
Director

/s/ William Gresher	May 14, 2015
Director

International Packaging and Logistics Group, Inc.,

and Subsidiaries

Consolidated Financial Statements

for the Years Ended

December 31, 2014 and 2013

C O N T E N T S

Reports of Independent Registered Public Accountants	F-1 – F-2

Consolidated Balance Sheets	F-3 – F-4

Consolidated Statements of Operations and Comprehensive Income	F-5 – F-6

Consolidated Statements of Changes in Stockholders’ Equity	F-7

Consolidated Statements of Cash Flows	F-8 – F-9

Notes to Consolidated Financial Statements	F-10 – F-28

101 Larkspur Landing Circle Suite 321 Larkspur, CA 94939 415-306-7611 www.rbsmllp.com

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

International Packaging and Logistics Group, Inc.:

We have audited the accompanying balance sheets of International Packaging and Logistics Group, Inc. (the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive income , consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows for the year ended December 31,2014.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Packaging and Logistics Group, Inc. as of December 31, 2014 and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the united States of America.

RBSM LLP

/s/ RBSM LLP

May 13, 2015

Larkspur, CA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

International Packaging and Logistics Group, Inc.:

We have audited the accompanying consolidated balance sheet of International Packaging and Logistics Group, Inc. (the “Company”) as of December 31, 2013, and the related consolidated statement of operations and comprehensive income, consolidated statement of stockholders’ equity and consolidated statement of cash flows for the year ended December 3, 2013.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Packaging and Logistics Group, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The consolidated balance sheet of International Packaging and Logistics Group, Inc. and the related consolidated statements of operations,  comprehensive income and cash flows for the year ended December 31, 2013, have been restated to present discontinued operations for consistency and comparability with the current period presentation.  See note 12 for additional information.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

May 12, 2015

Austin, Texas

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2014 and December 31, 2013

	December 31	December 31
	2014	2013
Current Assets
Cash	$661,510	$849,683
Accounts receivable, net	8,083,254	5,461,138
Inventory	936,900	–
Other current assets	(2,423)	–
Prepaid taxes	–	–
Total Current Assets	9,679,241	6,310,821

Property, Plant and Equipment, net	–	–

Other Assets
Prepaids	520	–
Deposits	12,433	10,794
Deferred tax assets	224,779	264,315
Total Other Assets	237,732	275,109

Assets Held for Sale – discontinued operations	2,374,789	2,345,594

Total Assets	$12,291,762	$8,931,524

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$8,434,854	$5,147,589
Notes payable - related party	80,000	80,000

Total Current Liabilities	8,514,854	5,227,589

The accompanying notes are integral to these consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2014 and December 31, 2013

Liabilities - discontinued Operations	581,971	529,089

Commitments and contingencies	–	–

Total Liabilities	9,096,825	5,756,678

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,730 Series A issued and outstanding	98	98
400,000 Series B issued and outstanding	40	40
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,961,357 issued and outstanding	4,961	4,961
Additional paid-in capital	2,202,877	2,202,877
Accumulated other comprehensive income	–	34,414
Retained earnings	106,719	54,304
Total International and Logistics Group Inc. Stockholder’s Equity	2,314,695	2,296,694
Non-controlling interest	880,242	878,152

Total Equity	3,194,937	3,174,846

Total Liabilities and Equity	$12,291,762	$8,931,524

The accompanying notes are integral to these consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended December 31, 2014 and 2013

	December 31	December 31
	2014	2013
Revenues
Packaging	$35,728,361	$34,005,056

Total Revenues	35,728,361	34,005,056

Cost of Goods Sold
Packaging	34,324,102	32,744,166

Total Cost of Goods Sold	34,324,102	32,744,166

Gross Profit	1,404,259	1,260,890

Operating Expenses
Administrative expenses	690,701	634,936
Rent	46,864	47,329
Salaries and wages	581,481	584,748

Total Operating Expenses	1,319,046	1,267,013

Income (loss) from Operations	85,213	(6,123)

Other income (expense)
Interest income (expense), net	(299)	1,873
Other income (expense)	–	(567)
Rent Income	–	1,245
Total Other Income (expense)	(299)	2,551

Net Income (loss) from Continuing Operations before Income Taxes	84,914	(3,572)

The accompanying notes are integral to these consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended December 31, 2014 and 2013

Income tax benefit (expense)	(41,137)	83,725

Net Income from Continuing Operations	43,777	80,153

Discontinued operations:

Gain from operations, including portion attributable to non-controlling interest of discontinued Logistics component	18,855	16,652

Income tax expense	(10,217)	(12,150)

Income from discontinued operations	8,638	4,502

Net Income	52,415	84,655

Foreign currency translation	0	(17,945)

Reclassification discontinued operations	(34,414)	0

Comprehensive Income	$18,001	$66,710

	2014	2013
Weighted-average number of common shares outstanding—Basic	4,961,357	4,961,357
Effect of dilutive securities—	1,374,730	1,374,730
Weighted-average number of common shares outstanding—Diluted	6,336,087	6,336,087

AMOUNTS ATTRIBUTABLE TO THE COMMON STOCKHOLDERS:	2014	2013
Income from continuing operations, net of tax	$43,777	$80,153
Income from discontinued operations, net of tax	8,638	4,502
Net income (loss)	$52,415	$84,655
BASIC EARNINGS PER SHARE:
Income from continuing operations attributable to common stockholders, net of tax	$0.01	$0.02
Income from discontinued operations attributable common stockholders, net of tax	0.00	0.00
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMMON STOCKHOLDERS	$0.01	$0.02
DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to common stockholders, net of tax	$0.01	$0.01
Income (loss) from discontinued operations attributable to common stockholders, net of tax	0.00	0.00
NET INCOME (LOSS) ATTRIBUTABLE COMMON STOCKHOLDERS	$0.01	$0.01
Comprehensive income	$18,001	$64,504

The accompanying notes are integral to these consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2014 and 2013

	Preferred Stock		Preferred Stock				Additional	Accumulated Other	Accumulated	Non -
	Series A		Series B		Common Stock		Paid-In	Comprehensive	(Deficit)/	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Interest	Total

December 31, 2012	974,730	$98	400,000	$40	4,961,357	$4,961	$2,202,877	$52,359	$(28,145)	$875,946	3,108,136

Net Income 2013	–	–	–	–	–	–	–	–	82,449	2,206	84,655

Loss on translation	–	–	–	–	–	–	–	(17,945)	–	–	(17,945)

December 31, 2013	974,730	$98	400,000	$40	4,961,357	$4,961	$2,202,877	$34,414	$54,304	$878,152	3,174,846

Net Income 2014	–	–	–	–	–	–	–	–	52,415	2,090	54,505

Reclassification – discontinuation operations	–	–	–	–	–	–	–	(34,414)	–	–	(34,414)

December 31, 2014	974,730	$98	400,000	$40	4,961,357	$4,961	$2,202,877	$0	$106,719	$880,242	3,194,937

The accompanying notes are integral to these consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

	December 31	December 31
	2014	2013
Cash flows from operating activities:
Net income	$52,415	$84,655
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	7,192	2,921
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,622,116)	(528,936)
Prepaid taxes	(941)	–
Increase in inventory	(936,900)	–
Deferred tax asset	35,161	(80,636)
Decrease in current assets	1,204	919
Assets of Sale – Discontinued Operations	72,779	286,630
Increase in accounts payable and accrued expenses	3,306,118	233,863
Decrease in other current liabilities	(18,851)	28,838
Liabilities - Discontinued Operations	127,262	(213,635)
Net cash provided by (used in) operating activities	23,323	(185,381)

The accompanying notes are integral to these consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

Cash flow from investing activities:
Purchase of property and equipment	(43,154)	–
Net increase in refundable deposits	13,551	–
Net cash used in investing activities	(29,603)	–

Cash flow from financing activities:
Proceeds from short-term borrowing	(43,306)	–
Net cash provided by financing activities	(43,306)	–

Effect of currency translation	(20,802)	(9,615)

Net increase/(decrease) in cash and cash equivalents	(70,388)	(195,496)
Cash and cash equivalents at beginning of period	1,192,443	1,387,939
Cash and cash equivalents at end of period	$1,122,055	$1,192,443

Supplementary Disclosures of Cash Flow
Cash paid during the year for:
Interest	$299	$–
Taxes	$–	$36,345

The accompanying notes are integral to these consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

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

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

1. Summary of Significant Accounting Policies (continued)

Divestiture of EZ Link

Effective as of February 28, 2015, EZ LINK is acquiring back IPL Group Inc.’s share position in EZ Link in exchange for their share position in IPL Group Inc.

International Packaging and Logistics Group, Inc. (“IPL Group Inc.”) (Seller), entered into an agreement with its majority owned subsidiary, EZ LINK Corporation (“EZ LINK”) (Buyer) which is a logistics company headquartered in Taiwan. EZ Link was established in July 2003 under the Company Law of Republic of China. Under this agreement EZ LINK is acquiring back IPL Group Inc.’s share position in EZ Link in exchange for their share position in IPL Group Inc. This transaction is effective as of February 28, 2015.

The terms are as follows:

IPL Group Inc. will assign its position in EZ LINK or 688,500 shares in the aggregate, to EZ LINK, such that, following such transaction, EZ LINK will no longer be a subsidiary of IPL Group Inc.

EZ LINK will assign the following:

(a) The 457,143 shares of common stock held by EZ LINK shareholders.

(b) The 400,000 Series B Convertible preferred shares held by EZ LINK shareholders.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. EZ Link Corp’s functional currency is New Taiwan Dollars (NTD), however, the accompanying consolidated financial statements have been re-measured and presented in United States Dollars ($).

The consolidated financial statements include the accounts of IPL Group and its subsidiaries (collectively the “Company”). The Company’s subsidiaries include H&H Glass and 51% of EZ Link Holdings, Ltd. which is now shown in discontinued operations.

Intercompany accounts and transactions have been eliminated upon consolidation.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

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

Divestiture of EZ Link

Effective as of February 28, 2015, EZ LINK is acquiring back IPL Group Inc.’s share position in EZ Link in exchange for their share position in IPL Group Inc.

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

For the Years Ended December 31, 2014 and 2013

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

Divestiture of EZ Link

Effective as of February 28, 2015, EZ LINK is acquiring back IPL Group Inc.’s share position in EZ Link in exchange for their share position in IPL Group Inc.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation.

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

Revenue Recognition

The Company recognizes product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured.  Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Outbound shipping and handling charges are included in net sales and cost of goods sold.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). All inventory consists of finished goods.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

1. Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The accounts of the EZ Link were maintained, and its consolidated financial statements were expressed, in NTD. Such consolidated financial statements were translated into USD with NTD as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items were translated at the weighted average exchange rate for the year. The resulting translation adjustments were reported under other comprehensive income in 2013 and earlier periods. In 2014, the EZ Link operations have been reclassified as discontinued operations. Accordingly, the other comprehensive income previously accumulated has been recognized as income from discontinued operations in 2014, and consequently the foreign currency translation adjustments are eliminated as of December 31, 2014.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the years ended December 31, 2014 and 2013.

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

Concentration of Credit Risk

The Company maintains balances in a Money Market Fund that is not federally insured. Balances in this fund were $404,173 and $783,519 at December 31, 2014 and December 31, 2013, respectively.

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of December 31, 2014, 86.7% of H&H Glass’s Accounts Receivable were attributable to three customers. As of December 31, 2013, 86.0% of H&H Glass’s Accounts Receivable were attributable to three customers.

At December 31, 2014 and 2013 H&H Glass had allowance for doubtful reserves of $16,194 and $16,194 respectively.

In general the Company will reserve a receivable based one of the following reasons; If the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount.

H&H Glass purchased 100% of its glass from one vendor in the twelve- month periods ending December 31, 2014 and 2013.  During the twelve-month period ending December 31, 2014 and 2013, H&H Glass purchased $36,219,076 and $31,534,443 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass has begun to seek additional suppliers.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

1. Summary of Significant Accounting Policies (continued)

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

Comprehensive Income (Loss)

The Company reports and displays comprehensive income and its components in a full set of general purpose consolidated financial statements. The Company’s loss on translation was $17,945 for the year ended December 31, 2013, relating to the translation of financial statements from New Taiwan Dollar to US Dollars.

As a result of the divestiture of the EZ Link operations, there was a gain of $34,414 recognized on the income statement for the reclassification of discontinued operations as of December 31, 2014, but this gain does not increase comprehensive income.

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

For the Years Ended December 31, 2014 and 2013

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

The Company accounts for income taxes in accordance ASC Topic 740. Realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, the recognition of tax benefits is required to be recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information. ASC 740 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. As of December 31, 2014, the Company has not recognized any obligation for uncertain tax positions.

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

These criteria were not met, so there were no conversions as of December 31, 2014. These certificates will be returned pursuant to the sale of EZ Link back to its original shareholders.

The Series A Preferred shares are convertible into common shares on a 1:1 ratio at a fixed rate of $3 per share.  Preferred shares have no voting rights, have no redemption rights and earn no dividends.  Holders of

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

2. Preferred Stock Transactions - continued

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

This criteria was not met so there were no conversions as of December 31, 2014.  However, the first tranche will be eligible for conversion again at December 31, 2015. If EZ Link does not reach its performance goals at December 31, 2015, the conversion rights will be extended one additional year.

The second tranche of the Preferred Shares shall be convertible after the second 12 month period, i.e. the year ending December 31, 2014, if all of the following performance targets are met by EZ Link:

(a) 5% increase in revenues and 1% before tax earnings over the prior 12 month period; and

(b) Maintained a positive cash flow from operations over the prior 12 month period.

EZ Link did not reach its performance goals at December 31, 2014, so the conversion rights will be extended one additional year.

Divestiture of EZ Link

Effective as of February 28, 2015, EZ LINK is acquiring back IPL Group Inc.’s share position in EZ Link in exchange for their share position in IPL Group Inc.

ASC Topic 480, “Distinguishing Liabilities from Equity,” establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

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

3. Common Stock Transactions

During the years ending December 31, 2014 and 2013 no stock was issued.

4. Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $305,000 and $305,000 for the years ended December 31, 2014 and 2013, respectively.

There is currently an $80,000 payable to Allen Lin for funds contributed to the company at the time EZ Link Holdings, Ltd. was acquired. This debt is due on demand.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $58,000 and $58,000 for the years ended December 31, 2014 and 2013, respectively.

William Gresher

Mr. Gresher, a member of the Board of Directors, was paid $6,000 per year in cash for Director fees in the years ended December 31, 2014 and 2013.

Owen Naccarato

For the years ended December 31, 2014 and 2013 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $36,000 in cash for legal fees and for the year ended December 31, 2014 was paid $6,000 in cash for Directors fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation. EZ Link rents its offices from Easy Global Company, Ltd. During the year ended December 31, 2014 and 2013, EZ Link paid $45,257 and $46,080, respectively to Easy Global Company for rent expense.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

5. Other Income

During the year ended December 31, 2014 and 2013, the Company recorded $(299) and $2,551 in Other Income respectively as follows:

	2014	2013

Interest income	$0	$1,873
Interest expense	(299)	(574)
Miscellaneous income (expense)	0	1.245
Rent income	0	1,152
	$(299)	$2.551

6. Property and Equipment

The Company’s property and equipment at December 31, 2014 and December 31, 2013, consisted of the following:

	December 31, 2014	December 31, 2013
Furniture and fixtures	$14,552	$14,552
Computers and equipment	23,452	23,452
Leasehold improvements	–	–
	38,004	38,004
Less accumulated depreciation	(38,004)	(38,004)
Total	$0	$0

The Company recorded depreciation expense for the year ended December 31, 2014 and 2013, of $0 and $0 respectively.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2014 and 2013, consisted of the following:

	2014	2013
Accounts payable	$8,362,179	$5,056,061
Accrued professional and related fees	72,675	91,528
Total	$8,434,854	$5,147,589

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

8. Income Taxes

Significant components of the provision for taxes based on income are as follows for the years ended December 31:

	2014	2013

US Federal	$0	$(4,139)
US State	1,600	1,050
Foreign	10,217	12,150
Total Current	11,817	9,061
Deferred	(39,537)	(80,636)

Total provision (benefit) for income taxes	$51,354	$(71,575)

The totals above include current taxes from discontinued operations of $10,217 and $12,150 in 2014 and 2013, respectively. The income tax expense (benefit) from continuing operations was $41,137 and $(83,725) in 2014 and 2013, respectively.

Significant temporary differences that give rise to the deferred tax assets as of December 31, 2014 and 2013 follow:

	2014	2013
Deferred tax assets/(liabilities):

Net operating loss carryforwards	$218,333	$257,870
Allowance for doubtful accounts	6,445	6,445
Furniture and equipment		–
Net deferred tax assets	$224,778	$264,315

The Company has federal net operating loss carryforwards totaling $619,863 and $807,580 in state carryforwards. These net operating losses expire from 2021 through 2031. The Company has not recorded any valuation allowance against these deferred tax assets.

Tax years that remain open by the Internal Revenue Service and the California Franchise Tax Board are 2011 through 2014. Additionally, NOLs from earlier years may be examined when they are utilized.

Tax rate reconciliation
	2014	2013
Federal tax rate	34.0%	34.0%
State taxes, net of benefit	5.8%	5.8%
Non-deductible tax expenses	13.6%	81.6%
Rate difference	(3.3)%	(29.0)%
NOL true-up adjustment	–	(616.5)%
Other	1.6%	(23.1)%

Effective tax rate	51.7%	(547.2)%

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

9. Commitments and Contingencies

Litigation

The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

Leases

Operating leases

H&H Glass rents approximately 2,900 square feet of office space for its headquarters. The lease began on January 1, 2013 and expires on August 31, 2019. As of December 31, 2014, total monthly base rent is $6,409 per month.

Discontinued Operations

EZ Link rents 2,388 square feet of office space for its headquarters. The lease began on October 1, 2011, through March 31, 2012. The lease is renewed annually. As of December 31, 2014, total base monthly rent is $3,771 per month.

EZ Link also rents 182 square feet of office space. The lease began on April 15, 2011, and expires on April 14, 2014. The lease is renewed annually. As of December 31, 2014, total base monthly rent is $1,480.

EZ Link also maintains operating leases for parking spaces and vehicles used in its operations expiring through June 23, 2014.

Future minimum payments on this lease for fiscal years following December 31, 2014, are:

Year ended December 31,
2015	$79,344
2016	81,780
2017	84,216
Thereafter	146,276
$391,616

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

10. Earnings per Share

The computation of basic earnings per share and diluted earnings per share is as follows for the years ended December 31, 2014 and 2013:

	2014	2013
Weighted-average number of common shares outstanding—Basic	4,961,357	4,961,357
Effect of dilutive securities—	1,374,730	1,374,730
Weighted-average number of common shares outstanding—Diluted	6,336,087	6,336,087

AMOUNTS ATTRIBUTABLE TO THE COMMON STOCKHOLDERS:	2014	2013
Income from continuing operations, net of tax	$43,777	$80,153
Income from discontinued operations, net of tax	8,638	4,502
Net income (loss)	$52,415	$84,655
BASIC EARNINGS PER SHARE:
Income from continuing operations attributable to common stockholders, net of tax	$0.01	$0.02
Income from discontinued operations attributable common stockholders, net of tax	0.00	0.00
NET INCOME (LOSS) ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.01	$0.02
DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations attributable to common stockholders, net of tax	$0.01	$0.01
Income (loss) from discontinued operations attributable to common stockholders, net of tax	0.00	0.00
NET INCOME (LOSS) ATTRIBUTABLE COMMON STOCKHOLDERS	$0.01	$0.01

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

11. Unrestricted Net Assets

EZ Link Corp. has retained earnings of approximately $74,796 as of December 31, 2014. Distributions and other payments to EZ Link Holdings, Ltd. from its subsidiary, EZ Link Corp. may not be permitted by the Taiwan government. Condensed financial information of the United States operations is as follows:

	December 31,	December 31,
Balance Sheets	2014	2013

Assets
Cash and cash equivalents	$661,510	$849,683
Accounts receivable, net	8,083,254	5,461,138
Inventory	936,900	–
Other current assets	(2,423)	(1,638)
Total current assets	9,679,241	6,309,183

Investment in EZ Link Holdings, Ltd.	857,143	857,143
Deposits	12,952	12,432
Deferred tax assets	224,779	264,315
Total assets	$10,774,115	$7,443,073

Liabilities

Accounts payable	$8,362,179	$5,056,061
Accrued liabilities	72,675	91,528
Notes payable to related party	80,000	80,000
Total current liabilities	8,514,854	5,227,589

Total liabilities	8,514,854	5,227,589

Stockholders' equity
Common stock	4,961	4,961
Preferred stock	138	138
Additional paid-in capital	2,202,877	2,202,877
Retained earnings	51,285	7,508
Total stockholders' equity	2,259,261	2,215,484
Total liabilities and stockholders' equity	$10,774,115	$7,443,073

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

11. Unrestricted Net Assets - continued

Information of the United States operations is as follows:

	Year Ending	Year Ending
	December 31,	December 31,
Statement of Operations	2014	2013

Net sales	$35,728,361	$34,005,056
Cost of goods sold	(34,324,102)	(32,744,166)
Operating expenses	(1,319,046)	(1,267,012)
Loss from operations	85,213	(6,122)

Other income and (expense)
Interest income (expense)	(299)	1,306
Other income	–	1,761
Realized gain on investment	–	–
Income tax benefit (payable)	(41,137)	83,725
Total other income	(41,436)	86,792
Net Income	$43,777	$80,670

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

11. Unrestricted Net Assets – continued

	Year Ending	Year Ending
	December 31,	December 31,
Statements of Cash Flows	2014	2013

Net cash provided by operating activities:	$(188,173)	$(266,299)

Cash flow from investing activities
Proceeds from sale of investment	–	–
Net cash provided by investing activities	–	–

Cash flow from financing activities:
Proceeds from note payable - related party	–	–
Net cash provided by financing activities	–	–

Net increase in cash	(188,173)	(266,299)
Cash, beginning of year	849,683	1,115,982
Cash, end of year	$661,510	$849,683

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

12. Discontinued Operations:

Discontinued Operations

Discontinued operations are accounted for in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 360-10-35 Property, Plant, and Equipment. In accordance with FASB ASC Section 360-10-35, the net assets of discontinued operations are recorded on our consolidated balance sheets at estimated fair value. The results of operations of discontinued operations are segregated from continuing operations and reported separately as discontinued operations in our consolidated statements of loss and comprehensive loss. See Note 4 “Discontinued Operations” for further discussion.

International Packaging and Logistics Group, Inc. (“IPL Group Inc.”) (Seller), entered into an agreement with its majority owned subsidiary, EZ LINK Corporation (“EZ LINK”) (Buyer) which is a logistics company headquartered in Taiwan. EZ Link was established in July 2003 under the Company Law of Republic of China. Under this agreement EZ LINK is acquiring back IPL Group Inc.’s share position in EZ Link in exchange for their share position in IPL Group Inc. This transaction is effective as of February 28, 2015.

The terms are as follows:

IPL Group Inc. will assign its position in EZ LINK or 688,500 shares in the aggregate, to EZ LINK, such that, following such transaction, EZ LINK will no longer be a subsidiary of IPL Group Inc.

EZ LINK will assign the following:

(a) The 457,143 shares of common stock held by EZ LINK shareholders.

(b) The Series B Convertible preferred shares held by EZ LINK shareholders.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

12. Discontinued Operations: - continued

Results of Discontinued Operations

Summary results of operations for our discontinued operations for the years ended December 31, 2014 and, 2013, were as follows (dollars in thousands):

	December 31	December 31
Discontinued operations:	2014	2013

Revenue	$7,549,512	$7,007,784

Gain (Loss) from operations, including portion attributable to non-controlling interest of discontinued Logistics component	$18,855	$16,652

Income tax expense	$10,217	$12,150

Income from discontinued operations	$8,638	$4,502

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our consolidated balance sheets as of December 31, 2014 and 2013 include the following (dollars in thousands):

	December 31	December 31
	2014	2013
Assets Discontinued subsidiary
Cash and cash equivalents	$460,545	$342,760
Notes receivable	62,209	129,362
Accounts receivable	489,286	516,350
Contract in place	1,295,726	1,295,726
Other assets	24,392	54,346
Property, Plant and Equipment, net	42,631	7,050

Assets Held for Sale - Discontinued Operations	$2,374,789	$2,345,594

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

12. Discontinued Operations: - continued

	December 31	December 31
	2014	2013
Liabilities Discontinued subsidiary
Notes payable	$8,287	$–
Accounts payable	566,838	502,879
Other current liabilities	6,846	21,010

Liabilities - discontinued Operations	$581,971	$523,889

13. Subsequent Events:

International Packaging and Logistics Group, Inc. (“IPL Group Inc.”) (Seller), entered into an agreement with its majority owned subsidiary, EZ LINK Corporation (“EZ LINK”) (Buyer) which is a logistics company headquartered in Taiwan. EZ Link was established in July 2003 under the Company Law of Republic of China. Under this agreement EZ LINK is acquiring back IPL Group Inc.’s share position in EZ Link in exchange for their share position in IPL Group Inc. This transaction is effective as of February 28, 2015, and is not expected to result in a material gain or loss to the seller.

The terms are as follows:

IPL Group Inc. will assign its position in EZ LINK or 688,500 shares in the aggregate, to EZ LINK, such that, following such transaction, EZ LINK will no longer be a subsidiary of IPL Group Inc.

EZ LINK will assign the following:

(a) The 457,143 shares of common stock held by EZ LINK shareholders.

(b) The Series B Convertible preferred shares held by EZ LINK shareholders

