Form 10-K/A
period 2014-12-31
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2015-05-18
CIK 822997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on May 14, 2015.

ITEM 15. Exhibits, List and Reports in Form 10-K

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

Dated: May 18, 2015