Form 10-Q
period 2015-03-31
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2015-07-06
CIK 822997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015 or

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

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of June 30, 2015 was 4,504,214

International Packaging and Logistics Group, Inc.,

and Subsidiaries

Condensed Consolidated Financial Statements

for the Three Months Ended

March 31, 2015 and 2014

C O N T E N T S

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations and Comprehensive Income	2

Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5 – 14

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2015 and December 31, 2014

	March 31, 2015 (unaudited)	December 31, 2014
Current Assets
Cash	$960,202	$661,510
Accounts receivable, net	8,156,023	8,083,254
Inventory	323,081	936,900
Other current assets	(2,423)	(2,423)
Total Current Assets	9,436,883	9,679,241

Property, Plant and Equipment, net	–	–

Other Assets
Prepaids	520	520
Deposits	12,433	12,433
Deferred tax assets	224,778	224,779
Total Other Assets	237,731	237,732

Assets Held for Sale - Discontinued Operations	–	2,374,789

Total Assets	$9,674,614	$12,291,762

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$8,209,778	$8,434,854
Notes payable - related party	80,000	80,000
Total Current Liabilities	8,289,778	8,514,854

Liabilities - discontinued Operations	–	581,971

Commitments and contingencies	–	–

Total Liabilities	8,289,778	9,096,825

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,730 Series A issued and outstanding	98	98
0 and 400,000 Series B issued and outstanding, respectively	–	40
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,504,214 and 4,961,357 issued and outstanding, respectively	4,504	4,961
Additional paid-in capital	1,275,570	2,202,877
Retained earnings (deficit)	104,664	106,719
Total International and Logistics Group Inc. Stockholder Equity	1,384,836	2,314,695
Non-controlling interest	–	880,242
Total Equity	1,384,836	3,194,937

Total Liabilities and Equity	$9,674,614	$12,291,762

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	March 31, 2015	March 31, 2014
Revenues
Packaging	$8,871,824	$7,958,031
Total Revenues	8,871,824	7,958,031

Cost of Goods Sold
Packaging	8,519,555	7,680,836
Total Cost of Goods Sold	8,519,555	7,680,836

Gross Profit	352,269	277,195

Operating Expenses
Administrative expenses	216,914	229,657
Rent	14,357	8,929
Salaries and wages	155,171	132,219
Total Operating Expenses	386,442	370,805

Loss from Operations	(34,173)	(93,610)

Other income (loss)
Other income (expense)	16,194	(299)
Total Other Income (Loss)	16,194	(299)

Net loss Continuing Operations before Income Taxes	(17,979)	(93,909)
Income tax benefit (expense)	–	(1,600)

Net Loss from Continuing Operations	(17,979)	(95,509)

Discontinued operations:

Gain (Loss) from operations, including portion attributable to non-controlling interest of discontinued Logistics component	15,924	(36,599)
Income tax benefit	–	10,244

Gain (Loss) on discontinued operations	15,924	(26,355)

Net Loss	(2,055)	(121,864)

Foreign currency translation	–	8,029

Comprehensive Loss	$(2,055)	$(113,835)

Loss per weighted average share of common stock - basic	$(0.00)	$(0.02)
Loss per weighted average share of common stock -diluted	$(0.00)	$(0.02)
Weighted average shares outstanding - basic	4,504,214	4,961,357
Weighted average shares outstanding - diluted	4,504,214	4,961,357

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	March 31, 2015	March 31, 2014
AMOUNTS ATTRIBUTABLE TO THE COMMON STOCKHOLDERS:
Loss from continuing operations, net of tax	$(17,979)	$(95,509)
Gain (loss) from discontinued operations, net of tax	15,924)	(26,355)
Net loss	$(2,055)	$(121,864)
BASIC EARNINGS PER SHARE:
Loss from continuing operations attributable to common stockholders, net of tax	$(0.00)	$(0.02)
Loss from discontinued operations attributable common stockholders, net of tax	(0.00)	(0.00)
NET LOSS ATTRIBUTABLE TO THE COMMON STOCKHOLDERS	$(0.00)	$(0.02)
DILUTED EARNINGS PER SHARE:
Loss from continuing operations attributable to common stockholders, net of tax	$(0.00)	$(0.01)
Loss from discontinued operations attributable to common stockholders, net of tax	(0.00)	(0.01)
NET LOSS ATTRIBUTABLE COMMON STOCKHOLDERS	$(0.00)	$(0.02)
Comprehensive Loss	$(2,055)	$(113,835)

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss from continuing operations	$(17,979)	$(95,509)
Net income (loss) from discontinued operations	15,924	(26,355)
Other	(24,112)	(25,321)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	–	1,762
Changes in operating assets and liabilities:
Increase in accounts receivable	(72,769)	(274,005)
Decrease in inventory	613,819	–
Decrease in current assets	697	3,943
Assets - discontinued operations	(37,011)	–
Increase (decrease) in accounts payable and accrued expenses	(235,576)	122,051
Increase in other current liabilities	10,500	–
Liabilities - discontinued operations	39,813	(61,883)
Net cash provided by (used in) operating activities	293,306	(355,317)

Cash flow from investing activities:
Purchase of property and equipment	–	(42,273)
Net cash used in investing activities	–	(42,273)

Cash flow from financing activities:
Proceeds from short-term borrowing	–	–
Net cash provided by financing activities	–	–

Effect of currency translation - discontinued	5,386	(4,837)

Net increase/(decrease) in cash and cash equivalents	298,692	(402,427)
Cash and cash equivalents at beginning of period	661,510	1,192,443
Cash and cash equivalents at end of period	$960,202	$790,016

Supplementary Disclosures of Cash Flow
Cash paid during the year for:
Interest	$–	$–
Taxes (refund)	$–	$–

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

1. Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”). The interim condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States. The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. The Company’s fiscal year end is on December 31.

The foregoing unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2014. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month periods ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

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

Taiwan law currently has limits on foreign ownership of companies. To comply with these foreign ownership restrictions, on December 31, 2009, EZ Link Holdings, Ltd. entered into following exclusive agreements with EZ Link Corp. and its owners (collectively the “Contractual Arrangements”):

(1) Consulting Services Agreement, through which EZ Link Holdings, Ltd. has the right to advise, consult, manage and operate EZ Link Corp. and collect and own all of its net profits;

(2) Operating Agreement, through which EZ Link Holdings, Ltd. has the right to recommend director candidates and appoint the senior executives of EZ Link Corp, approve any transactions that may materially affect the assets, liabilities, rights or operations of EZ Link Corp, and guarantee the contractual performance by EZ Link Corp. of any agreements with third parties, in exchange for a pledge by EZ Link Corp. of its accounts receivable and assets.

Divestiture of EZ Link

Effective February 28, 2015, EZ Link was acquired back IPL Group Inc.’s share position in EZ Link in exchange for their share position in IPL Group Inc.

International Packaging and Logistics Group, Inc. (“IPL Group Inc.”) (Seller), entered into an agreement with its majority owned subsidiary, EZ Link Corporation (“EZ Link”) (Buyer) which is a logistics company headquartered in Taiwan. EZ Link was established in July 2003 under the Company Law of Republic of China. Under this agreement EZ Link is acquiring back IPL Group Inc.’s share position in EZ Link in exchange for their share position in IPL Group Inc. This transaction is effective was of February 28, 2015.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

1. Summary of Significant Accounting Policies (continued)

The terms are as follows:

IPL Group Inc. will exchange its position in EZ Link or 688,500 shares in the aggregate, to the original EZ Link shareholders, and such EZ Link shareholders will exchange the following to IPLO:

(a) The 457,143 shares of common stock held by EZ Link shareholders.

(b) The 400,000 Series B Convertible preferred shares held by EZ LINK shareholders.

There was a $25,394 gain as a result of the divestiture of EZ Link, which was the net the assets less liabilities sold back.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. EZ Link Corp’s functional currency is New Taiwan Dollars (NTD), however, the accompanying consolidated financial statements have been re-measured and presented in United States Dollars ($).

The consolidated financial statements include the accounts of IPL Group and its subsidiaries (collectively the “Company”). The Company’s subsidiaries include H&H Glass and 51% of EZ Link Holdings, Ltd. which is now shown in discontinued operations. EZ LINK’s operating activity for the period January 1, 2015 through February 28, 2015 are shown as discontinued operations in the statement of operations.

Intercompany accounts and transactions have been eliminated upon consolidation.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates include an allowance for doubtful accounts deferred tax assets and liabilities, depreciation of property, plant and equipment.

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

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

1. Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). All inventories consists of finished goods.

Foreign Currency Translation

The accounts of the EZ Link were maintained, and its consolidated financial statements were expressed, in NTD. Such consolidated financial statements were translated into USD with NTD as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items were translated at the weighted average exchange rate for the year. In 2014 and 2015, the EZ Link operations have been reclassified as discontinued operations. Accordingly, the other comprehensive income previously accumulated has been recognized as of March 31, 2015, and consequently the foreign currency translation adjustments are eliminated as of March 31, 2015.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the quarters ended March 31, 2015 and 2014.

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

Concentration of Credit Risk

The Company maintains balances in a Money Market Fund that is not federally insured. Balances in this fund were $824,973 and $393,907 at March 31, 2015 and March 31, 2014, respectively.

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of March 31, 2015, 88.8% of H&H Glass’s Accounts Receivable were attributable to three customers. As of December 31, 2014, 86.7% of H&H Glass’s Accounts Receivable were attributable to three customers.

At March 31, 2015 and 2014 H&H Glass had allowance for doubtful reserves of $0 and $16,194 respectively.

In general the Company will reserve a receivable based one of the following reasons; if the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

1. Summary of Significant Accounting Policies (continued)

H&H Glass purchased 100% of its glass from one vendor in the three- month periods ending March 31, 2015 and 2014.  During the three-month period ending March 31, 2015 and 2014, H&H Glass purchased $7,907,289 and $7,029,586 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass has begun to seek additional suppliers.

Non-controlling Interest

IPLO sold its interest in EZ Link as of February 28, 2015.

The Company accounted for its non-controlling interest of 49% in EZ Link Holdings, Ltd. in the consolidated financial statements classified as a separate component of equity. In addition, net earnings, and components of other comprehensive income are attributed to both the Company and non-controlling interest.

Net Earnings/(Loss) per Share

Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic earnings per share is computed as net loss applicable to common stockholders’ divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive. There were no dilutive securities for the three months ending March 31, 2015 and 2014 due to the Company incurring a net loss of each period.

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

The Company accounts for income taxes in accordance ASC Topic 740. Realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, the recognition of tax benefits is required to be recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information. ASC 740 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. As of March 31, 2015, the Company has not recognized any obligation for uncertain tax positions.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

1. Summary of Significant Accounting Policies (continued)

EZ Link, Corporation is governed by the Taiwan’s Income Tax Law and local income tax laws. Pursuant to the Taiwan Income Tax Law, enterprises are subject to tax at a statutory rate of 17%. The local government has also provided companies with various incentives to encourage economic development in the region. Such incentives include reduced tax rates and other measures.

2. Preferred Stock Transactions

Series B Preferred Shares:

These shares have been repurchased and retired as a result of the sale of EZ Link as of February 28, 2015.

The Preferred Shares were convertible into common shares in two equal tranches, the first being upon completion and receipt of the year ending December 31, 2010, financials if all of the following performance targets are met by EZ Link:

(a) Maintain revenues and before tax earnings same as the prior 12 month period; and

(b) Maintained a positive cash flow from operations over the prior 12 month period.

These criteria were not met, so there were no conversions as of February 28, 2015.  These certificates were returned to the Company pursuant to the sale of EZ Link back to its original shareholders.

Series A Preferred Shares:

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

The Company determined that the preferred shares are not mandatorily or conditionally redeemable and are properly classified as permanent equity in the accompanying unaudited condensed consolidated financial statements.

Series B Preferred Shares

As of January 1, 2010 pursuant to the purchase agreement for 51% ownership in EZ Link Holdings Ltd., approximately 47% of the purchase price amount $400,000 was paid in Series B convertible preferred shares of IPL Group, Inc. at a per share value of $1.00, or 400,000 shares. As a result of the divesture of EZ LINK, the Company received from EZ Link shareholders the 400,000 shares of Series B preferred stock. As of March 31, 2015, there are no shares of Series B preferred stock issued and outstanding.

Divestiture of EZ Link

Effective February 28, 2015, EZ Link acquiring back IPL Group Inc.’s share positions in EZ Link in exchange for their share position in IPL Group Inc.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

3. Common and Preferred Stock Transactions

During the three months ending March 31, 2015 and 2014 no stock was issued.

Divestiture of EZ Link: EZ Link returned 457,143 common shares and 400,000 shares of Series B preferred shares of IPLO pursuant to the divestiture of EZ Link as of February 28, 2015.

4. Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $69,000 and $66,950 for the three months ended March 31, 2015 and 2014, respectively.

There is currently an $80,000 payable to Allen Lin for funds contributed to the Company at the time EZ Link Holdings, Ltd. was acquired. This debt is due on demand.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $15,000 and $14,935 for the three months ended March 31, 2015 and 2014, respectively.

William Gresher

Mr. Gresher, a member of the Board of Directors, was paid $1,500 in cash for Director fees in the three months ended March 31, 2015 and 2014.

Owen Naccarato

For the three months ended March 31, 2015 and 2014 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $9,000 in cash for legal fees and was paid $1,500 in cash for Directors fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation. EZ Link rents its offices from Easy Global Company, Ltd. During the two months ended February 28, 2015 and three months ending March 31, 2014, EZ Link paid $7,233 and $11,314, respectively to Easy Global Company for rent expense.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

5. Property and Equipment

The Company’s property and equipment at March 31, 2015 and December 31, 2014, consisted of the following:

	March 31, 2015	December 31, 2014
Furniture and fixtures	$14,552	$14,552
Computers and equipment	23,452	23,452
	38,004	38,004
Less accumulated depreciation	(38,004)	(38,004)
Total	$–	$–

The Company recorded depreciation expense for the three months ended March 31, 2015 and 2014, of $nil and $1,762 respectively.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2015 and December 31, 2014, consisted of the following:

	March 31, 2015	December 31, 2014
Accounts payable	$8,126,603	$8,362,179
Accrued professional and related fees	83,175	72,675
Total	$8,209,778	$8,434,854

7. Commitments and Contingencies

Leases

Operating leases

H&H Glass rents approximately 2,900 square feet of office space for its headquarters. The lease began on January 1, 2013 and expires on August 31, 2019. As of March 31, 2015, total monthly base rent is $6,409 per month.

Future minimum payments on this lease for fiscal years following March 31, 2015, are:

Fiscal Year ended December 31,
2015	$79,344
2016	81,780
2017	84,216
Thereafter	146,276
$391,616

8. Earnings per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period and adjusting for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Potential participating securities that were deemed to be anti-dilutive are noted below for the three months ended March 31, 2015 and 2014:

	2015	2014

Effect of dilutive securities—	974,730	1,374,730

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

9. Discontinued Operations:

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

International Packaging and Logistics Group, Inc. (“IPL Group Inc.”) (Seller), entered into an agreement with its majority owned subsidiary, EZ Link Corporation (“EZ Link”) (Buyer) which is a logistics company headquartered in Taiwan. EZ Link was established in July 2003 under the Company Law of Republic of China. Under this agreement EZ Link is acquiring back IPL Group Inc.’s share position in EZ Link in exchange for their share position in IPL Group Inc. This transaction was effective as of February 28, 2015.

The terms are as follows:

IPL Group Inc. assigned its position in EZ Link or 688,500 shares in the aggregate, to EZ Link, such that, following such transaction, EZ Link will no longer be a subsidiary of IPL Group Inc.

IPL Group Inc. will exchange its position in EZ Link or 688,500 shares in the aggregate, to the original EZ Link shareholders, and such EZ Link shareholders will exchange the following to IPLO:

(a) The 457,143 shares of common stock held by EZ Link shareholders.

(b) The 400,000 Series B Convertible preferred shares held by EZ Link shareholders.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

9. Discontinued Operations: - continued

Results of Discontinued Operations

Summary results of operations for our discontinued operations for the three months ended

	March 31, 2015	March 31, 2014
Discontinued operations:

Revenue	1,015,230	892,248

Gain (Loss) from operations, including portion attributable to non-controlling interest of discontinued Logistics component	15,924	(36,599)

Income tax benefit	–	10,244

Gain (Loss) on discontinued operations	15,924	(26,355)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on the Company consolidated balance sheets as of March 31, 2015 and December 31, 2014 include the following:

	March 31, 2015	December 31, 2014
Assets Discontinued subsidiary
Cash and cash equivalents	$–	$460,545
Notes receivable	–	62,209
Accounts receivable	–	489,286
Contract in place	–	1,295,726
Other assets	–	24,392
Property, Plant and Equipment, net	–	42,631
Assets Held for Sale - Discontinued Operations	$–	$2,374,789

	March 31, 2015	December 31, 2014
Liabilities Discontinued subsidiary
Notes payable	$–	$8,287
Accounts payable	–	566,838
Other current liabilities	–	6,846
Liabilities - discontinued Operations	$–	$581,971

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

Vend-out of EZ Link Corporation

As of February 28, 2015, IPLO’s majority interest in EZ Link Corp., was sold back to EZ Link Corp. for the following terms: In exchange for the fifty-one percent (51%) of the EZ Link Corporation Shares, or 688,500 EZ Link Corporate Shares in the aggregate acquired by IPL, EZ Link Corp. will return

(a) an aggregate of 457,143 shares of IPL common shares issued on June 26, 2009 to the shareholders of EZ Link Corp as consideration of acquiring 51% of EZ Link Corporation; and

(b) an aggregate of 400,000 Series B preferred shares issued on January 1, 2010 to the shareholders or assigns of EZ Link Corp as consideration of acquiring 51% of EZ Link Corporation.

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

Results of Operations

Three months ending March 31, 2015 Compared to March 31, 2014

Revenue:

For the three months ending March 31, 2015 and 2014, revenues were $8,871,824 and $7,958,031 respectively, for an increase of $913,793 or 11.5% over the same period in 2014. The increase in revenue is a mainly due to an improved US economy which resulted in increased volume.

Cost of Goods Sold:

Cost of goods sold for the three months ending March 31, 2015 and 2014 were $8,519,555 and $7,680,836 respectively, for an increase of $838,719 or 10.9% over the same period in 2014. This increase is mainly due to the increase in business. This increase in cost of goods sold is consistent with the increase in sales.

Gross Profit:

Gross profit was $352,269 and $277,195 for the three months ending March 31, 2015 and 2014, an increase of $75,074 or 27.1% over the same period in 2014.   The gross profit margin as a percent of sales for the years ending March 31, 2015 and 2014 was 4.0% and 3.5 % respectively for an increase of 0.5%.

Operating Expenses:

Operating expenses were $386,442 and $370,805 for the three months ending March 31, 2015 and 2014, an increase of $15,637 (4.2%) over the same period in 2014. The increase in operating expenses was mostly attributable to the following:

Three months ending:	3/31/2015	3/31/2014	$ VAR	% VAR
Salaries & Related Expense	$155,171	$132,219	$22,952	17.4%	The change in salaries was mainly due to salary increases.
Rent	14,357	8,929	5,428	60.8%	A negotiated rent credit ended in April 2015
Insurance	55,507	34,442	21,065	61.2%	Increase is a result of the increase in business
Legal	9,000	9,000	0	0.0%	No change.
Accounting	36,795	78,750	(41,955)	-53.3%	Year 2014 included accrued audit expenses
Travel Expense	83,058	84,103	(1,045)	-1.2%	H&H Glass travel was flat year to year
Miscellaneous	32,554	23,362	9,192	38.9%	Miscellaneous items
Total Expenses	$386,342	$370,805	$15,637	4.2%

Other Income (Expense):

Other income (expense) for the three months ended March 31, 2015 and 2014 was $16,194 and ($299) respectively for an increase of $16,493 (5,516.1%) over the same period in 2014.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2015 amounted to $293,306, which mainly consisted of the following: depreciation expense of $1,282, a decrease in inventory of $613,819, a decrease in other current assets of $697, an increase in other current liabilities of $10,500 and liabilities/discontinued operations of $39,813, offset by the net loss for the three month period of $2,055, an increase in accounts receivable of $72,769, assets for sale/discontinued operation of $37,011, and an increase in accounts payable and accrued expenses of $235,576. Net cash used in investing activities amounted to $25,394 in proceeds from divestiture of a subsidiary.

On March 31, 2015 the Company had total assets of $9,674,614 compared to $12,291,762 on December 31, 2014, a decrease of $2,617,148 or 21.3%.  The Company had total stockholders’ equity of $1,384,836 on March 31, 2015, compared to total stockholders’ equity of $3,194,937 on December 31, 2014, a decrease of $1,810,101 (56.7%).  As of March 31, 2015 the Company's working capital position decreased by $17,282 (1.5%) from working capital of $1,164,387 at December 31, 2014 to working capital of $1,147,105 at March 31, 2015.

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

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2015, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2015.

Management identified the following control deficiencies that constitute material weaknesses that are not fully remediated as of the filing date of this report:

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is mainly one person involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties. We have hired an additional administrative person and retained an outside professional firm to assist in mitigating the separation of duties issues on an ongoing basis. The use of the outside firm has proven successful in assisting in the separation of duties. However, additional people are not needed to do the administrative work therefore segregation of duties will continue to be an ongoing weakness.

Similarly, the EZ Link operation also had a material weakness due to lack of segregation of duties. Its size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. We had retained an outside professional firm to assist in the separation of duties on an ongoing basis. The use of the outside firm had proven successful in assisting in the mitigating of separation of duties, however, it did no fully mitigate the segregation of duties issue at EZ Link prior to the divestiture of EZ Link as of February 28, 2015.

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

International Packaging and Logistics Group, Inc.

(Registrant)

Dated: July 6, 2015	By: /s/ Owen Naccarato
Owen Naccarato
Chief Executive Officer
Principal Financial Officer and Director

By: /s/ Allen Lin
Allen Lin, Director
President H&H Glass

By: /s/ William Gresher
William Gresher, Director

