Form 10-Q
period 2015-06-30
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2015-08-20
CIK 822997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015 or

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

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of August 15, 2015 was 4,504,214

International Packaging and Logistics Group, Inc.,

and Subsidiaries

Unaudited Condensed Consolidated Financial Statements

for the Three and Six Months Ended

June 30, 2015 and 2014

C O N T E N T S

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations and Comprehensive Income	3

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7 – 18

i

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2015 and December 31, 2014

	June 30	December 31
	2015	2014
	(unaudited)
Current Assets
Cash	$543,049	$661,510
Accounts receivable, net	8,451,950	8,080,831
Inventory	260,105	936,900

Total Current Assets	9,255,104	9,679,241

Property, Plant and Equipment, net	—	—

Other Assets
Prepaids	520	520
Deposits	12,433	12,433
Deferred tax assets	224,778	224,779

Total Other Assets	237,731	237,732

Assets Held for Sale - Discontinued Operations	—	2,374,789

Total Assets	$9,492,835	$12,291,762

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$8,021,959	$8,434,854
Notes payable - related party	80,000	80,000

Total Current Liabilities	8,101,959	8,514,854

Liabilities Discontinued subsidiary
Notes payable	—	8,287
Accounts payable	—	566,838
Other current liabilities	—	6,846

Liabilities - discontinued Operations	—	581,971

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2015 and December 31, 2014

(continued)

Commitments and contingencies	—	—

Total Liabilities	8,101,959	9,096,825

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,730 Series A issued and outstanding, respectively	98	98
0 and 400,000 Series B issued and outstanding, respectively	–	40
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,504,214 and 4,961,357 issued and outstanding, respectively	4,504	4,961
Additional paid-in capital	1,275,570	2,202,877
Retained earnings (deficit)	110,704	106,719
Total International and Logistics Group Inc. Stockholder Equity	1,390,876	2,314,695
Non-controlling interest	—	880,242

Total Equity	1,390,876	3,194,937

Total Liabilities and Equity	$9,492,835	$12,291,762

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Revenues
Packaging	$18,780,720	$16,088,153	$9,908,896	$8,130,122

Total Revenues	18,780,720	16,088,153	9,908,896	8,130,122

Cost of Goods Sold
Packaging	17,989,776	15,397,590	9,470,221	7,716,754

Total Cost of Goods Sold	17,989,776	15,397,590	9,470,221	7,716,754

Gross Profit	790,944	690,563	438,675	413,368

Operating Expenses
Administrative expenses	464,302	404,830	247,388	175,173
Rent	34,958	24,295	20,601	15,366
Salaries and wages	319,817	283,671	164,646	151,452

Total Operating Expenses	819,077	712,796	432,635	341,991

(Loss) Income from Operations	(28,133)	(22,233)	6,040	71,377

Other income (loss)
Interest income (expense), net	—	(299)	—	—
Other income (expense)	16,194	(40)	—	(40)
Total Other Income (Loss)	16,194	(339)	—	(40)

Net (Loss) Income from Continuing
Operations before Income Taxes	(11,939)	(22,572)	6,040	71,337

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

(continued)

Income tax benefit (expense)	—	(1,600)	—	—

Net Income (Loss) from Continuing Operations	(11,939)	(24,172)	6,040	71,337

Discontinued operations:

Gain (Loss) from operations, including portion attributable to non-controlling interest of discontinued Logistics component	15,924	(38,133)	—	(1,534)

Income tax benefit	—	2,660	—	(7,584)

Income (Loss) on discontinued operations	15,924	(35,473)	—	(9,118)

Net Income (Loss)	3,985	(59,645)	6,040	62,219

Foreign currency translation	—	10,077	—	2,048

Comprehensive Income (Loss)	$3,985	$(49,568)	$6,040	$64,267

Earnings (Loss) per weighted average share of common stock - basic	$(0.00)	$(0.01)	$0.00	$0.02
Earnings (Loss) per weighted average share of common stock - diluted	$(0.00)	$(0.01)	$0.00	$0.02
Weighted average shares outstanding - basic	4,654,251	4,961,557	4,505,214	4,961,557
Weighted average shares outstanding - diluted	4,654,241	4,961,557	4,505,214	6,336,087

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

For the e and Six Months Ended June 30, 2015 and 2014

(Unaudited)

Three Months ended June 30, 2015

A AMOUNTS ATTRIBUTABLE TO THE COMMON STOCKHOLDERS:	2015	2014
Income from continuing operations, net of tax	$6,040	$71,337
Income (loss) from discontinued operations, net of tax	—	(9,118)
Net Income	$6,040	$62,219
BASIC EARNINGS PER SHARE:
Income per Share from continuing operations attributable to common stockholders, net of tax	$0.00	$0.02
Income (Loss) per Share from discontinued operations attributable common stockholders, net of tax	0.00	(0.00)
NET INCOME PER SHARE ATTRIBUTABLE TO THE COMMON STOCKHOLDERS	$0.00	$0.02
DILUTED EARNINGS PER SHARE:
Income per Share from continuing operations attributable to common stockholders, net of tax	$0.00	$0.02
Income (Loss) per Share from discontinued operations attributable to common stockholders, net of tax	0.00	(0.00)
NET INCOME PER SHARE ATTRIBUTABLE COMMON STOCKHOLDERS	$0.00	$0.02
Comprehensive Income	$6,040	$64,267

Six Months ended June 30, 2015

A AMOUNTS ATTRIBUTABLE TO THE COMMON STOCKHOLDERS:	2015	2014
Loss from continuing operations, net of tax	$(11,939)	$(24,172)
Income (loss) from discontinued operations, net of tax	15,924	(35,473)
Net Income (loss)	$3,985	$(59,645)
BASIC EARNINGS PER SHARE:
Loss per Share from continuing operations attributable to common stockholders, net of tax	$(0.00)	$(0.01)
Income (Loss) per Share from discontinued operations attributable common stockholders, net of tax	0.00	(0.00)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMMON STOCKHOLDERS	$0.00	$(0.01)
DILUTED EARNINGS PER SHARE:
Loss per Share from continuing operations attributable to common stockholders, net of tax	$(0.00)	$(0.01)
Income (Loss) per Share from discontinued operations attributable to common stockholders, net of tax	0.00	(0.00)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE COMMON STOCKHOLDERS	$0.00	$(0.01)
Comprehensive Income (Loss)	$3,985	$(49,568)

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	June 30	June 30
	2015	2014
Cash flows from operating activities:
Net loss from continuing operations	$(11,939)	$(24,172)
Net income from continuing operations	15,924	(35,474)
Other	(24,112)	(34,082)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	—	3,599
Changes in operating assets and liabilities:
Increase in accounts receivable	(371,117)	(443,374)
Increase in inventory	676,795	—
Decrease in current assets	695	18,916
Assets for Sale	(37,011)	—
Increase (decrease) in accounts payable and accrued expenses	(404,395)	1,061,812
Increase in other current liabilities	(8,500)	(96,082)
Discontinued Operations	39,813	—
Net cash (used in) provided by operating activities	(123,847)	451,143

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

(continued)

Cash flow from investing activities:
Purchase of property and equipment	—	(45,894)
Net increase in refundable deposits	—	14,412
Net cash used in investing activities	—	(31,482)

Cash flow from financing activities:
Proceeds from short-term borrowing	—	—
Net cash provided by financing activities	—	—

Effect of currency translation	5,386	9,525

Net (decrease) increase in cash and cash equivalents	(118,461)	429,186
Cash and cash equivalents at beginning of period	661,510	1,192,443
Cash and cash equivalents at end of period	$543,049	$1,621,629

Supplementary Disclosures of Cash Flow
Cash paid during the year for:
Interest	$—	$—
Taxes (refund)	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

1.	Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the OTC Markets Pink Sheets. The interim condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States. The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. The Company’s fiscal year end is on December 31.

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

Operating results for the three and six month periods ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

June 30, 2015

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

.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

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

June 30, 2015

1.	Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). All inventories consists of finished goods.

Foreign Currency Translation

The accounts of the EZ Link were maintained, and its consolidated financial statements were expressed, in NTD. Such consolidated financial statements were translated into USD with NTD as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items were translated at the weighted average exchange rate for the year. In 2014 and 2015, the EZ Link operations have been reclassified as discontinued operations. Accordingly, the other comprehensive income previously accumulated has been recognized as of June 30, 2015, and consequently the foreign currency translation adjustments are eliminated as of June 30, 2015.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the three and six month quarters ended June 30, 2015 and 2014.

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

Concentration of Credit Risk

The Company maintains balances in a Money Market Fund that is not federally insured. Balances in this fund were $458,569 and $264,835 at June 30, 2015 and June 30, 2014, respectively.

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of June 30, 2015, 84.4% of H&H Glass’s Accounts Receivable were attributable to three customers. As of December 31, 2014, 86.7% of H&H Glass’s Accounts Receivable were attributable to three customers.

At June 30, 2015 and 2014 H&H Glass had allowance for doubtful reserves of $0 and $19,358 respectively.

In general the Company will reserve a receivable based one of the following reasons; if the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

1.	Summary of Significant Accounting Policies (continued)

H&H Glass purchased 100% of its glass from one vendor in the three and six month periods ending June 30, 2015 and 2014.  During the three-month period ending June 30, 2015 and 2014, H&H Glass purchased $8,467,104 and $7,102,154 of products from this vendor, respectively.  During the six-month period ending June 30, 2015 and 2014, H&H Glass purchased $16,374,393 and $14,131,740 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass has begun to seek additional suppliers.

Non-controlling Interest

IPLO sold its interest in EZ Link as of February 28, 2015.

The Company accounted for its non-controlling interest of 49% in EZ Link Holdings, Ltd. in the consolidated financial statements classified as a separate component of equity. In addition, net earnings, and components of other comprehensive income are attributed to both the Company and non-controlling interest.

Net Earnings/(Loss) per Share

Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic earnings per share is computed as net loss applicable to common stockholders’ divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive. In this case, the Preferred Shares would not be dilutive since the conversion price is $3.00 and the quoted price is significantly lower than the conversion price. Therefore there were no dilutive securities for the three and six months ending June 30, 2015 and 2014, respectively.

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

The Company accounts for income taxes in accordance ASC Topic 740. Realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, the recognition of tax benefits is required to be recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information. ASC 740 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. As of June 30, 2015, the Company has not recognized any obligation for uncertain tax positions.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

June 30, 2015

2.	Preferred Stock Transactions - continued

The Company determined that the preferred shares are not mandatorily or conditionally redeemable and are properly classified as permanent equity in the accompanying unaudited condensed consolidated financial statements.

Series B Preferred Shares

As of January 1, 2010 pursuant to the purchase agreement for 51% ownership in EZ Link Holdings Ltd., approximately 47% of the purchase price amount $400,000 was paid in Series B convertible preferred shares of IPL Group, Inc. at a per share value of $1.00, or 400,000 shares. As a result of the divesture of EZ LINK, the Company received from EZ Link shareholders the 400,000 shares of Series B preferred stock. As of June 30, 2015, there are no shares of Series B preferred stock issued and outstanding.

Divestiture of EZ Link

Effective February 28, 2015, EZ Link acquiring back IPL Group Inc.’s share positions in EZ Link in exchange for their share position in IPL Group Inc.

3.	Common and Preferred Stock Transactions

During the three months ending June 30, 2015 and 2014 no stock was issued.

Divestiture of EZ Link: EZ Link returned 457,143 common shares and 400,000 shares of Series B preferred shares of IPLO pursuant to the divestiture of EZ Link as of February 28, 2015.

4.	Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $69,000 and $66,950 for the three months ended June 30, 2015 and 2014, respectively and $138,000 and $133,900 for the six months ended June 30, 2015 and 2014, respectively.

There is currently an $80,000 payable to Allen Lin for funds contributed to the Company at the time EZ Link Holdings, Ltd. was acquired. This debt is due on demand.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $15,000 and $14,935 for the three months ended June 30, 2015 and 2014, respectively and $30,000 and $29,870 for the six months ended June 30, 2015 and 2014, respectively.

William Gresher

Mr. Gresher, a member of the Board of Directors, was paid $1,500 in cash for Director fees in the three months ended June 30, 2015 and 2014 and $3,000 in cash for Director fees in the six months ended June 30, 2015 and 2014.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

4.	Related Party Transactions - continued

Owen Naccarato

For the three months ended June 30, 2015 and 2014 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $9,000 in cash for legal fees and was paid $1,500 in cash for Directors fees.

For the six months ended June 30, 2015 and 2014 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $18,000 in cash for legal fees and was paid $3,000 in cash for Directors fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation. EZ Link rents its offices from Easy Global Company, Ltd. During the two months ended February 28, 2015 and six months ending June 30, 2014, EZ Link paid $7,233 and $22,647, respectively to Easy Global Company for rent expense.

5.	Property and Equipment

The Company’s property and equipment at June 30, 2015 and December 31, 2014, consisted of the following:

	June 30, 2015	December 31, 2014
Furniture and fixtures	$14,552	$14,552
Computers and equipment	23,452	23,452
	38,004	38,004
Less accumulated depreciation	(38,004)	(38,004)
Total	$—	$—

The Company recorded depreciation expense for the three months ended June 30, 2015 and 2014, of $nil and $3,599 respectively. The Company recorded depreciation expense for the six months ended June 30, 2015 and 2014, of $nil and $3,599 respectively.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2015 and December 31, 2014, consisted of the following:

	June 30, 2015	December 31, 2014
Accounts payable	$7,957,784	$8,362,179
Accrued professional and related fees	64,175	72,675
Total	$8,021,959	$8,434,854

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

7.	Commitments and Contingencies

Leases

Operating leases

H&H Glass rents approximately 2,900 square feet of office space for its headquarters. The lease began on January 1, 2013 and expires on August 31, 2019. As of June 30, 2015, total monthly base rent is $6,409 per month.

Future minimum payments on this lease for fiscal years following June 30, 2015, are:

Fiscal Year ended December 31,
2015	$39,672
2016	81,780
2017	84,216
Thereafter	146,276
$351,944

8.	Discontinued Operations:

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

(b) The 400,000 Series B Convertible preferred shares held by EZ LINK shareholders.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

8.	Discontinued Operations: continued

Results of Discontinued Operations

Summary results of operations for our discontinued operations for the three months ended

	June 30	June 30
Discontinued operations:	2015	2014

Revenue	$—	$2,326,508

Gain (Loss) from operations, including portion attributable to
non-controlling interest of discontinued Logistics component	—	(1,534)

Income tax benefit	—	(7,584)

Gain (Loss) on discontinued operations	—	(9,118)

Summary results of operations for our discontinued operations for the six months ended

	June 30	June 30
Discontinued operations:	2015	2014

Revenue	$1,015,230	$3,218,756

Gain (Loss) from operations, including portion attributable to
non-controlling interest of discontinued Logistics component	15,924	(38,133)

Income tax benefit	—	2,660

Gain (Loss) on discontinued operations	15,924	(35,473)

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2015

8.	Discontinued Operations: continued

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on the Company consolidated balance sheets as of June 30, 2015 and December 31, 2014 include the following:

	June 30, 2015	December 31, 2014
Assets Discontinued subsidiary
Cash and cash equivalents	$—	$460,545
Notes receivable	—	62,209
Accounts receivable	—	489,286
Contract in place	—	1,295,726
Other assets	—	24,392
Property, Plant and Equipment, net	—	42,631

Assets Held for Sale - Discontinued Operations	$—	$2,374,789

	June 30, 2015	December 31, 2014
Liabilities Discontinued subsidiary
Notes payable	$—	$8,287
Accounts payable	—	566,838
Other current liabilities	—	6,846

Liabilities - discontinued Operations	$—	$581,971

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Vend-out of EZ Link Corporation

As of February 28, 2015, IPLO’s majority interest in EZ Link Corp., was sold back to EZ Link Corp. for the following terms: In exchange for the fifty-one percent (51%) of the EZ Link Corporation Shares, or 688,500 EZ Link Corporate Shares in the aggregate acquired by IPL, EZ Link Corp. will return

(a) an aggregate of 457,143 shares of IPL common shares issued on June 26, 2009 to the shareholders of EZ Link Corp as consideration of acquiring 51% of EZ Link Corporation; and

(b) an aggregate of 400,000 Series B preferred shares issued on January 1, 2010 to the , shareholders or assigns of EZ Link Corp as consideration of acquiring 51% of EZ Link Corporation.

Plan of Operation

Our general operating plan is as follows:

Short Term

Continue growing revenue and profits through the existing business;
Expand the supply network for our products;
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

Results of Operations

Three and six months ending June 30, 2015 Compared to June 30, 2014

Revenue:

For the three months ending June 30, 2015 and 2014, revenues were $9,908,896 and $8,130,122 respectively, for an increase of $1,778,774 or 21.9% over the same period in 2014. The increase in revenue is a mainly due to an improved US economy which resulted in increased volume.

For the six months ending June 30, 2015 and 2014, revenues were $18,780,720 and $16,088,153 respectively, for an increase of $2,692,567 or 16.7% over the same period in 2014. The increase in revenue is a mainly due to an improved US economy which resulted in increased volume.

Cost of Goods Sold:

Cost of goods sold for the three months ending June 30, 2015 and 2014 were $9,470,221 and $7,716,754 respectively, for an increase of $1,753,467 or 22.7% over the same period in 2014. This increase is mainly due to the increase in business. This increase in cost of goods sold is consistent with the increase in sales.

Cost of goods sold for the six months ending June 30, 2015 and 2014 were $17,989,776 and $15,397,590 respectively, for an increase of $2,592,186 or 16.8% over the same period in 2014. This increase is mainly due to the increase in business. This increase in cost of goods sold is consistent with the increase in sales.

Gross Profit:

Gross profit was $438,675 and $413,368 for the three months ending June 30, 2015 and 2014, an increase of $25,307 or 6.1% over the same period in 2014.   The gross profit margin as a percent of sales for the three months ending June 30, 2015 and 2014 was 4.4% and 5.1 % respectively for a decrease period to period.

Gross profit was $790,944 and $690,563 for the six months ending June 30, 2015 and 2014, an increase of $100,381 or 14.5% over the same period in 2014.   The gross profit margin as a percent of sales for the six months ending June 30, 2015 and 2014 was 4.2% and 4.3% respectively for a flat rate from period to period.

Operating expenses for the three month period ended June 30, 2015 and 2014 were $432,635 and $341,991 respectively for an increase of $90,644 (26.5%) from the same period prior year. Operating expenses for the six month period ended June 30, 2015 and 2014 were $819,077 and $712,796 respectively for an increase of $106,281 (14.9%) from the same period prior year. These differences in operating expenses were mostly attributable to the following:

Three months ending:	x6/30/2015	x6/30/2014	$ VAR	% VAR
Salaries & Related Expense	$164,464	$151,452	$13,012	8.6%	The change in salaries was mainly due to salary increases.
Rent	20,601	15,366	5,235	34.1%	A negotiated rent credit ended in April 2015
Insurance	44,726	39,588	5,138	13.0%	Increase is a result of the increase in business
Legal	9,000	9,000	0	0.0%	No change.
Accounting	25,255	26,005	(750)	-2.9%	Quarter accounting expense was flat
Travel Expense	106,959	91,058	15,901	17.5%	H&H Glass increased travel 2nd quarter
Miscellaneous	61,630	9,522	52,108	547.2%	Miscellaneous items
Total Expenses	$432,635	$341,991	$90,644	26.5%

Six months ending:	x6/30/2015	x6/30/2014	$ VAR	% VAR
Salaries & Related Expense	$319,817	$283,671	$36,146	12.7%	The change in salaries was mainly due to salary increases.
Rent	34,958	24,295	10,663	43.9%	A negotiated rent credit ended in April 2015
Insurance	100,233	74,030	26,203	35.4%	Increase is a result of the increase in business
Legal	18,000	18,000	0	0.0%	No change.
Accounting	62,050	104,755	(42,705)	-40.8%	Year 2014 included accrued audit expenses
Travel Expense	190,017	175,164	14,853	8.5%	H&H Glass increased travel 2nd quarter
Professional Service	57,280	7,871	49,409	627.7%	AH partnership consulting fee of $50K in Q2
Miscellaneous	36,722	25,010	11,712	46.8%	Miscellaneous items
Total Expenses	$819,077	$712,796	$106,281	14.9%

Other Income (Expense):

Other income (expense) for the three months ended June 30, 2015 and 2014 was $Nil and ($40) respectively for a decrease of $40 (100.0%) over the same period in 2014.

Other income (expense) for the six months ended June 30, 2015 and 2014 was $16,194 and ($40) respectively for an increase of $16,234 (403.9%) over the same period in 2014.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2015 amounted to $123,847, which mainly consisted of the following:  Net loss of $11,939 from continuing operations offset by net income from discontinued operations of $15,924 plus other income of $24,112; plus the following; 1) increase in accounts receivable of $371,117; 2) a decrease in accounts payable and accrued expenses of $404,395; 3) a decrease in other current liabilities of $8,500 and 4) a increase in assets of sale of $37,011, offset by the following 1) decrease in inventory of $676,795; 2) decrease in other current assets of $695; and 3) an increase in discontinued liabilities of $39,813.

On June 30, 2015 the Company had total assets of $9,492,835 compared to $12,291,762 on December 31, 2014, a decrease of $2,798,927 or 22.8%.  The Company had total stockholders’ equity of $1,390,876 on June 30, 2015, compared to total stockholders’ equity of $3,194,937 on December 31, 2014, a decrease of $1,804,061 (56.5%).  As of June 30, 2015 the Company's working capital position decreased by $11,242 (1.0%) from working capital of $1,164,387 at December 31, 2014 to working capital of $1,153,145 at June 30, 2015.

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

Disclosure Controls and Procedures

As of June 30, 2015, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2015.

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

Similarly, the EZ Link operation also has a material weakness due to lack of segregation of duties. Its size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. We have retained an outside professional firm to assist in the separation of duties on an ongoing basis. The use of the outside firm has proven successful in assisting in the separation of duties, however, it did not fully mitigate the segregation of duties issue at EZ Link prior to the divesture of EZ Link as of February 28, 2015.

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

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Mine Safety Disclosures

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instances Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Packaging and Logistics Group, Inc.

(Registrant)

Dated: August 19, 2015	By: /s/ Owen Naccarato
Owen Naccarato
Chief Executive Officer
Principal Financial Officer and Director

By: /s/ Allen Lin
Allen Lin, Director
President H&H Glass

By: /s/ William Gresher
William Gresher, Director

