Form 10-Q
period 2015-09-30
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2015-11-13
CIK 822997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015 or

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

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of November 9, 2015 was 4,504,214.

International Packaging and Logistics Group, Inc.,

and Subsidiaries

Unaudited Condensed Consolidated Financial Statements

for the Three and Nine Months Ended

September 30, 2015 and 2014

C O N T E N T S

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations and Comprehensive Income	5

Condensed Consolidated Statements of Cash Flows	9

Notes to Condensed Consolidated Financial Statements	10 – 19

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2015 and December 31, 2014

	September 30,	December 31,
	2015	2014
	(unaudited)
Current Assets
Cash	$37,219	$661,510
Accounts receivable, net	7,965,463	8,080,831
Inventory	274,026	936,900

Total Current Assets	8,276,708	9,679,241

Other Assets
Prepaids	520	520
Deposits	12,433	12,433
Deferred tax assets	203,578	224,779

Total Other Assets	216,551	237,732

Assets Held for Sale - Discontinued Operations	–	2,374,789

Total Assets	$8,493,259	$12,291,762

Liabilities

Current Liabilities
Accounts payable and accrued expenses	$6,981,869	$8,434,854
Notes payable - related party	80,000	80,000

Total Current Liabilities	7,061,869	8,514,854

Liabilities Discontinued subsidiary
Notes payable	–	8,287
Accounts payable	–	566,838
Other current liabilities	–	6,846

Liabilities - discontinued Operations	–	581,971

Commitments and contingencies	–	–

Total Liabilities	$7,061,869	$9,096,825

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,730 Series A issued and outstanding, respectively	98	98
Zero and 400,000 Series B issued and outstanding, respectively	–	40
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,504,214 and 4,961,357 issued and outstanding, respectively	4,504	4,961
Additional paid-in capital	1,275,570	2,202,877
Retained earnings	151,218	106,719
Total International and Logistics Group Inc. Stockholder Equity	1,431,390	2,314,695
Non-controlling interest	–	880,242

Total Equity	1,431,390	3,194,937

Total Liabilities and Equity	$8,493,259	$12,291,762

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Revenues
Packaging	$28,498,152	$25,085,447	$9,717,432	$8,997,294

Total Revenues	28,498,152	25,085,447	9,717,432	8,997,294

Cost of Goods Sold
Packaging	27,330,496	24,019,055	9,340,720	8,621,465

Total Cost of Goods Sold	27,330,496	24,019,055	9,340,720	8,621,465

Gross Profit	1,167,656	1,066,392	376,712	375,829

Operating Expenses
Administrative expenses	623,258	585,666	158,956	180,836
Rent	55,559	35,819	20,601	11,524
Salaries and wages	476,458	429,700	156,641	146,029

Total Operating Expenses	1,155,275	1,051,185	396,198	338,389

Income from Operations	12,381	15,207	40,514	37,440

Other income (loss)
Interest income (expense), net	–	(299)	–	–
Other income (expense)	16,194	(90)	–	(50)
Total Other Income (Loss)	16,194	(389)	–	(50)

Net Income from Continuing Operations before Income Taxes	28,575	14,818	40,514	37,390

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

Income tax benefit (expense)	–	(1,600)	–	–

Net Income from Continuing Operations	28,575	13,218	40,514	37,390

Discontinued operations:

Gain (Loss) from operations, including portion attributable to non-controlling interest of discontinued Logistics component	15,924	(32,302)	–	5,831

Income tax benefit	–	989	–	(1,671)

Income (Loss) on discontinued operations	15,924	(31,313)	–	4,160

Net Income (Loss)	44,499	(18,095)	40,514	41,550

Foreign currency translation	–	519	–	(9,558)

Comprehensive Income (Loss)	$44,499	$(17,576)	$40,514	$31,992

Earnings per weighted average share of common stock - basic	$0.01	$(0.00)	$0.01	$0.01
Earnings per weighted average share of common stock - diluted	$0.01	$(0.00)	$0.01	$0.01
Weighted average shares outstanding - basic	4,504,214	4,961,357	4,504,214	4,961,357
Weighted average shares outstanding - diluted	5,664,203	4,961,357	5,478,944	6,336,087

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

Three Months ended September 30, 2015

AMOUNTS ATTRIBUTABLE TO THE COMMON STOCKHOLDERS:	2015	2014
Income from continuing operations, net of tax	$40,514	$37,390
Income from discontinued operations, net of tax	–	4,160
Net Income	$40,514	$41,550
BASIC EARNINGS PER SHARE:
Income per Share from continuing operations attributable to common stockholders, net of tax	$0.01	$0.01
Income per Share from discontinued operations attributable common stockholders, net of tax	0.00	0.00
NET INCOME PER SHARE ATTRIBUTABLE TO THE COMMON STOCKHOLDERS	$0.01	$0.01
DILUTED EARNINGS PER SHARE:
Income per Share from continuing operations attributable to common stockholders, net of tax	$0.01	$0.01
Income per Share from discontinued operations attributable to common stockholders, net of tax	0.00	0.00
NET INCOME PER SHARE ATTRIBUTABLE COMMON STOCKHOLDERS	$0.01	$0.01
Comprehensive Income	$40,514	$31,992

Nine Months ended September 30, 2015

AMOUNTS ATTRIBUTABLE TO THE COMMON STOCKHOLDERS:	2015	2014
Income from continuing operations, net of tax	$28,575	$13,218
Income (loss) from discontinued operations, net of tax	15,924	(31,313)
Net Income (loss)	$44,499	$(18,095)
BASIC EARNINGS PER SHARE:
Loss per Share from continuing operations attributable to common stockholders, net of tax	$0.01	$0.00
Income (Loss) per Share from discontinued operations attributable common stockholders, net of tax	0.00	(0.00)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMMON STOCKHOLDERS	$0.01	$(0.00)
DILUTED EARNINGS PER SHARE:
Income (loss) per Share from continuing operations attributable to common stockholders, net of tax	$0.01	$0.00
Income (Loss) per Share from discontinued operations attributable to common stockholders, net of tax	0.00	(0.00)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE COMMON STOCKHOLDERS	$0.01	$(0.00)
Comprehensive Income (Loss)	$44,499	$(17,576)

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	September 30,	September 30,
	2015	2014
Cash flows from operating activities:
Net income from continuing operations	$28,575	$13,218
Net income (loss) from discontinued operations	15,924	(31,313)
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation expense	–	5,506
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	117,792	(1,188,508)
Decrease (Increase) in inventory	662,874	(1,555,692)
(Increase) decrease in current assets	(1,727)	5,292
Deferred tax asset	21,180	–
Assets of Sale	(37,011)	–
(Decrease) increase in accounts payable and accrued expenses	(1,444,485)	2,961,166
Decrease in other current liabilities	(8,500)	(22,246)
Other	(24,112)	(30,084)
Discontinued Operations	39,813	–
Net cash (used in) provided by operating activities	(629,677)	157,339

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

Cash flow from investing activities:
Purchase of property and equipment	–	(44,935)
Net increase in refundable deposits	–	14,111
Net cash used in investing activities	–	(30,824)

Cash flow from financing activities:
Proceeds from short-term borrowing	–	65,600
Net cash provided by financing activities	–	65,600

Effect of currency translation	5,386	(5,004)

Net (decrease) increase in cash and cash equivalents	(624,291)	187,111
Cash and cash equivalents at beginning of period	661,510	1,192,443
Cash and cash equivalents at end of period	$37,219	$1,379,554

Supplementary Disclosures of Cash Flow
Cash paid during the year for:
Interest	$–	$–
Taxes (refund)	$–	$–

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

1. Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the OTC Markets Pink Sheets. The interim condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States. The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. The Company’s fiscal year end is on December 31.

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

Operating results for the three and nine month periods ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

September 30, 2015

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

September 30, 2015

1. Summary of Significant Accounting Policies (continued)

The terms are as follows:

IPL Group Inc. exchanged its position in EZ Link or 688,500 shares in the aggregate, to the original EZ Link shareholders, and such EZ Link shareholders will exchange the following to IPLO:

(a) The 457,143 shares of common stock held by EZ Link shareholders.

(b) The 400,000 Series B Convertible preferred shares held by EZ Link shareholders.

There was an immaterial gain as a result of the divestiture of EZ Link, which was the net the assets less liabilities sold back.

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

September 30, 2015

1. Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). All inventories consists of finished goods.

Foreign Currency Translation

The accounts of the EZ Link were maintained, and its consolidated financial statements were expressed, in NTD. Such consolidated financial statements were translated into USD with NTD as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items were translated at the weighted average exchange rate for the year. In 2014 and 2015, the EZ Link operations have been reclassified as discontinued operations. Accordingly, the other comprehensive income previously accumulated has been recognized as of September 30, 2015, and consequently the foreign currency translation adjustments are eliminated as of September 30, 2015.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the three and nine month quarters ended September 30, 2015 and 2014.

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

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of September 30, 2015, 80.0% of H&H Glass’s Accounts Receivable were attributable to three customers. As of December 31, 2014, 86.7% of H&H Glass’s Accounts Receivable were attributable to three customers.

At September 30, 2015 and December 31, 2014 H&H Glass had allowance for doubtful reserves of $0 and $19,194 respectively.

In general the Company will reserve a receivable based one of the following reasons; if the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

1. Summary of Significant Accounting Policies (continued)

H&H Glass purchased 100% of its glass from one vendor in the three and nine month periods ending September 30, 2015 and 2014.  During the three-month period ending September 30, 2015 and 2014, H&H Glass purchased $9,084,473 and $7,701,672 of products from this vendor, respectively.  During the nine-month period ending September 30, 2015 and 2014, H&H Glass purchased $25,458,866 and $21,997,846 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass has begun to seek additional suppliers.

Non-controlling Interest

IPLO sold its interest in EZ Link as of February 28, 2015.

The Company accounted for its non-controlling interest of 49% in EZ Link Holdings, Ltd. in the consolidated financial statements classified as a separate component of equity. In addition, net earnings, and components of other comprehensive income are attributed to both the Company and non-controlling interest.

Net Earnings/(Loss) per Share

Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic earnings per share is computed as net loss applicable to common stockholders’ divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive. In this case, the Preferred Shares would not be dilutive since the conversion price is $3.00 and the quoted price is significantly lower than the conversion price. Therefore there were no dilutive securities for the three and nine months ending September 30, 2015 and 2014, respectively.

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

The Company accounts for income taxes in accordance ASC Topic 740. Realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, the recognition of tax benefits is required to be recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information. ASC 740 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. As of September 30, 2015, the Company has not recognized any obligation for uncertain tax positions.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

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

2. Preferred Stock Transactions

Series B Preferred Shares:

As of January 1, 2010 pursuant to the purchase agreement for 51% ownership in EZ Link Holdings Ltd., approximately 47% of the purchase price amount $400,000 was paid in Series B convertible preferred shares of IPL Group, Inc. at a per share value of $1.00, or 400,000 shares. As a result of the divesture of EZ LINK, the Company received from EZ Link shareholders the 400,000 shares of Series B preferred stock. As of September 30, 2015, there are no shares of Series B preferred stock issued and outstanding. These shares have been repurchased and retired as of February 28, 2015.

The Series B Preferred Shares were convertible into common shares in two equal tranches, the first being upon completion and receipt of the year ending December 31, 2010, financials if all of the following performance targets are met by EZ Link:

(a) Maintain revenues and before tax earnings same as the prior 12 month period; and

(b) Maintained a positive cash flow from operations over the prior 12 month period.

These criteria were not met, so there were no conversions prior to their retirement as of February 28, 2015.  These certificates were returned to the Company pursuant to the sale of EZ Link back to its original shareholders.

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

September 30, 2015

2. Preferred Stock Transactions (continued)

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

During the three months ending September 30, 2015 and 2014 no stock was issued.

Divestiture of EZ Link: EZ Link returned 457,143 common shares and 400,000 shares of Series B preferred shares of IPLO pursuant to the divestiture of EZ Link as of February 28, 2015.

4. Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $69,000 and $66,950 for the three months ended September 30, 2015 and 2014, respectively and $207,000 and $200,850 for the nine months ended September 30, 2015 and 2014, respectively.

There is currently an $80,000 payable to Allen Lin for funds contributed to the Company at the time EZ Link Holdings, Ltd. was acquired. This debt is due on demand.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $15,000 and $14,805 for the three months ended September 30, 2015 and 2014, respectively and $45,000 and $44,675 for the nine months ended September 30, 2015 and 2014, respectively

William Gresher

Mr. Gresher, a member of the Board of Directors, was paid $1,500 in cash for Director fees in the three months ended September 30, 2015 and 2014 and $4,500 in cash for Director fees in the nine months ended September 30, 2015 and 2014.

Owen Naccarato

For the three months ended September 30, 2015 and 2014 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $9,000 in cash for legal fees and was paid $1,500 in cash for Directors fees.

For the nine months ended September 30, 2015 and 2014 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $27,000 in cash for legal fees and was paid $4,500 in cash for Directors fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation. EZ Link rents its offices from Easy Global Company, Ltd. During the two months ended February 28, 2015 and nine months ending September 30, 2014, EZ Link paid $7,233 and $34,046, respectively to Easy Global Company for rent expense.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

5. Property and Equipment

The Company’s property and equipment at September 30, 2015 and December 31, 2014, consisted of the following:

	September 30, 2015	December 31, 2014
Furniture and fixtures	$14,552	$14,552
Computers and equipment	23,452	23,452
	38,004	38,004
Less accumulated depreciation	(38,004)	(38,004)
Total	$–	$–

The Company recorded depreciation expense for the three months ended September 30, 2015 and 2014, of $nil and $1,907 respectively. The Company recorded depreciation expense for the nine months ended September 30, 2015 and 2014, of $nil and $5,506 respectively.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2015 and December 31, 2014, consisted of the following:

	September 30, 2015	December 31, 2014
Accounts payable	$6,917,694	$8,362,179
Accrued professional and related fees	64,175	72,675
Total	$6,981,869	$8,434,854

7. Commitments and Contingencies

Leases

Operating leases

H&H Glass rents approximately 2,900 square feet of office space for its headquarters. The lease began on January 1, 2013 and expires on August 31, 2019. As of June 30, 2015, total monthly base rent is $6,409 per month.

Future minimum payments on this lease for fiscal years following September 30, 2015, are:

Fiscal Year ended December 31,
2015	$19,836
2016	81,780
2017	84,216
Thereafter	146,276
$332,108

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

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

(b) The 400,000 Series B Convertible preferred shares held by EZ Link shareholders.

Results of Discontinued Operations

Summary results of operations for our discontinued operations for the three months ended

	September 30,	September 30,
Discontinued operations:	2015	2014

Revenue	$–	$2,107,246

Gain (Loss) from operations, including portion attributable to non-controlling interest of discontinued Logistics component	–	5,831

Income tax benefit	–	(1,671)

Gain (Loss) on discontinued operations	–	4,160

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

8. Discontinued Operations (continued)

Summary results of operations for our discontinued operations for the nine months ended

	September 30,	September 30,
Discontinued operations:	2015	2014

Revenue	$1,015,230	$5,326,002

Gain (Loss) from operations, including portion attributable to non-controlling interest of discontinued Logistics component	15,924	(32,302)

Income tax benefit	–	989

Gain (Loss) on discontinued operations	15,924	(31,313)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on the Company consolidated balance sheets as of September 30, 2015 and December 31, 2014 include the following:

	September 30,	December 31,
	2015	2014
Assets Discontinued subsidiary
Cash and cash equivalents	$–	$460,545
Notes receivable	–	62,209
Accounts receivable	–	489,286
Contract in place	–	1,295,726
Other assets	–	24,392
Property, Plant and Equipment, net	–	42,631

Assets Held for Sale - Discontinued Operations	$–	$2,374,789

	September 30,	December 31,
	2015	2014
Liabilities Discontinued subsidiary
Notes payable	$–	$8,287
Accounts payable	–	566,838
Other current liabilities	–	6,846

Liabilities - discontinued Operations	$–	$581,971

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

Vend-out of EZ Link Corporation

As of February 28, 2015, IPLO’s majority interest in EZ Link, was sold back to EZ Link for the following terms: In exchange for the fifty-one percent (51%) of the EZ Link Corporation Shares, or 688,500 EZ Link Corporate Shares in the aggregate acquired by IPL, EZ Link will return

(a) an aggregate of 457,143 shares of IPL common shares issued on June 26, 2009 to the shareholders of EZ Link as consideration of acquiring 51% of EZ Link Corporation; and

(b) an aggregate of 400,000 Series B preferred shares issued on January 1, 2010 to the, shareholders or assigns of EZ Link as consideration of acquiring 51% of EZ Link Corporation.

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

Results of Operations

Three and nine months ending September 30, 2015 Compared to September 30, 2014

Revenue:

For the three months ending September 30, 2015 and 2014, revenues were $9,717,432 and $8,997,294 respectively, for an increase of $720,138 or 8.0% over the same period in 2014. The increase in revenue is a mainly due to an improved US economy which resulted in increased volume.

For the nine months ending September 30, 2015 and 2014, revenues were $28,498,152 and $25,085,447 respectively, for an increase of $3,412,705 or 13.6% over the same period in 2014. The increase in revenue is a mainly due to an improved US economy which resulted in increased volume.

Cost of Goods Sold:

Cost of goods sold for the three months ending September 30, 2015 and 2014 were $9,340,720 and $8,621,465 respectively, for an increase of $719,255 or 8.3% over the same period in 2014. This increase is mainly due to the increase in business. This increase in cost of goods sold is consistent with the increase in sales.

Cost of goods sold for the nine months ending September 30, 2015 and 2014 were $27,330,496 and $24,019,055 respectively, for an increase of $3,311,441 or 13.8% over the same period in 2014. This increase is mainly due to the increase in business. This increase in cost of goods sold is consistent with the increase in sales.

Gross Profit:

Gross profit was $376,712 and $375,829 for the three months ending September 30, 2015 and 2014, an increase of $883 or 0.2% over the same period in 2014. The gross profit margin as a percent of sales for the three months ending September 30, 2015 and 2014 was 3.9% and 4.2 % respectively for a decrease period to period.

Gross profit was $1,167,656 and $1,066,392 for the nine months ending September 30, 2015 and 2014, an increase of $101,264 or 9.5% over the same period in 2014. The gross profit margin as a percent of sales for the nine months ending September 30, 2015 and 2014 was 4.1% and 4.3% respectively for a decrease period to period.

Operating Expenses:

Operating expenses for the three month period ended September 30, 2015 and 2014 were $396,198 and $338,389 respectively for a decrease of $2,191 (0.6%) from the same period prior year. Operating expenses for the nine month period ended September 30, 2015 and 2014 were $1,155,275 and $1,051,185 respectively for an increase of $104,090 (9.9%) from the same period prior year. These differences in operating expenses were mostly attributable to the following:

Three months ending:	9/30/2015	9/30/2014	$ VAR	% VAR
Salaries & Related Expense	$158,956	$146,029	$12,927	8.9%	The change in salaries was mainly due to salary increases.
Rent	20,601	11,524	$9,077	78.8%	A negotiated rent credit ended in April 2015
Insurance	23,688	20,142	$3,546	17.6%	Increase is a result of the increase in business
Legal	9,000	9,000	$0	0.0%	No change.
Accounting	38,990	17,147	$21,843	127.4%	Prior year had year-end accrual reversal
Travel Expense	60,969	91,096	($30,127)	-33.1%	H&H Glass decreased travel 3rd quarter
Miscellaneous	83,994	43,451	$40,543	93.3%	Miscellaneous items
Total Expenses	$396,198	$338,389	$57,809	17.1%

Nine months ending:	9/30/2015	9/30/2014	$ VAR	% VAR
Salaries & Related Expense	$476,458	$429,700	$46,758	10.9%	The change in salaries was mainly due to salary increases.
Rent	55,559	35,819	19,740	55.1%	A negotiated rent credit ended in April 2015
Insurance	123,921	94,172	29,749	31.6%	Increase is a result of the increase in business
Legal	27,000	27,000	–	0.0%	No change.
Accounting	101,040	121,902	(20,862)	-17.1%	Year 2015 has reduced rates
Travel Expense	250,986	266,260	(15,274)	-5.7%	H&H Glass decreased travel 3rd quarter
Professional Service	50,905	510	50,395	9881.4%	AH Partnership Consulting fee $50,000 in Q2, 2015
Miscellaneous	69,406	75,822	(6,416)	-8.5%	Miscellaneous items
Total Expenses	$1,155,275	$1,051,185	$104,090	9.9%

Other Income (Expense):

Other income (expense) for the three months ended September 30, 2015 and 2014 was $Nil and ($50) respectively for an increase of $50 (100.0%) over the same period in 2014.

Other income (expense) for the nine months ended September 30, 2015 and 2014 was $16,194 and ($90) respectively for an increase of $16,284 (180.9%) over the same period in 2014.

Liquidity and Capital Resources

Net cash used by operating activities for the nine months ended September 30, 2015 amounted to $629,677, which mainly consisted of the following: Net income of $28,575 plus the following; 1) net income from discontinued operations of $15,924; 2) decrease in accounts receivable of $117,792; 3) decrease in inventory of $662,874, 4) decrease in deferred tax asset of $21,180 and 5) change in discontinued assets of $39,813, offset by 1) other income of $24,112; 2) decrease in other assets of $1,727; 3) a decrease in assets for sale of $37,011; and 4) a decrease in accounts payable and accrued expenses of $1,444,485.

On September 30, 2015 the Company had total assets of $8,493,259 compared to $12,291,762 on December 31, 2014, a decrease of $3,798,503 or 30.9%. The Company had total stockholders’ equity of $1,431,390 on September 30, 2015, compared to total stockholders’ equity of $3,194,937 on December 31, 2014, a decrease of $1,763,547 (55.1%).  As of September 30, 2015 the Company's working capital position increased by $50,452 (4.3%) from working capital of $1,164,387 at December 31, 2014 to working capital of $1,214,839 at September 30, 2015.

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

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2015, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2015.

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

International Packaging and Logistics Group, Inc.

(Registrant)

Dated: November 13, 2015	By:	/s/ OWEN NACCARATO
Owen Naccarrato Chief Executive Officer Principal Financial Officer and Director

	By:	/s/ ALLEN LIN
Allen Lin, Director
President H&H Glass

	By:	/s/ WILLIAM GRESHER
William Gresher, Director

