Form 10-K
period 2015-12-31
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2016-04-19
CIK 822997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      [_] Yes     [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     [_] Yes     [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [x] Yes     [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [x]     No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     [_] Yes     [x] No

As of June 30, 2015 the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates was $109,264 based upon the closing price ($.30) of such shares as quoted on the OTC Markets as of February 29, 2016. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 4,504,214 shares of the registrant’s common stock outstanding as of March 31, 2016.

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

The capital stock of EZ Link Holdings, Ltd. (“EZ Link Holdings”) consists of 50,000 authorized shares of common stock, US$1.00 par value, of which 24,500 shares were issued and outstanding and held by Seller (“Shares”). Upon the terms and conditions set forth below, Seller assigned fifty-one percent (51%) of its shares, or 25,500 shares in the aggregate, to Buyer, such that, following such transaction, EZ Link Holdings, Ltd, was a majority owned subsidiary of Buyer. The parties agreed that 51% ownership of the issued and outstanding shares of EZ Link Holdings, Ltd had an estimated market value of approximately US$857,143 (the “Purchase Price”).

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

Vend-out of EZ Link Corporation

As of February 28, 2015, IPLO’s majority interest in EZ Link Holdings, was sold back to EZ Link Holdings. for the following terms: In exchange for the fifty-one percent (51%) of the EZ Link Shares, or 688,500 EZ Link Shares in the aggregate acquired by IPL, EZ Link will return

(a) an aggregate of 457,143 shares of IPL common shares issued on June 26, 2009 to the shareholders of EZ Link as consideration of acquiring 51% of EZ Link; and

(b) an aggregate of 400,000 Series B preferred shares issued on June 30, 2009 to the shareholders or assigns of EZ Link as consideration of acquiring 51% of EZ Link.

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

ITEM 2.          Description of Property

International Packaging and Logistics Group, Inc.’s corporate headquarters are located in the H&H Glass offices at 7700 Irvine Center Drive, Suite 870, Irvine California 92618. H&H Glass rents approximately 2,900 square feet of office space for its headquarters. The lease began on January 1, 2013 and expires on August 31, 2019. As of December 31, 2015, total monthly base rent is $6,612 per month.

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

	High	Low
Year ended December 31, 2015
First quarter	$0.59	$0.15
Second quarter	$0.22	$0.02
Third quarter	$0.04	$0.02
Fourth quarter	$0.12	$0.04
Year ended December 31, 2014
First quarter	$0.85	$0.12
Second quarter	$0.75	$0.12
Third quarter	$0.75	$0.12
Fourth quarter	$0.75	$0.01

As of December 31, 2015, there were approximately 828 registered shareholders of the Company’s Common Stock with 4,504,214 shares issues and outstanding.

Dividends

To date, the Company has not declared or paid dividends on its Preferred or Common Stock.

Transfer Agent and Registrar

The Company’s transfer agent is Jersey Transfer and Trust Company located at 1250 Sussex Turnpike, #606; Mount Freedom, NJ 07970-0606.

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

Vend-out of EZ Link Corporation

As of February 28, 2015, IPLO’s majority interest in EZ Link Holdings Ltd., was sold back to EZ Link Holdings. for the following terms: In exchange for the fifty-one percent (51%) of the EZ Link Corporation Shares, or 688,500 EZ Link Corporate Shares in the aggregate acquired by IPL, EZ Link will return

(a) an aggregate of 457,143 shares of IPL common shares issued on June 26, 2009 to the shareholders of EZ Link Corp as consideration of acquiring 51% of EZ Link Corporation; and

(b) an aggregate of 400,000 Series A preferred shares issued on June 30, 2009 to the shareholders or assigns of EZ Link Corp as consideration of acquiring 51% of EZ Link Corporation.

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

Results of Operations

Year Ended December 31, 2015 Compared to December 31, 2014

Revenue:

For the years ending December 31, 2015 and 2014, revenues were $38,499,995 and $35,728,361 respectively, for an increase of $2,771,634 or 7.8% over the same period in 2014. The increase in revenue is a mainly due to an improved US economy which resulted in increased volume.

Cost of Goods Sold:

Cost of goods sold for the years ending December 31, 2015 and 2014 were $36,957,989 and $34,324,102 respectively, for an increase of $2,633,887 or 7.7% over the same period in 2014. This increase is mainly due to the increase in business. This increase in cost of goods sold is consistent with the increase in sales.

Gross Profit:

Gross profit was $1,542,006 and $1,404,259 for the years ending December 31, 2015 and 2014, an increase of $137,747 or 9.8% over the same period in 2014. The gross profit margin as a percent of sales for the years ending December 31, 2015 and 2014 was 4.0% and 3.9 % respectively for an increase of 0.1%.

Operating Expenses:

Operating expenses were $1,494,415 and $1,319,046 for the years ending December 31, 2015 and 2014, an increase of $175,369 (13.3%) over the same period in 2014. The increase in operating expenses was mostly attributable to the following:

Twelve months ending:	12/31/15	12/31/2014	$ VAR	% VAR
Salaries & Related Expense	$630,641	$581,481	$49,160	8.5%	The change in salaries was bonuses paid in 2015
Rent	76,108	46,864	$29,244	62.4%	Monthly rent credit expired in March 2015
Insurance	145,004	108,483	$36,521	33.7%	Insurance increased due to timing of invoices received
Meals & Entertainment	15,934	16,574	($640)	-3.9%	Meals and Entertainment spending remained flat
Legal	36,000	36,000	$0	0.0%	No change as a result of no additional activity.
Accounting	101,404	124,597	($23,193)	-18.6%	Audit fees reduced due to the sale of EZ Link
Travel Expense	367,240	325,955	$41,285	12.7%	H&H Glass had increased travel in 2015
Miscellaneous	122,084	79,092	$42,992	54.4%	Miscellaneous items
Total Expenses	$1,494,415	$1,319,046	$175,369	13.3%

Other Income (Expense):

Interest income (expense) for the years ended December 31, 2015 and 2014 was $440,869 and ($299) respectively for a decrease of $41,168 (13,768.5%) from the same period in 2014. The increase in income is mainly a combination of accrued expenses written off of $24,675 plus miscellaneous income items of $16,194.

Liquidity and Capital Resources

Net cash provided by operating activities for the year ended December 31, 2015 amounted to $84,580, which mainly consisted of the following: Annual net income of $88,460 plus a decrease in accounts receivable of $1,203,004, a decrease in inventory of $465,995, a decrease in other assets of $21,180, offset by decrease in other current liabilities of $33,175, a decrease in accounts payable and accrued expenses of $1,660,884.

On December 31, 2015 the Company had total assets of $8,312,070 compared to $12,291,762 on December 31, 2014, a decrease of $3,979,692 or 32.4%.  The Company had total equity of $1,571,275 on December 31, 2015, compared to total stockholders’ equity of $3,194,917 on December 31, 2014 a decrease of $1,623,662 (50.8%).  As of December 31, 2015 the Company's working capital position increased by $190,336 (16.3%) from working capital of $1,164,387 at December 31, 2014 to working capital of $1,354,723 at December 31, 2015.

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

Subsequent Events

On February 16, 2016, International Packaging and Logistics Group, Inc. (“IPLO”) entered into a Binding Letter of Intent acquire Shandong Yibao biologics Co. Ltd (“Shandong”) a China company and biotech Energy, Inc. a California corporation (“Biotech”). In summary the following will close upon completion of the audit of Shandong Yibao biologics Co. Ltd;

Transaction One

Shandong and Biotech shall purchase 3,915,000 shares of IPLO common stock from IPLO for

$225,000; and

Transaction Two

IPLO shall acquire 51% of Shandong and 100% of Biotech in exchange for the issuance of Class C, 6% Preferred Stock ("Preferred Stock") to be issued to Shandong.

(a)	Preferred Stock. The number of shares of Preferred Stock to be issue to Shandong shall be determined at the Closing on the basis of $1.00 per share. The total value of the shares shall be equal to 51% of the difference between the net assets of Shandong and the net assets of Biotech.

[Ex. If the value of Shandong's net assets is $10,000,000, and the value of Biotech's net assets is $1,000,000, then the difference is $9,000,000.51% of $9,000,000 = $4,590,000. Therefore, 4,590,000 shares of Preferred Stock will be issued to Shandong.]

(b)	The Preferred Stock shall pay an annual dividend of 6%: payable quarterly.
(c)	The Preferred Stock may be redeemed by IPLO at any time at $1.00 dollar per share plus any accrued dividends.

The audits of the financial statements of Shandong and of Biotech need to be completed by May 1, 2016 in order for the transactions to be concluded.

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

Based on this evaluation and because of the material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015.

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

Item 9B.        Other Information.

N/A

PART III

ITEM 10.       Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company has three directors and a sole executive officer, and their ages and positions with the Company as of December 31, 2015 are as follows:

Name	Age	Office	Since
Owen Naccarato	66	Director, CEO and Acting CFO	April 2012
William Gresher	69	Director	January 2007
Allen Lin	62	Director	January 2007

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

Owen Naccarato has been corporate counsel and secretary for the Company since 2007. Mr. Naccarato also has for the last fifteen years been a practicing attorney specializing in corporate and securities law. Prior to practicing law, Mr. Naccarato held various high level financial and operating positions with fortune 500 firms. Mr. Naccarato is a member of the American Bar Association, the California State Bar Association, the Orange County and the Los Angeles County Bar Associations. Mr. Naccarato has a J.D. from Western State University, an MBA from DePaul University and an undergraduate degree in accounting from Northern Illinois University. Mr. Naccarato is also a Director for Greengro Technologies Inc. and Optex Systems Holding, Inc.

Compensation of Directors:

Directors received remuneration totaling in aggregate of $12,000 during the years ended December 31, 2015 and 2014. Directors receive $500 a month in directors’ fees with the exception of Mr. Lin who received no compensation for director’s services for the years ended December 31, 2015 and 2014.

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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics for the Chief Executive Officer and the Principal Financial Officer

On September 7, 2004, the Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and the Principal Financial Officer, which was included as exhibit 14.1 with the December 31, 2004 Form 10KSB.

ITEM 11.       Executive Compensation

The following table sets forth certain summary information regarding compensation paid by IPL Group for services rendered during the fiscal years ended December 31, 2015 and 2014, respectively, to the Company’s Chief Executive Officer and Chief Financial Officer during such period.

Summary Compensation Table

Executive Compensation:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Owen Naccarato, CEO and CFO	2015	0	0	0	0	0	0	42,000	42,000
	2014	0	0	0	0	0	0	42,000	42,000
Allen Lin, President H&H Glass	2015	276,000	0	0	0	0	0	50,000	326,000
	2014	268,000	0	0	0	0	0	37,000	305,000

During 2015 and 2014, Mr. Naccarato received $6,000 in annual director’s fees, included above.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth certain summary information regarding outstanding equity awards as of December 31, 2015 to the Company's Chief Executive Officer and Chief Financial Officer and most highly paid executive officers during such period.

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

ITEM 12.       Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of December 31, 2015 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock and (ii) the Company’s directors and executive officers, and (iii) all officers and directors of the Company as a group.

	Shares beneficially owned (1)
	Number of shares	Percentage of class (2)

Standard Resources Ltd. (3) 8/F Hing Wong Court 21-23 Tai Wong Street East Wanchi, Hong Kong	3,915,000	86.9%

Officers and Directors as a group	3,915,000	86.9%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2015 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Percentage based on 4,504,214 shares of common stock outstanding as of December 31, 2015.

(3) Standard Resources LTD is a related company to Allen Lin, the founder and CEO of H&H Glass.

ITEM 13.       Certain Relationships and Related Transaction

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, compensation of $326,000 and $305,000 for the years ended December 31, 2015 and 2014, respectively.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid a salary of $60,000 and $58,000 for the years ended December 31, 2015 and 2014, respectively.

Owen Naccarato

During 2015 and 2014, Mr. Naccarato, the Company’s Chief Executive Office and acting Chief Financial Officer, was paid director fees of $6,000 and $36,000 for legal fees performed.

William Gresher

During 2015 and 2014, Mr. Gresher, a member of the Board of Directors, was paid $6,000 per year director fees.

ITEM 14.       Principal Accountant Fees and Services

The Company paid the following fees in each of the prior two fiscal years to its independent certified public accountants, RBSM LLP:

	For the Year Ended December 31,
	2015	2014
Audit Fees	$50,040	$78,750
Audit-Related Fees	26,000	69,000
Tax Fees	25,000	25,505
All Other Fees
Total Fees	$101,040	$173,255

"Audit Fees" consisted of fees billed for services rendered for the audit of the Company’s annual financial statements and audit related fees are for review of the financial statements included in the Company’s quarterly reports on Form 10-Q. Tax fees are for tax preparation and compliance services.

ITEM 15.       Exhibits, List and Reports in Form 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K

Form 8-K filed on 3-20-2015: EZ LINK Corporation (“EZ LINK”), a majority owned subsidiary of IPL Group Inc., acquired back IPL Group Inc.’s share position in EZ Link in exchange for their share position in IPL Group Inc. This transaction was effective as of February 28, 2015.

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

/s/ Owen Naccarato	April 19, 2016
Owen Naccarato Chief Executive Officer,
Principal Financial Officer and Director

/s/ Allen Lin	April 19, 2016
Director

/s/ William Gresher	April 19, 2016
Director

International Packaging and Logistics Group, Inc.,

and Subsidiaries

Consolidated Financial Statements

for the Years Ended

December 31, 2015 and 2014

C O N T E N T S

Reports of Independent Registered Public Accountants	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Income	F-3 – F-5

Consolidated Statements of Changes in Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 – F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
International Packaging and Logistics Group, Inc.

We have audited the accompanying consolidated balance sheets of International Packaging and Logistics Group, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. International Packaging and Logistics Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Packaging and Logistics Group, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

RBSM LLP

Larkspur, CA

April 19, 2016

INTERNATIONAL PACKAGING AND LOGISTICS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014

	December 31	December 31
	2015	2014
Current Assets
Cash	$746,786	$661,510
Accounts receivable, net	6,877,827	8,080,831
Inventory	470,905	936,900

Total Current Assets	8,095,518	9,679,241

Other Assets
Deposits	12,953	12,953
Deferred tax assets	203,599	224,779

Total Other Assets	216,552	237,732

Assets Held for Sale - Discontinued Operations	–	2,374,789

Total Assets	$8,312,070	$12,291,762

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$6,740,795	$8,434,854
Notes payable - related party	–	80,000
Total Current Liabilities	6,740,795	8,514,854
Liabilities Discontinued subsidiary
Notes payable	–	8,287
Accounts payable	–	566,838
Other current liabilities	–	6,846

Liabilities - discontinued Operations	–	581,971

Total Liabilities	6,740,795	9,096,825

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized,
974,730 Series A issued and outstanding	98	98
nil and 400,000 Series B issued and outstanding, respectively	–	40
Common stock: $0.001 par value, 900,000,000 shares authorized, 4,504,214 and 4,961,357 issued and outstanding, respectively	4,504	4,961
Additional paid-in capital	1,355,570	2,202,877
Accumulated earnings	211,103	106,719
Total International and Logistics Group Inc. Stockholders’ Equity	1,571,275	2,314,695
Non-controlling interest in subsidiary	–	880,242

Total Stockholders’ Equity	1,571,275	3,194,937

Total Liabilities and Stockholders’ Equity	$8,312,070	$12,291,762

The accompanying notes are integral to these consolidated financial statements.

INTERNATIONAL PACKAGING AND LOGISTICS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	December 31	December 31
	2015	2014
Revenues
Packaging	$38,499,995	$35,728,361

Total Revenues	38,499,995	35,728,361

Cost of Goods Sold
Packaging	36,957,989	34,324,102

Total Cost of Goods Sold	36,957,989	34,324,102

Gross Profit	1,542,006	1,404,259

Operating Expenses
Administrative expenses	787,666	690,701
Rent	76,108	46,864
Salaries and wages	630,641	581,481

Total Operating Expenses	1,494,415	1,319,046

Income from Operations	47,591	85,213

Other income (loss)
Interest income (expense), net	–	(299)
Other income (expense)	40,869	–
Total Other Income (Loss)	40,869	(299)

Net Income from Continuing
Operations before Income Taxes	88,460	84,914

The accompanying notes are integral to these consolidated financial statements.

INTERNATIONAL PACKAGING AND LOGISTICS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	December 31	December 31
	2015	2014
Income tax benefit (expense)	–	(41,137)

Net Income from Continuing Operations	88,460	43,777

Discontinued operations:

Gain from operations, including portion attributable to non-controlling interest of discontinued Logistics component
	15,924	18,855

Income tax benefit	–	(10,217)

Income on discontinued operations	15,924	8,638

Net Income	104,384	52,415

Reclassification discontinued operations	–	(34,414)

Comprehensive Income	$104,384	$18,001

Earnings per weighted average share of common stock - basic
	$0.02	$0.01
Earnings per weighted average share of common stock - diluted
	$0.02	$0.01
Weighted average shares outstanding - basic	4,578,120	4,961,357
Effect of dilutive securities	1,039,388	1,374,730
Weighted average shares outstanding - diluted	5,617,508	6,336,087

The accompanying notes are integral to these consolidated financial statements.

INTERNATIONAL PACKAGING AND LOGISTICS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

AMOUNTS ATTRIBUTABLE TO THE COMMON STOCKHOLDERS:	2015	2014
Income from continuing operations, net of tax	$88,460	$43,777
Income from discontinued operations, net of tax	15,924	8,638
Net income	$104,384	$52,415
BASIC EARNINGS PER SHARE:
Income from continuing operations attributable to common stockholders, net of tax	$0.02	$0.01
Income from discontinued operations attributable common stockholders, net of tax	0.00	0.00
NET INCOME ATTRIBUTABLE TO THE COMMON STOCKHOLDERS	$0.02	$0.01
DILUTED EARNINGS PER SHARE:
Income from continuing operations attributable to common stockholders, net of tax	$0.02	$0.01
Income from discontinued operations attributable to common stockholders, net of tax	0.00	0.00
NET INCOME ATTRIBUTABLE COMMON STOCKHOLDERS	$0.02	$0.01
Comprehensive income	$104,384	$18,001

The accompanying notes are integral to these consolidated financial statements.

INTERNATIONAL PACKAGING AND LOGISTICS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock		Preferred Stock				Additional	Accumulated Other		Non
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Interest	Total

December 31, 2013	974,730	$98	400,000	$40	4,961,357	$4,961	$2,202,877	$34,414	$54,304	$878,152	3,174,846

Net Income 2014	–	–	–	–	–	–	–	–	52,415	2,090	54,505

Loss on translation	–	–	–	–	–	–	–	(34,414)	–	–	(34,414)

December 31, 2014	974,730	$98	400,000	$40	4,961,357	$4,961	$2,202,877	$–	$106,719	$880,242	3,194,937

Divestiture of EZ Link	–	–	(400,000)	(40)	(457,143)	(457)	(927,307)	–	–	(880,242)	(1,808,046)

Forgiveness of debt - related party	–	–	–	–	–	80,000	–	–	–	80,000

Net Income 2015	–	–	–	–	–	–	–	–	104,384	–	104,384

December 31, 2015	974,730	$98	–	$–	4,504,214	$4,504	$1,355,570	$–	$211,103	$–	$1,571,275

INTERNATIONAL PACKAGING AND LOGISTICS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	December 31	December 31
	2015	2014
Cash flows from operating activities:
Net income from continuing operations	$88,460	$48,152
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	–	7,192
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,203,004	(2,622,116)
Decrease (increase) in inventory	465,995	(936,900)
Decrease in other assets	21,180	48,975
Decrease in other current liabilities	(33,175)	(18,851)
Increase (decrease) in accounts payable and accrued expenses	(1,660,884)	3,306,118
Net cash (used in) provided by operating activities	84,580	(167,430)

Cash flow from investing activities:
Net cash used in investing activities	–	–

Cash flow from financing activities:
Proceeds from short-term borrowing	–	(43,306)
Net cash provided by financing activities	–	(43,306)

Cash flow from discontinued operations
Net cash used in operating activities	696	(256,241)
Net cash used in investing activities	–	(43,154)
Net cash provided by discontinued operations	696	(299,395)
Effect of currency translation	–	(20,802)

Net (decrease) increase in cash and cash equivalents	85,276	(530,933)
Cash and cash equivalents at beginning of period	661,510	1,192,443
Cash and cash equivalents at end of period	$746,786	$661,510

Supplementary Disclosures of Cash Flow
Cash paid during the year for:
Interest	$–	$299
Taxes (refund)	$–	$–
Forgiveness of related party debt	$80,000	$–

INTERNATIONAL PACKAGING AND LOGISTICS GROUP, INC., AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

1.          Summary of Significant Accounting Policies

Nature of Operations

On July 2, 2007, International Packaging and Logistics Group, Inc. (“IPL Group” or the “Company”), through its wholly-owned subsidiary, YesRx.com (“YesRx”) acquired all the outstanding shares of H&H Glass, Inc. (“H&H Glass” or “H&H”), in exchange for 3,915,000 shares of its common stock in a reverse triangular merger (the “Merger”). H&H Glass is a glass importer that supplies custom products such as perfume bottles and food condiment bottles, plus provides complementary services such as container design and mold making. H&H Glass imports glass containers from Asia and distributes to North America. H&H Glass acquires its products mainly from one supplier in China and Taiwan and sells its products through several distributors in the United States and Canada who service small to medium sized customers. H&H imports in excess of 1,000 shipping containers of glass a year. Depending on the size of the product, a container can contain anywhere from 3,000 to 300,000 pieces.

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

Organization and Line of Business

International Packaging and Logistics Group, Inc., a Nevada corporation, was originally incorporated as Interactive Medical Technologies, Ltd., on June 2, 1986, in the state of Delaware. On April 17, 2008, IPL Group, Inc. converted from a Delaware corporation to a Nevada Corporation.

EZ Link Holdings Ltd.

EZ Link Holdings Ltd. was incorporated in 2009, under the laws of the British Virgin Islands. The Company has no substantive operations of its own.

EZ Link, a Taiwan company established in July 2003 with initial registered capital of NTD 13,500,000, is a freight forwarder with current networks of locations in China, Hong Kong, South East Asia, North East Asia, North America, Latin America and Europe, and holds the licenses and approvals necessary to operate its business in China.

Taiwan law currently has limits on foreign ownership of companies. To comply with these foreign ownership restrictions, on December 31, 2009, EZ Link Holdings Ltd. entered into following exclusive agreements with EZ Link and its owners (collectively the “Contractual Arrangements”):

(1) Consulting Services Agreement, through which EZ Link Holdings Ltd. has the right to advise, consult, manage and operate EZ Link and collect and own all of its net profits;

(2) Operating Agreement, through which EZ Link Holdings Ltd has the right to recommend director candidates and appoint the senior executives of EZ Link, approve any transactions that may materially affect the assets, liabilities, rights or operations of EZ Link, and guarantee the contractual performance by EZ Link of any agreements with third parties, in exchange for a pledge by EZ Link of its accounts receivable and assets.

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

INTERNATIONAL PACKAGING AND LOGISTICS GROUP, INC., AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

1.          Summary of Significant Accounting Policies (continued)

The terms were as follows:

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. EZ Link’s functional currency is New Taiwan Dollars (NTD), however, the accompanying consolidated financial statements have been re-measured and presented in United States Dollars ($).

The consolidated financial statements include the accounts of IPL Group and its subsidiaries (collectively the “Company”). The Company’s subsidiaries include H&H Glass and 51% of EZ Link Holdings, Ltd. through February 28, 2015 which is now shown in discontinued operations.

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

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

1.          Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The accounts of the EZ Link were maintained, and its consolidated financial statements were expressed, in NTD. Such consolidated financial statements were translated into USD with NTD as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items were translated at the weighted average exchange rate for the year. The resulting translation adjustments were reported under other comprehensive income in 2013 and earlier periods. In 2015, the EZ Link operations have been reclassified as discontinued operations. Accordingly, the other comprehensive income previously accumulated has been recognized as income from discontinued operations in 2015, and consequently the foreign currency translation adjustments are eliminated as of December 31, 2015.

Concentration of Credit Risk

The Company maintains balances in a Money Market Fund that is not federally insured. Balances in this fund were $681,678 and $404,173 at December 31, 2015 and December 31, 2014, respectively.

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of December 31, 2015, 80.3% of H&H Glass’s Accounts Receivable were attributable to three customers. As of December 31, 2014, 86.7% of H&H Glass’s Accounts Receivable were attributable to three customers.

At December 31, 2015 and 2014 H&H Glass had allowance for doubtful reserves of $0 and $16,194 respectively.

In general the Company will reserve a receivable based one of the following reasons; if the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount.

H&H Glass purchased 100% of its glass from one vendor in the twelve- month periods ending December 31, 2015 and 2014.  During the twelve-month period ending December 31, 2015 and 2014, H&H Glass purchased $34,704,424 and $31,531,403 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass has begun to seek additional suppliers.

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

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

The Company accounts for income taxes in accordance ASC Topic 740. Realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, the recognition of tax benefits is required to be recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information. ASC 740 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. As of December 31, 2015, the Company has not recognized any obligation for uncertain tax positions.

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

Series A Preferred Shares

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

INTERNATIONAL PACKAGING AND LOGISTICS GROUP, INC., AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

2.          Preferred Stock Transactions - continued

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

Series B Preferred Shares

As of January 1, 2010 pursuant to the purchase agreement for 51% ownership in EZ Link Holdings Ltd., approximately 47% of the purchase price amount $400,000 was paid in Series B convertible preferred shares of IPL Group, Inc. at a per share value of $1.00, or 400,000 shares. As a result of the divesture of EZ Link, the Company received from EZ Link shareholders the 400,000 shares of Series B preferred stock. As of December 31, 2015, there are no shares of Series B preferred stock issued and outstanding.

3.          Common Stock Transactions

During the years ending December 31, 2015 and 2014 no stock was issued.

As of February 28, 2015, there was 457,143 shares of common stock were cancelled as a result of the sale of EZ Link.

4.          Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, compensation of $326,000 and $305,000 for the years ended December 31, 2015 and 2014, respectively.

Mr. Lin forgave $80,000 of debt to the Company which was recorded as an increase in additional paid in capital as of December 31, 2015.

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $60,000 and $58,000 for the years ended December 31, 2015 and 2014, respectively.

William Gresher

Mr. Gresher, a member of the Board of Directors, was paid $6,000 per year in cash for Director fees in the years ended December 31, 2015 and 2014.

Owen Naccarato

For the years ended December 31, 2015 and 2014 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $36,000 in cash for legal fees and $6,000 in cash for Directors fees.

Easy Global Company, Ltd.

The chairman of Easy Global Company, Ltd. is also a shareholder of EZ Link Corporation. EZ Link rents its offices from Easy Global Company, Ltd. During the two months ended February 28, 2015 and for the year ended December 31, 2014, EZ Link paid $7,233 and $42,257, respectively to Easy Global Company for rent expense.

INTERNATIONAL PACKAGING AND LOGISTICS GROUP, INC., AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

5.          Other Income

During the year ended December 31, 2015 and 2014, the Company recorded $40,869 and $(299) in Other Income respectively as follows:

	2015	2014
Interest expense	–	(299)
Miscellaneous income (expense)	40,869	–
	$40,869	$(299)

6.          Property and Equipment

The Company’s property and equipment at December 31, 2015 and 2014, consisted of the following:

	December 31, 2015	December 31, 2014
Furniture and fixtures	$14,552	$14,552
Computers and equipment	23,452	23,452
	38,004	38,004
Less accumulated depreciation	(38,004)	(38,004)
Total	$–	$–

The Company recorded depreciation expense for the year ended December 31, 2015 and 2014, of $0 and $0 respectively.

7.          Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2015 and 2014, consisted of the following:

	2015	2014
Accounts payable	$6,701,295	$8,362,179
Accrued professional and related fees	39,500	72,675
Total	$6,740,795	$8,434,854

8.          Income Taxes

Significant components of the provision for taxes based on income are as follows for the years ended December 31:

	2015	2015
US Federal	$–	$–
US State	–	–
Foreign	–	10,217
Total Current	–	10,217
Deferred	–	(41,137)

Total provision (benefit) for income taxes	$–	$51,354

The totals above include current taxes from discontinued operations of $- and $10,217 in 2015 and 2014, respectively. The income tax expense (benefit) from continuing operations was $- and $51,354 in 2015 and 2014, respectively.

Significant temporary differences that give rise to the deferred tax assets as of December 31, 2014 and 2013 follow:

	2015	2014
Deferred tax assets/(liabilities):

Net operating loss carryforwards	$217,318	$218,334
Allowance for doubtful accounts	6,445	6,445
Other	(20,164)	–
Net deferred tax assets	$203,599	$224,779

INTERNATIONAL PACKAGING AND LOGISTICS GROUP, INC., AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

8.          Income Taxes - continued

The Company has federal net operating loss carryforwards totaling $518,061 and $705,778 in state carryforwards. These net operating losses expire from 2021 through 2031. The Company has not recorded any valuation allowance against these deferred tax assets.

Tax years that remain open by the Internal Revenue Service and the California Franchise Tax Board are 2011 through 2015. Additionally, NOLs from earlier years may be examined when they are utilized.

Tax rate reconciliation
	2015	2014
Federal tax rate	34.0%	34.0%
State taxes, net of benefit	5.8%	5.8%
Non-deductible tax expenses	16.6%	13.6%
Rate difference	(3.3)%	(3.3)%
NOL true-up adjustment	–	–%
Other	(64.6)%	1.6%

Effective tax rate	(15.4)%	51.7%

9.          Commitments and Contingencies

Litigation

The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

Leases

Operating leases

H&H Glass rents approximately 2,900 square feet of office space for its headquarters. The lease began on January 1, 2013 and expires on August 31, 2019. As of December 31, 2015, total monthly base rent is $6,612 per month.

Future minimum payments on this lease for fiscal years following December 31, 2015, are:

Fiscal Year ended December 31,
2016	$81,780
2017	84,216
2018	86,652
Thereafter	59,624
$312,272

INTERNATIONAL PACKAGING AND LOGISTICS GROUP, INC., AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

10.          Earnings per Share

The computation of basic earnings per share and diluted earnings per share is as follows for the years ended December 31, 2015 and 2014:

	2015	2014
Weighted-average number of common shares outstanding—Basic	4,578,120	4,961,357
Effect of dilutive securities—	1,039,388	1,374,730
Weighted-average number of common shares outstanding—Diluted	5,617,508	6,336,087

AMOUNTS ATTRIBUTABLE TO THE COMMON STOCKHOLDERS:	2015	2014
Income from continuing operations, net of tax	$88,460	$43,777
Income from discontinued operations, net of tax	15,924	8,638
Net income	$104,384	$52,415
BASIC EARNINGS PER SHARE:
Income from continuing operations attributable to common stockholders, net of tax	$0.02	$0.01
Income from discontinued operations attributable common stockholders, net of tax	0.00	0.00
NET INCOME ATTRIBUTABLE TO THE AES CORPORATION COMMON STOCKHOLDERS	$0.02	$0.01
DILUTED EARNINGS PER SHARE:
Income from continuing operations attributable to common stockholders, net of tax	$0.02	$0.01
Income from discontinued operations attributable to common stockholders, net of tax	0.00	0.00
NET INCOME (LOSS) ATTRIBUTABLE COMMON STOCKHOLDERS	$0.02	$0.01

11.          Discontinued Operations

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

(b) The 400,000 Series B Convertible preferred shares held by EZ Link shareholders.

INTERNATIONAL PACKAGING AND LOGISTICS GROUP, INC., AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

11.          Discontinued Operations - continued

Results of Discontinued Operations

Summary results of operations for our discontinued operations for the years:

Discontinued operations:	December 31	December 31
	2015	2014
Revenue	$1,015,230	$7,549,512

Gain from operations, including portion attributable to
non-controlling interest of discontinued Logistics component	$15,924	$18,855

Income tax expense	$–	$10,217

Income from discontinued operations	$15,924	$8,638

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our consolidated balance sheets as of December 31, 2015 and 2014 include the following (dollars in thousands):

	December 31	December 31
	2015	2014
Assets Discontinued subsidiary
Cash and cash equivalents	$–	$460,545
Notes receivable	–	62,209
Accounts receivable	–	489,286
Contract in place	–	1,295,726
Other assets	–	24,392
Property, Plant and Equipment, net	–	42,631

Assets Held for Sale - Discontinued Operations	$–	$2,374,789

	December 31	December 31
	2015	2014
Liabilities Discontinued subsidiary
Notes payable	$–	$8,287
Accounts payable	–	566,838
Other current liabilities	–	6,846

Liabilities - discontinued Operations	$–	$581,971

INTERNATIONAL PACKAGING AND LOGISTICS GROUP, INC., AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

13.          Subsequent Events:

On February 16, 2016, International Packaging and Logistics Group, Inc. (“IPLO”) entered into a Binding Letter of Intent acquire Shandong Yibao biologics Co. Ltd (“Shandong”) a China company and biotech Energy, Inc. a California corporation (“Biotech”). In summary the following will close upon completion of the audit of Shandong Yibao biologics Co. Ltd;

Transaction One

Shandong and Biotech shall purchase 3,915,000 shares of IPLO common stock from IPLO for

$225,000; and

Transaction Two

IPLO shall acquire 51% of Shandong and 100% of Biotech in exchange for the issuance of Class C, 6% Preferred Stock ("Preferred Stock") to be issued to Shandong.

(a)	Preferred Stock. The number of shares of Preferred Stock to be issue to Shandong shall be determined at the Closing on the basis of $1.00 per share. The total value of the shares shall be equal to 51% of the difference between the net assets of Shandong and the net assets of Biotech.

[Ex. If the value of Shandong's net assets is $10,000,000, and the value of Biotech's net assets is $1,000,000, then the difference is $9,000,000.51% of $9,000,000 = $4,590,000. Therefore, 4,590,000 shares of Preferred Stock will be issued to Shandong.]

(b)	The Preferred Stock shall pay an annual dividend of 6%: payable quarterly.
(c)	The Preferred Stock may be redeemed by IPLO at any time at $1.00 dollar per share plus any accrued dividends.

