Form 10-Q
period 2016-03-31
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2016-05-18
CIK 822997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016 or

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

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of May 8, 2016 was 4,504,214.

International Packaging and Logistics Group, Inc.,

and Subsidiaries

Condensed Consolidated Financial Statements

C O N T E N T S

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations and Comprehensive Income	4

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7 – 16

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2016 and December 31, 2015

	March 31	December 31
	2016	2015
Current Assets
Cash	$218,701	$746,786
Accounts receivable, net	5,614,622	6,877,827
Inventory	67,248	470,905

Total Current Assets	5,900,571	8,095,518

Other Assets
Deposits	12,953	12,953
Deferred tax assets	173,599	203,599

Total Other Assets	186,552	216,552

Total Assets	$6,087,123	$8,312,070

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$4,598,087	$6,740,795

Total Current Liabilities	4,598,087	6,740,795

Commitments and contingencies	–	–

Total Liabilities	4,598,087	6,740,795

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,730 Series A issued and outstanding,	98	98
Common stock: $0.001 par value, 900,000,000 shares authorized,4,504,214 issued and outstanding, respectively	4,504	4,504
Additional paid-in capital	1,355,570	1,355,570
Accumulated earnings	128,864	211,103

Total Stockholders' Equity	1,489,036	1,571,275

Total Liabilities and Stockholders’ Equity	$6,087,123	$8,312,070

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	March 31	March 31
	2016	2015
Revenues
Packaging	$8,065,362	$8,871,824

Total Revenues	8,065,362	8,871,824

Cost of Goods Sold
Packaging	7,766,056	8,519,555

Total Cost of Goods Sold	7,766,056	8,519,555

Gross Profit	299,306	352,269

Operating Expenses
Administrative expenses	212,316	216,914
Rent	21,454	14,357
Salaries and wages	135,665	155,171

Total Operating Expenses	369,435	386,442

Loss from Operations	(70,129)	(34,173)

Other income
Interest income (expense), net	–	–
Other income	–	16,194
Total Other Income	–	16,194

Loss from Continuing Operations before Income Taxes	(70,129)	(17,979)

Income tax benefit (expense)	(12,110)	–
Net Income (Loss) from Continuing Operations	(82,239)	(17,979)

Discontinued operations:
Gain (Loss) from operations, including portion attributable to non-controlling interest of discontinued Logistics component	–	15,924

Income (Loss) on discontinued operations	–	15,924

Net Income (Loss)	(82,239)	(2,055)

Comprehensive Income (Loss)	$(82,239)	$(2,055)

Earnings per weighted average share of common stock - basic	$(0.02)	$(0.00)
Earnings per weighted average share of common stock - diluted	$(0.02)	$(0.00)
Weighted average shares outstanding - basic	4,504,214	4,504,214
Weighted average shares outstanding - diluted	4,504,214	4,504,214

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	March 31	March 31
	2016	2015
AMOUNTS ATTRIBUTABLE TO THE COMMON STOCKHOLDERS:
Loss from continuing operations, net of tax	$(82.239)	$(17,979)
Loss from discontinued operations, net of tax	–	(15,924)
Net loss	$(82,239)	$(2,055)

BASIC EARNINGS PER SHARE:
Loss from continuing operations attributable to common stockholders, net of tax	$(0.00)	$(0.00)
Loss from discontinued operations attributable common stockholders, net of tax	–	(0.00)
NET LOSS ATTRIBUTABLE TO THE COMMON STOCKHOLDERS	$(0.00)	$(0.00)

DILUTED EARNINGS PER SHARE:
Loss from continuing operations attributable to common stockholders, net of tax	$(0.00)	$(0.00)
Loss from discontinued operations attributable to common stockholders, net of tax	–	(0.00)
NET LOSS ATTRIBUTABLE COMMON STOCKHOLDERS	$0.00	$(0.00)
Comprehensive loss	$(82,239)	$(2,055)

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	March 31	March 31
	2016	2015
Cash flows from operating activities:
Net loss from continuing operations	$(82,239)	$(17,979)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,263,205	(72,769)
Decrease (Increase) in inventory	403,657	613,819
Decrease in other assets	30,000	697
Decrease in other current liabilities	–	10,500
Increase (decrease) in accounts payable and accrued expenses	(2,142,708)	(235,576)
Net cash (used in) provided by operating activities	(528,085)	298,692

Cash flow from discontinued operations:
Net cash used in operating activities	–	15,924
Net cash used in investing activities	–	(21,310)
Net cash provided by discontinued operations	–	(5,386)

Effect of currency translation	–	5,386

Net (decrease) increase in cash and cash equivalents	(528,085)	298,692
Cash and cash equivalents at beginning of period	746,786	661,510
Cash and cash equivalents at end of period	$218,701	$960,202

Supplementary Disclosures of Cash Flow Cash paid during the year for:
Taxes (refund)	$12,110	$–

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

1. Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”). The interim condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States. The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. The Company’s fiscal year end is on December 31.

The foregoing unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2015. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month periods ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

March 31, 2016

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

March 31, 2016

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

Foreign Currency Translation

The accounts of the EZ Link were maintained, and its consolidated financial statements were expressed, in NTD. Such consolidated financial statements were translated into USD with NTD as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items were translated at the weighted average exchange rate for the year. The resulting translation adjustments were reported under other comprehensive income in 2014 and earlier periods. In 2015, the EZ Link operations have been presented as discontinued operations. Accordingly, the other comprehensive income previously accumulated has been recognized as income from discontinued operations in 2015, and consequently the foreign currency translation adjustments are eliminated as of December 31, 2015.

Concentration of Credit Risk

The Company maintains balances in a Money Market Fund that is not federally insured. Balances in this fund were $91,816 and $681,678 at March 31, 2016 and December 31, 2015, respectively.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

1. Summary of Significant Accounting Policies (continued)

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of March 31, 2016, 82.1% of H&H Glass’s Accounts Receivable were attributable to four customers. As of December 31, 2015, 80.3% of H&H Glass’s Accounts Receivable were attributable to three customers.

At March 31, 2016 and 2015 H&H Glass had allowance for doubtful reserves of $0 and $0 respectively.

In general the Company will reserve a receivable based one of the following reasons; if the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount.

H&H Glass purchased 100% of its glass from one vendor in the three- month periods ending March 31, 2016 and 2015.  During the three-month period ending March 31, 2016 and 2015, H&H Glass purchased $7,320,629 and $7,907,289 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass has begun to seek additional suppliers.

Non-controlling Interest

IPLO sold its interest in EZ Link as of February 28, 2015.

The Company accounted for its non-controlling interest of 49% in EZ Link Holdings, Ltd. in the consolidated financial statements classified as a separate component of equity. In addition, net earnings, and components of other comprehensive income are attributed to both the Company and non-controlling interest.

Net Earnings/(Loss) per Share

Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic earnings per share is computed as net loss applicable to common stockholders’ divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive. There were no dilutive securities for the three months ending March 31, 2016 and 2015 due to the Company incurring a net loss for that period.

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

March 31, 2016

1. Summary of Significant Accounting Policies (continued)

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

The Company accounts for income taxes in accordance ASC Topic 740. Realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, the recognition of tax benefits is required to be recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information. ASC 740 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. As of March 31, 2016, the Company has not recognized any obligation for uncertain tax positions.

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

March 31, 2016

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

Series B Preferred Shares

As of January 1, 2010 pursuant to the purchase agreement for 51% ownership in EZ Link Holdings Ltd., approximately 47% of the purchase price amount $400,000 was paid in Series B convertible preferred shares of IPL Group, Inc. at a per share value of $1.00, or 400,000 shares. As a result of the divesture of EZ LINK, the Company received from EZ Link shareholders the 400,000 shares of Series B preferred stock. As of March 31, 2016, there are no shares of Series B preferred stock issued and outstanding.

Divestiture of EZ Link

Effective February 28, 2015, EZ Link acquiring back IPL Group Inc.’s share positions in EZ Link in exchange for their share position in IPL Group Inc.

3. Common and Preferred Stock Transactions

During the three months ending March 31, 2016 and 2015 no stock was issued.

Divestiture of EZ Link: EZ Link returned 457,143 common shares and 400,000 shares of Series B preferred shares of IPLO pursuant to the divestiture of EZ Link as of February 28, 2015.

4. Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $73,140 and $69,000 for the three months ended March 31, 2016 and 2015, respectively.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

4. Related Party Transactions - continued

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $15,000 and $15,000 for the three months ended March 31, 2016 and 2015, respectively.

William Gresher

Mr. Gresher, a member of the Board of Directors, was paid $1,500 in cash for Director fees in the three months ended March 31, 2016 and 2015.

Owen Naccarato

For the three months ended March 31, 2016 and 2015 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $9,000 in cash for legal fees and was paid $1,500 in cash for Directors fees.

5. Property and Equipment

The Company’s property and equipment at March 31, 2016 and December 31, 2015, consisted of the following:

	March 31, 2016	December 31, 2015
Furniture and fixtures	$14,552	$14,552
Computers and equipment	23,452	23,452
	38,004	38,004
Less accumulated depreciation	(38,004)	(38,004)
Total	$–	$–

The Company recorded no depreciation expense for the three months ended March 31, 2016 and 2015.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2016 and December 31, 2015, consisted of the following:

	March 31, 2016	December 31, 2015
Accounts payable	$4,496,587	$6,701,295
Accrued professional and related fees	101,500	39,500
Total	$4,598,087	$6,740,795

7. Commitments and Contingencies

Leases

Operating leases

H&H Glass rents approximately 2,900 square feet of office space for its headquarters. The lease began on January 1, 2013 and expires on August 31, 2019. As of March 31, 2016, total monthly base rent is $6,815 per month.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

7. Commitments and Contingencies - continued

Future minimum payments on this lease for fiscal years following March 31, 2016, are:

Fiscal Year ended December 31,
2016	$61,335
2017	84,216
2018	86,652
Thereafter	59,624
$291,827

8. Earnings per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period and adjusting for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Potential participating securities that were deemed to be anti-dilutive are noted below for the three months ended March 31, 2016 and 2015:

	2016	2015

Effect of dilutive securities—	-	-

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

International Packaging and Logistics Group, Inc. (“IPL Group Inc.”) (Seller), consummated an agreement with the minority shareholders’ of its majority owned subsidiary, EZ Link Corporation (“EZ Link”) (Buyer) which is a logistics company headquartered in Taiwan. EZ Link was established in July 2003 under the Company Law of Republic of China. Under this agreement EZ Link is acquiring back IPL Group Inc.’s share position in EZ Link in exchange for their share position in IPL Group Inc. This transaction was concluded as of February 28, 2015.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

9. Discontinued Operations - continued

The terms are as follows:

IPL Group Inc. assigned its position in EZ Link or 688,500 shares in the aggregate, to EZ Link, such that, following such transaction, EZ Link will no longer be a subsidiary of IPL Group Inc.

IPL Group Inc. exchanged its position in EZ Link or 688,500 shares in the aggregate, to the original EZ Link shareholders, and such EZ Link shareholders also exchanged the following to IPLO:

(a) The 457,143 shares of common stock held by EZ Link shareholders.

(b) The 400,000 Series B Convertible preferred shares held by EZ LINK shareholders.

Results of Discontinued Operations

Summary results of operations for our discontinued operations for the three months ended

	March 31	March 31
	2016	2015
Discontinued operations:

Revenue	–	1,015,230

Gain (Loss) from operations, including portion attributable to non-controlling interest of discontinued Logistics component	–	15,924

Income tax benefit	–	–

Gain Loss on discontinued operations	–	15,924

Comprehensive Loss	$–	$(2,055)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Interim Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements.

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

Results of Operations

Three months ending March 31, 2016 Compared to March 31, 2015

Revenue:

For the three months ending March 31, 2016 and 2015, revenues were $8,065,362 and $8,871,824 respectively, for an decrease of $806,462 or 9.1% over the same period in 2015. The decrease in revenue is a mainly due to plant shutdown due to needed repairs.

Cost of Goods Sold:

Cost of goods sold for the three months ending March 31, 2016 and 2015 were $7,766,056 and $8,519,555 respectively, for a decrease of $753,499 or 8.8% over the same period in 2015. This decrease is mainly due to the plant shut down referenced above.

Gross Profit:

Gross profit was $299,306 and $352,269 for the three months ending March 31, 2016 and 2015, a decrease of $52,063 or 15.1% over the same period in 2015.   The gross profit margin as a percent of sales for the years ending March 31, 2016 and 2015 was 3.7% and 4.0 % respectively for a decrease of 0.3%.

Operating Expenses:

Operating expenses were $369,435 and $386,442 for the three months ending March 31, 2016 and 2015, a decrease of $17,007 (4.4%) over the same period in 2015. The decrease in operating expenses was mostly attributable to the following:

Three months ending:	3/31/2016	3/31/2015	$ VAR	% VAR
Salaries & Related Expense	$135,665	$155,171	($19,506)	-12.6%	Prior year salaries included bonuses
Rent	21,454	14,357	7,097	9.43%	A negotiated rent credit ended in April 2015
Insurance	39,919	55,507	($15,588)	-28.1%	Decrease is a result of the decrease in business
Legal	9,000	9,000	$0	0.0%	No change.
Accounting	50,855	36,795	$14,060	38.2%	Year 2015 included total audit expense
Travel Expense	45,202	83,058	($37,856)	-45.6%	H&H Glass travel decreased compared to prior year
Outside Services	52,750	4,468	$48,282	1080.6%	$50,000 paid in 2016 for transaction negotiation
Miscellaneous	14,590	28,086	($13,496)	-48.1%	Miscellaneous items
Total Expenses	$369,435	$386,442	($17,007)	-4.4%

Other Income (Expense):

Other income (expense) for the three months ended March 31, 2016 and 2015 was $nil and $16,194 respectively for a decrease of $16,194 (100.0%) over the same period in 2015.

Liquidity and Capital Resources

Net cash used by operating activities for the three months ended March 31, 2016 amounted to $528,085, which mainly consisted of the following:  an increase in accounts payable and accrued expenses of $2,142,708 offset by the net loss for the three month period of $82,239, a decrease in accounts receivable of $1,263,205, a decrease in inventory of $403,657, and a decrease in otter assets of $30,000.

On March 31, 2016 the Company had total assets of $6,087,123 compared to $8,312,070 on December 31, 2015, a decrease of $2,224,947 or 26.8%.  The Company had total stockholders’ equity of $1,489,036 on March 31, 2016, compared to total stockholders’ equity of $1,571,275 on December 31, 2015, an decrease of $82,239 (5.2%).  As of March 31, 2016 the Company's working capital position decreased by $52,239 (3.5%) from working capital of $1,354,723 at December 31, 2015 to working capital of $1,302,484 at March 31, 2016.

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

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2016, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2016.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Mine Safety Disclosures

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Packaging and Logistics Group, Inc.

(Registrant)

Dated: May 18, 2016	By:	/s/ Owen Naccarato
Owen Naccarato
Chief Executive Officer
Principal Financial Officer and Director

	By:	/s/ Allen Lin
Allen Lin, Director
President H&H Glass

	By:	/s/ William Gresher
William Gresher, Director

