Form 10-Q
period 2016-06-30
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2016-08-10
CIK 822997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016 or

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

______________________________________________

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

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of July 18, 2016 was 8,419,214.

International Packaging and Logistics Group, Inc.,

and Subsidiaries

Unaudited Condensed Consolidated Financial Statements

For the three and six months ended

June 30, 2016 and 2015

C O N T E N T S

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations and Comprehensive Income	4

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7 – 16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2016 and December 31, 2015

	June 30	December 31
	2016	2015
	(unaudited)
Assets
Current Assets
Cash	$492,545	$746,786
Accounts receivable, net	5,119,275	6,877,827
Employee Advances	50,000	–
Inventory	–	470,905
Total Current Assets	5,661,820	8,095,518

Other Assets
Deposits	12,954	12,953
Deferred tax assets	173,599	203,599
Total Other Assets	186,553	216,552

Total Assets	$5,848,373	$8,312,070

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$4,357,352	$6,740,795

Total Current Liabilities	4,357,352	6,740,795

Commitments and contingencies	–	–

Total Liabilities	4,357,352	6,740,795

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,730 Series A issued and outstanding	98	98
Common stock: $0.001 par value, 900,000,000 shares authorized,4,504,214 issued and outstanding, respectively	4,504	4,504
Additional paid-in capital	1,355,570	1,355,570
Accumulated earnings	130,849	211,103

Total Stockholders' Equity	1,491,021	1,571,275

Total Liabilities and Stockholders' Equity	$5,848,373	$8,312,070

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Packaging	$15,425,042	$18,780,720	$7,359,680	9,908,896
Total Revenues	15,425,042	18,780,720	7,359,680	9,908,896

Cost of Goods Sold
Packaging	14,751,300	17,989,776	6,985,244	9,470,221
Total Cost of Goods Sold	14,751,300	17,989,776	6,985,244	9,470,221

Gross Profit	673,742	790,944	374,436	438,675

Operating Expenses
Administrative expenses	414,484	464,302	202,168	247,388
Rent	42,681	34,958	21,227	20,601
Salaries and wages	280,226	319,817	144,561	164,646
Total Operating Expenses	737,391	819,077	367,956	432,635
(Loss) Income from Operations	(63,649)	(28,133)	6,480	6,040

Other income
Other (loss) income	(16)	16,194	(16)	–
Total Other Income	(16)	16,194	(16)	–

Net (Loss) Income from Continuing
Operations before Income Taxes	(63,665)	(11,939)	6,464	6,040

Income tax benefit (expense)	(16,589)	–	(4,479)	–
Net (Loss) Income from Continuing Operations	(80,254)	(11,939)	1,985	6,040

Discontinued operations:
Gain (Loss) from operations, including portion attributable to non-controlling interest of discontinued Logistics component	–	15,924	–	–

Income (Loss) on discontinued operations	–	15,924	–	–

Net (Loss) Income	(80,254)	3,985	1,985	6,040
Comprehensive (Loss) Income	$(80,254)	$3,985	1,985	6,040

Earnings per weighted average share of common stock - basic	$(0.02)	$(0.00)	0.00	0.00

Earnings per weighted average share of common stock - diluted	$(0.02)	$(0.00)	0.00	0.00

Weighted average shares outstanding - basic	4,504,214	4,654,251	4,504,214	4,505,214
Weighted average shares outstanding - diluted	4,504,214	4,654,251	5,478,944	5,479,944

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

Three Months ended June 30, 2016	June 30	June 30
	2016	2015
AMOUNTS ATTRIBUTABLE TO THE COMMON STOCKHOLDERS:
Gain from continuing operations, net of tax	$1,985	$6,040
Gain from discontinued operations, net of tax	–	–
Net Gain	$1,985	$6,040

BASIC EARNINGS PER SHARE:
Gain from continuing operations attributable to common stockholders, net of tax	$0.00	$0.00
Gain from discontinued operations attributable common stockholders, net of tax	–	0.00
NET LOSS ATTRIBUTABLE TO THE COMMON STOCKHOLDERS	$0.00	$0.00

DILUTED EARNINGS PER SHARE:
Gain from continuing operations attributable to common stockholders, net of tax	$0.00	$0.00
Gain from discontinued operations attributable to common stockholders, net of tax	–	0.00
NET GAIN ATTRIBUTABLE COMMON STOCKHOLDERS	$0.00	$0.00
Comprehensive loss	$1,985	$6,040

Six Months ended June 30, 2016	June 30	June 30
	2016	2015
AMOUNTS ATTRIBUTABLE TO THE COMMON STOCKHOLDERS:
Loss from continuing operations, net of tax	$(80,254)	$(11,939)
Income from discontinued operations, net of tax	–	15,924
Net Income (loss)	$(80,254)	$3,985

BASIC EARNINGS PER SHARE:
Loss from continuing operations attributable to common stockholders, net of tax	$(0.02)	$(0.00)
Income from discontinued operations attributable common stockholders, net of tax	–	–
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMMON STOCKHOLDERS	$(0.02)	$0.00

DILUTED EARNINGS PER SHARE:
Loss from continuing operations attributable to common stockholders, net of tax	$(0.02)	$(0.00)
Income from discontinued operations attributable to common stockholders, net of tax	–	–
NET INCOME (LOSS) ATTRIBUTABLE COMMON STOCKHOLDERS	$(0.02)	$(0.00)
Comprehensive loss	$(80,254)	$3,985

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	June 30	June 30
	2016	2015
Cash flows from operating activities:
Net loss from continuing operations	$(80,254)	$(11,939)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation expense	–	–
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,758,552	(371,117)
Decrease in inventory	470,905	676,795
Decrease in other assets	29,999	695
Decrease in other current liabilities	–	(404,395)
Decrease in accounts payable and accrued expenses	(2,383,443)	(8,500)
Net cash used in operating activities	(204,241)	(118,461)

Cash flows from financing activities:
Employee advance - travel	(50,000)	–
Net cash provided by financing activities	(50,000)	–

Cash flows from discontinued operations
Net cash used in operating activities	–	15,924
Net cash used in investing activities	–	(21,310)
Net cash provided by discontinued operations	–	(5,386)

Effect of currency translation	–	5,386

Net (decrease) increase in cash and cash equivalents	(254,241)	(118,461)
Cash and cash equivalents at beginning of period	746,786	661,510
Cash and cash equivalents at end of period	$492,545	$543,049

Supplementary Disclosures of Cash Flow
Taxes (refund)	$16,589	$–

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

1.       Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements represent the financial activity of International Packaging and Logistics Group, Inc., (“IPL Group” or “the Company”) a publicly traded company traded on OTC Markets Pink Sheets. The interim condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States. The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. The Company’s fiscal year end is on December 31.

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

Operating results for the three and six month periods ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

June 30, 2016

1.       Summary of Significant Accounting Policies (continued)

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

On July 1, 2016, International Packaging and Logistics Group, Inc. (the “Registrant” or “IPLO”) executed a Share Exchange Agreement (“Exchange Agreement”) by and among Yibaoccyb Limited, a British Virgin Islands limited liability company (“Yibaoccyb”), and the stockholders of 51% of Yibaoccyb’s common stock (the “Yibaoccyb Shareholders”), on the one hand, and the Registrant, on the other hand. A copy of the Exchange Agreement was included as Exhibit 2.1 and filed with the report on Form 8-K.

Yibaoccyb owns 100% of YibaoConfucian Co., Ltd. (“YibaoHK”), a Hong Kong company. YibaoHK owns or will own 100% of Shenzhen Confucian Biologics Co. Ltd. (“Yibao WOFE”), which is a wholly foreign-owned enterprise (“WFOE”) under the laws of the Peoples’ Republic of China (“PRC” or “China”). Yibao WOFE is expected to enter into a series of contractual arrangements with Shandong Confucian Biologics Co., Ltd. (“Shandong Confucian Biologics”) which is a limited liability company headquartered in, and organized under the laws of, the PRC. The contractual arrangements are discussed in Item 2.01 of the Form 8-K under the section titled “Description of Business”. Throughout this Form 8-K, Yibaoccyb, Yibao WOFE and Shandong Confucian Biologics are sometimes collectively referred to as the “Yibao Group.”

At the closing of this transaction (the “Closing”), which is expected to occur upon the completion of the audit of Shandong Confucian Biologics (the “Closing Date”), the Registrant is expected to issue 2,040,000 shares of the Registrant’s common stock (the “IPLO Shares”) to the Yibaoccyb Shareholders in exchange for 51% of the common stock of Yibaoccyb (the “Exchange Agreement”).

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

June 30, 2016

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

Foreign Currency Translation

The accounts of the EZ Link were maintained, and its consolidated financial statements were expressed, in NTD. Such consolidated financial statements were translated into USD with NTD as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items were translated at the weighted average exchange rate for the year. The resulting translation adjustments were reported under other comprehensive income in 2014 and earlier periods. In 2015, the EZ Link operations have been presented as discontinued operations. Accordingly, the other comprehensive income previously accumulated has been recognized as income from discontinued operations in 2015, and consequently the foreign currency translation adjustments are eliminated as of June 30, 2016.

Concentration of Credit Risk

The Company maintains balances in a Money Market Fund that is not federally insured. Balances in this fund were $363,169 and $681,678 at June 30, 2016 and December 31, 2015, respectively.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

1.       Summary of Significant Accounting Policies (continued)

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. As of June 30, 2016, 87.6% of H&H Glass’s accounts receivable were attributable to four customers. As of December 31, 2015, 80.3% of H&H Glass’s accounts receivable were attributable to three customers.

At June 30, 2016 and 2015 H&H Glass had allowance for doubtful reserves of $0 and $0 respectively.

In general the Company will reserve a receivable based one of the following reasons; if the receivable is over 90 days old the company will reserve 50% and if over 12 months old the Company will reserve 100% of the amount.

H&H Glass purchased 100% of its glass from one vendor in the three and six month periods ending June 30, 2016 and 2015.  During the three-month period ending June 30, 2016 and 2015, H&H Glass purchased $6,818,445 and $8,467,104 of products from this vendor, respectively. During the six-month period ending June 30, 2016 and 2015, H&H Glass purchased $14,139,074 and $16,374,393 of products from this vendor, respectively. This concentration is due to the relatively small size of H&H Glass’s orders.  H&H Glass’s specialized short-run custom orders generally are not attractive to larger glass manufacturers.  As customer orders have been growing in size, H&H Glass has begun to seek additional suppliers.

Non-controlling Interest

IPLO sold its interest in EZ Link as of February 28, 2015.

The Company accounted for its non-controlling interest of 49% in EZ Link Holdings, Ltd. in the consolidated financial statements classified as a separate component of equity. In addition, net earnings, and components of other comprehensive income are attributed to both the Company and non-controlling interest.

There are no non-controlling interest during the three and six months ended June 30, 2016.

Net Earnings/(Loss) per Share

Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic earnings per share is computed as net loss applicable to common stockholders’ divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive. There were no dilutive securities for the six months ending June 30, 2016, and there are diluted securities for the six months ended June 30, 2015 and for the three and six months ended June 30, 2015 and 2016 due to the Company incurring a net loss for that period.

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

June 30, 2016

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

The Company accounts for income taxes in accordance ASC Topic 740. Realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, the recognition of tax benefits is required to be recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information. ASC 740 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. As of June 30, 2016, the Company has not recognized any obligation for uncertain tax positions.

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

June 30, 2016

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

As of January 1, 2010 pursuant to the purchase agreement for 51% ownership in EZ Link Holdings Ltd., approximately 47% of the purchase price amount $400,000 was paid in Series B convertible preferred shares of IPL Group, Inc. at a per share value of $1.00, or 400,000 shares. As a result of the divesture of EZ LINK, the Company received from EZ Link shareholders the 400,000 shares of Series B preferred stock. As of June 30, 2016, there are no shares of Series B preferred stock issued and outstanding.

Effective February 28, 2015, EZ Link acquiring back IPL Group Inc.’s share positions in EZ Link in exchange for their share position in IPL Group Inc.

3.       Common and Preferred Stock Transactions

During the three months ending June 30, 2016 and 2015 no stock was issued.

Divestiture of EZ Link: EZ Link returned 457,143 common shares and 400,000 shares of Series B preferred shares of IPLO pursuant to the divestiture of EZ Link as of February 28, 2015.

4.       Related Party Transactions

Allen Lin

The Company paid Mr. Allen Lin, President of H&H Glass and a member of the board of directors of the Company, salary of $73,140 and $69,000 for the three months ended June 30, 2016 and 2015, respectively and $146,280 and $138,000 for the six months ended June 30, 2016 and 2015, respectively.

Mr. Lin was advanced $50,000 for travel expenses during the three months ended June 30, 2016.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

4.       Related Party Transactions - continued

Josephine Lin

Josephine Lin, Mr. Lin’s wife, is employed by the Company and was paid salary of $15,000 and $15,000 for the three months ended June 30, 2016 and 2015, respectively and $30,000 and $30,000 for the six months ended June 30 2016 and 2015, respectively.

William Gresher

Mr. Gresher, a member of the Board of Directors, was paid $1,500 in cash for Director fees in the three months ended June 30, 2016 and 2015 and $3,000 in cash for Directors fees in the six months ended June 30, 2016 and 2015.

Owen Naccarato

For the three months ended June 30, 2016 and 2015 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $9,000 in cash for legal fees and was paid $1,500 in cash for Directors fees.

For the six months ended June 30, 2016 and 2015 respectively, Mr. Naccarato, a member of the Board of Directors, was paid $18,000 in cash for legal fees and was paid $3,000 in cash for Directors fees.

5.        Property and Equipment

The Company’s property and equipment at June 30, 2016 and December 31, 2015, consisted of the following:

	June 30, 2016	December 31, 2015
Furniture and fixtures	$14,552	$14,552
Computers and equipment	23,452	23,452
	38,004	38,004
Less accumulated depreciation	(38,004)	(38,004)
Total	$–	$–

The Company recorded no depreciation expense for the three months ended June 30, 2016 and 2015. The Company recorded no depreciation expense for the six months ended June 30, 2016 and 2015.

6.       Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2016 and December 31, 2015, consisted of the following:

	June 30, 2016	December 31, 2015
Accounts payable	$4,257,352	$6,701,295
Accrued professional and related fees	100,000	39,500
Total	$4,357,352	$6,740,795

7.       Commitments and Contingencies

Leases

Operating leases

H&H Glass rents approximately 2,900 square feet of office space for its headquarters. The lease began on January 1, 2013 and expires on August 31, 2019. As of June 30, 2016, total monthly base rent is $6,815 per month.

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

7.       Commitments and Contingencies - continued

Future minimum payments on this lease for fiscal years following June 30, 2016, are:

Fiscal Year ended December 31,
2016	$40,890
2017	84,216
2018	86,652
Thereafter	59,624
$271,382

8.        Earnings per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period and adjusting for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Potential participating securities that were deemed to be anti-dilutive are noted below for the three and six months ended June 30, 2016 and 2015:

Three months ended June 30,	2016	2015

Effect of dilutive securities—	5,478,944	5,479,944

Six months ended June 30,	2016	2015

Effect of dilutive securities—	–	4,654,251

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

June 30, 2016

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

(b) The 400,000 Series B Convertible preferred shares held by EZ Link shareholders.

Results of Discontinued Operations

Summary results of operations for our discontinued operations for the three months ended

	June 30	June 30
	2016	2015
Discontinued operations:

Revenue	–	–

Gain (Loss) from operations, including portion attributable to non-controlling interest of discontinued Logistics component	–	–

Income tax benefit	–	–

Gain Loss on discontinued operations	–	–

Comprehensive Income	$–	$6,040

Summary results of operations for our discontinued operations for the six months ended

	June 30	June 30
	2016	2015
Discontinued operations:

Revenue	–	1,015,230

Gain (Loss) from operations, including portion attributable to non-controlling interest of discontinued Logistics component	–	15,924

Income tax benefit	–	–

Gain Loss on discontinued operations	–	15,924

Comprehensive (Loss) Income	$(80,254)	$3,985

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

10.       Subsequent Events:

On May 15, 2016, International Packaging and Logistics Group, Inc. (“IPLO” or “Company”), and Xiuhua Song (the “Purchaser”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which IPLO (the “Seller”) would sell to the Purchaser, and the Purchaser would purchase from the Seller, an aggregate of 3,915,000 newly issued shares of IPLO Common Stock (the “Shares”), which Shares represent 87% of the issued and outstanding shares of Common Stock. On July 1, 2016, we completed this transaction

On July 1, 2016, International Packaging and Logistics Group, Inc. (the “Registrant” or “IPLO”) executed a Share Exchange Agreement (“Exchange Agreement”) by and among Yibaoccyb Limited, a British Virgin Islands limited liability company (“Yibaoccyb”), and the stockholders of 51% of Yibaoccyb’s common stock (the “Yibaoccyb Shareholders”), on the one hand, and the Registrant, on the other hand. A copy of the Exchange Agreement was included as Exhibit 2.1 and filed with the report on Form 8-K.

Yibaoccyb owns 100% of YibaoConfucian Co., Ltd. (“YibaoHK”), a Hong Kong company. YibaoHK owns or will own 100% of Shenzhen Confucian Biologics Co. Ltd. (“Yibao WOFE”), which is a wholly foreign-owned enterprise (“WFOE”) under the laws of the Peoples’ Republic of China (“PRC” or “China”). Yibao WOFE is expected to enter into a series of contractual arrangements with Shandong Confucian Biologics Co., Ltd. (“Shandong Confucian Biologics”) which is a limited liability company headquartered in, and organized under the laws of, the PRC. The contractual arrangements are discussed in Item 2.01 of the Form 8-K under the section titled “Description of Business”. Throughout this Form 8-K, Yibaoccyb, Yibao WOFE and Shandong Confucian Biologics are sometimes collectively referred to as the “Yibao Group.”

At the closing of this transaction (the “Closing”), which is expected to occur upon the completion of the audit of Shandong Confucian Biologics (the “Closing Date”), the Registrant is expected to issue 2,040,000 shares of the Registrant’s common stock (the “IPLO Shares”) to the Yibaoccyb Shareholders in exchange for 51% of the common stock of Yibaoccyb (the “Exchange Agreement”).

On July 1, 2016, Standard Resources Ltd. (“Standard”) previously IPLO’s Majority Stockholder, and IPLO entered into a share purchase agreement (“H&H Vend Out”) whereby Standard will cancel 3,915,000 shares of IPLO common stock held by it in exchange for all of the outstanding shares of H&H Glass, Inc. (“H&H Glass”) The H&H Vend Out is expected to occur subsequent to the Closing Date. The description of other material terms and conditions of the Exchange Agreement and the Financing are set forth below under Item 2.01 and such description is incorporated herein by reference. A copy of the H&H Vend Out is included as Exhibit 10.2 filed with the report on Form 8-K. The H&H Vend Out with occur concurrent with the filing of the audited financials of Shandong Confucian Biologics.

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

Vend-out of EZ Link Corporation

As of February 28, 2015, IPLO’s majority interest in EZ Link Corp., was sold back to EZ Link Corp. for the following terms: In exchange for the fifty-one percent (51%) of the EZ Link Corporation Shares, or 688,500 EZ Link Corporation Shares in the aggregate acquired by IPL, EZ Link Corp. will return

(a) an aggregate of 457,143 shares of IPL common shares issued on June 26, 2009 to the shareholders of EZ Link Corp as consideration of acquiring 51% of EZ Link Corporation; and

(b) an aggregate of 400,000 Series B preferred shares issued on January 1, 2010 to the , shareholders or assigns of EZ Link Corp as consideration of acquiring 51% of EZ Link Corporation.

Plan of Operations

On May 15, 2016, International Packaging and Logistics Group, Inc. (“IPLO” or “Company”), and Xiuhua Song (the “Purchaser”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which IPLO (the “Seller”) will sell to the Purchaser, and the Purchaser will purchase from the Seller, an aggregate of 3,915,000 newly issued shares of IPLO Common Stock (the “Shares”), which Shares represent 87% of the issued and outstanding shares of Common Stock. On July 1, 2016, we completed this transaction

On July 1, 2016, International Packaging and Logistics Group, Inc. (the “Registrant” or “IPLO”) executed a Share Exchange Agreement (“Exchange Agreement”) by and among Yibaoccyb Limited, a British Virgin Islands limited liability company (“Yibaoccyb”), and the stockholders of 51% of Yibaoccyb’s common stock (the “Yibaoccyb Shareholders”), on the one hand, and the Registrant, on the other hand. A copy of the Exchange Agreement was included as Exhibit 2.1 and filed with the report on Form 8-K.

Yibaoccyb owns 100% of YibaoConfucian Co., Ltd. (“YibaoHK”), a Hong Kong company. YibaoHK owns or will own 100% of Shenzhen Confucian Biologics Co. Ltd. (“Yibao WOFE”), which is a wholly foreign-owned enterprise (“WFOE”) under the laws of the Peoples’ Republic of China (“PRC” or “China”). Yibao WOFE is expected to enter into a series of contractual arrangements with Shandong Confucian Biologics Co., Ltd. (“Shandong Confucian Biologics”) which is a limited liability company headquartered in, and organized under the laws of, the PRC. The contractual arrangements are discussed in Item 2.01 of the Form 8-K under the section titled “Description of Business”. Throughout this Form 8-K, Yibaoccyb, Yibao WOFE and Shandong Confucian Biologics are sometimes collectively referred to as the “Yibao Group.”

At the closing of this transaction (the “Closing”), which is expected to occur upon the completion of the audit of Shandong Confucian Biologics (the “Closing Date”), the Registrant is expected to issue 2,040,000 shares of the Registrant’s common stock (the “IPLO Shares”) to the Yibaoccyb Shareholders in exchange for 51% of the common stock of Yibaoccyb (the “Exchange Agreement”).

On July 1, 2016, Standard Resources Ltd. (“Standard”) previously IPLO’s Majority Stockholder, and IPLO entered into a share purchase agreement (“H&H Vend Out”) whereby Standard will cancel 3,915,000 shares of IPLO common stock held by it in exchange for all of the outstanding shares of H&H Glass, Inc. (“H&H Glass”) The H&H Vend Out is expected to occur subsequent to the Closing Date. The description of other material terms and conditions of the Exchange Agreement and the Financing are set forth below under Item 2.01 and such description is incorporated herein by reference. A copy of the H&H Vend Out is included as Exhibit 10.2 filed with the report on Form 8-K. The Vend Out with occur concurrent with the filing of the audited financials of Shandong Confucian Biologics.

Results of Operations

Three and six months ending June 30, 2016 Compared to June 30, 2015

Revenue:

For the three months ending June 30, 2016 and 2015, revenues were $7,359,680 and $9,908,896 respectively, for a decrease of $2,549,216 or 25.7% over the same period in 2015. The decrease in revenue is a mainly due to a temporary shutdown of the manufacturing plant for furnace repairs. The sales orders will be processed once the factory is up and running.

For the six months ending June 30, 2016 and 2015, revenues were $15,425,042 and $18,780,720 respectively, for a decrease of $3,355,678 or 17.9% over the same period in 2015. The decrease in revenue is a mainly due to the plant shutdown for repairs.

Cost of Goods Sold:

Cost of goods sold for the three months ending June 30, 2016 and 2015 were $6,985,244 and $9,470,221 respectively, for a decrease of $2,484,977 or 26.2% over the same period in 2015. This decrease is mainly due to the plant shutdown referenced above.

Cost of goods sold for the six months ending June 30, 2016 and 2015 were $14,751,300 and $17,989,776 respectively, for a decrease of $3,238,476 or 18.0% over the same period in 2015. This decrease is mainly due to the plant shutdown referenced above.

Gross Profit:

Gross profit was $374,436 and $438,675 for the three months ending June 30, 2016 and 2015, a decrease of $64,239 or 14.8% over the same period in 2015.   The gross profit margin as a percent of sales for the three months ending June 30, 2016 and 2015 was 5.1% and 4.4 % respectively for an increase period to period.

Gross profit was $673,742 and $790,944 for the six months ending June 30, 2016 and 2015, a decrease of $117,202 or 14.8% over the same period in 2015.   The gross profit margin as a percent of sales for the six months ending June 30, 2016 and 2015 was 4.4% and 4.2% respectively for an increase period to period.

Operating Expenses:

Operating expenses for the three month period ended June 30, 2016 and 201 were $367,956 and $432,635 respectively for a decrease of $64,679 (15.0%) from the same period prior year. Operating expenses for the six month period ended June 30, 2016 and 2015 were $737,391 and $819,077 respectively for a decrease of $81,686 (10.0%) from the same period prior year. These differences in operating expenses were mostly attributable to the following:

Three months ending:	6/30/2016	6/30/2015	$ VAR	% VAR
Salaries & Related Expense	$144,561	$164,464	($19,903)	-12.1%	The change in salaries was mainly due to salary decreases.
Rent	21,227	20,601	$626	3.0%	A negotiated rent credit ended in April 2015
Insurance	38,186	44,726	($6,540)	-14.6%	Decrease is a result of the decrease in business
Legal	9,000	9,000	$0	0.0%	No change.
Accounting	23,184	25,255	($2,071)	-8.2%	Quarter accounting expense was flat
Travel Expense	114,084	106,959	$7,125	6.7%	H&H Glass increased travel 2nd quarter
Miscellaneous	17,714	61,630	($43,916)	-71.3%	Miscellaneous items
Total Expenses	$367,956	$432,635	($64,679)	-15.0%

Six months ending:	6/30/2016	6/30/2015	$ VAR	% VAR
Salaries & Related Expense	$280,226	$319,817	($39,591)	-12.4%	Prior year salaries included bonuses
Rent	42,681	34,958	$7,723	22.1%	A negotiated rent credit ended in April 2015
Insurance	78,105	100,233	($22,128)	-22.1%	decrease is a result of the decrease in business
Legal	18,000	18,000	$0	0.0%	No change.
Accounting	74,039	62,050	$11,989	19.3%	Increase due to invoice timing differences
Travel Expense	159,286	190,017	($30,731)	-16.2%	H&H Glass travel decreased compared to prior year
Professional Service	56,210	57,280	($1,070)	-1.9%	AH Partnership consulting $50K fee in 2015
Miscellaneous	28,844	36,722	($7,878)	-21.5%	Miscellaneous items
Total Expenses	$737,391	$819,077	($81,686)	-10.0%

Other Income (Expense):

Other income (expense) for the three months ended June 30, 2016 and 2015 was ($16) and $Nil respectively for a decrease of $16 (100.0%) over the same period in 2015.

Other income (expense) for the six months ended June 30, 2016 and 2015 was ($16) and $16,194 respectively for a decrease of $16,210 (1,031.1%) over the same period in 2015.

Liquidity and Capital Resources

Net cash used by operating activities for the six months ended June 30, 2016 amounted to $204,241, which mainly consisted of the following:  Net loss of $80,254 from continuing operations plus the following; 1) a decrease in accounts payable and accrued expenses of $2,383,443; offset by 1) a decrease in accounts receivable of $1,758,552; 2) a decrease in inventory of $470,905; and 3) decrease in other current assets of $29,999. The Company also advanced an employee/director $50,000.

On June 30, 2016 the Company had total assets of $5,848,373 compared to $8,312,070 on December 31, 2015, a decrease of $2,463,697 or 29.6%.  The Company had total stockholders’ equity of $1,491,021 on June 30, 2016, compared to total stockholders’ equity of $1,571,275 on December 31, 2015, a decrease of $80,254 (5.1%).  As of June 30, 2016 the Company's working capital position decreased by $100,255 (7.4%) from working capital of $1,354,723 at December 31, 2015 to working capital of $1,254,468 at June 30, 2016.

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

ITEM 4.       Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2016, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2016.

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

International Packaging and Logistics Group, Inc.

(Registrant)

Dated: August 9, 2016	By:	/s/ Owen Naccarato
Owen Naccarato
Chief Executive Officer
Principal Financial Officer and Director

	By:	/s/ Allen Lin
Allen Lin, Director
President H&H Glass

