Form 10-Q
period 2016-09-30
INTERNATIONAL PACKAGING & LOGISTICS GROUP INC.
filed 2016-11-21
CIK 822997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016 or

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

17800 Castleton Street, Suite 386, City of Industry, California

(Address of Principal Executive Offices)

91748

(Zip Code)

(626)213-3945

(Registrant’s Telephone Number, Including Area Code)

7700 Irvine Center Drive, Suite 870, Irvine, California

___________________________________________

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

[X] Yes        [_]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

[_] Yes       [X] No

The number of shares outstanding of the Issuer’s common stock as of November 21, 2016 was 6,544,214.

International Packaging and Logistics Group, Inc.,

and Subsidiaries

FORM 10-Q for the Quarter Ended September 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

As of SEPTEMBER 30, 2016, and December 31, 2015

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current Assets
Cash	$6,256	$21,747
Accounts receivable, net	56,948	3,521
Other receivable	81,369	90,841
Prepaid expenses	52,066	195,101
Inventory, net	276,493	118,900
Total Current Assets	473,132	430,110

Property, plant and equipment, net	2,662,255	2,404,650

Intangible assets, net	727,557	760,819

Total Assets	$3,862,944	$3,595,579
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$420,129	$23,444
Customer deposits	21,557	62,368
Taxes payable	34,557	35,574
Other payable	132,823	92,661
Advance from related parties	2,697,060	1,353,321
Short term loan	–	1,080,614

Total Current Liabilities	3,306,126	2,647,982

Total Liabilities	3,306,126	2,647,982

Stockholders' Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,730 and zero Series A issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	98	–
Common stock: $0.001 par value, 900,000,000 shares authorized, 6,544,214 and 2,040,000 issued and outstanding, as of September 30, 2016 and December 31, 2015, respectively	6,544	2,040
Additional paid-in capital	851,079	815,681
Stock subscription receivable	(41,289)	–
Accumulated other comprehensive loss	(41,977)	(30,353)
Accumulated deficit	(532,393)	(323,693)

Total Stockholders' equity-IPLO	242,062	463,675
Non-controlling interest subsidiaries	314,756	483,922
Total stockholders’ equity	556,818	947,597

Total Liabilities and Stockholders' Equity	$3,862,944	$3,595,579

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales, net	$149,021	$57,761	$455,017	$58,275

Cost of goods sold	125,418	84,009	374,849	84,757

Gross Profit	23,603	(26,248)	80,168	(26,482)

Operating Expenses
Selling expenses	2,489	4,898	11,153	12,480
General and administrative	141,414	14,841	400,551	170,896
Total Operating Expenses	143,903	19,739	411,704	183,376
(Loss) from Operations	(120,300)	(45,987)	(331,536)	(209,858)

Other income
Other (expense) income	(392)	(325)	14,752	13,111
Interest expense, net	–	(46,909)	(49,914)	(107,895)
Total Other Income	(392)	(47,234)	(35,162)	(94,784)
Net (Loss) Income from Continuing Operations before Income Taxes	(120,692)	(93,221)	(366,698)	(304,642)

Income tax benefit (expense)	–	–	–	–
Net (Loss)	(120,692)	(93,221)	(366,698)	(304,642)

Less: net (loss) attributable to non-controlling interest	(59,139)	(45,678)	(179,682)	(149,275)

Net (loss) attributable to the Company	(61,553)	(47,543)	(187,016)	(155,367)
Earnings per weighted average share of common stock – basic and diluted	$(0.03)	$(0.05)	$(0.06)	$(0.16)

Weighted average shares outstanding - basic and diluted	6,544,214	2,040,000	6,544,214	2,040,000

Net (Loss) Income	(120,692)	(93,221)	(366,698)	(304,642)
Other comprehensive (loss)
Foreign currency translation (loss)	(69,153)	(5,201)	(22,792)	(30,775)

Comprehensive (loss)	(189,845)	(98,422)	(389,490)	(335,417)
Less: comprehensive (loss) attributable to non-controlling interest	(93,024)	(48,226)	(190,849)	(164,354)
Comprehensive income (loss) attributable to the Company	$(96,821)	$(50,194)	$(198,641)	$(171,063)

See accompanying notes to these unaudited condensed consolidated financial statements

INTERNATIONAL PACKAGING AND LOGISTICS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2015 AND NINE MONTHS ENDED SEPTEMBER 30, 2016

(UNAUDITED)

	Preferred Stock				Additional		Accumulated Other		Non
	Series A		Common Stock		Paid-In	Subscription	Comprehensive	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Receivable	Income(Loss)	(Loss)	Interest	Total

December 31, 2014	–	$–	2,040,000	$2,040	$815,681	–	$(6,855)	$(147,439)	$675,841	$1,399,268

Net (Loss)	–	–	–	–	–	–	(23,498)	(176,254)	(191,919)	(391,671)

December 31, 2015	–	$–	2,040,000	$2,040	$815,681	–	$(30,353)	$(323,693)	$483,922	$947,597

Recapitalization	947,730	$98	4,504,214	(4,504)	35,398		–	–	–	40,000

Subscription Receivable						$(41,289)				(41,289)

Cumulative comprehensive (Loss)	–	–	–	–	–	–	(11,624)	–	(11,168)	(22,792)

Net (Loss)	–	–	–	–	–	–	–	(208,700)	(157,998)	(366,698)

September 30, 2016 (Unaudited)	974,730	$98	6,544,214	$6,544	$851,079	$(41,289)	$(41,977)	$(532,393)	$314,756	$556,818

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	September 30	September 30
	2016	2015
Cash flows from operating activities:
Net loss	$(366,698)	$(304,642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	148,167	77,223
Amortization	11,662	8,644
Changes in operating assets and liabilities: (Increase) decrease in assets
Accounts receivable	(54,259)	–
Other receivable	(13,431)	(64,688)
Prepaid expenses	139,336	(1,798,501)
Inventory	(163,195)	(98,017)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	402,185	1,556,002
Customer deposit	(39,562)	280,610
Tax payable	–	10,622
Other payable	49,597	199,071
Net cash provided by (used in) operating activities	113,802	(133,676)

Cash flows from investing activities:
Purchase of property and equipment	(479,004)	(444,651)
Purchase of land use rights	–	(329,664)
Net cash used in investing activities	(479,004)	(774,315)

Cash flows from financing activities:
Advances from related parties	1,414,203	773,556
Repayment of loan	(1,064,073)	–
Net cash provided by (used in) financing activities	350,130	773,556

Effect of currency translation	(419)	(1,052)

Net (decrease) in cash	(15,491)	(135,487)
Cash at beginning of period	21,747	140,317
Cash at end of period	$6,256	$4,830

Supplementary Disclosures of Cash Flow
Cash paid during the period for:
Interest	$45,671	$107,696
Income taxes	$–	$–

See accompanying notes to these unaudited condensed consolidated financial statements

International Packaging and Logistics Group, Inc., and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

NOTE 1 - ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations – International Packaging and Logistics Group, Inc., (The “Company” or “IPLO”), a Nevada corporation, was originally incorporated on June 2, 1986, in the state of Delaware. On April 17, 2008, the Company converted from a Delaware corporation to a Nevada Corporation.

On July 2, 2007, the Company through its wholly-owned subsidiary, YesRx.com (“YesRx”) acquired all the outstanding shares of H&H Glass, Inc. (“H&H Glass”), in exchange for 3,915,000 shares of its common stock in a reverse triangular merger.

On May 15, 2016, the Company, and Xiuhua Song (the “Purchaser”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which IPLO (the “Seller”) would sell to the Purchaser, and the Purchaser will purchase from the Seller, an aggregate of 3,915,000 newly issued shares of IPLO Common Stock (the “Shares”), which Shares represent 87% of the issued and outstanding shares of Common Stock. On July 1, 2016, this transaction was completed.

On July 1, 2016, Standard Resources Ltd. (“Standard”) previously IPLO’s Majority Stockholder, and IPLO entered into a share purchase agreement (“H&H Vend Out”) whereby Standard would cancel 3,915,000 shares of IPLO common stock held by it in exchange for all of the outstanding shares of H&H Glass, Inc. (“H&H Glass”) The H&H Glass Vend Out was completed on August 31, 2016.

On July 1, 2016, the Company executed a Share Exchange Agreement (“Exchange Agreement”) by and among Yibaoccyb Limited, a British Virgin Islands limited liability company (“Yibaoccyb”), and the stockholders of 51% of Yibaoccyb’s common stock (the “Yibaoccyb Shareholders”), on the one hand, and the Company, on the other hand. Yibaoccyb owns 100% of YibaoConfucian Co., Ltd. (“YibaoHK”), a Hong Kong company. YibaoHK owns or will own 100% of Shenzhen Confucian Biologics Co. Ltd. (“Yibao WOFE”), which is a wholly foreign-owned enterprise (“WFOE”) under the laws of the Peoples’ Republic of China (“PRC” or “China”). On August 31, 2016, YibaoHK entered into a series of contractual arrangements with Shandong Confucian Biologics Co., Ltd. (“Shandong Confucian Biologics” or “Confucian”) which is a limited liability company headquartered in, and organized under the laws of, the PRC. The contractual arrangements are discussed below. Throughout this Form 10-Q, Yibaoccyb, Yibao WOFE and Shandong Confucian Biologics are sometimes collectively referred to as the “Yibao Group.”

The Exchange Agreement was completed on August 31, 2016 concurrent with the H&H Vend Out. The Company issued 2,040,000 shares of the Registrant’s common stock (the “IPLO Shares”) to the Yibaoccyb Shareholders in exchange for 51% of the common stock of Yibaoccyb (the “Exchange Agreement”).

Yibaoccyb Limited is a limited liability company incorporated under the laws of the British Virgin Islands on May 30, 2016. Other than all the issued and outstanding shares of Yibao Confucian Co. Ltd., Yibaoccyb has no other assets or operations.

YibaoHK is a limited liability company incorporated under the laws of the Hong Kong on June 15, 2016, which was formed by Yibaoccyb, a British Virgin Island. YibaoHK entered a series of contractual arrangements with the Shandong Confucian Biologics Co., Ltd.

Shandong Confucian Biologics was founded under the laws of the People's Republic of China on October 31, 2012. Confucian is in Food Industrial Park inside the economic development Zone of JinXiang County, Jining City in the province of Shan Dong in China. The Company is a limited liability company.

Confucian possesses manufacturing permits for food product, hygienic products, sanitary products, and health products. The Company's main business scope include technology study and transfer of Chondroitin and Garlic Oil; trading, cold storage, and pretreating of Garlic, fruit, and vegetables products; trading of Chemical products (excluding hazardous chemicals); Import and export of goods and technology (excluding those restricted by China government); the manufacturing and sale of health products including powder, granules, tablets, hard capsule, soft capsule products.

Details of the Company’s structure as of September 30, 2016 is as follow:

Reverse Merger Accounting – Since former Yibaoccyb security holders owned, after the Merger, approximately 87% of the Company’s shares of common stock, and because of certain other factors, including that the member of the Company's executive management is from Yibaoccyb, Yibaoccyb is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States ("GAAP"). These unaudited condensed consolidated financial statements reflect the historical results of Confucian prior to the Merger and that of the combined Company following the Merger, and do not include the historical financial results prior to the completion of the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

Basis of Accounting and Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. Confucian’s functional currency is Chinese Yuan (CNY), however, the accompanying consolidated condensed financial statements have been re-measured and presented in United States Dollars ($).

The consolidated financial statements include the accounts of IPL Group and its subsidiaries (collectively the “Company”). The Company’s subsidiaries include 51% of Yibaoccyb, YibaoHK and Confucian. 49% Yibaoccyb’s operating result was shown in minority interest on consolidated balance sheet.

Intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates - The preparation of unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimate and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents – For purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents.

Accounts Receivable - The Company extends credit to its customers. Accounts receivable was recorded at the contract amount after deduction of trade discounts and, allowances, if any, and do not bear interest. The allowance for doubtful accounts, when necessary, is the Company’s best estimate of the amount of probable credit losses from accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.

As of September 30, 2016 and December 31, 2015, accounts receivable was $56,948 and $3,521, respectively. The Company believes that its accounts receivable are fully collectable and determined that an allowance for doubtful accounts was not necessary.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories - Inventory is valued at the lower of cost or market. Cost is determined using first-in, first-out method.

Inventory, comprised principally of finished goods, raw material and packaging material, are valued at the lower of cost or market.

	September 30, 2016 (Unaudited)	December 31, 2015
Finished goods	$199,304	$353
Raw materials	55,741	79,282
Packaging material	21,420	33,859
Supplies	28	5,406
Total	$276,493	$118,900

The Company periodically estimates an inventory allowance for estimated unmarketable inventories. Inventory amounts are reported net of such allowances, if any. There were no allowances for inventory as of September 30, 2016 and December 31, 2015.

Property, Plant and Equipment – Property, plant, and equipment are stated at cost less accumulated depreciation. The costs of a constructed asset are accumulated in the account Construction-in-Progress until the asset is placed into service. When the asset is completed and placed into service, the account Construction-in-Progress will be credited for the accumulated costs of the asset and will be debited to the appropriate Property, Plant and Equipment account. Depreciation begins after the asset has been placed into service.

Expenditures for maintenance and repairs are charged to operations; major expenditures for renewals and betterments are capitalized. Assets that are still kept in service after reaching the end of their estimated useful lives are depreciated over the estimated useful life of their residual value. Gain or loss on disposal of property, plant, and equipment is recognized as non-operating income or expenses.

Depreciation is computed by applying the following methods and estimated lives:

Category	Estimated Life	Method
Manufacturing equipment	10	Straight Line
Office equipment	5	Straight Line
Buildings	20	Straight Line

Intangible Assets - Land use rights represent the exclusive right to occupy and use a piece of land in the PRC during the contractual term of the land use right. Land use rights are carried at cost and charged to expense on a straight-line basis over the respective periods of the rights of 50 years or the remaining period of the rights upon acquisition.

Non-Controlling Interest – The Company accounted its non-controlling interest of 49% in Yibaoccyb. In consolidated financial statements classified as separate component of equity. In addition, net loss, and components of other comprehensive income are attributed to both the Company and non-controlling interest.

Revenue Recognition - The Company recognizes product revenue in accordance with ASC 605. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price paid by the customer is fixed or determinable and (iv) collection of the resulting account receivable is reasonably assured. The Company recognizes revenue for product sales upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and terms and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company has no product returns or sales discounts and allowances because goods delivered and accepted by customers are normally not returnable.

Cost of goods sold- Cost of goods sold includes cost of inventory sold during the period, net of discounts and inventory allowances, freight and shipping costs, warranty and rework costs, and sales tax.

Impairment of Long-Live Assets – The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets. There are no impairment of our long-lived assets for the nine months ended 2016 and 2015.

Income Taxes – The Company adopts FASB ASC Topic 740, "Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB ASC Topic 740”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change because of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or deferred tax asset valuation allowance.

The Company has made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by ASC 740-10 and has not recognized any material uncertain tax positions.

In addition, companies in the PRC are required to pay an Enterprise Income Tax at 25%.

Foreign Currency Translation - The Company's functional currency is the Chinese Renminbi (RMB). The reporting currency is that of the US Dollar. Assets, liabilities and owners’ contribution are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

September 30, 2016
Balance sheet	RMB 6.67 to US $1.00
Statement of operation and other comprehensive income-nine-month period	RMB 6.58 to US $1.00
Statement of operation and other comprehensive income-three-month period	RMB 6.66 to US $1.00
December 31, 2015
Balance sheet	RMB 6.36 to US $1.00
September 30, 2015
Statement of operation and other comprehensive income-nine-month period	RMB 6.25 to US $1.00
Statement of operation and other comprehensive income-three-month period	RMB 6.30 to US $1.00

Fair Value of Financial Instruments – FASB ASC 820, “Fair Value Measurement” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs— Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs— Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs— Inputs based on valuation techniques that are both unobservable and significant to the overall fair value measurements.

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure, fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash and cash equivalents, accounts receivable, inventories, prepaid expenses, advances from customers, accounts payable, taxes payable, accrued liabilities and other payables, and loan from bank, approximated their fair values due to the short maturity of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Net Earnings (Loss) Per Share – Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic earnings per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive. In this case, the Preferred Shares would not be dilutive since the conversion price is $3.00 and the quoted price is significantly lower than the conversion price. Therefore, there were no dilutive securities for the three and nine months ending September 30, 2016 and 2015, respectively.

NOte 2 - going concern

The Company sustained operating losses of $366,698 and $304,642 during the nine months ended September 30, 2016 and 2015, respectively. The Company has accumulated deficit of ($532,393) and ($323,693) as of September 30, 2016 and December 31, 2015, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOte 3 - concentration of credit risk

We maintain our cash balance in several banks in China. These accounts are not insured and we believe are exposed to credit risk on cash. The cash balance in China as of September 30, 2016 and December 31, 2015 are $6,256 and $21,747 respectively.

NOTe 4 - other receivable

Total other receivable consists of balance of VAT receivable of $81,369 and $90,841 as of September 30, 2016 and December 31, 2015, respectively.

NOTe 5 - prepaid expenses

Prepaid expenses were comprised of the following:

	September 30, 2016 (Unaudited)	December 31, 2015
Prepaid property and equipment	$17,417	$183,018
Inventory	9,387	1,275
Utilities	8,767	9,025
Other	16,495	1,783
Total	$52,066	$195,101

Note 6- property, plant and equipment

Property, plant and equipment as of September 30, 2016 and December 31, 2015 are summarized as following:

	September 30, 2016 (Unaudited)	December 31, 2015
Buildings	$1,811,395	$1,864,722
Vehicles	11,622	11,964
Manufacturing equipment	1,019,093	569,780
Office equipment	82,297	77,583
Property, plant, and equipment - total	2,924,407	2,524,049
Less: accumulated depreciation	(262,152)	(119,399)
Fixed assets, net	$2,662,255	$2,404,650

For the three-months ended September 30, 2016 and 2015, depreciation expense was $50,331 and $35,964, respectively. For the nine-months ended September 30, 2016 and 2015, depreciation expense was $148,167 and $77,223, respectively.

note 7- intangible assets - net

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder to use the land for 50 years and enjoys all the incidents of ownership of the land. As of September 30, 2016, and December 31, 2015, the land use rights net of amortization was $727,557 and $760,819, respectively. The use term was 50 years.

The summary of land use rights as of September 30, 2016 and December 31, 2015 are summarized as following:

The land use right term	September 30, 2016 (Unaudited)	December 31, 2015
May, 2013-April, 2063	$539,873	$555,766
Dec, 2015-Sep, 2065	202,444	208,404
Dec, 2015-Sep, 2065	24,638	25,363
Intangible assets- total	766,955	789,534
Less: accumulated amortization	(39,398)	(28,715)
Intangible assets, net	$727,557	$760,819

For the three-months ended September 30, 2016 and 2015, amortization expense was $3,837 and $2,856, respectively. For the nine-months ended September 30, 2016 and 2015, amortization expense was $11,662 and $8,644, respectively.

note 8- short term loan

The Company entered a short-term loan agreement with rural credit cooperative of Shandong. The maximum loan amount is $1,543,734 and the balance was $0 and $1,080,614 as of September 30, 2016 and December 31, 2015, respectively. The term of the loan is from August 6, 2015 and expired at August 5, 2016. The Company paid off the loan using funds borrowed from related party-Shandong Yibao Biologics Co., Ltd. during the period ended September 30, 2016. The interest rate is fixed at 8.245%. Interest is calculated from the day the loan is used and due monthly. The loan was guaranteed by owner and collateralized with land use rights and 3 manufacturing buildings owned by the Company.

note 9- stockholderS’ equity

Common stock:

On July 1, 2016, Ms. Xiuhua Song paid USD $225,000 to purchase 3,915,000 shares from the Company.

On August 31, 2016, Standard cancelled 3,915,000 shares of the Company’s common stock in exchange from all of the outstanding shares of H&H Glass.

On August 31, 2016, the Company issued 2,040,000 shares to Yibaoccyb Shareholders in exchange for 51% of the common stock of Yibaoccyb.

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

Subscription receivable

Subscription receivable includes unpaid stock issuance of 40,000 shares at $1 per share totaling $40,000 by issued Yibaoccyb and 10,000 shares at $0.13 per share total $1,289 issued by YibaoHK.

note 10- related party transactions

Name of related party	Relationship
Wenxiu Song	Owner of Shandong Confucian Biologics
Hengchun Zhang	Owner of Shandong Confucian Biologics
Qinbao Kong	Xiuhua Song's spouse
Xiuhua Song	CEO and Director
Shandong Yibao Biologics Co., Ltd.	Affiliated company with common shareholders

The Company is still in start-up stage, to sustain the Company’s operating, construct manufacturing building and purchase equipment, current and previous owners along with its affiliated company needed to loan the Company money through their own account. In June 2016, Shandong Yibao Biologics Co., Ltd. advanced funds to the Company $1,064,073 to pay off the short-term loan. The Company has the following payables to related parties:

	September 30, 2016 (Unaudited)	December 31, 2015
To Shandong Yibao Biologics Co., LTD	$1,416,623	$218,672
To Xiuhua Song	1,121,786	995,713
To Wenxiu Song	–	138,936
To Hengchun Zhang	152,536	–
To Qingbao Kong	6,115	–
	$2,697,060	$1,353,321

NOTE 11 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases majority of its inventory and packaging supplies from four suppliers which accounted for 56.87% of the total purchases in nine-month period ended September 30, 2016.

The Company had two major customers for the nine-month period ended September 30, 2016: Ping Xiang Import and Export Company accounted for 65.29% of revenue and Jiangxi Financial Holding Group Co., Ltd accounted for 15.76% of revenue for the nine-month period ended September 30, 2016.

The Company purchases majority of its inventory and packaging supplies from four suppliers which accounted for 55.04% of the total purchases in nine-month period ended September 30, 2015.

The Company had one major customer for the nine-month period ended September 30, 2015: Ping Xiang Import and Export Company accounted for 100% of revenue for the nine-month period ended September 30, 2015.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended December 31, 2015 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited condensed Financial Statements and notes thereto that appear elsewhere in this report.

Overview

The Company is a manufacture and research based bio-science company. It has large capacity in manufacturing tablets, granule, oral liquid, powders, soft gels and capsules products. The Company distributes its products through its own network and white label products. It also has access to a member-based distribution system owned by its affiliated company.

The Company possesses manufacturing permits for food product, hygienic products, sanitary products, and health products. The Company's main business scope include technology study and transfer of Chondroitin and Garlic Oil; trading, cold storage, and pretreating of Garlic, fruit, and vegetables products; trading of Chemical products (excluding hazardous chemicals); Import and export of goods and technology (excluding those restricted by government); the manufacturing and sale of health products including powder, granules, tablets, hard capsule, soft capsule products.

Product Overview

The Company’s main products can be divided into two groups, one is health food products and the other is hygienic products.

Health Food Products

•	Phytocholesterol tabletting candy,

Phytosterol has strong anti-inflammatory effects to the human body, which can inhibit the absorption of cholesterol for human and  biochemical synthesis of cholesterol. Promote the degradation and metabolism of cholesterol. Phytosterol can be used for prevention & therapy of coronary atherosclerosis heart disease. In treating ulcers, skin squamous carcinoma and cervical cancer has obvious curative effect. Can promote wound healing, make muscle proliferation, enhance capillary circulation; also can be used as blocking agent of formation of gallstones.

•	Polydextrose tabletting candy,

Regulating blood lipid, reduce fat accumulation preventing the fat.

•	Dunaliella salina Haematococcus pluvialis tabletting candy,

Replenishing the body's astaxanthin, Natural carotene and variety of minerals, have a great effect of antioxidant activity, protect skin, protect vision and improve immunity.

•	Dunaliella salina Gum Base Candy,

Dunaliella salina is rich in antioxidant needed by the human body health, resistance to radiation and enhance human immunity of natural carotenoids and 70 kinds of minerals and trace elements.

•	Haematococcus pluvialis Gum Candy,

The main components of Haematococcus Pluvialis is astaxanthin. It has six anti-aging effect: can be Anti-aging and protect the skin; Protect the eye health; helps to support the cardiovascular system, maintain a healthy joints and connective tissue; increases strength and endurance.

•	Fish Oil Gum Candy,

Adjusting blood liquid, prevent blood clots, cerebral thrombosis, cerebral hemorrhage and stroke; prevent arthritis and alzheimer's disease,  improve the memory and vision, control presbyopia.

•	Earthworm Protein tabletting Candy,

Improve blood circulation, inhibiting platelet aggregation, reduce glucose concentrations, prevent blood clots, has the very good control efficiency for coronary heart disease, arteriosclerosis, and other  hematologic disorders.

•	Collagen Protein tabletting candy,

It is rich in glycine, proline hydroxyproline and other amino acid needed for human body. Have a good health care effect for skin, hair, bones and muscles.

•	Krill Oil Gum candy,

It is rich in EPA and DHA. Enhancing health effects, including cardiovascular, nerve, bones, joints, vision, skin care, etc.

•	Phosphatidylserine tabletting candy,

Improve the function of brain; help to repair the injure of brain; promote the recovery of brainfag; protect central nervous system. Used for auxiliary treatment dementia and agedness memory loss.

•	Milk Powder tabletting Candy.

Milk tablet is kind of leisure food. Supplement of the nutrition of human needed in pecific environment.

Hygienic Products

The hygienic product line include the following products:

•	Gel for women,

Anti-bacteria product. Auxiliary treatment bacterial, mould sex vaginitis.

•	Skin comfortable liquid

Anti-bacteria product. Used for sterilization, antibacterial of skin. Inhibit the bromhidrosis and relief beriberi itch Shandong Confucian Biologics owns 100,000 stage purification workshops, advanced production lines and manufacturing equipment. The Company has a higher capacity for OEM processing of tablets, hard capsules, soft capsules, oral liquid, granules, and powders.

Plan of Operations

By following the Company motto of "being passionate for health industry, bringing together the world's resources, focusing on consumer demand, creating a “win-win situation", the Company is eager to develop businesses in the international health and pharmaceutical market.

The Company’s near term goal is to reach breakeven within a 6 month period time. In order to reach such goal, the Company is increasing its sales and production volume through arrangements and networking with its existing customers and its affiliated companies. Additionally, it plans to increase the size of its sales department to develop new customers.

The Company’s ultimate goal is to make the business profitable and competitive in the international health and pharmaceutical market. To achieve such goal, the Company needs to cooperate with other businesses having capital, market, technology, or products, recruit sufficient workforce and various talents to serve the company, and actively develop new technology and new product through research and development.

Results of Operations

Three and Nine Months Ending September 30, 2016 Compared to September 30, 2015

Revenue:

For the three months ending September 30, 2016 and 2015, revenues were $149,021 and $57,761 respectively, for an increase of $91,260 over the same period in 2015. For the nine months ending September 30, 2016 and 2015 revenues were $455,017 and $58,275 respectively, for an increase of $396,742 over the same period in 2015. The increase in revenue is a mainly due to the company was still in development stage and had not started material production.

Cost of Goods Sold:

Cost of goods sold for the three months ending September 30, 2016 and 2015 were $125,418 and $84,009 respectively, for an increase of $41,409 over the same period in 2015. Cost of goods sold for the nine months ending September 30, 2016 and 2015 were $374,849 and $84,757 respectively, for an increase of $290,092 over the same period in 2015. This increase is mainly due to the plant barely had started manufacture referenced above.

Gross Profit:

Gross profit was $23,603 and ($26,248) for the three months ending September 30, 2016 and 2015, an increase of $49,851 over the same period in 2015. The gross profit margin as a percent of sales for the three months ending September 30, 2016 and 2015 was 16% and (45%) respectively for an increase period to period. The reason for the change of negative margin to positive margin is that the Company was not start operation till December 2015, but the production line workers were trained months prior to December 2015, and salaries of the production line workers were included in the cost of goods sold.

Gross profit was $80,168 and ($26,482) for the nine months ending September 30, 2016 and 2015, an increase of $106,650 over the same period in 2015. The gross profit margin as a percent of sales for the nine months ending September 30, 2016 and 2015 was 18% and (45%) respectively for an increase period to period. The reason for the change of negative margin to positive margin is the same as explanations in preceding paragraph.

Operating Expenses:

Operating expenses for the three-month period ended September 30, 2016 and 2015 were $143,903 and $19,739 respectively for an increase of $124,164 (629%) from the same period prior year. The major expenses for the three-month period ended September 30, 2016 and 2015 consist of payroll, professional fees and depreciation. For three-month ended September, 30, 2016, payroll was $17,408, professional fee was $68,208 and depreciation was $50,331. For three-month ended September 30, 2015, the major expenses consist payroll of $7,753, and selling expenses of $4,898

Operating expenses for the nine-month period ended September 30, 2016 and 2015 were $411,704 and $183,376 respectively for an increase of $228,328 (125%) from the same period prior year. The major expenses for the nine-month period ended September 30, 2016 and 2015 consist payroll, professional fee and depreciation. Payroll was$43,265, professional fee was $174,184 and depreciation was $148,167 for nine-month ended September 30, 2016. For nine-month ended September 30, 2015, payroll was $28,153 and depreciation was $140,963.

Other Income (Expense):

Other income (expense) for the three months ended September 30, 2016 and 2015 was ($392) and ($47,234) respectively for a decrease of $46,842 over the same period in 2015. The main reason for the decrease is due to the Company paid off the short-term loan from bank on June 2016.

Other income (expense) for the nine months ended September 30, 2016 and 2015 was ($35,162) and ($94,784), respectively for a decrease of $59,623 over the same period in 2015.

Liquidity and Capital Resources

The Company suffered recurring losses from operations and has an accumulated deficit of $532,393 at September 30, 2016. The Company has a cash balance of $6,256 and negative working capital of $2,832,994as of September 30, 2016. The Company has incurred losses of $366,698 and $304,642 for the nine months ended September 30, 2016 and 2015, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Net cash provided by operating activities for the nine months ended September 30, 2016 amounted to $113,802, which mainly consisted of the following:  Net loss of $366,698 from operations plus the following; 1) an increase in accounts payable and accrued expenses of $402,185; 2) decrease in prepaid expense of $139,336; offset by 1) an increase in account receivable of $54,259; and 2) increase in another receivable of $13,431. Net cash used in operating activities for the nine months ended September 30, 2015 amounted to $(133,677), which mainly consisted of the following:  Net loss of $304,642 from operations plus the following; 1) an increase in accounts payable and accrued expenses of $1,556,002; 2) an increase in other payable of 199,071; 3) an increase in customer deposit of $280,610; offset by 1) an increase in prepaid expense of $1,798,501; and 2) increase in inventory of $98,017.

Net cash used in investing activities for the nine months ended September 30, 2016 amounted to $479,004, which mainly consisted of the purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2015 amounted to $774,314, which mainly consisted of the purchase of property and equipment of $444,651 and the purchase of land use rights of $329,664.

Net cash provided by financing activities for the nine months ended September 30, 2016 amounted to $350,130, which mainly consisted of the increase of other payable-related party of $1,414,203; offset by repayment of loan of $1,064,073. Net cash provided by financing activities for the nine-month ended September 30, 2015 was $773,556 which was due to increased advance from related parties.

Capital Resources

Over the next twelve months, management believes there will not be sufficient working capital obtained from operations due to the Company in its early development stage.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. Quantitative and Qualitative Disclosures about Mark Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

As of September 30, 2016, we conducted an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2016.

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

Similarly, the Shandong Confucian Biologic Co., Ltd. operation also has a material weakness due to lack of segregation of duties. Its size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. We have retained an outside professional firm to assist in the separation of duties on an ongoing basis. The use of the outside firm has proven successful in assisting in the separation of duties.

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

PART II. OTHER INFORMATION

ITEM 1.        Legal Proceedings

None

ITEM 1A – RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Industry

Our businesses are subject to fluctuations in operating results due to general economic conditions, specific economic conditions in the industries in which it operates and other external forces.

Our businesses and operations could be affected by the following, among other factors:

-	changes in general economic conditions and specific conditions in industries in which our businesses operate that can result in the deferral or reduction of purchases by end-use customers;

-	the effects of terrorist activity and international conflicts, which could lead to business interruptions;

-	the size, timing and cancellation of significant orders, which can be non-recurring;

-	market acceptance of new products and product enhancements;

-	announcements, introductions and transitions of new products by us or our competitors;

-	deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;

-	changes in pricing in response to competitive pricing actions;

-	supply constraints;

-	the level of expenditures on research and development and sales and marketing programs;

-	our ability to achieve targeted cost reductions;

-	rising interest rates; and

-	excess facilities.

The loss of Shandong Confucian Biologics as our operating business would have a material adverse effect on our business and the price of our common stock.

We have no equity ownership interest in Shandong Confucian Biologics. Our ability to control Shandong Confucian Biologics and consolidate its financial results is through a series of contractual agreements between it and YibaoHK. Management of Shandong Confucian Biologics is affiliates of us and the stockholders of Shandong Confucian Biologics are also our stockholders. Thus the VIE Agreements were not entered into as a result of arms’ length negotiations because the parties to the agreement are under common control. Ms. Song, our CEO and Chairman has control over of the shares of Shandong Confucian Biologics and of our common stock.  The VIE Agreements may be terminated upon the termination of the business of Shandong Confucian Biologics. Any other termination would be a breach of the agreement. While the Company believes that the VIE Agreements are legal and enforceable under PRC law, these affiliates control the parties to the VIE Agreements and it could be possible for them to cause Shandong Confucian Biologics to breach the VIE Agreements and our unaffiliated investors would have little or no recourse because of the inherent difficulties in enforcing their rights since all our assets are located in the PRC. (See, PRC laws and regulations governing Shandong Confucian Biologics' current business are sometimes vague and uncertain.) In the event that management of Shandong Confucian Biologics decides to breach the VIE Agreements, the risk of loss of the affiliated shareholders of Shandong Confucian Biologics could be lower than unaffiliated investors and the interests of the management and shareholders of Shandong Confucian Biologics would be in conflict with the interest of our other stockholders.

Shandong Confucian Biologics’ failure to compete effectively may adversely affect our ability to generate revenue.

Shandong Confucian Biologics competes with other companies, many of whom are developing or can be expected to develop products similar to Shandong Confucian Biologics. Shandong Confucian Biologics’ market is a large market with many competitors. Many of its competitors are more established than Shandong Confucian Biologics is, and have significantly greater financial, technical, marketing and other resources than it presently possess. Some of Shandong Confucian Biologics’ competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We cannot assure you that Shandong Confucian Biologics will be able to compete effectively with current or future competitors or that the competitive pressures it faces will not harm it business.

We may not be able to effectively control and manage the growth of Shandong Confucian Biologics.

If Shandong Confucian Biologics’ business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. An expansion would increase demands on its existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect its operations and cause delay in production and delivery of its pharmaceutical prescription, over the counter and medical nutrient products as well as administrative inefficiencies.

We may require additional financing in the future and a failure to obtain such required financing will inhibit Shandong Confucian Biologics’ ability to grow.

The continued growth of Shandong Confucian Biologics’ business may require additional funding from time to time which we expect to raise in private placements of our equity or debt securities with accredited investors or by offering our securities for sale pursuant to an effective registration statement on a market where our common stock is traded. The proceeds of these funding will be forwarded to Shandong Confucian Biologics and accounted for as a loan to Shandong Confucian Biologics and eliminated during consolidation. The proceeds would be used for general corporate purposes of Shandong Confucian Biologics, which could include acquisitions, investments, repayment of debt and capital expenditures among other things. We may also use the proceeds to repurchase our capital stock or for our corporate overhead expenses. If we borrow funds we expect to be the primary obligor on any debt. Obtaining additional funding would be subject to a number of factors including market conditions, operating performance and investor sentiment, many of which are outside of our control. These factors could make the timing, amount, terms and conditions of additional funding unattractive or unavailable to us.

Our management believes that Shandong Confucian Biologics currently has sufficient funds from working capital to meet its current operating costs over the next 12 months.

The terms of any future financing may adversely affect your interest as stockholders.

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in us. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of Shandong Confucian Biologics' business more difficult because the lender's consent could be required before we take certain actions. Similarly the terms of any equity securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in us.

We may engage in future acquisitions that could dilute the ownership interests of our stockholders, cause us to incur debt and assume contingent liabilities.

We may review acquisition and strategic investment prospects that we believe would complement the current product offerings of Shandong Confucian Biologics, augment its market coverage or enhance its technical capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses and expect to make investments in, and to acquire, businesses, products, or technologies in the future. We expect that when we raise funds from investors for any of these purposes we will be either the issuer or the primary obligor while the proceeds will be forwarded to Shandong Confucian Biologics and accounted for as a loan to Shandong Confucian Biologics and eliminated during consolidation. In the event of any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	assume contingent liabilities; or

•	expend significant cash.

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if  we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

•	difficulties in the assimilation of acquired operations, technologies and/or products;

•	unanticipated costs associated with the acquisition or investment transaction;

•	the diversion of management’s attention from other business concerns;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which Shandong Confucian Biologics has no or limited prior experience;

•	the potential loss of key employees of acquired organizations; and

•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

We cannot ensure that we will be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire in the future and our failure to do so could have a material adverse effect on our and/or Shandong Confucian Biologics' business, operating results and financial condition.

We are responsible for the indemnification of our officers and directors.

Our certificate of incorporation provides for the indemnification and/or exculpation of our directors, officers, employees, agents and other entities which deal with it to the maximum extent provided, and under the terms provided, by the laws and decisions of the courts of the state of Nevada. Since we do not hold any indemnification insurance, these indemnification provisions could result in substantial expenditures, which we may be unable to recoup, which could adversely affect our business and financial conditions. Xiuhua Song, our Chairman of Board, President, Chief Executive Officer, and Chief Financial Officer are key personnel with rights to indemnification under our certificate of incorporation.

We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate.

We are constantly striving to improve our internal accounting controls. We expect to continue to improve our internal accounting control for budgeting, forecasting, managing and allocating our funds and to better account for them as we grow. There is no guarantee that such improvements will be adequate or successful or that such improvements will be carried out on a timely basis. If we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under US securities laws.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. The SEC extended the compliance dates for "non-accelerated filers," as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2007 fiscal year and the attestation requirement of management's assessment by our independent registered public accountants will first apply to our annual report for the 2009 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We have not yet evaluated our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as will be required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC. We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which will initially apply to us as of December 31, 2007 and December 31, 2009 respectively. Our lack of familiarity with Section 404 may unduly divert management's time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management's report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities. So far, our external auditors have not reported to our board of directors any significant weakness on our internal control and provided recommendations accordingly.

Shandong Confucian Biologics is Dependent On Certain Key Personnel And Loss Of These Key Personnel Could Have A Material Adverse Effect On Our and Shandong Confucian Biologics' Business, Financial Condition And Results Of Operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and manufacturing expertise of key personnel at Shandong Confucian Biologics. Xiuhua Song, our President, Chief Executive Officer and Chairman of the Board, performs key functions in the operation of our and Shandong Confucian Biologics' business. There can be no assurance that Shandong Confucian Biologics will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. Shandong Confucian Biologics must attract, recruit and retain a sizeable workforce of technically competent employees. We do not carry key man life insurance for any of our key personnel or personnel at Shandong Confucian Biologics nor do we foresee purchasing such insurance to protect against a loss of key personnel and the key personnel of Shandong Confucian Biologics.

We and Shandong Confucian Biologics are dependent upon the services of Mrs. Song, for the continued growth and operation of our company because of his experience in the industry and his personal and business contacts in China. Neither we nor Shandong Confucian Biologics have an employment agreement with Mrs. Song and do not anticipate entering into an employment agreement in the foreseeable future. Although we have no reason to believe that Mrs. Song will discontinue her services with us or Shandong Confucian Biologics, the interruption or loss of his services would adversely affect our ability to effectively run Shandong Confucian Biologics' business and pursue its business strategy as well as our results of operations.

Shandong Confucian Biologics may not be able to hire and retain qualified personnel to support its growth and if it is unable to retain or hire these personnel in the future, its ability to improve its products and implement its business objectives could be adversely affected.

Competition for senior management and senior personnel in the PRC is intense, the pool of qualified candidates in the PRC is very limited, and Shandong Confucian Biologics may not be able to retain the services of its senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. This failure could materially and adversely affect our future growth and financial condition. Shandong Confucian Biologics expects to hire additional sales and plant personnel throughout fiscal year 2016 in order to accommodate its growth.

If Shandong Confucian Biologics fails to increase its brand recognition, it may face difficulty in obtaining new customers and business partners.

We believe that establishing, maintaining and enhancing Shandong Confucian Biologics’ brand in a cost-effective manner is critical to achieving widespread acceptance of Shandong Confucian Biologics’ current and future products and services and is an important element in Shandong Confucian Biologics' effort to increase its customer base and obtain new business partners. We believe that the importance of brand recognition will increase as competition in Shandong Confucian Biologics’ market develops. Some of Shandong Confucian Biologics’ potential competitors already have well-established brands in the pharmaceutical promotion and distribution industry. Successful promotion of Shandong Confucian Biologics’ brand will depend largely on its ability to maintain a sizeable and active customer base, its marketing efforts and its ability to provide reliable and useful products and services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses Shandong Confucian Biologics incurs in building its brand. If Shandong Confucian Biologics fails to successfully promote and maintain its brand, or if Shandong Confucian Biologics incurs substantial expenses in an unsuccessful attempt to promote and maintain its brand, it may fail to attract enough new customers or retain its existing customers to the extent necessary to realize a sufficient return on its brand-building efforts, in which case Shandong Confucian Biologics' business, operating results and financial condition, further ours would be materially adversely affected.

Shandong Confucian Biologics' operating results may fluctuate as a result of factors beyond its control.

Shandong Confucian Biologics' operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond its control. These factors include:

•	the costs of raw material and development;

•	the relative speed and success with which Shandong Confucian Biologics can obtain and maintain customers, merchants and vendors for its products;

•	capital expenditures for equipment;

•	marketing and promotional activities and other costs;

•	changes in Shandong Confucian Biologics’ pricing policies, suppliers and competitors;

•	the ability of Shandong Confucian Biologics’ suppliers to provide products in a timely manner to its customers;

•	changes in operating expenses;

•	increased competition in Shandong Confucian Biologics’ markets; and

•	other general economic and seasonal factors.

Shandong Confucian Biologics faces risks related to product liability claims.

Shandong Confucian Biologics does not maintain product liability insurance. It faces the risk of loss because adverse publicity associated with product liability lawsuits, whether or not such claims are valid. It may not be able to avoid such claims. Although product liability lawsuits in the PRC are rare, and Shandong Confucian Biologics has not to date experienced significant failure of its products, there is no guarantee that it will not face such liability in the future. This liability could be substantial and the occurrence of such loss or liability may have a material adverse effect on its business, financial condition and prospects.

Shandong Confucian Biologics faces marketing risks.

Newly developed dietary supplements and technologies may not be compatible with market needs. Because markets for drugs differentiate geographically inside China, Shandong Confucian Biologics must develop and manufacture its products to accurately target specific markets to ensure product sales. If Shandong Confucian Biologics fails to invest in extensive market research to understand the health needs of consumers in different geographic areas, it may face limited market acceptance of its products, which could have material adverse effect on its sales and earnings.

We face risks relating to difficulty in defending intellectual property rights from infringement.

Our success depends on protection of the current and future technologies and products of Shandong Confucian Biologics and its ability to defend its intellectual property rights. Shandong Confucian Biologics has filed for copyright protection for the various names and brands of its products sold in the PRC. However, it is possible for its competitors to develop similar competitive products even though it has taken steps to protect its intellectual property. If we fail to protect Shandong Confucian Biologics’ intellectual property adequately, competitors may manufacture and market products similar to Shandong Confucian Biologics.

Shandong Confucian Biologics also relies on trade secrets, non-patented proprietary expertise and continuing technological innovation that it shall seek to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees and consultants. These agreements may be breached and there may not be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Moreover, its trade secrets and proprietary technology may otherwise become known or be independently developed by its competitors. If patents are not issued with respect to products arising from research, Shandong Confucian Biologics may not be able to maintain the confidentiality of information relating to these products.

We face risks relating to third parties that may claim that Shandong Confucian Biologics infringes on their proprietary rights and may prevent Shandong Confucian Biologics from manufacturing and selling certain of its products.

There has been substantial litigation in the pharmaceutical industry with respect to the manufacturing, use and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We and/or Shandong Confucian Biologics may be required to commence or defend against charges relating to the infringement of patent or proprietary rights. Any such litigation could:

•	require Shandong Confucian Biologics or us to incur substantial expense, even if covered by insurance or are successful in the litigation;

•	require Shandong Confucian Biologics to divert significant time and effort of its technical and management personnel;

•	result in the loss of Shandong Confucian Biologics’ rights to develop or make certain products; and

•	require Shandong Confucian Biologics or us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties.

Although patent and intellectual property disputes within our have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include the long-term payment of royalties. These arrangements may be investigated by regulatory agencies and, if improper, may be invalidated. Furthermore, the required licenses may not be made available to Shandong Confucian Biologics on acceptable terms. Accordingly, an adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent Shandong Confucian Biologics from manufacturing and selling some of its products or increase its costs to market these products.

In addition, when seeking regulatory approval for some of its products, Shandong Confucian Biologics is required to certify to regulatory authorities, including the SFDA that such products do not infringe upon third party patent rights. Filing a certification against a patent gives the patent holder the right to bring a patent infringement lawsuit against Shandong Confucian Biologics. Any lawsuit would delay the receipt of regulatory approvals. A claim of infringement and the resulting delay could result in substantial expenses and even prevent Shandong Confucian Biologics from manufacturing and selling certain of its products.

Shandong Confucian Biologics’ launch of a product prior to a final court decision or the expiration of a patent held by a third party may result in substantial damages to Shandong Confucian Biologics or us. If Shandong Confucian Biologics is found to infringe a patent held by a third party and become subject to such damages, these damages could have a material adverse effect on the results of its operations and financial condition.

We face risks related to research and the ability to develop new products.

Our growth and survival depends on Shandong Confucian Biologics’ ability to consistently discover, develop and commercialize new products and find new and improve on existing technologies and platforms. As such, if Shandong Confucian Biologics fails to make sufficient investments in research, be attentive to consumer needs or does not focus on the most advanced technologies, its current and future products could be surpassed by more effective or advanced products of other companies.

Risk Related To Shandong Confucian Biologics’ Industry

Shandong Confucian Biologics’ certificates, permits, and licenses related to its operations are subject to governmental control and renewal and failure to obtain renewal will cause all or part of its operations to be terminated.

Shandong Confucian Biologics is subject to various PRC laws and regulations pertaining to our industry. Shandong Confucian Biologics has attained certificates, permits, and licenses required for the operation of a dietary supplement enterprise and the manufacturing of our products in the PRC.

Shandong Confucian Biologics intends to apply for renewal of these health food production permits prior to expiration. During the renewal process, Shandong Confucian Biologics will be re-evaluated by the appropriate governmental authorities and must comply with the then prevailing standards and regulations which may change from time to time. In the event that it is not able to renew the certificates, permits and licenses, all or part of its operations may be terminated. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of its operations, it may adversely affect its operation and our profitability.

According to Drug Administration Law of the PRC and its implemental rules, SFDA approvals may be suspended or revoked prior to the expiration date under circumstances that include:

•	producing counterfeit medicine,

•	producing inferior quality products

•	failing to meet the drug GMP standards;

•	purchasing medical ingredients used in the production of products sources that do not have t Pharmaceutical Manufacturing Permit or Pharmaceutical Trade Permit;

•	fraudulent reporting of results or product samples in application process,

•	failing to meet drug labeling and direction standards,

•	bribing doctors or hospital personnel to entice them to use products,

•	producing pharmaceuticals for use or resale by companies that are not approved by the SFDA, or

•	the approved drug has a serious side effect.

If Shandong Confucian Biologics’ pharmaceutical products fail to receive regulatory approval or are severely limited in these products' scope of use, it may be unable to recoup considerable research and development expenditures.

Shandong Confucian Biologics’ research and development of pharmaceutical products is subject to the regulatory approval of the SFDA in China. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of resources not currently available; in such an event, it may be necessary for Shandong Confucian Biologics to abandon its application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of Shandong Confucian Biologics’ product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures.

Price control regulations may decrease Shandong Confucian Biologics' profitability.

The laws of the PRC provide for the government to fix and adjust prices. The prices of certain medicines Shandong Confucian Biologics distributes, including those listed in the Chinese government's catalogue of medications that are reimbursable under China's social insurance program, or the Insurance Catalogue, are subject to control by the relevant state or provincial price administration authorities. The PRC establishes price levels for products based on market conditions, average industry cost, supply and demand and social responsibility. In practice, price control with respect to these medicines sets a ceiling on their retail price. The actual price of such medicines set by manufacturers, wholesalers and retailers cannot historically exceed the price ceiling imposed by applicable government price control regulations. Although, as a general matter, government price control regulations have resulted in drug prices tending to decline over time, there has been no predictable pattern for such decreases.

None of our products are subject to price controls. It is possible that products may be subject to price control, or that price controls may be increased in the future. To the extent that Shandong Confucian Biologics’ products are subject to price control, its revenue, gross profit, gross margin and net income will be affected since the revenue we derive from Shandong Confucian Biologics’ sales will be limited and it may face no limitation on its costs. Further, if price controls affect both Shandong Confucian Biologics’ revenue and costs, its ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

Adverse publicity associated with Shandong Confucian Biologics' products, ingredients or network marketing program, or those of similar companies, could harm its financial condition and operating results.

The results of Shandong Confucian Biologics’ operations may be significantly affected by the public's perception of Shandong Confucian Biologics’ product and similar companies. This perception is dependent upon opinions concerning:

•	the safety and quality of its products and ingredients;

•	the safety and quality of similar products and ingredients distributed by other companies; and

•	its sales force.

Adverse publicity concerning any actual or purported failure of Shandong Confucian Biologics to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, or other aspects of Shandong Confucian Biologics’ business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on the goodwill of Shandong Confucian Biologics and could negatively affect its sales and ability generate revenue.

In addition, Shandong Confucian Biologics’ consumers' perception of the safety and quality of its products and ingredients as well as similar products and ingredients distributed by other companies can be significantly influenced by media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning Shandong Confucian Biologics’ products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers' use or misuse of Shandong Confucian Biologics’ products, that associates consumption of its products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of Shandong Confucian Biologics’ or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could negatively impact its reputation or the market demand for Shandong Confucian Biologics’ products.

If Shandong Confucian Biologics fails to develop new products with high profit margins, and its high profit margin products are substituted by competitor's products, our gross and net profit margins will be adversely affected.

There is no assurance that Shandong Confucian Biologics will be able to sustain its profit margins in the future. The supplement industry is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the price of raw materials. In addition, the supplement industry in China is highly competitive and new products are constantly being introduced to the market. In order to increase the sales of Shandong Confucian Biologics’ products and expand its market, it may be forced to reduce prices in the future, leading to a decrease in gross profit margin. The research and development of new products and technologies is costly and time consuming, and there are no assurances that Shandong Confucian Biologics’ research and development of new products will either be successful or completed within the anticipate timeframe, if ever at all. There is no assurance that Shandong Confucian Biologics’ competitors' new products, technologies, and processes will not render its existing products obsolete or non-competitive. To the extent that Shandong Confucian Biologics fails to develop new products with high profit margins and its high profit margin products are substituted by competitors' products, our gross profit margins will be adversely affected.

Risks Related To Doing Business In The PRC

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

Shandong Confucian Biologics’ business operations may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the mid-1900s and is controlled by the Communist Party of China. The Chinese government exerts substantial influence and control over the manner in which we and it must conduct our business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since 1988. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, particularly the pharmaceutical industry, through regulation and state ownership. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

The PRC's economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case.

A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

The PRC laws and regulations governing Shandong Confucian Biologics’ current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm its business.

The PRC laws and regulations governing Shandong Confucian Biologics’ current business operations are sometimes vague and uncertain. The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing its business, or the enforcement and performance of its arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on its businesses. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking Shandong Confucian Biologics’ business and other licenses;

•	requiring that we restructure its ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

A slowdown, inflation or other adverse developments in the PRC economy may harm Shandong Confucian Biologics’ customers and the demand for Shandong Confucian Biologics’ services and products.

All of Shandong Confucian Biologics’ operations are conducted in the PRC and all of its revenues are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for its products and harm Shandong Confucian Biologics’ business.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for Shandong Confucian Biologics’ products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may harm its profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People's Bank of China, the PRC's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase its costs and also reduce demand for its products.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also in the future restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may harm your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Shandong Confucian Biologics’ operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Shandong Confucian Biologics’ business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

PRC state administration of foreign exchange ("SAFE") regulations regarding offshore financing activities by PRC residents which may increase the administrative burden we face. The failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

SAFE, issued a public notice ("SAFE #75") effective from November 1, 2005, which requires registration with SAFE by the PRC resident shareholders of any foreign holding company of a PRC entity. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise.

In October 2005, SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice, which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an "offshore special purpose company," for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

It is unclear whether our other PRC resident shareholders must make disclosure to SAFE. We believe that only PRC resident shareholders who receive ownership of the foreign holding company in exchange for ownership in the PRC operating company are subject to SAFE #75, there can be no assurance that SAFE will not require our other PRC resident shareholders to register and make the applicable disclosure. In addition, SAFE #75 requires that any monies remitted to PRC residents outside of the PRC be returned within 180 days; however, there is no indication of what the penalty will be for failure to comply or if shareholder non-compliance will be considered to be a violation of SAFE #75 by us or otherwise affect us.

In the event that the proper procedures are not followed under SAFE #75, we could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions. Our PRC resident shareholders could be subject to fines, other sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.

The PRC's legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in the PRC. However, the PRC's system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the PRC lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the PRC judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC's legal system is based on the civil law regime, that is, it is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC's political, economic or social life, will not affect the PRC government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on Shandong Confucian Biologics’ business and prospects.

The practical effect of the PRC legal system on Shandong Confucian Biologics’ business operations in the PRC can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices, which are not consistent with U.S. generally accepted accounting principles. PRC's accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. While the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises

Any Recurrence Of Severe Acute Respiratory Syndrome, Or SARS, Or Another widespread public health problem, could harm Shandong Confucian Biologics’ Operations.

A renewed outbreak of SARS or another widespread public health problem (such as bird flu) in the PRC, where all of our revenues are derived, could significantly harm Shandong Confucian Biologics’ operations. Shandong Confucian Biologics’ operations may be impacted by a number of health-related factors, including quarantines or closures of some of its offices that would adversely disrupt its operations. Any of the foregoing events or other unforeseen consequences of public health problems could significantly harm its operations.

Because Our Principal Assets Are Located Outside Of The United States And Most Of Our Directors And All Of Our Officers Reside Outside Of The United States, It May Be Difficult For You To Enforce Your Rights Based On U.S. Federal Securities Laws Against Us And Our Officers Or To Enforce U.S. Court Judgment Against Us Or Them In The PRC.

Most of our directors and all of our officers reside outside of the United States. In addition, Shandong Confucian Biologics’ operating company is located in the PRC and substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

RISKS RELATED TO OUR COMMON STOCK.

Our Officers And Directors Control Us Through Their Positions And Stock Ownership And Their Interests May Differ From Other Stockholders.

Our officers and directors beneficially own approximately 92% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mrs. Song's interests may differ from those of other stockholders. Furthermore, ownership of 92% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price.

We Are Not Likely To Pay Cash Dividends In The Foreseeable Future.

We intend to retain any future earnings for use in the operation and expansion of Shandong Confucian Biologics' business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

Our common stock is illiquid and subject to price volatility unrelated to Shandong Confucian Biologics’ operations.

If a market for our common stock does develop, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve Shandong Confucian Biologics’ planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting Shandong Confucian Biologics or its competitors. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Investors May Have Difficulty Liquidating Their Investment Because Our Common Stock Is Subject To The "Penny Stock" Rules, Which Require Delivery Of A Schedule Explaining The Penny Stock Market And The Associated Risks Before Any Sale.

Our common stock may be subject to regulations prescribed by the SEC relating to "penny stocks." The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Legal remedies, which may be available to the investor, are as follows:

•	If penny stocks are sold in violation of the investor's rights listed above, or other federal or state securities laws, the investor may be able to cancel his purchase and get his money back.

•	If the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.

•	If the investor has signed an arbitration agreement, however, s/he may have to pursue a claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock and stockholders may have difficulty selling their securities.

A large number of shares will be eligible for future sale and may depress our stock price.

We may be required, under terms of future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them.

Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then-current market price of our common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities, either of which would decrease the value of any earlier investment in our common stock.

We are authorized to issue "blank check" preferred stock, which, if issued without stockholders approval, may adversely affect the rights of holders of our common stock.

We are authorized to issue 50,000,000 shares of preferred stock, of which 974,730 have been issued as Series A Preferred Stock. The Series A Preferred shares are convertible into common shares on a 1:1 ratio at a fixed rate of $3 per share. Preferred shares have no voting rights, have no redemption rights and earn no dividends. Holders of Series A Convertible Preferred Stock are not permitted to convert their stock into common shares until the Company’s market capital reaches $15,000,000. Upon dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of the then outstanding shares of Series A Convertible Preferred Stock shall be entitled to receive out of the assets of the Company the sum of $0.0001 per share (the “Liquidation Rate”) before any payment or distribution shall be made on any other class of capital stock of the Company ranking junior to the Series A Convertible Preferred Stock. This could dilute your ownership.

The Board of Directors is authorized under our Articles of Amendment to provide for the issuance of additional shares of preferred stock by resolution, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued are likely to have priority over the common stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for our company and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of its preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2016, Ms. Xiuhua Song paid USD $225,000 to purchase 3,915,000 shares from the Company.

On August 31, 2016, Standard cancelled 3,915,000 shares of the Company’s common stock in exchange from all of the outstanding shares of H&H Glass.

On August 31, 2016, the Company issued 2,040,000 shares to Yibaoccyb Shareholders in exchange for 51% of the common stock of Yibaoccyb.

ITEM 3.       Defaults Upon Senior Securities

Not Applicable

ITEM 4.        Mine Safety Disclosures

None

ITEM 5.       Other Information

None

ITEM 6.        Exhibits

a) Exhibits

2.1	Share Exchange Agreement among IPLO, Yibaoccyb and Xiuhua Song dated July 1, 2016 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2016.)
10.1	Stock Purchase Agreement between IPLO and Xiuhua Song dated May 15, 2016. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2016.)
10.2	Stock Purchase Agreement among IPLO, Standard Resources Ltd., and H&H Glass Inc. dated July 1, 2016. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2016.)
10.3	Consulting Services Agreement between YibaoHK and Shandong Confucian Biologics Co. Ltd dated August 31, 2016 (Incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.4	Equity Pledge Agreement between YibaoHK, Shandong Confucian Biologics Co. Ltd and the owners of Shandong Confucian Biologics Co. Ltd dated August 31, 2016 (Incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.5	Operating Agreement between YibaoHK, Shandong Confucian Biologics Co. Ltd and the owners of Shandong Confucian Biologics Co. Ltd dated August 31, 2016 (Incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.6	Voting Rights and Proxy Agreement between YibaoHK, Shandong Confucian Biologics Co. Ltd and the owners of Shandong Confucian Biologics Co. Ltd dated August 31, 2016 (Incorporated by reference to Exhibit 99.9 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.7	Option Agreement between YibaoHK, Shandong Confucian Biologics Co. Ltd and the owners of Shandong Confucian Biologics Co. Ltd dated August 31, 2016 (Incorporated by reference to Exhibit 99.10 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Packaging and Logistics Group, Inc.

(Registrant)

Dated: November 21, 2016	By:	/s/ Xiuhua song
Xiuhua Song
Chief Executive Officer
Principal Financial Officer and Director

