Form 10-Q
period 2017-03-31
YBCC, Inc.
filed 2017-06-16
CIK 822997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017 or

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

91748

(Zip Code)

(626) 213-3945

(Registrant’s Telephone Number, Including Area Code)

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

☒ Yes          ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

☐ Yes       ☒ No

The number of shares outstanding of the Issuer’s common stock as of June 15, 2017 was 9,894,214.

YBCC, Inc.

and Subsidiaries

FORM 10-Q for the Quarter Ended March 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ybcc, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)	(restated)
Assets
Current assets
Cash	$256,726	$339,147
Accounts receivable, net	14,762	149,765
Other receivable	111,337	102,122
Advance to suppliers	154,038	94,799
Prepaid expenses	60,014	40,858
Inventory, net	248,968	149,844
Total current assets	845,845	876,535

Property, plant and equipment, net	2,494,901	2,518,243

Intangible assets, net	697,433	695,109

Other assets
Deferred costs	21,508	14,792
Deposits	11,854	11,635
Total other assets	33,362	26,427
Total assets	$4,071,541	$4,116,314

Liabilities and Equity
Current liabilities
Accounts payable	$62,639	$69,606
Accrued expenses	86,303	71,395
Customer deposits	113,425	22,401
Customer deposits-related party	–	34,378
Taxes payable	70,558	60,963
Other payable	592,285	486,910
Other payable- related party	2,514,224	2,559,476
Total current liabilities	3,439,434	3,305,129
Total liabilities	3,439,434	3,305,129
Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,730 shares of series A issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	98	98
Common stock: $0.001 par value, 900,000,000 shares authorized, 9,894,214 and 6,894,214 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	9,894	6,894
Additional paid-in capital	1,162,328	865,328
Subscription received in advance	–	300,000
Accumulated foreign currency exchange loss	(53,935)	(56,689)
Accumulated deficit	(757,434)	(608,739)
Total YBCC, Inc. stockholders' equity	360,951	506,892
Non-controlling interest	271,156	304,293
Total equity	632,107	811,185
Total liabilities and equity	$4,071,541	$4,116,314

See accompanying notes to these unaudited consolidated financial statements ybcc, inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For The Three Months Ended
	March 31,
	2017	2016
Sales revenue	$280,430	$161,746

Cost of goods sold	278,526	151,090

Gross profit	1,904	10,656

Operating expenses
Selling expenses	7,996	5,330
General and administrative expenses	181,383	53,094
Total operating expenses	189,379	58,424
Loss from operations	(187,475)	(47,768)

Other income (expenses)
Other income	2,969	7,646
Interest income (expense)	29	(22,318)
Total other income (expenses)	2,998	(14,672)

Loss before income taxes	(184,477)	(62,440)
Provision for income taxes	–	–

Net loss	(184,477)	(62,440)

Less: net loss attributable to non-controlling interest	(35,782)	(30,595)
Net loss attributable to the Company	$(148,695)	$(31,845)

Net loss	$(184,477)	$(62,440)
Other comprehensive loss
Foreign currency translation gain	5,399	3,494
Comprehensive loss	(179,078)	(58,946)

Less: comprehensive gain attributable to non-controlling interest	2,646	1,712
Net comprehensive loss to the Company	$(181,724)	$(60,658)

Loss per weighted average share of common stock-basic and diluted	$(0.02)	$(0.01)
Weighted average shares outstanding - basic and diluted	9,827,547	4,054,214

See accompanying notes to these unaudited consolidated financial statements ybcc, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(184,477)	$(62,440)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	48,914	50,631
Amortization	3,714	3,910
Changes in operating assets and liabilities:
Accounts receivable	136,263	3,487
Other receivable	(8,327)	(28,355)
Advance to suppliers	(58,397)	(16,485)
Prepaid expenses	(19,128)	(1,448)
Inventory	(97,792)	(8,068)
Deposits	(145)	(1,590)
Accounts payable	(7,571)	3,442
Accrued expenses	14,666	9,401
Customer deposit	90,802	28,521
Customer deposit– related party	(34,666)	–
Tax payable	9,064	–
Other payable	101,114	61,168
Net cash provided by (used in) operating activities	(5,966)	42,174

Cash flows from investing activities:
Deferred cost	(6,586)	167,776
Purchase of property and equipment	(3,751)	(219,033)
Net cash used in investing activities	(10,337)	(51,257)

Cash flows from financing activities:
Advance from (repayment to) related party	(66,376)	94,542
Net cash provided by (used in) financing activities	(66,376)	94,542

Effect of currency translation on cash	258	1,312

Net increase (decrease) in cash and cash equivalents	(82,421)	86,771
Cash and cash equivalents at beginning of period	339,147	21,747
Cash and cash equivalents at end of period	$256,726	$108,518

Supplementary Disclosures of Cash Flow
Cash paid during the period for:
Interest	$–	$22,318
Income taxes	$–	$–

Non-cash investing and financing activities
Issuance of common stock for subscription received previously	$300,000	$–

See accompanying notes to these unaudited consolidated financial statements ybcc, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

The Exchange Agreement was completed on August 31, 2016 concurrent with the H&H Vend Out. The Company issued 2,040,000 shares of the Company’s common stock (the “IPLO Shares”) to the Yibaoccyb Shareholders in exchange for 51% of the common stock of Yibaoccyb.

On December 22, 2016, the Company amended its Certificate of Incorporation (the “Amendment”). As a result of the Amendment, the Company’s corporate name was changed from International Packaging and Logistics Group, Inc. to YBCC, Inc.

Yibaoccyb is a limited liability company incorporated under the laws of the British Virgin Islands on May 30, 2016. Other than all the issued and outstanding shares of YibaoHK, Yibaoccyb has no other assets or operations.

YibaoHK is a limited liability company incorporated under the laws of the Hong Kong on June 15, 2016, which was formed by Yibaoccyb.

Confucian was founded on October 31, 2012. Confucian is in the Food Industrial Park inside the economic development Zone of JinXiang County, Jining City in the province of Shandong in China.

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

Details of the Company’s structure as of March 31, 2017 is as follow:

Reverse Merger Accounting – Since YBCC and Yibaoccyb were entities under Mrs. Song’s common control prior to the share exchange, the transaction was accounted for as a restructuring transaction in accordance with generally accepted accounting principles in the United States ("GAAP"). YBCC has recast prior period unaudited consolidated financial statements to reflect the conveyance of Yibaoccyb’s common shares as if the restructuring transaction had occurred as of the earliest date of the unaudited consolidated financial statements.

Basis of Accounting and Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation - The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. Confucian’s functional currency is Chinese Yuan (CNY), however, the accompanying unaudited consolidated financial statements have been re-measured and presented in United States Dollars ($).

The unaudited consolidated financial statements include the accounts of YBCC and its subsidiaries. The Company’s subsidiaries include 51% of Yibaoccyb, YibaoHK and Confucian, of which 49% of Yibaoccyb’s consolidated operating results was shown in non-controlling interest on the consolidated balance sheets.

Intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates - The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimate and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates reflected in the consolidated financial statements include allowance for doubtful accounts, allowance for inventory, depreciation, useful lives of property and equipment, deferred income taxes, useful life of intangible assets, and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the unaudited consolidated financial statements in the period they are determined to be necessary.

Cash and Cash Equivalents – For purpose of the unaudited consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents.

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

As of March 31, 2017 and December 31, 2016, accounts receivable was $14,762 and $149,765, respectively. The Company believes that its accounts receivables are fully collectable and determined that an allowance for doubtful accounts was not necessary.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories - Inventory is valued at the lower of cost or market. Cost is determined using first-in, first-out method.

Inventory, comprised principally of finished goods, raw material and packaging material, are valued at the lower of cost or market.

	March 31, 2017	December 31, 2016
Finished goods	$213,666	$7,098
Work in progress	–	106,934
Raw materials	25,337	20,457
Packaging material	9,054	15,088
Supplies	911	267
Total	$248,968	$149,844

The Company periodically estimates an inventory allowance for estimated unmarketable inventories. Inventory amounts are reported net of such allowances, if any. There were no allowances for inventory as of March 31, 2017 and December 31, 2016.

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

Impairment of Long-Live Assets – The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets. There is no impairment of our long-lived assets for the three months ended March 31, 2017 and 2016.

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

In accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB ASC Topic 740”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As of March 31, 2017, and December 31, 2016, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

Balance sheet
Balance sheet as of March 31, 2017	RMB 6.88 to US $1.00
Balance sheet as of December 31, 2016	RMB 6.94 to US $1.00
Statement of operation and other comprehensive income
Statement of operation and other comprehensive income for three months ended March 31, 2017	RMB 6.89 to US $1.00
Statement of operation and other comprehensive income for three months ended March 31, 2016	RMB 6.54 to US $1.00

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

Net Earnings (Loss) Per Share – Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic earnings per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive. In this case, the Preferred Shares would not be dilutive since the conversion price is $3.00 and the quoted price is significantly lower than the conversion price. Therefore, there were no dilutive securities for the three months ended March 31, 2017 and 2016, respectively.

Reclassifications – Certain classifications have been made to the prior year consolidated financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

NOte 2 - going concern

The Company sustained net losses of $184,477 and $62,440 during the three months ended March 31, 2017 and 2016, respectively. The Company has accumulated deficit of $754,434 and $608,739 as of March 31, 2017 and December 31, 2016, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOte 3 - concentration of credit risk

We maintain our cash balance in several banks in China and United States. The consolidated cash balances as of March 31, 2017 and December 31, 2016 were $256,726 and $339,147, respectively. The cash balances in China as of March 31, 2017 and December 31, 2016 were $46,000 and $29,156, respectively. The accounts in China were not insured which we believe were exposed to credit risks on cash. As of March 31, 2017, the balance of our US account was $210,726 which did not exceed the federal insured limit of $250,000. As of December 31, 2016, the balance was $309,991 which was in excess of federal insured limit of $250,000 by $59,991.

NOTe 4 - other receivable

Total other receivable consists of balances of VAT receivable of $111,337 and $102,122 as of March 31, 2017 and December 31, 2016, respectively.

NOTe 5 - prepaid expenses

Prepaid expenses were comprised of the following:

	March 31, 2017	December 31, 2016
Prepaid operating expenses	$27,241	$2,497
Professional fees	32,773	38,361
Total	$60,014	$40,858

Note 6 - property, plant and equipment

Property, plant and equipment as of March 31, 2017 and December 31, 2016 are summarized as following:

	March 31, 2017	December 31, 2016
Buildings	$1,754,895	$1,739,780
Vehicles	11,259	11,162
Manufacturing equipment	991,893	982,511
Office equipment	88,662	85,061
Property, plant, and equipment - total	2,846,709	2,818,514
Less: accumulated depreciation	(351,808)	(300,271)
Fixed assets, net	$2,494,901	$2,518,243

For the three months ended March 31, 2017 and 2016, depreciation expense was $48,914 and $50,631, respectively.

note 7 - intangible assets -net

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder to use the land for 50 years and enjoys all the incidents of ownership of the land. As of March 31, 2017, and December 31, 2016, the land use rights net of accumulated amortization was $697,433 and $695,109, respectively. The use term was 50 years.

The summary of land use rights as of March 31, 2017 and December 31, 2016 are summarized as following:

The land use right term	March 31, 2017	December 31, 2016
May, 2013 - Apr. 2063	$523,032	$518,528
Dec. 2015 - Sept. 2065	196,130	194,440
Dec. 2015 – Sept. 2065	23,870	23,664
Intangible assets- total	743,032	736,632
Less: accumulated amortization	(45,599)	(41,523)
Intangible assets, net	$697,433	$695,109

For the three months ended March 31, 2017 and 2016, amortization expense was $3,714 and $3,910, respectively.

NOTE 8 - DEFERRED COSTS

As of March 31, 2017 and December 31, 2016, the Company had paid $21,508 and $14,792 as advances to vendors for equipment purchases, respectively. The Company recorded the advance payments for equipment as deferred costs as of March 31, 2017 and December 31, 2016.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company entered a lease for new office space in City of Industry, California. The lease period started October 1, 2016 and expired on September 1, 2018. On October 1, 2016, the Company started this lease at $2,802 per month from October 1, 2016 to September 1, 2017. From September 2, 2017 to August 31, 2018, the monthly lease will be $2,923, resulting in the following future commitments:

Amount
2017 calendar year	$25,702
2018 calendar year	23,384
Total	$49,086

NOTE 10 - INCOME TAX

At March 31, 2017 and December 31, 2016, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions. The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying statements of operations. There was no accrued interest or penalties as of March 31, 2017 and December 31, 2016.

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination.

Under the Law of People’s Republic of China on Enterprise Income Tax (“EIT Law”), which was effective from January 1, 2008, domestically-owned enterprises and foreign-invested enterprises are subject to a uniform tax rate of 25%. As of March 31, 2017, the Company had net operating losses carry forward of $754,434 that begin expiring in 2018. The potential benefit of the Company’s net operating losses has not been recognized in these financial statements because it is more likely-than-not the Company will not utilize the net operating losses carried forward as it does not expect to generate sufficient taxable income in future or the amount involved is not significant.

	March 31, 2017	December 31, 2016
Deferred Tax Assets and Liabilities:
Net operating loss carry forwards	$754,434	$608,739
Valuation allowance	(754,434)	(608,739)
Net deferred tax assets	$–	$–

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax in the PRC is as follows:

	March 31, 2017	December 31, 2016
Tax expense at statutory rate-US	34%	34%
Foreign income not recognized in the US	(34)%	(34)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	(25)%	(25)%
Effective income tax rates	–	–

note 11 - equity

Common Stock:

On July 1, 2016, the Company issued 3,915,000 shares of common stock to Ms. Song in connection with the change of control.

On August 31, 2016, the Company cancelled 3,915,000 shares of outstanding shares belonging to Standard.

On August 31, 2016, the Company issued 2,040,000 shares to Yibaoccyb Shareholders in exchange for 51% of the common stock of Yibaoccyb to complete the share exchange and restructuring of entities under common control.

On December 22, 2016, the Company issued 350,000 shares for legal counsel services valued at $35,000.

On December 23, 2016, the Company received cash payment of $300,000 in advance for issuance of 3,000,000 shares of common stock, or $0.10 per share. On January 3, 2017, 3,000,000 shares were issued to seven investors, none of which is a related-party to the Company.

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

The Company determined that the preferred shares are not mandatorily or conditionally redeemable and are properly classified as permanent equity in the accompanying unaudited consolidated financial statements.

Series B Preferred Shares

During the year ended December 31, 2015, the Company received the 400,000 shares of Series B Preferred Shares being returned to the Company. As a result, there were no shares of Series B Preferred Shares issued and outstanding as of March 31, 2017 and December 31, 2016.

NOTE 12 - NON-CONTROLLING INTEREST

On July 1, 2016, the Company executed the Exchange Agreement with Yibaoccyb and the Yibaoccyb Shareholders. From and after the Closing Date, Yibaoccyb became a 51% owned subsidiary of the Company. Yibaoccyb owns 100% of YibaoHK. YibaoHK will own 100% of Shenzhen Confucian Biologics Co. Ltd. (yet to be formed, “Yibao WFOE”), which will be wholly foreign-owned enterprise (“WFOE”) under the laws of the Peoples’ Republic of China (“PRC” or “China”). On August 31, 2016, YibaoHK entered into a series of contractual arrangements with Confucian and currently is 100% owner of Confucian.

Non-controlling interest consisted of the following:

	March 31,	December 31,
	2017	2016
Beginning balance	$304,293	$464,323
Net loss attributed to non-controlling interest	(35,782)	(132,253)
Foreign currency translation gain (loss) attributable to non-controlling interest	2,645	(27,777)
Ending balance	$271,156	$304,293

note 13 - related party transactions

The Company has $0 and $34,677 deposits received from Shandong Yibao Biologics Co, Ltd, which is also a customer of Confucian as of March 31, 2017 and December 31, 2016, respectively. Sales to Shandong Yibao Biologics Co, Ltd for the three months ended March 31, 2017 and 2016 were $45,309 and $0, respectively. The purchases of raw material from Shandong Yibao Biologics Co, Ltd were $2,135 and $0 for the three months ended March 31, 2017 and 2016, respectively. The purchases from Shandong Yibao Biologics are mostly consisted of one raw material, and the sales to Shandong Yibao Biologics are all finished goods.

The Company has the following payables to related parties:

	March 31, 2017	December 31, 2016
To Xiuhua Song	$2,245,870	$2,293,434
To Hengchun Zhang	262,430	260,169
To Quingbao Kong	5,924	5,873
Total due to related parties	$2,514,224	$2,559,476

NOTE 14 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases majority of its inventory and packaging supplies from two suppliers which accounted for 49.38% and 12.77% of the total purchases for the three months ended March 31, 2017.

The Company had four major customers for the three months ended March 31, 2017: Nanjing Hejian Biologics accounted for 35.10%, Ping Xiang Import and Export Company accounted for 18.55% of revenue and Shandong Yibao Biologics for 16.23% of revenue for the three months ended March 31, 2017.

The Company purchases majority of its inventory and packaging supplies from four suppliers which accounted for 23.75%, 19.79%, 14.43% and 10.84% of the total purchases for the three months ended March 31, 2016.

The Company had one major customer for the year ended December 31, 2016: Ping Xiang Import and Export Company accounted for 100% of revenue for the three months ended March 31, 2016.

NOTE 15 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through June 15, 2017, the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended December 31, 2016 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

Product Overview

The Company’s main products can be divided into two groups, one is health food products and the other is hygienic products

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

Milk tablet is kind of leisure food. Supplement of the nutrition of human needed in specific environment.

Hygienic Products

The hygienic product line includes the following products:

•	Gel for women,

Anti-bacteria product. Auxiliary treatment bacterial, mould sex vaginitis.

•	Skin comfortable liquid

Anti-bacteria product. Used for sterilization, antibacterial of skin. Inhibit the bromhidrosis and relief beriberi itch

Confucian owns 100,000 stage purification workshops, advanced production lines and manufacturing equipment. The Company has a higher capacity for OEM processing of tablets, hard capsules, soft capsules, oral liquid, granules, and powders.

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

Results of Operations

Three Months Ending March 31, 2017 Compared to March 31, 2016

Revenue:

For the three months ended March 31, 2017 and 2016, revenues were $280,430 and $161,746 respectively with an increase of $118,684 over the same period in 2016. The increase is mainly due to the expanded customer base as well as the increase in demands from consumers for healthy products.

Cost of Goods Sold:

Cost of goods sold for the three months ended March 31, 2017 and 2016 were $278,526 and $151,090 respectively, for an increase of $127,436 over the same period in 2016. This increase is mainly due to increased labor in production line and depreciation cost.

Gross Profit:

Gross profits were $1,904 and $10,656 for the three months ended March 31, 2017 and 2016, a decrease of $8,752 over the same period in 2016. The gross profit margin as a percent of sales for the three months ending March 31, 2017 and 2016 was 1% and 7% respectively with a decrease of 6% mainly due to the increase in labor costs and in depreciation costs of newly added manufacturing related fixed assets for expanded production. The lower gross profit margin for the three months ending March 31, 2017 was also caused by reproduction costs of defective products for a sales order, which was identified by management as an isolated one-time event.

Operating Expenses:

Operating expenses for the three months ended March 31, 2017 and 2016 were $189,379 and $58,424 respectively for an increase of $130,955 or 224%. The major expenses for the three months ended March 31, 2017 and 2016 consist of payroll expenses, property taxes and professional fees. The increase of $130,955 was mainly due to the increase in payroll of $37,277 for increased numbers of newly recruited employees, increase of professional fee of $51,747 and the increase of $8,886 of property tax.

Other Income (Expense):

Other income (expense) consists of interest income and expenses and other non-operation related income and expenses. For the three months ended March 31, 2017 and 2016, the net other income (expenses) were $2,998 and $(14,672), respectively. The change was mainly due to $0 interest expenses for the three months ended March 2017 compared to $22,318 for the same period in 2016 for a short term loan which has been fully repaid by the Company in June 2016.

Liquidity and Capital Resources

The Company suffered recurring losses from operations and has an accumulated deficit of $754,434 at March 31, 2017. The Company has a cash balance of $256,726 and negative working capital of $2,593,589 as of March 31, 2017. The Company has incurred losses of $184,477 and $62,440 for the three months ended March 31, 2017 and 2016, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Net cash used in operating activities for the three months ended March 31, 2017 amounted to $5,966, compared to $42,174 provided by operating activities for the three months ended March 31, 2016. The increase of $48,140 in the net cash used in our operating activities was primarily due to the increase in net loss of $122,037 from operations, increase in the change of net cash used in prepaid expenses of $17,680, increase in change of advance to suppliers at $41,912, increase in the change of inventory of $89,724, and decrease in the change of customer deposit-related of $34,666; partially offset by the decrease in the change of account receivable of $132,776, increase in the change of customer deposit of $62,281 and increase in the change of other payable of $39,946.

Net cash used in investing activities for the three months ended March 31, 2017 amounted to $10,337 compared to net cash used in investing activities of $51,257 in the three months ended March 31, 2016, resulting in a decrease of $40,920. The decrease was mainly due to reduction in fixed assets purchases during three months ended March 31, 2017 by $215,282; partially offset by decrease of deferred cost of equipment at $174,362.

Net cash used in financing activities for the three months ended March 31, 2017 amounted to $66,376, compared to net cash provided by financing activities of $94,542 in the three months ended March 31, 2016, resulting in a net decrease of $160,918. The decrease in net cash provided by financing activities was mainly due to the repayment of payable to related party.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	Quantitative and Qualitative Disclosures about Mark Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

As of March 31, 2017, we conducted an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2017.

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

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 23, 2016, the Company received cash payment of $300,000 in advance for issuance of 3,000,000 shares of common stock, or $0.10 per share. On January 3, 2017, 3,000,000 shares were issued to seven investors, none of which is a related-party to the Company.

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

YBCC, INC.
(Registrant)

Dated: June 16, 2017	By:	/s/ Xiuhua song
Xiuhua Song
Chief Executive Officer
Principal Financial Officer and Director

