Form 10-Q
period 2017-06-30
YBCC, Inc.
filed 2017-08-22
CIK 822997

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017 or

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

☐ Yes       ☒ No

The number of shares outstanding of the Issuer’s common stock as of August 21, 2017 was 9,894,214.

YBCC, Inc.

and Subsidiaries

FORM 10-Q for the Quarter Ended June 30, 2017

PART I - FINANCIAL INFORMATION

YBCC, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (unaudited)	December 31, 2016 (restated)
Assets
Current assets
Cash	$27,768	$339,147
Accounts receivable - net	145,769	149,765
Other receivable	92,379	102,122
Advance to suppliers	135,563	94,799
Prepaid expenses	34,021	40,858
Inventory,net	212,360	149,844
Total current assets	647,860	876,535

Property, plant, and equipment - net	2,502,590	2,518,243

Intangible assets - net	704,350	695,109

Other assets
Deferred cost	–	14,792
Deposits	11,988	11,635
Total other assets	11,988	26,427

Total assets	$3,866,788	$4,116,314

Liabilities and Equity

Current liabilities
Accounts payable	$91,231	$69,606
Accounts payable -related party	72,242	–
Accrued expenses	67,979	71,395
Customer deposits	37,839	22,401
Customer deposits-related party	–	34,378
Taxes payable	77,063	60,963
Other payable	345,569	399,052
Loan Payable-unrelated party	188,840	87,858
Other payable-related party	2,469,364	2,559,476
Total current liabilities	3,350,127	3,305,129
Total liabilities	3,350,127	3,305,129

Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,370 series A issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	$98	$98
Common stock: $0.001 par value, 900,000,000 shares authorized, 9,894,214 and 6,894,000 shares issued and outstanding of June 30, 2017 and December 31, 2016, respectively	9,894	6,894
Additional paid in capital	1,162,328	865,328
Subscription received in advance	–	300,000
Accumulated foreign currency exchange loss	(49,694)	(56,689)
Accumulated deficit	(868,074)	(608,739)
Total YBCC, Inc. stockholders' equity	254,552	506,892
Non-controlling interest	262,109	304,293
Total equity	516,661	811,185
Total liabilities and equity	$3,866,788	$4,116,314

YBCC, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTH AND SIX MONTH PERIOD ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Sales revenue	$606,693	$159,541	$886,534	$321,292

Cost of goods sold	562,699	134,306	840,716	283,407

Gross profit	43,994	25,235	45,818	37,885

Operating expenses
Selling expenses	5,120	3,357	13,122	8,689
General & administrative expenses	162,604	125,379	344,001	214,072
Total operating expenses	167,724	128,736	357,123	222,761

Loss from operation	(123,730)	(103,501)	(311,305)	(184,876)

Other income (expenses)
Other income (expenses)	(6)	3,254	2,964	15,320
Interest income (expense)	67	(23,656)	102	(50,391)
Total other income (expenses)	61	(20,402)	3,066	(35,071)

Loss before income taxes	(123,669)	(123,903)	(308,239)	(219,947)
Provision for income taxes	–	–	–	–

Net Loss	(123,669)	(123,903)	(308,239)	(219,947)

Less: net loss attributable to non-controlling interest	(13,077)	(60,713)	(48,905)	(107,774)
Net loss attributable to the Company	$(110,593)	$(63,191)	$(259,335)	$(112,174)

Net loss	$(123,669)	$(123,903)	$(308,239)	$(219,947)
Other comprehensive loss
Foreign currency translation gain (loss)	8,315	(23,853)	13,716	(20,305)
Comprehensive loss	(115,354)	(147,756)	(294,523)	(240,252)

Less: comprehensive gain (loss) attributable to non-controlling interest	4,074	(11,688)	6,721	(9,949)
Net comprehensive loss to the Company	$(119,428)	$(136,068)	$(301,244)	$(230,303)

Loss per weighted average share of common stock - basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.05)

Weighted average share outstanding - basic & diluted	9,894,214	4,504,214	9,861,065	4,504,214

YBCC, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2017 and 2016

(UNAUDITED)

	For the Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net Loss	(308,239)	(219,947)

Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	98,708	102,547
Amortization	7,443	7,826

Changes in operating assets and liabilities:
Accounts receivable	7,510	(3,568)
Other receivable	12,044	(66,637)
Advance to suppliers	(37,957)	(35,250)
Prepaid expenses	6,882	1,723
Inventory	(58,107)	(58,802)
Deposits	(146)	–
Accounts payable	3,194	334,812
Accounts payable -related party	71,272	–
Accrued expenses	12,773	10,775
Customer deposit	14,697	(40,282)
Customer deposit-related party	(34,736)	–
Tax payable	14,431	18,020
Other payable	(62,270)	66,186
Cash provided by (used in) operating activities	(252,501)	117,403

Cash flows from investing activities:
Deferred cost	14,946	160,371
Purchase of property and equipment	(23,387)	(488,122)
Net cash used in investing activities	(8,441)	(327,751)

Cash flows from financing activities:
Advance from (repayment to) related party	(148,426)	1,308,571
Loan from unrelated party	97,532	–
Repayment of loan	–	(1,071,126)
Cash provided by (used in) financing activities	(50,894)	237,445

Effects of currency translation on cash	460	(1,001)

Net increase (decrease) in cash	(311,379)	26,095
Cash at beginning of period	339,147	21,747
Cash at end of period	$27,768	$47,842

Supplementary Disclosures of Cash Flow
Cash paid during the year for:
Income taxes	$–	$–
Interest	$–	$50,391

Non-cash investing and financing activities:
Issuance of common stock for subscription received previously	$300,000	$–

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

Details of the Company’s structure as of June 30, 2017 is as follows:

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

As of June 30, 2017 and December 31, 2016, accounts receivable were $145,769 and $149,765, respectively. The Company believes that its accounts receivables are fully collectable and determined that an allowance for doubtful accounts was not necessary.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories - Inventory is valued at the lower of cost or market. Cost is determined using first-in, first-out method.

Inventory, comprised principally of finished goods, raw material and packaging material, are valued at the lower of cost or market.

	June 30, 2017	December 31, 2016
Finished goods	$70,730	$7,098
Work in progress	–	106,934
Raw materials	101,642	20,457
Packaging material	38,033	15,088
Supplies	1,955	267
Total	$212,360	$149,844

The Company periodically estimates an inventory allowance for estimated unmarketable inventories. Inventory amounts are reported net of such allowances, if any. There were no allowances for inventory as of June 30, 2017 and December 31, 2016.

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

Impairment of Long-Lived Assets – The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets. There is no impairment of our long-lived assets for the six months ended June 30, 2017 and 2016.

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

In accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB ASC Topic 740”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As of June 30, 2017, and December 31, 2016, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

Balance sheet
Balance sheet as of June 30, 2017	RMB 6.78 to US $1.00
Balance sheet as of December 31, 2016	RMB 6.94 to US $1.00

Statement of operation and other comprehensive income
Statement of operation and other comprehensive income for three months ended June 30, 2017	RMB 6.86 to US $1.00
Statement of operation and other comprehensive income for three months ended June 30, 2016	RMB 6.53 to US $1.00
Statement of operation and other comprehensive income for the six months ended June 30, 2017	RMB 6.87 to US $1.00
Statement of operation and other comprehensive income for six months ended June 30, 2016	RMB 6.54 to US $1.00

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

Net Earnings (Loss) Per Share – Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic earnings per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive. In this case, the Preferred Shares would not be dilutive since the conversion price is $3.00 and the quoted price is significantly lower than the conversion price. Therefore, there were no dilutive securities for the six months ended June 30, 2017 and 2016, respectively.

Reclassifications – Certain classifications have been made to the prior year consolidated financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

NOte 2 - going concern

The Company sustained net losses of $123,669 and $123,903 during the three months ended June 30, 2017 and 2016, respectively. The Company sustained net losses of $308,239 and $219,947 during the six months ended June 30, 2017 and 2016, respectively. The Company has accumulated deficit of $868,074 and $608,739 as of June 30, 2017 and December 31, 2016, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOte 3 - concentration of credit risk

We maintain our cash balance in several banks in China and United States. The consolidated cash balances as of June 30, 2017 and December 31, 2016 were $27,768 and $339,147, respectively. The cash balances in China as of June 30, 2017 and December 31, 2016 were $11,764 and $29,156, respectively. The accounts in China were not insured which we believe were exposed to credit risks on cash. As of June 30, 2017, the balance of our US account was $16,004 which did not exceed the federal insured limit of $250,000. As of December 31, 2016, the balance was $309,991 which was in excess of federal insured limit of $250,000 by $59,991.

NOTe 4 - other receivable

Total other receivable consists of balances of VAT receivable of $92,379 and $102,122 as of June 30, 2017 and December 31, 2016, respectively.

NOTe 5 - prepaid expenses

Prepaid expenses were comprised of the following:

	June 30, 2017	December 31, 2016
Prepaid operating expenses	$4,417	$2,497
Professional fees	29,604	38,361
Total	$34,021	$40,858

Note 6 - property, plant and equipment

Property, plant and equipment as of June 30, 2017 and December 31, 2016 are summarized as following:

	June 30, 2017	December 31, 2016
Buildings	$1,784,127	$1,739,780
Vehicles	11,432	11,162
Manufacturing equipment	1,024,654	982,511
Office equipment	89,942	85,061
Property, plant, and equipment - total	2,910,155	2,818,514
Less: accumulated depreciation	(407,565)	(300,271)
Fixed assets, net	$2,502,590	$2,518,243

For the three months ended June 30, 2017 and 2016, depreciation expenses were $49,794 and $51,917, respectively. For the six months ended June 30, 2017 and 2016, depreciation expenses were $98,708 and $102,547, respectively.

note 7 - intangible assets -net

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder to use the land for 50 years and enjoys all the incidents of ownership of the land. As of June 30, 2017, and December 31, 2016, the land use rights net of accumulated amortization was $704,350 and $695,109, respectively. The use term was 50 years.

The summary of land use rights as of June 30, 2017 and December 31, 2016 are summarized as following:

The land use right term	June 30, 2017	December 31, 2016
May, 2013 - Apr. 2063	$531,048	$518,528
Dec. 2015 - Sept. 2065	199,136	194,440
Dec. 2015 – Sept. 2065	24,236	23,664
Intangible assets- total	754,420	736,632
Less: accumulated amortization	(50,070)	(41,523)
Intangible assets, net	$704,350	$695,109

For the three months ended June 30, 2017 and 2016, amortization expenses were $3,729 and $3,916, respectively. For the six months ended June 30, 2017 and 2016, amortization expenses were $7,443 and $7,826, respectively.

NOTE 8 - DEFERRED COSTS

As of June 30, 2017 and December 31, 2016, the Company had paid $0 and $14,792 as advances to vendors for equipment purchases, respectively. The Company recorded the advance payments for equipment as deferred costs as of June 30, 2017 and December 31, 2016.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company entered a lease for new office space in City of Industry, California. The lease period started October 1, 2016 and expired on September 1, 2018. On October 1, 2016, the Company started this lease at $2,802 per month from October 1, 2016 to September 1, 2017. From September 2, 2017 to August 31, 2018, the monthly lease will be $2,923, resulting in the following future commitments:

Amount
2017 calendar year	$17,296
2018 calendar year	23,384
Total	$40,680

NOTE 10 - INCOME TAX

At June 30, 2017 and December 31, 2016, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions. The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying statements of operations. There was no accrued interest or penalties as of June 30, 2017 and December 31, 2016.

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination.

Under the Law of People’s Republic of China on Enterprise Income Tax (“EIT Law”), which was effective from January 1, 2008, domestically-owned enterprises and foreign-invested enterprises are subject to a uniform tax rate of 25%. As of June 30, 2017, the Company had net operating losses carry forward of $859,348 that begin expiring in 2018. The potential benefit of the Company’s net operating losses has not been recognized in these financial statements because it is more likely-than-not the Company will not utilize the net operating losses carried forward as it does not expect to generate sufficient taxable income in future or the amount involved is not significant.

	June 30, 2017	December 31, 2016
Deferred Tax Assets and Liabilities:
Net operating loss carry forwards	$868,074	$608,739
Valuation allowance	(868,074)	(608,739)
Net deferred tax assets	$–	$–

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax in the PRC is as follows:

	June 30, 2017	December 31, 2016
Tax expense at statutory rate-US	34%	34%
Foreign income not recognized in the US	(34)%	(34)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	(25)%	(25)%
Effective income tax rates	–	–

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

Series B Preferred Shares

During the year ended December 31, 2015, the Company received the 400,000 shares of Series B Preferred Shares being returned to the Company. As a result, there were no shares of Series B Preferred Shares issued and outstanding as of June 30, 2017 and December 31, 2016.

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

Non-controlling interest consisted of the following:

	June 30,	December 31,
	2017	2016
Beginning balance	$304,293	$464,323
Net loss attributed to non-controlling interest	(48,905)	(132,253)
Foreign currency translation gain (loss) attributable to non-controlling interest	6,721	(27,777)
Ending balance	$262,109	$304,293

note 13 - related party transactions

 The related parties of the Company with whom transactions are reported in these financial statements are as follows:

Name of Entity or Individual	Relationship with the Company and subsidiaries
Shandong Yibao Biologics Co, Ltd	Affiliated company with common shareholders
Shandong Yibao Import & Export Trading Co, Ltd	Affiliated company with common shareholders
Ms. Xiuhua Song	Director and controlling beneficiary shareholder of the Company
Mr. Hengchun Zhang	Owner of Shandong Confucian Biologics
Mr. Qingbao Kong	Ms. Xiuhua Song's spouse

Transactions:

	For the Six Months Ended June 30,
	2017	2016
Sales to Shandong Yibao Biologics Co. Ltd	$105,476	$–
Sales to Shandong Yibao Import & Export Trading Co. Ltd	45,399	–
Total	$150,875	$–

	For the Six Months Ended June 30,
	2017	2016
Purchase from Shandong Yibao Biologics Co. Ltd	$113,771	$–
Total	$113,771	$–

Due from related party

	June 30, 2017	December 31, 2016
Customer deposit from Shandong Yibao Biologics Co. Ltd	$–	$34,677
Total	$–	$34,677

In June 2016, Shandong Yibao Biologics Co., Ltd. advanced funds of $1,064,073 to the Company to pay off the bank short-term loan.

Compensation to related party

Effective December 1, 2016, the Company entered into an Employment Agreement (the Employment Agreement) with Xiuhua Song, the Company’s CEO. Under the Employment Agreement, Ms. Song will receive a base salary of $120,000 per year and a guaranteed bonus of $20,000 per year. The term of the contract is from December 1, 2016 to December 31, 2019.  For the six months ended June 30, 2017 and 2016, the Company paid Xiuhua Song $60,000 and $0 salary compensation, and accrued bonus $10,000 and $0, respectively

Due to related parties

	June 30, 2017	December 31, 2016
To Shandong Yibao Boologics Co. Ltd	$72,242	$–
To Xiuhua Song	2,196,897	2,293,434
To Hengchun Zhang	266,452	260,169
To Quingbao Kong	6,015	5,873
Total	$2,541,606	$2,559,476

NOTE 14 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases majority of its inventory and packaging supplies from three suppliers which accounted for 31.16%, 23.83% and 15.43% of the total purchases for the six months ended June 30, 2017.

The Company had four major customers for the six months ended June 30, 2017: Ping Xiang Import and Export Company accounted for 22.65% of revenue, Jiangshan Huacheng Import and Export Company accounted for 20.01% of revenue, Nanjing Hejian Biologics accounted for 15.98%, and Shandong Yibao Biologics for 11.90% of revenue for the six months ended June 30, 2017.

The Company purchases majority of its inventory and packaging supplies from four suppliers which accounted for 22.51%, 12.90%, 12.49% and 10.58% of the total purchases for the six months ended June 30, 2016.

The Company had one major customer six months ended June 30, 2016: Ping Xiang Import and Export Company accounted for 86.56% of revenue for the six months ended June 30, 2016.

NOTE 15 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 21, 2017, the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Anti-bacteria product. Used for sterilization, antibacterial of skin. Inhibit the bromhidrosis and relief beriberi itch.

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

Results of Operations

Three and Six Months Ending June 30, 2017 Compared to June 30, 2016

Revenue:

For the three months ending June 30, 2017 and 2016, revenues were $606,693 and $159,541 respectively, for an increase of $447,152 over the same period in 2016. For the six months ended June 30, 2017 and 2016, revenues were $886,534 and $321,292 respectively with an increase of $565,242 over the same period in 2016. The increase is mainly due to the expanded customer base as well as the increase in demands from consumers for healthy products.

Cost of Goods Sold:

Cost of goods sold for the three months ending June 30, 2017 and 2016 were $562,699 and $134,306 respectively, for an increase of $428,393 over the same period in 2016. Cost of goods sold for the six months ended June 30, 2017 and 2016 were $840,716 and $283,407 respectively, for an increase of $557,309 over the same period in 2016. This increase is mainly due to increased labor in production line.

Gross Profit:

Gross profit was $43,994 and $25,235 for the three months ending June 30, 2017 and 2016, an increase of $18,759 over the same period in 2016. The gross profit margin as a percent of sales for the three months ending June 30, 2017 and 2016 was 7% and 16% respectively.

Gross profits were $45,818 and $37,885 for the six months ended June 30, 2017 and 2016, an increase of $7,933 over the same period in 2016. The gross profit margin as a percent of sales for the six months ending June 30, 2017 and 2016 was 5% and 12% respectively with a decrease of 7% mainly due to the increase in labor costs and in depreciation costs of newly added manufacturing related fixed assets for expanded production. The lower gross profit margin for the six months ending June 30, 2017 was also caused by reproduction costs of defective products for a sales order, which was identified by management as an isolated one-time event.

Operating Expenses:

Operating expenses for the three-month period ended June 30, 2017 and 2016 were $167,724 and $128,736 respectively for an increase of $38,988 (30%) from the same period of prior year. The major expenses for the three-month period ended June 30, 2017 and 2016 consist of payroll, professional fees and depreciation. The increase of 38,988 was mainly due to the increase in payroll of $41,320 for increased of number of newly recruited employees and increased of officers’ salaries, partially offset by decreased of interest expense of $23,665.

Operating expenses for the six months ended June 30, 2017 and 2016 were $357,123 and $222,761 respectively for an increase of $134,362 or 60%. The major expenses for the six months ended June 30, 2017 and 2016 consist of payroll expenses, property taxes and professional fees. The increase of $134,362 was mainly due to the increase in payroll of $83,554 for increased numbers of newly recruited employees, increase in rent expense of $17,452 and the increase of $7,987 of property tax.

Other Income (Expense):

Other income (expense) consists of interest income and expenses and other non-operation related income and expenses. Other income (expense) for the three months ended June 30, 2017 and 2016 was $61 and ($20,402) respectively for an increase of $20,463 over the same period in 2016. The change was mainly due to $67 interest income for the three months ended June 30 compared to $23,656 interest expense for the same period in 2016 for a short term loan which has been fully repaid by the Company in June 2016.

For the six months ended June 30, 2017 and 2016, the net other income (expenses) were $3,066 and $(35,071), respectively. The change was mainly due to $102 interest income for the six months ended June 30 compared to $50,391 interest expense for the same period in 2016 for a short term loan which has been fully repaid by the Company in June 2016.

Liquidity and Capital Resources

The Company suffered recurring losses from operations and has an accumulated deficit of $868,074 at June 30, 2017. The Company has a cash balance of $27,768 and negative working capital of $2,702,267 as of June 30, 2017. The Company has incurred losses of $123,669 and $123,903 for the three months ended June 30, 2017 and 2016, respectively. The Company has incurred losses of $308,239 and $219,947 for the six months ended June 30, 2017 and 2016, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Net cash used in operating activities for the six months ended June 30, 2017 amounted to $252,501, compared to $117,403 provided by operating activities for the six months ended June 30, 2016. The increase of $369,904 in the net cash used in our operating activities was primarily due to the increase in net loss of $88,292 from operations, increase in change of advance to suppliers at $2,707, increase in the change of customer deposit-related party of $34,736, increase in the change of account payable of $331,618 and increase in the change of other payable of $128,456; partially offset by the increase in the change of account receivable of $11,078, increase in the change of other receivable of $78,681, increase in the change of accounts payable to related party of $71,272 and increase in the change of customer deposits of $54,979.

Net cash used in investing activities for the six months ended June 30, 2017 amounted to $8,441 compared to net cash used in investing activities of $327,751 in the six months ended June 30, 2016, resulting in a decrease of $319,310. The decrease was mainly due to reduction in fixed assets purchases during six months ended June 30, 2017 by $464,735; partially offset by decrease of deferred cost of equipment at $145,425.

Net cash used in financing activities for the six months ended June 30, 2017 amounted to $50,894, compared to net cash provided by financing activities of $237,445 in the six months ended June 30, 2016, resulting in a net decrease of $288,339. The decrease in net cash provided by financing activities was mainly due to the repayment of payable to related party.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	Quantitative and Qualitative Disclosures about Mark Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

As of June 30, 2017, we conducted an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2017.

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

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Mine Safety Disclosures

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

a) Exhibits

2.1	Share Exchange Agreement among IPLO, Yibaoccyb and Xiuhua Song dated July 1, 2016 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2016.)
10.1	Stock Purchase Agreement between IPLO and Xiuhua Song dated May 15, 2016. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2016.)
10.2	Stock Purchase Agreement among IPLO, Standard Resources Ltd., and H&H Glass Inc. dated July 1, 2016. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2016.)
10.3	Consulting Services Agreement between YibaoHK and Shandong Confucian Biologics Co. Ltd dated August 31, 2016 (Incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.4	Equity Pledge Agreement between YibaoHK, Shandong Confucian Biologics Co. Ltd and the owners of Shandong Confucian Biologics Co. Ltd dated August 31, 2016 (Incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.5	Operating Agreement between YibaoHK, Shandong Confucian Biologics Co. Ltd and the owners of Shandong Confucian Biologics Co. Ltd dated August 31, 2016 (Incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.6	Voting Rights and Proxy Agreement between YibaoHK, Shandong Confucian Biologics Co. Ltd and the owners of Shandong Confucian Biologics Co. Ltd dated August 31, 2016 (Incorporated by reference to Exhibit 99.9 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.7	Option Agreement between YibaoHK, Shandong Confucian Biologics Co. Ltd and the owners of Shandong Confucian Biologics Co. Ltd dated August 31, 2016 (Incorporated by reference to Exhibit 99.10 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YBCC, INC.
(Registrant)

Dated: August 21, 2017	By:	/s/ Xiuhua song
Xiuhua Song
Chief Executive Officer
Principal Financial Officer and Director

