Form 10-Q
period 2017-09-30
YBCC, Inc.
filed 2017-11-14
CIK 822997

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017 or

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

☐ Yes       ☒ No

The number of shares outstanding of the Issuer’s common stock as of November 14, 2017 was 9,894,214.

YBCC, Inc.

and Subsidiaries

FORM 10-Q for the Quarter Ended September 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ybcc, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)	(restated)
Assets
Current assets
Cash	$595,945	$339,147
Accounts receivable, net	37,703	149,765
Other receivable	85,736	102,122
Advance to suppliers	68,134	94,799
Prepaid expenses	33,057	40,858
Inventory, net	295,588	149,844
Total current assets	1,116,163	876,535

Property, plant and equipment, net	2,526,088	2,518,243

Intangible assets, net	713,845	695,109

Other assets
Deferred costs	–	14,792
Deposits	5,990	11,635
Total other assets	5,990	26,427
Total assets	$4,362,086	$4,116,314

Liabilities and Equity
Current liabilities
Accounts payable	$160,053	$69,606
Accrued expenses	110,925	71,395
Customer deposits	84,943	22,401
Customer deposits-related party	–	34,378
Taxes payable	83,932	60,963
Other payable	352,113	399,052
Loan payable-unrelated party	15,030	87,858
Other payable-related party	3,095,328	2,559,476
Total current liabilities	3,902,324	3,305,129
Total liabilities	3,902,324	3,305,129
Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,730 shares of series A issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	98	98
Common stock: $0.001 par value, 900,000,000 shares authorized, 9,894,214 and 6,894,214 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	9,894	6,894
Additional paid-in capital	1,162,328	865,328
Subscription received in advance	–	300,000
Accumulated foreign currency exchange loss	(43,739)	(56,689)
Accumulated deficit	(946,690)	(608,739)
Total YBCC, Inc. stockholders' equity	181,891	506,892
Non-controlling interest	277,871	304,293
Total equity	459,762	811,185
Total liabilities and equity	$4,362,086	$4,116,314

See accompanying notes to these unaudited consolidated financial statements ybcc, inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Sales revenue	$570,099	$149,021	$1,454,187	$470,132

Cost of goods sold	477,093	111,208	1,316,750	394,193

Gross profit	93,006	37,813	137,437	75,939

Operating expenses
Selling expenses	5,119	2,489	18,269	11,154
General and administrative expenses	161,966	112,316	505,876	325,787
Total operating expenses	167,085	114,805	524,145	336,941

Loss from operations	(74,079)	(76,992)	(386,708)	(261,002)

Other income (expenses)
Other income (expenses)	6,938	(406)	9,897	10,415
Interest income (expense)	–	–	–	(45,650)
Total other income (expenses)	6,938	(406)	9,897	(35,235)

Loss before income taxes	(67,141)	(77,398)	(376,811)	(296,237)

Provision for income taxes	–	–	–	–

Net loss	(67,141)	(77,398)	(376,811)	(296,237)

Less: net income (loss) attributable to non-controlling interest	10,745	(14,624)	(38,861)	(121,855)
Net loss attributable to the Company	$(77,886)	$(62,774)	$(337,950)	$(174,382)

Other Comprehensive Income
Foreign currency translation gain(loss) attributable to the Company	5,951	(1,754)	12,950	(12,109)
Net comprehensive loss to the Company	$(71,935)	$(64,528)	$(325,000)	$(186,491)

Loss per weighted average share of common stock-basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Weighted average shares outstanding - basic and diluted	9,894,214	6,544,214	9,872,236	6,544,214

See accompanying notes to these unaudited consolidated financial statements ybcc, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended
	September 30,	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(376,811)	$(296,237)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	150,211	148,167
Amortization	11,276	11,662
Changes in operating assets and liabilities:
Accounts receivable	123,256	(54,261)
Accounts receivable-related party	(7,290)	–
Other receivable	20,372	6,968
Advance to suppliers	30,114	(8,260)
Prepaid expenses	7,885	(14,965)
Inventory	(136,146)	(250,116)
Deposits	5,879	–
Accounts payable	85,487	355,936
Accrued expenses	38,514	25,849
Customer deposit	60,208	(39,562)
Customer deposit-related party	(35,083)	–
Tax payable	19,865	16,461
Other payable	(62,894)	49,597
Net cash used in operating activities	(65,157)	(48,761)

Cash flows from investing activities:
Deferred cost	15,095	162,561
Purchase of property and equipment	(50,855)	(479,003)
Net cash used in investing activities	(35,760)	(316,442)

Cash flows from financing activities:
Advance from related party	430,943	1,414,205
Loan from unrelated party	(74,961)	–
Repayment of loan	–	(1,064,072)
Net cash provided by financing activities	355,982	350,133

Effect of currency translation on cash	1,733	(421)

Net increase (decrease) in cash and cash equivalents	256,798	(15,491)
Cash and cash equivalents at beginning of period	339,147	21,747
Cash and cash equivalents at end of period	$595,945	$6,256

Supplementary Disclosures of Cash Flow
Cash paid during the period for:
Interest	$–	$45,671
Income taxes	$–	$–

Non-cash investing and financing activities
Issuance of common stock for subscription received previously	$300,000	$–

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

Details of the Company’s structure as of September 30, 2017 is as follow:

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

Basis of Accounting and Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation – The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. Confucian’s functional currency is Chinese Yuan (CNY), however, the accompanying unaudited consolidated financial statements have been re-measured and presented in United States Dollars ($).

The unaudited consolidated financial statements include the accounts of YBCC and its subsidiaries. The Company’s subsidiaries include 51% of Yibaoccyb, YibaoHK and Confucian, of which 49% of Yibaoccyb’s consolidated operating results was shown in non-controlling interest on the consolidated balance sheets.

Intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates – The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimate and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates reflected in the consolidated financial statements include allowance for doubtful accounts, allowance for inventory, depreciation, useful lives of property and equipment, deferred income taxes, useful life of intangible assets, and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the unaudited consolidated financial statements in the period they are determined to be necessary.

Cash and Cash Equivalents – For purpose of the unaudited consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents.

Accounts Receivable – The Company extends credit to its customers. Accounts receivable was recorded at the contract amount after deduction of trade discounts and, allowances, if any, and do not bear interest. The allowance for doubtful accounts, when necessary, is the Company’s best estimate of the amount of probable credit losses from accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.

As of September 30, 2017 and December 31, 2016, accounts receivable were $37,703 and $149,765, respectively. The Company believes that its accounts receivables are fully collectable and determined that an allowance for doubtful accounts was not necessary.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories – Inventory is valued at the lower of cost or market. Cost is determined using first-in, first-out method.

Inventory, comprised principally of finished goods, raw material and packaging material, are valued at the lower of cost or market.

	September 30, 2017	December 31, 2016
Finished goods	$66,809	$7,098
Work in progress	197	106,934
Raw materials	157,322	20,457
Packaging material	70,596	15,088
Supplies	664	267
Total	$295,588	$149,844

The Company periodically estimates an inventory allowance for estimated unmarketable inventories. Inventory amounts are reported net of such allowances, if any. There were no allowances for inventory as of September 30, 2017 and December 31, 2016.

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

Intangible Assets – Land use rights represent the exclusive right to occupy and use a piece of land in the PRC during the contractual term of the land use right. Land use rights are carried at cost and charged to expense on a straight-line basis over the respective periods of the rights of 50 years or the remaining period of the rights upon acquisition.

Non-Controlling Interest – The Company accounted for its non-controlling interest of 49% in Yibaoccyb as a separate component of equity. In addition, net loss, and components of other comprehensive income are attributed to both the Company and non-controlling interest.

Revenue Recognition – The Company recognizes product revenue in accordance with ASC 605. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price paid by the customer is fixed or determinable and (iv) collection of the resulting account receivable is reasonably assured. The Company recognizes revenue for product sales upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and terms and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company has no product returns or sales discounts and allowances because goods delivered and accepted by customers are normally not returnable.

Cost of goods sold – Cost of goods sold includes cost of inventory sold during the period, net of discounts and inventory allowances, freight and shipping costs, warranty and rework costs, and sales tax.

Impairment of Long-Lived Assets – The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets. There is no impairment of our long-lived assets for the nine months ended September 30, 2017 and 2016.

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

In accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB ASC Topic 740”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As of September 30, 2017, and December 31, 2016, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Foreign Currency Translation – The Company's functional currency is the Chinese Renminbi (RMB). The reporting currency is that of the US Dollar. Assets, liabilities and owners’ contribution are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

Balance sheet
Balance sheet as of September 30, 2017	RMB 6.65 to US $1.00
Balance sheet as of December 31, 2016	RMB 6.94 to US $1.00
Statement of operation and other comprehensive income
Statement of operation and other comprehensive income for three months ended September 30, 2017	RMB 6.67 to US $1.00
Statement of operation and other comprehensive income for three months ended September 30, 2016	RMB 6.66 to US $1.00

Statement of operation and other comprehensive income for the nine months ended September 30, 2017	RMB 6.80 to US $1.00
Statement of operation and other comprehensive income for the nine months ended September 30, 2016	RMB 6.58 to US $1.00

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

Net Earnings (Loss) Per Share – Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic earnings per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive. In this case, the Preferred Shares would not be dilutive since the conversion price is $3.00 and the quoted price is significantly lower than the conversion price. Therefore, there were no dilutive securities for the nine months ended September 30, 2017 and 2016, respectively.

Reclassifications – Certain classifications have been made to the prior year consolidated financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Recent Accounting Pronouncements – Upon issuance of final pronouncements, we review the new accounting literature to determine its relevance, if any, to our business. The Company is in the progress of evaluating the following accounting updates:

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In September 2017, The FASB issued ASU 2017-13-Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) : This Accounting Standards Update adds SEC paragraphs pursuant to the SEC Staff Announcement at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. The July announcement addresses Transition Related to Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers (Topic 606), and No. 2016-02, Leases (Topic 842). This Update also supersedes SEC paragraphs pursuant to the rescission of SEC Staff Announcement, “Accounting for Management Fees Based on a Formula,” effective upon the initial adoption of Topic 606, Revenue from Contracts with Customers, and SEC Staff Announcement, “Lessor Consideration of Third-Party Value Guarantees,” effective upon the initial adoption of Topic 842, Leases. The amendments in this Update also rescind three SEC Observer Comments effective upon the initial adoption of Topic 842. One SEC Staff Observer comment is being moved to Topic 842. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOte 2 - going concern

The Company sustained net losses of $67,141 and $77,398 during the three months ended September 30, 2017 and 2016, respectively. The Company sustained net losses of $376,811 and $296,237 during the nine months ended September 30, 2017 and 2016, respectively. The Company has accumulated deficit of $946,690 and $608,739 as of September 30, 2017 and December 31, 2016, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOte 3 - concentration of credit risk

We maintain our cash balance in several banks in China and United States. The consolidated cash balances as of September 30, 2017 and December 31, 2016 were $595,945 and $339,147, respectively. The cash balances in China as of September 30, 2017 and December 31, 2016 were $51,629 and $29,156, respectively. The accounts in China were not insured which we believe were exposed to credit risks on cash. As of September 30, 2017, the balance of our US account was $544,316 which in excess of federal insured limit of $250,000 by $294,316. As of December 31, 2016, the balance was $309,991 which was in excess of federal insured limit of $250,000 by $59,991.

NOTe 4 - other receivable

Total other receivable consists of balances of VAT receivable of $85,736 and $102,122 as of September 30, 2017 and December 31, 2016, respectively.

NOTe 5 - prepaid expenses

Prepaid expenses were comprised of the following:

	September 30, 2017	December 31, 2016
Prepaid operating expenses	$3,453	$2,497
Professional fees	29,604	38,361
Total	$33,057	$40,858

Note 6 - property, plant and equipment

Property, plant and equipment as of September 30, 2017 and December 31, 2016 are summarized as following:

	September 30, 2017	December 31, 2016
Buildings	$1,817,915	$1,739,780
Vehicles	11,648	11,162
Manufacturing equipment	1,071,907	982,511
Office equipment	91,548	85,061
Property, plant, and equipment - total	2,993,018	2,818,514
Less: accumulated depreciation	(466,930)	(300,271)
Fixed assets, net	$2,526,088	$2,518,243

For the three months ended September 30, 2017 and 2016, depreciation expenses were $51,356 and $45,620, respectively. For the nine months ended September 30, 2017 and 2016, depreciation expenses were $150,211 and $148,167, respectively.

note 7 - intangible assets -net

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder to use the land for 50 years and enjoys all the incidents of ownership of the land. As of September 30, 2017 and December 31, 2016, the land use rights net of accumulated amortization was $713,845 and $695,109, respectively. The use term was 50 years.

The summary of land use rights as of September 30, 2017 and December 31, 2016 are summarized as following:

The land use right term	September 30, 2017	December 31, 2016
May, 2013 - Apr. 2063	$541,106	$518,528
Dec. 2015 - Sept. 2065	202,907	194,440
Dec. 2015 – Sept. 2065	24,695	23,664
Intangible assets- total	768,707	736,632
Less: accumulated amortization	(54,862)	(41,523)
Intangible assets, net	$713,845	$695,109

For the three months ended September 30, 2017 and 2016, amortization expenses were $3,835 and $3,837, respectively. For the nine months ended September 30, 2017 and 2016, amortization expenses were $11,276 and $11,662, respectively.

NOTE 8 - DEFERRED COSTS

As of September 30, 2017 and December 31, 2016, the Company had paid $0 and $14,792 as advances to vendors for equipment purchases, respectively. The Company recorded the advance payments for equipment as deferred costs as of September 30, 2017 and December 31, 2016.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company entered a lease for new office space in City of Industry, California. The lease period started October 1, 2016 and expired on September 1, 2018. On October 1, 2016, the Company started this lease at $2,802 per month from October 1, 2016 to September 1, 2017. From September 2, 2017 to August 31, 2018, the monthly lease will be $2,923, resulting in the following future commitments:

Amount
2017 calendar year	$8,769
2018 calendar year	23,384
Total	$32,153

NOTE 10 - INCOME TAX

At September 30, 2017 and December 31, 2016, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions. The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying statements of operations. There was no accrued interest or penalties as of September 30, 2017 and December 31, 2016.

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination.

Under the Law of People’s Republic of China on Enterprise Income Tax (“EIT Law”), which was effective from January 1, 2008, domestically-owned enterprises and foreign-invested enterprises are subject to a uniform tax rate of 25%. As of September 30, 2017, the Company had net operating losses carry forward of $859,348 that begin expiring in 2018. The potential benefit of the Company’s net operating losses has not been recognized in these financial statements because it is more likely-than-not the Company will not utilize the net operating losses carried forward as it does not expect to generate sufficient taxable income in future or the amount involved is not significant.

	September 30, 2017	December 31, 2016
Deferred Tax Assets and Liabilities:
Net operating loss carry forwards	$946,690	$608,739
Valuation allowance	(946,690)	(608,739)
Net deferred tax assets	$–	$–

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax in the PRC is as follows:

	September 30, 2017	December 31, 2016
Tax expense at statutory rate-US	34%	34%
Foreign income not recognized in the US	(34)%	(34)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	(25)%	(25)%
Effective income tax rates	–	–

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

Series B Preferred Shares

During the year ended December 31, 2015, the Company received the 400,000 shares of Series B Preferred Shares being returned to the Company. As a result, there were no shares of Series B Preferred Shares issued and outstanding as of September 30, 2017 and December 31, 2016.

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

Non-controlling interest consisted of the following:

	September 30,	December 31,
	2017	2016
Beginning balance	$304,293	$464,323
Net loss attributed to non-controlling interest	(38,861)	(132,253)
Foreign currency translation gain (loss) attributable to non-controlling interest	12,439	(27,777)
Ending balance	$277,871	$304,293

note 13 - related party transactions

The related parties of the Company with whom transactions are reported in these financial statements are as follows:

Name of Entity or Individual	Relationship with the Company and subsidiaries
Shandong Yibao Biologics Co, Ltd.	Affiliated company with common shareholders
Shandong Yibao Import & Export Trading Co, Ltd.	Affiliated company with common shareholders
Ms. Xiuhua Song	Director and controlling beneficiary shareholder of the Company
Mr. Hengchun Zhang	Owner of Shandong Confucian Biologics
Mr. Qingbao Kong	Ms. Xiuhua Song's spouse

Transactions:

	For the Nine Months Ended September 30,
	2017	2016
Sales to Shandong Yibao Biologics Co. Ltd.	$417,631	$–
Sales to Shandong Yibao Import & Export Trading Co. Ltd.	45,854	–
Total	$463,485	$–

	For the Nine Months Ended September 30,
	2017	2016
Purchase from Shandong Yibao Biologics Co. Ltd.	$227,975	$–
Total	$227,975	$–

Accounts receivable from related party

	September 30, 2017	December 31,2016
Accounts receivable from Shandong Yibao Biologics Co. Ltd.	$7,455	$–
Total	$7,455	$–

Advance received from related party

	September 30, 2017	December 31,2016
Customer deposit from Shandong Yibao Biologics Co. Ltd.	$–	$34,677
Total	$–	$34,677

In June 2016, Shandong Yibao Biologics Co., Ltd. advanced funds of $1,064,073 to the Company to pay off the bank short-term loan.

Due to related parties

	September 30, 2017	December 31, 2016

To Xiuhua Song	$2,831,293	$2,293,434
To Hengchun Zhang	264,035	260,169
To Quingbao Kong	–	5,873
Total	$3,095,328	$2,559,476

NOTE 14 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases majority of its inventory and packaging supplies from three suppliers which accounted for 21.96%, 18.95% and 18.54% of the total purchases for the nine months ended September 30, 2017.

The Company had four major customers for the nine months ended September 30, 2017: Shandong Yibao Biologics for 28.72% of revenue, Nanjing Hejian Biologics accounted for 18.51% of revenue, Ping Xiang Import and Export Company accounted for 15.46% of revenue, Jiangshan Huacheng Import and Export Company accounted for 12.32% of revenue for the nine months ended September 30, 2017.

The Company purchases majority of its inventory and packaging supplies from four suppliers which accounted for 56.87% of the total purchases in nine-month period ended September 30, 2016.

The Company had two major customers for the nine-month period ended September 30, 2016: Ping Xiang Import and Export Company accounted for 65.29% of revenue and Jiangxi Financial Holding Group Co., Ltd. accounted for 15.76% of revenue for the nine-month period ended September 30, 2016.

NOTE 15 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 14, 2017, the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

The main components of Haematococcus Pluvialis is astaxanthin. It has nine anti-aging effect: can be Anti-aging and protect the skin; Protect the eye health; helps to support the cardiovascular system, maintain a healthy joints and connective tissue; increases strength and endurance.

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

The Company’s near-term goal is to reach breakeven within a six-month period time. In order to reach such goal, the Company is increasing its sales and production volume through arrangements and networking with its existing customers and its affiliated companies. Additionally, it plans to increase the size of its sales department to develop new customers.

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

Results of Operations

Three and Nine Months Ending September 30, 2017 Compared to September 30, 2016

Revenue:

For the three months ending September 30, 2017 and 2016, revenues were $570,099 and $149,021 respectively, for an increase of $421,078 over the same period in 2016. For the nine months ended September 30, 2017 and 2016, revenues were $1,454,187 and $470,132 respectively with an increase of $984,055 over the same period in 2016. The increase is mainly due to the expanded customer base as well as the increase in demands from consumers for healthy products.

Cost of Goods Sold:

Cost of goods sold for the three months ending September 30, 2017 and 2016 were $477,093 and $111,208 respectively, for an increase of $365,885 over the same period in 2016. Cost of goods sold for the nine months ended September 30, 2017 and 2016 were $1,316,750 and $394,193 respectively, for an increase of $922,557 over the same period in 2016. This increase is mainly due to increased labor in production line and raw material price.

Gross Profit:

Gross profit was $93,006 and $37,813 for the three months ending September 30, 2017 and 2016, an increase of $55,193 over the same period in 2016. The gross profit margin as a percent of sales for the three months ending September 30, 2017 and 2016 was 16% and 25% respectively with a decrease of 9% mainly due to the increase in labor costs, in depreciation costs of newly added manufacturing related fixed assets for expanded production and increase in raw material price.

Gross profits were $137,437 and $75,939 for the nine months ended September 30, 2017 and 2016, an increase of $61,498 over the same period in 2016. The gross profit margin as a percent of sales for the nine months ending September 30, 2017 and 2016 was 9% and 16% respectively. The lower gross profit margin for the nine months ending September 30, 2017 was also caused by reproduction costs of defective products for a sales order, which was identified by management as an isolated one-time event.

Operating Expenses:

Operating expenses for the three-month period ended September 30, 2017 and 2016 were $167,085 and $114,805 respectively for an increase of $52,280 or 31% from the same period of prior year. The major expenses for the three-month period ended September 30, 2017 and 2016 consist of payroll, professional fees and depreciation. The increase of $52,280 was mainly due to the increase in payroll of $39,090 for increased of number of newly recruited employees.

Operating expenses for the nine months ended September 30, 2017 and 2016 were $524,145 and $336,941 respectively for an increase of $187,204 or 56%. The major expenses for the nine months ended September 30, 2017 and 2016 consist of payroll expenses, property taxes and professional fees. The increase of $187,204 was mainly due to the increase in payroll of $120,979 for increased numbers of newly recruited employees and increase in rent expense of $26,395.

Other Income (Expense):

Other income (expense) consists of interest income and expenses and other non-operation related income and expenses. Other income (expense) for the three months ended September 30, 2017 and 2016 was $6,938 and ($406) respectively for an increase of $7,344 over the same period in 2016.

For the nine months ended September 30, 2017 and 2016, the net other income (expenses) were $9,897 and $(35,235), respectively. The change was mainly due to $0 interest expense for the nine months period in 2017 and $45,671 interest expense for the nine months period in 2016 for a short-term loan which has been fully repaid by the Company in June 2016.

Liquidity and Capital Resources

The Company suffered recurring losses from operations and has an accumulated deficit of $946,690 at September 30, 2017. The Company has a cash balance of $595,945 and negative working capital of $2,786,161 as of September 30, 2017. The Company has incurred losses of $67,141 and $77,398 for the three months ended September 30, 2017 and 2016, respectively. The Company has incurred losses of $376,811 and $296,237 for the nine months ended September 30, 2017 and 2016, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Net cash used in operating activities for the nine months ended September 30, 2017 amounted to $65,157, compared to $48,761 used in operating activities for the nine months ended September 30, 2016. The increase of $16,396 in the net cash used in our operating activities was primarily due to the decrease in the change of customer deposit-related party of $35,083, decrease in the change of account payable of $270,449 and decrease in the change of other payable of $112,491; partially offset by the increase in net loss of $80,574 from operations, increase in the change of account receivable of $177,517, increase in change of advance to suppliers at $38,374, increase in the change of inventory of $113,970, increase in the change of customer deposit of $99,770 and increase in the change of accrued expense of $25,849.

Net cash used in investing activities for the nine months ended September 30, 2017 amounted to $35,760 compared to net cash used in investing activities of $316,442 for the nine months ended September 30, 2016, resulting in a decrease of $280,682. The decrease was mainly due to reduction in fixed assets purchases for nine months ended September 30, 2017 by $428,148; partially offset by decrease of deferred cost of equipment at $147,466.

Net cash provided by financing activities for the nine months ended September 30, 2017 amounted to $355,982, compared to net cash provided by financing activities of $350,133 in the nine months ended September 30, 2016, resulting in a net increase of $5,849. The increase in net cash provided by financing activities was mainly due to advances received from related party and a loan received from an unrelated party, partially offset by the repayment of payable to related party and short-term loan.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	Quantitative and Qualitative Disclosures about Mark Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

As of September 30, 2017, we conducted an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2017.

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

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Mine Safety Disclosures

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

a) Exhibits

2.1	Share Exchange Agreement among IPLO, Yibaoccyb and Xiuhua Song dated July 1, 2016 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2016.)
10.1	Stock Purchase Agreement between IPLO and Xiuhua Song dated May 15, 2016. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2016.)
10.2	Stock Purchase Agreement among IPLO, Standard Resources Ltd., and H&H Glass Inc. dated July 1, 2016. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2016.)
10.3	Consulting Services Agreement between YibaoHK and Shandong Confucian Biologics Co. Ltd. dated August 31, 2016 (Incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.4	Equity Pledge Agreement between YibaoHK, Shandong Confucian Biologics Co. Ltd. and the owners of Shandong Confucian Biologics Co. Ltd. dated August 31, 2016 (Incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.5	Operating Agreement between YibaoHK, Shandong Confucian Biologics Co. Ltd. and the owners of Shandong Confucian Biologics Co. Ltd. dated August 31, 2016 (Incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.6	Voting Rights and Proxy Agreement between YibaoHK, Shandong Confucian Biologics Co. Ltd. and the owners of Shandong Confucian Biologics Co. Ltd. dated August 31, 2016 (Incorporated by reference to Exhibit 99.9 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.7	Option Agreement between YibaoHK, Shandong Confucian Biologics Co. Ltd. and the owners of Shandong Confucian Biologics Co. Ltd. dated August 31, 2016 (Incorporated by reference to Exhibit 99.10 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YBCC, INC.
(Registrant)

Dated: November 14, 2017	By:	/s/ Xiuhua song
Xiuhua Song
Chief Executive Officer
Principal Financial Officer and Director

