Form 10-K
period 2017-12-31
YBCC, Inc.
filed 2018-04-13
CIK 822997

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017

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

626-213-3945

(Registrant’s telephone number, including area code)

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

As of June 30, 2017, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates was $2,819,622 based upon the closing price ($0.48) of such shares as quoted on the OTC Markets as of June 30, 2017. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There was a total of 9,894,214 shares of the registrant’s common stock outstanding as of April 2, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

i

PART I

ITEM 1.         Description of Business

Overview

On August 31, 2016, YBCC, Inc. (“YBCC” or the “Company”) through its subsidiary, YibaoConfucian Co. Ltd. (“YibaoHK”) entered into a series of contractual arrangements with Shandong Confucian Biologics Co., Ltd. (“Confucian”) which is a limited liability company headquartered in, and organized under the laws of the PRC. Confucian is a manufacture and research based bio-science company. It has a large capacity to manufacture tablets, granule, oral liquid, powders, soft gels and capsules products. Confucian distributes its products through its own network and white label products. It also has access to a member-based distribution system operated by an affiliated company.

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

History

YBCC

YBCC, formerly known as International Packaging and Logistics Group (“IPLO”), was originally incorporated as Interactive Medical Technologies, Ltd., on June 2, 1986 in the state of Delaware. On April 17, 2008, IPLO was redomiciled from the State of Delaware to the State of Nevada.

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

The following chart summarizes our organizational and ownership structure as of December 31, 2017:

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

Overview

Confusion is a manufacture and research-based bio-science company. It has a large capacity to manufacture tablets, granule, oral liquid, powders, soft gels and capsules products. Confucian distributes its products through its own network and white label products. It also has access to a member-based distribution system operated by an affiliated company.

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

As of today, the Company’s equity is owned 51% by Hengchun Zhang and 49% by Wenxiu Song.

Product Overview

The Company’s main products can be divided into health food products and hygienic products.

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

Anti-bacteria liquids used for skin sterilization. Inhibit the bromhidrosis and relief beriberi itch.

Confucian owns a 100,000 stage purification workshops , advanced production lines and manufacturing equipment. The Company has additional capacity for OEM processing of tablets, hard capsules, soft capsules, oral liquid, granules, and powders.

Plan

By following the Company motto of being “passionate for the health industry, bringing together the world's resources, focusing on consumer demand, and creating a win-win situation ‘, the Company is eager to develop businesses in the international health and pharmaceutical market.

The Company’s near-term goal is to reach breakeven within a 6-month period time. In order to reach such goal, the Company is increasing its sales and production volume through arrangements and networking with its existing customers and its affiliated companies. Additionally, it plans to increase the size of its sales department to develop new customers.

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

Market Overview

Domestic Markets

Through the member based distribution network, the Company has access to the major markets in Jining City area and most other cities in the Shandong province.

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

Competition

At present, Chinese health food manufacturers are mainly concentrated in Shandong, Jiangsu, Zhejiang, Anhui, Ningxia and a few other regions. Although in recent years, the health and production conditions of the eastern coastal areas have been improved to some extent. Overall, China’s nutrition and health food businesses are small scale, use outdated technology, and lack brand recognition.

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

Employees

Confucian currently has 51 full time employees, including 2 management employees, 11 office employees handling finance and administrative functions, 5 scientific researchers and technicians; and 33 production workers.

Property

YBCC’s corporate headquarters are located at 17800 Castleton St. Ste 386, City of Industry, California 91748. YBCC rents approximately 983 square feet of office space for its headquarters. The lease began on September 1, 2016 and expires on September 1, 2018. As of December 31, 2017, the total monthly base rent is $2,923.

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

Our officers and directors beneficially own approximately 41% of our common stock. As a result, she is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mrs. Song's interests may differ from those of other stockholders. Furthermore, ownership of 42% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price.

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

ITEM 1B.       Unresolved Staff Comments

None.

ITEM 2.          Description of Property

YBCC’s corporate headquarters are located at 17800 Castleton St. Ste 386, City of Industry, California 91748. YBCC rents approximately 983 square feet of office space for its headquarters. The lease began on September 1, 2016 and expires on September 30, 2018. As of December 31, 2017, total monthly base rent is $2,923.

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

PART II

ITEM 5.          Market for Common Equity and Related Shareholder Matters

Our common stock is quoted on the Over-the Counter Market, (the “OTC Markets”), under the trading symbol “YBAO”. As of March 29, 2018, the last working day prior to the date of this report, the closing price of our securities was $0.16.

The following table set forth the quarterly high and low bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions. The low prices are often arbitrary prices put in the system by market makers.

	High	Low
Year ended December 31, 2017
First quarter	$0.84	$0.41
Second quarter	$0.66	$0.48
Third quarter	$0.48	$0.16
Fourth quarter	$0.20	$0.10
Year ended December 31, 2016
First quarter	$0.35	$0.13
Second quarter	$0.92	$0.13
Third quarter	$0.68	$0.30
Fourth quarter	$0.58	$0.30

Holders

As of December 31, 2017, there were approximately 840 registered shareholders of the Company’s Common Stock with 9,894,214 shares issues and outstanding.

Common Stock

Our Company’s Certificate of Incorporation, as amended, provide for authority to issue 900,000,000 shares of common stock with par value of $0.001 per share.

As of December 31, 2017, we shall have approximately 9,894,214 shares of our common stock issued and outstanding held by approximately 840 stockholders of record.

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

Transfer Agent and Registrar

The Company’s transfer agent is Worldwide Stock Transfer LLC located at One University Plaza. Ste 505, Hackensack, NJ 07601.

Securities authorized for issuance under equity compensation plans.

Not Applicable

Recent Sales of Unregistered Securities

Unless otherwise indicated, all of the following sales or issuances of Company securities were conducted under the exemption from registration as provided under Section 4(a)(2) of the Securities Act of 1933. All of the shares issued were issued in transactions not involving a public offering, are considered to be restricted stock as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

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

Overview

The Company is a manufacture and research based bio-science company. It has large capacity to manufacture tablets, granule, oral liquid, powders, soft gels and capsules products. The Company distributes its products through its own network and white label products. It also has access to a member-based distribution system operated by an affiliated company.

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

Results of Operations

Twelve Months Ending December 31, 2017 Compared to December 31, 2016

Revenue:

For the years ended December 31, 2017 and 2016, revenues were $2,103,890 and $1,130,743 respectively with an increase of $973,147 over the same period in 2016. The increase is mainly due to the increase in the number of customers in 2017 compared to 2016. The increase is also due to the increase in demand from consumers for healthy products.

Cost of Goods Sold:

Cost of goods sold for the years ended December 31, 2017 and 2016 were $1,867,994 and $996,925 respectively, for an increase of $871,069 over the same period in 2016. This increase corresponds with the increase in revenue referenced above.

Gross Profit:

Gross profits were $235,896 and $133,818 for the years ended December 31, 2017 and 2016, an increase of $102,078 over the same period in 2016. The gross profit margin as a percent of sales for the years ending December 31, 2017 and 2016 was 11% and 12% respectively with a slight decrease of 1% due to the increase in depreciation cost from newly added manufacturing related fixed assets in 2017.

Operating Expenses:

Operating expenses for the years ended December 31, 2017 and 2016 were $863,240 and $527,300 respectively for an increase of $335,940 or 64% from the same period in the prior year. The major expenses for the years ended December 31, 2017 and 2016 consist of payroll, professional fee and depreciation. The increase of $405,249 was mainly due to the increase in payroll of $170,275 from increased numbers of newly recruited employees   and increase in professional fee of $138,023.

Other Income (Expense):

Other income (expense) consists of interest income and expenses and other non-operation related income and expenses. For the years ended December 31, 2017 and 2016, the net other income (expenses) were 24,869 and ($26,294), respectively with an increase of $51,163. The increase was mainly due to the reduction in interest expenses of $45,219 for an early repayment of a short-term loan, offsetting by an increase in other income of $5,944 for less governmental rewards received in 2017 comparing that in 2016.

Liquidity and Capital Resources

The Company suffered recurring losses from operations and has an accumulated deficit of $1,179,676 at December 31, 2017. The Company has a cash balance of $369,607 and negative working capital of $3,022,540 as of December 31, 2017. The Company has incurred losses of $602,475 and $419,777 for the years ended December 31, 2017 and 2016, respectively. The Company has not continually generated significant gross margins. Unless our operations generate a significant increase in gross margins and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. As of December 31, 2017, we had enough cash to last approximately six months.

Net cash provided by operating activities for the year ended December 31, 2017 amounted to $635, compared to $183,993 provided by operating activities for the year ended December 31, 2016. The decrease of $183,358 was primarily due to the increase in net loss of $182,698, offset by the increase in net cash provided by other payable of 532K.

Net cash used in investing activities for the year ended December 31, 2017 amounted to $72,000 compared to net cash used in investing activities of $484,504 in the year ended December 31, 2016, resulting in a decrease of $412,504. The decrease was mainly due to reduction in fixed assets purchases by $397,305 in 2017 comparing that in 2016.

Net cash provided by financing activities for the year ended December 31, 2017 amounted to $89,625, compared to net cash used in financing activities of $619,773 in the year ended December 31, 2016, resulting in a net increase of $530,148. The increase in net cash provided by financing activities was mainly due to the repayment from payable to related party of $1.2 million.

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

Inventories - Inventory, comprised principally of finished goods, raw material and packaging material, are valued at the lower of cost or net realizable value. Cost is determined using first-in, first-out method.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of December 31, 2017, we conducted an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2017.

Identified Material Weakness

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

(b) Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended December 31, 2017, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information.

None

PART III

ITEM 10.         Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company has a sole director and a sole executive officer, and the ages and positions with the Company as of December 31, 2017 are as follows:

Name	Age	Office	Since
Xiuhua Song	47	Director, CEO and Acting CFO	August 2016

Mrs. Song has been the Managing Director of Shandong Yibao Biologics Co., Ltd. from May 2011 to present. Additionally, Mrs. Song has served as President of YBCC, Inc an Illinois Corporation from November 2012 to December 31, 2017. Mrs. Song received an Associate Degree in Economics and Management from HuBei University of Economics. Additionally, Mrs. Song completed the CEO training program at TsingHua University and received her Executive MBA from Peking University. Mrs. Song is an active member of the American Nutrition and Health Association. Mrs. Song plans to dedicate a minimum of 40 hours per week to the Company.

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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics for the Chief Executive Officer and the Principal Financial Officer

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

ITEM 11.         Executive Compensation

The following table sets forth certain summary information regarding compensation paid by YBCC for services rendered during the fiscal years ended December 31, 2017 and 2016, respectively, to the Company’s Chief Executive Officer and Chief Financial Officer during such period.

Summary Compensation Table

Executive Compensation:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiuhua Song, CEO and CFO	2017	120,000	20,000	0	0	0	0	0	140,000
	2016	10,000	1,667	0	0	0	0	0	11,667

Effective December 1, 2016, the Company entered into an Employment Agreement (the Employment Agreement) with Xiuhua Song, the Company’s CEO. Under the Employment Agreement, Ms. Song will receive a base salary of $120,000 per year and a guaranteed bonus of $20,000 per year. The term of the contract is from December 1, 2016 to December 31, 2019.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth certain summary information regarding outstanding equity awards as of December 31, 2017 to the Company's Chief Executive Officer and Chief Financial Officer and most highly paid executive officers during such period.

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

ITEM 12.        Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of December 31, 2017, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock and (ii) the Company’s directors and executive officers, and (iii) all officers and directors of the Company as a group.

Shares beneficially owned (1)
	Number of shares	Percentage of class (2)
Xiuhua Song	4,020,000	40.63%
Officers and Directors as a group	4,020,000	40.63%
(1 individual)

(1) As of December 31, 2017, Mrs. Song was the sole director, President, Chief Financial Officer and Secretary of the Company.

(2) Percentage based on 9,894,214 shares of common stock outstanding as of December 31, 2017.

ITEM 13.         Certain Relationships and Related Transaction

Xiuhua Song

During 2017, Ms Song, the Company’s Chief Executive Office and acting Chief Financial Officer, was paid compensation of $140,000.

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

Name of related party	Relationship
Wenxiu Song	Owner of Confucian
Hengchun Zhang	Owner of Confucian
Qinbao Kong	Xiuhua Song's spouse
Xiuhua Song	CEO and Director
Shandong Yibao Biologics Co., Ltd.	Affiliated company with common shareholders
Shandong Yibao Import and Export Trade Co, Ltd	Affiliated company with common shareholders

Sales to Shandong Yibao Biologics Co, Ltd. for the twelve months ended December 31, 2017 and 2016 were $755,910 and $309,691, respectively. The purchases of raw material from Shandong Yibao Biologics Co, Ltd. were $268,571 and $218,262 for the years of 2017 and 2016, respectively. The purchases from Shandong Yibao Biologics are mostly consisted of one raw material, and the sales to Shandong Yibao Biologics are all finished goods.

Sales to Shandong Yibao Import and Export Trade Co, Ltd. for the twelve months ended December 31, 2017 and 2016 were $54,019 and $0, respectively.

In June 2016, Shandong Yibao Biologics Co., Ltd. advanced funds to the Company $1,064,073 to pay off the short-term loan. Prior to December 2016, loan from Shandong Yibao Biologics Co., Ltd. amounted to $545,545. In December 2016, Shandong Yibao Biologics assigned the loan to Xiuhua Song.

The Company has the following payables to related parties:

	December 31, 2017	December 31, 2016
To Xiuhua Song	$2,630,912	$2,293,434
To Hengchun Zhang	270,000	260,169
To Quingbao Kong	–	5,873
Total due to related parties	$2,900,912	$2,559,476

ITEM 14.        Principal Accountant Fees and Services

The Company paid the following fees in each of the prior two fiscal years to its former and current independent certified public accountants, TAAD LLP and KCCW Accountancy Corp:

	For the Year Ended December 31,
	2017	2016
Audit Fees	$117,738	$40,000
Audit-Related Fees	106,400	61,500
All Other Fees	–	–
Total Fees	$224,138	$101,500

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

ITEM 15.        Exhibits, List and Reports in Form 8-K

a) Exhibits

2.1	Share Exchange Agreement among IPLO, Yibaoccyb and Xiuhua Song dated July 1, 2016 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2016.)
3.1	Articles of Incorporation and bylaws of the Company, as amended. Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on August 7, 1990, and incorporated herein by reference.
3.2	Amendment to the Articles of Incorporation dated November 25, 1997. Previously filed as an exhibit to the Company’s Form 10-KSB filed for the period ended December 31, 2002 and incorporated herein by reference.
3.3	Amendment to the Articles of Incorporation dated February 3, 1998. Previously filed as an exhibit to the Company’s Form 10-KSB filed for the period ended December 31, 2002 and incorporated herein by reference.
3.4	Amendment to the Articles of Incorporation dated January 31, 2002 Previously filed as an exhibit to the Company’s Form 10-KSB filed for the period ended December 31, 2002 and incorporated herein by reference.
3.5	Amendment to the Articles of Incorporation dated July 2, 2007.
3.6	Amendment to the Articles of Incorporation dated December 5, 2016. Previously filed as exhibit 3.1 to the Company’s Form 8-K filed on December 22, 2016.
10.1	Stock Purchase Agreement between IPLO and Xiuhua Song dated May 15, 2016. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2016.)
10.2	Stock Purchase Agreement among IPLO, Standard Resources Ltd., and H&H Glass Inc. dated July 1, 2016. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2016.)
10.3	Consulting Services Agreement between YibaoHK and Shandong Confucian Biologics Co. Ltd. dated August 31, 2016 (Incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.4	Equity Pledge Agreement between YibaoHK, Shandong Confucian Biologics Co. Ltd. and the owners of Shandong Confucian Biologics Co. Ltd. dated August 31, 2016 (Incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.5	Operating Agreement between YibaoHK, Shandong Confucian Biologics Co. Ltd. and the owners of Shandong Confucian Biologics Co. Ltd. dated August 31, 2016 (Incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.6	Voting Rights and Proxy Agreement between YibaoHK, Shandong Confucian Biologics Co. Ltd. and the owners of Shandong Confucian Biologics Co. Ltd. dated August 31, 2016 (Incorporated by reference to Exhibit 99.9 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.7	Option Agreement between YibaoHK, Shandong Confucian Biologics Co. Ltd. and the owners of Shandong Confucian Biologics Co. Ltd. dated August 31, 2016 (Incorporated by reference to Exhibit 99.10 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YBCC, Inc.

By:	/s/ Xiuhua Song
Xiuhua Song Chief Executive Officer

Dated	April 13, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Xiuhua Song	April 13, 2018
Xiuhua Song Chief Executive Officer,
Principal Financial Officer and Director

YBCC, Inc.

and Subsidiaries

Consolidated Financial Statements

for the Years Ended

December 31, 2017 and 2016

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
YBCC, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of YBCC, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, and comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the consolidated financial statements, the Company has sustained continuing operating losses and working capital deficits. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2016.

Los Angeles, California

March 30, 2018

YBCC, INC. , AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
		(restated)
Assets
Current assets
Cash and cash equivalents	$369,607	$339,147
Accounts receivable - net	–	149,765
Other receivable	33,251	102,122
Advance to suppliers	20,007	94,799
Prepaid expenses	50,753	40,858
Inventory, net	127,335	149,844
Total current assets	600,953	876,535

Property, plant, and equipment - net	2,538,580	2,518,243

Intangible assets - net	726,043	695,109

Other assets
Deferred cost	–	14,792
Deposits	6,052	11,635
Total other assets	6,052	26,427

Total assets	$3,871,628	$4,116,314

Liabilities and Equity

Current liabilities
Accounts payable	$160,625	$69,606
Accrued expenses	124,714	71,395
Customer deposits	31,314	22,401
Customer deposits-related party	–	34,378
Taxes payable	92,122	60,963
Other payable	313,806	399,052
Loan Payable-unrelated party	–	87,858
Other payable-related party	2,900,912	2,559,476
Total current liabilities	3,623,493	3,305,129
Total liabilities	3,623,493	3,305,129

Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,370 series A issued and outstanding as of December 31, 2017 and 2016, respectively	98	98
Common stock: $0.001 par value, 900,000,000 shares authorized, 9,894,214 and 6,894,214 shares issued and outstanding of December 31, 2017 and 2016, respectively	9,894	6,894
Additional paid in capital	1,162,328	865,328
Subscription received in advance	–	300,000
Accumulated foreign currency exchange loss	(36,581)	(56,689)
Accumulated deficit	(1,179,676)	(608,739)
Total YBCC, Inc stockholders' equity	(43,937)	506,892
Non-controlling interest	292,072	304,293
Total equity	248,135	811,185
Total liabilities and equity	$3,871,628	$4,116,314

The accompanying notes are integral to these consolidated financial statements.

YBCC, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	For The Year Ended December 31,
	2017	2016
Sales revenue	$2,103,890	$1,130,743

Cost of goods sold	1,867,994	988,742

Gross profit	235,896	142,001

Operating expenses
Selling expenses	23,366	15,960
General & administrative expenses	839,874	514,937
Total operating expenses	863,240	530,897

Loss from operations	(627,344)	(388,896)

Other income (expenses)
Other income	24,869	18,925
Interest income (expense)	–	(49,805)
Total other income (expenses)	24,869	(30,880)

Loss before income taxes	(602,475)	(419,776)
Provision for income tax	–	–
Net Loss	(602,475)	(419,776)

Less: net loss attributable to non-controlling interest	(31,538)	(134,729)
Net loss attributable to the Company	$(570,937)	$(285,047)

Net Loss	(602,475)	(419,776)

Other Comprehensive Income
Foreign currency translation gain/(loss) attributable to the Company	20,108	(26,335)
Comprehensive loss	(550,829)	(446,111)

Less: comprehensive loss attributable to non-controlling interest	9,853	(25,767)
Net comprehensive loss attributable to the Company	$(560,682)	$(420,344)

Loss per weighted average share of common stock -basic& diluted	$(0.06)	$(0.09)

Weighted average share outstanding -basic & diluted	9,877,776	5,199,351

The accompanying notes are integral to these consolidated financial statements.

YBCC, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

	For The Year Ended December 31,
	2017	2016

Operating activities
Net Loss	$(602,475)	$(419,776)

Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	230,079	197,483
Amortization	15,139	15,405
Legal professional fees paid by issuance of stock	–	35,000

Changes in operating assets and liabilities:
Accounts receivable	153,891	(153,166)
Other receivable	72,916	(22,556)
Advance to suppliers	78,146	(97,709)
Prepaid expenses	(9,199)	(39,404)
Inventory	31,359	(40,686)
Deposits	5,920	3,562
Accounts payable	83,145	58,095
Accrued expense	51,716	39,001
Customer deposit	7,135	(37,421)
Customer deposit-related party	(35,325)	35,947
Tax payable	26,063	29,041
Other payable	(107,875)	424,873
Cash provided by operating activities	635	27,689

Cash flow used in investing activities:
Deferred cost	15,199	156,303
Purchase of property and equipment	(87,199)	(484,504)
Cash used in investing activities	(72,000)	(328,201)

Cash flow provided (used) by financing activities:
Subscription received in advance	–	300,000
Advance from related party	179,903	1,373,990
Loan payable -unrelated party	(90,278)	–
Repayment of Loan	–	(1,054,217)
Cash provided by financing activities	89,625	619,773

Effects of currency translation on cash	12,200	(1,861)

Net increase in cash	30,460	317,400
Cash at beginning of year	339,147	21,747
Cash at end of year	$369,607	$339,147

Supplementary Disclosures of Cash Flow
Cash paid during the year for
Income taxes	$–	$–
Interest	$–	$45,248

Non-cash investing and financing activities:
Issuance of common stock for subscription received previously	$300,000	$–

The accompanying notes are integral to these consolidated financial statements.

YBCC, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred Stock Series A		Preferred Stock Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	974,730	$98	–	$–	4,504,214	$4,504

Effect of restructuring entities under common control	–	–	–	–	2,040,000	2,040

Issuance of stock to Legal Counsel for services	–	–	–	–	350,000	350

Subscriptions received in advance	–	–	–	–	–	–

Foreign currency translation loss	–	–	–	–	–	–

Net Loss	–	–	–	–	–	–

Balance as of December 31, 2016	974,730	$98	–	$–	6,894,214	$6,894

Issuance of stock for seven individuals	–	–	–	–	3,000,000	3,000

Foreign currency translation gain	–	–	–	–	–	–

Net Loss	–	–	–	–	–	–

Balance as of December 31, 2017	974,730	$98	–	$–	9,894,214	$9,894

The accompanying notes are integral to these consolidated financial statements.

YBCC, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Additional Paid-In	Subscription Received in	Accumulated Other Comprehensive	Accumulated Earnings	Non-Controlling
	Capital	Advance	Income (Loss)	(Deficit)	Interest	Total
Balance as of December 31, 2015	$832,718	$–	$(30,353)	$(323,691)	$464,323	$947,599

Effect of restructuring entities under common control	(2,040)		–	–	–	–

Issuance of stock to Legal Counsel for services	34,650	–	–	–	–	35,000

Subscriptions received in advance	–	300,000	–	–	–	300,000

Foreign currency translation loss	–	–	(26,336)	–	(25,302)	(51,638)
						–
Net Loss	–	–	–	(285,048)	(134,728)	(419,776)
						–
Balance as of December 31, 2016	$865,328	$300,000	$(56,689)	$(608,739)	$304,293	$811,185

Issuance of stock for seven individuals	297,000	(300,000)	–	–	–	–

Foreign currency translation gain	–	–	20,108	–	19,317	39,425

Net Loss	–	–	–	(570,937)	(31,538)	(602,476)

Balance as of December 31, 2017	$1,162,328	$–	$(36,581)	$(1,179,676)	$292,072	$248,135

YBCC, INC., AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Details of the Company’s structure as of December 31, 2017, is as follow:

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

As of December 31, 2017 and 2016, accounts receivable was $0 and $149,765, respectively. The Company believes that its accounts receivables are fully collectable and determined that an allowance for doubtful accounts was not necessary.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories - Inventory, comprised principally of finished goods, raw material and packaging material, are valued at the lower of cost or net realizable value. Cost is determined using first-in, first-out method.

	December 31, 2017	December 31, 2016
Finished goods	$7,106	$7,098
Work in progress	47,292	106,934
Raw materials	46,902	20,457
Packaging material	26,035	15,088
Supplies	–	267
Total	$127,335	$149,844

The Company periodically estimates an inventory allowance for estimated unmarketable inventories. Inventory amounts are reported net of such allowances, if any. There were no allowances for inventory as of December 31, 2017 and 2016.

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

Impairment of Long-Lived Assets – The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets. There are no impairment of our long-lived assets for the year ended 2017 and 2016.

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

In accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB ASC Topic 740”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As of December 31, 2017 and 2016, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

December 31, 2017
Balance sheet	RMB 6.51 to US $1.00
Statement of operation and other comprehensive income	RMB 6.76 to US $1.00
December 31, 2016
Balance sheet	RMB 6.94 to US $1.00
Statement of operation and other comprehensive income	RMB 6.64 to US $1.00

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

Net Earnings(loss) Per Share – Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic earnings per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive. In this case, the Preferred Shares would not be dilutive since the conversion price is $3.00 and the quoted price is significantly lower than the conversion price. Therefore, there were no dilutive securities for the years ending December 31, 2017 and 2016, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”).

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in the Company’s consolidated financial statements.

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

In September 2017, The FASB issued ASU 2017-13- Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): This Accounting Standards Update adds SEC paragraphs pursuant to the SEC Staff Announcement at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. The July announcement addresses Transition Related to Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers (Topic 606), and No. 2016-02, Leases (Topic 842). This Update also supersedes SEC paragraphs pursuant to the rescission of SEC Staff Announcement, “Accounting for Management Fees Based on a Formula,” effective upon the initial adoption of Topic 606, Revenue from Contracts with Customers, and SEC Staff Announcement, “Lessor Consideration of Third-Party Value Guarantees,” effective upon the initial adoption of Topic 842, Leases. The amendments in this Update also rescind three SEC Observer Comments effective upon the initial adoption of Topic 842. One SEC Staff Observer comment is being moved to Topic 842. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOte 2 - going concern

The Company sustained operating losses of $602,475 and $419,777 during the years ended December 31, 2017 and 2016, respectively. The Company has accumulated deficit of $1,179,678 and $608,739 as of December 31, 2017 and 2016, respectively. Working capital deficits amounted to $3,022,540 and $2,428,594 as of December 31, 2017 and 2016, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3- RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As of and For The Year Ended December 31, 2016

During the year ended December 31, 2017, the Company reviewed its tax payables related to land use tax and real property tax and determined that the value of the tax payables were understated. According to China tax law, Land use tax are calculated on the actual land square footage and real property tax are calculated based on property value which were both understated in year ended 2016. This understated payable result an understated net operating loss in amount of $21,744 for the year ended December 31, 2016.

Beside the understatement of tax payable, the Company also reclassified certain accounts on the balance sheet. For the effects of the adjustments on the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2016 are summarized as follow:

	Consolidated Balance Sheets As of December 31, 2016
	Previously	Impact of
	Reported	Restatement	Restated
Assets
Current assets
Advance to suppliers	$–	$94,799	$94,799
Prepaid expenses	158,869	(118,011)	40,858
Total current assets	$899,747	$(23,212)	$876,535

Other assets
Deferred cost	–	14,792	14,792
Deposits	3,215	8,420	11,635
Total other assets	3,215	23,212	26,427
Total assets	$4,116,314	$–	$4,116,314

Liabilities and Equity

Current liabilities
Taxes payable	$40,168	$20,795	$60,963
Other payable	486,910	(87,858)	399,052
Loan Payable-unrelated party	–	87,858	87,858
Total current liabilities	3,284,334	20,795	3,305,129
Total liabilities	3,284,334	20,795	3,305,129

Equity
Accumulated foreign currency exchange loss	(57,173)	484	(56,689)
Accumulated deficit	(597,650)	(11,089)	(608,739)
Total YBCC, Inc stockholders' equity	517,497	(10,605)	506,892
Non-controlling interest	314,483	(10,190)	304,293
Total equity	831,980	(20,795)	811,185
Total liabilities and equity	$4,116,314	$–	$4,116,314

	Consolidated Statements of Income and Comprehensive Income For The Year Ended December 31, 2016
	Previously
	Reported	Difference	Restated
Operating expenses
General & administrative expenses	$493,191	$21,746	$514,937
Total operating expenses	509,151	21,746	530,897

Loss from operation	(367,150)	(21,746)	(388,896)

Loss before income taxes	(398,030)	(21,746)	(419,776)
Net Loss	(398,030)		(419,776)

Less: net loss attributable to non-controlling interest	(124,073)	(10,656)	(134,729)
Net loss attributable to the Company	$(273,957)	$10,656	$(285,047)

Net Loss	(398,030)	(21,746)	(419,776)

Other Comprehensive Income
Foreign currency translation gain/(loss) attributable to the Company	(52,587)	26,252	(26,335)
Comprehensive loss	(450,617)	(4,506)	(446,111)

Less: comprehensive loss attributable to non-controlling interest	(25,767)	–	(25,767)
Net comprehensive loss attributable to the Company	$(424,850)	$(4,506)	$(420,344)

Loss per weighted average share of common stock - basic& diluted	$(0.17)	$0.08	$(0.09)

Weighted average share outstanding - basic & diluted	2,700,174	5,199,351	5,199,351

	Consolidated Statements of Equity
	As of and For the Year Ended
	December 31, 2016
	Previously	Impact of
	Reported	Restatement	Restated
Accumulated Other Comprehensive Income:
Foreign currency translation	$(26,820)	$484	$(26,336)
Balance at December 31, 2016	$(57,173)	$484	$(56,689)
Retained earnings:
Net loss for the year ended December 31, 2016	$(273,957)	$(11,091)	$(285,048)
Balance at December 31, 2016	$(597,650)	$(11,089)	$(608,739)

	Consolidated Statements of Cash Flows For The Year Ended December 31, 2016
	Previously	Impact of Restatement/
	Reported	Reclassification	Restated
Cash flow from operating activities
Net Loss	$(398,030)	$(21,744)	$(419,774)
Advance to suppliers	–	(97,709)	(97,709)
Prepaid expenses	25,968	(65,370)	(39,402)
Deposits	(3,215)	6,776	3,561
Accounts payable	97,096	(39,001)	58,095
Accrued expense	–	39,001	39,001
Tax payable	7,296	21,744	29,040
Other payable	424,872	–	424,872
Cash provided by operating activities	183,992	(156,303)	27,689

Cash flow from investing activities:
Deferred cost	–	156,303	156,303
Cash used in investing activities	$(484,504)	$156,303	$(328,201)

NOte 4 - concentration of credit risk

We maintain our cash balance in several banks in China and United States. The consolidated cash balances as of December 31, 2017, and 2016 were $369,607 and $339,147 respectively. The cash balances in China as of December 31, 2017 and 2016 are $307,361 and $29,156 respectively. The accounts in China were not insured which we believe were exposed to credit risks on cash. Our U.S. bank account is maintained at Wells Fargo, as of December 31, 2017, and the balance of $62,246 is within federal insured limit of $250,000.

NOTE 5 - OTHER RECEIVABLE

Total other receivable consists of balance of VAT receivable of $33,251 and $102,122 as of December 31, 2017 and 2016, respectively.

NOTE 6 - PREPAID EXPENSES

Prepaid expenses were comprised of the following:

	December 31, 2017	December 31, 2016
Utilities	$1,537	$–
Professional fee	44,974	–
Other	4,242	40,858
Total	$50,753	$40,858

Note 7 - property, plant and equipment

Property, plant and equipment as of December 31, 2017 and 2016 are summarized as following:

	December 31, 2017	December 31, 2016
Buildings	$1,858,989	$1,739,780
Vehicles	11,912	11,162
Manufacturing equipment	1,133,045	982,511
Office equipment	93,961	85,061
Property, plant, and equipment - total	3,097,907	2,818,514
Less: accumulated depreciation	(559,327)	(300,271)
Fixed assets, net	$2,538,580	$2,518,243

For the years ended December 31, 2017 and 2016, depreciation expense was $230,079 and $197,484, respectively.

note 8 - intangible assets -net

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder to use the land for 50 years and enjoys all the incidents of ownership of the land. As of December 31, 2017, and December 31, 2016, the land use rights net of accumulated amortization was $726,043 and $695,109, respectively. The use term was 50 years.

The summary of land use rights as of December 31, 2017 and 2016 are summarized as following:

The land use right term	December 31, 2017	December 31, 2016
May, 2013 - Apr, 2063	$553,332	$518,528
Dec, 2015 - Sep, 2065	207,491	194,440
Dec, 2015 - Sep, 2065	25,252	23,664
Intangible assets- total	786,075	736,632
Less: accumulated amortization	(60,032)	(41,523)
Intangible assets, net	$726,043	$695,109

For the year ended December 31, 2017 and 2016, amortization expense was $15,139 and $15,405, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company entered a lease for new office space in City of Industry, California. The lease period started October 1, 2016 and expired on September 1, 2018. On October 1, 2016, the Company started this lease at $2,802 per month from October 1, 2016 to September 1, 2017. From September 2, 2017 to August 31, 2018, the monthly lease will be $3,063, resulting in the following future commitments:

Amount
2018 calendar year	$24,504
Total	$24,504

NOTE 10 - INCOME TAX

At December 31, 2017 and 2016, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions. The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying statements of operations. There was no accrued interest or penalties as of December 31, 2017 or 2016.

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination.

Under the Law of People’s Republic of China on Enterprise Income Tax (“EIT Law”), which was effective from January 1, 2008, domestically-owned enterprises and foreign-invested enterprises are subject to a uniform tax rate of 25%. As of December 31, 2017, the Company have net operating losses carry forward of $634,692 that begin expiring in 2018. The potential benefit of the company’s net operating losses has not been recognized in these financial statements because it is more likely-than-not the Company will not utilize the net operating losses carried forward as it does not expect to generate sufficient taxable income in future or the amount involved is not significant.

	For the Years Ended
	December 31,
	2017	2016
Current
USA	$–	$–
China	–	–

Deferred
USA
Deferred tax assets for NOL carryforwards	113,003	49,239
Valuation allowance	(113,003)	(49,239)
Net changes in deferred income tax under non-current portion	–	–

China
NOL carryforwards	8,207	115,980
Valuation allowance	(8,207)	(115,980)
Net changes in deferred income tax under non-current portion	–	–

Total provision for income tax	$–	$–

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Deferred Tax Assets:
Net operating loss carry forwards	$170,449	$165,219
Valuation allowance	(170,449)	(165,219)
Net deferred tax assets	$–	$–

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax in the PRC is as follows:

	December 31, 2017	December 31, 2016
Tax expense at statutory rate-US	34%	34%
Foreign income not recognized in the US	(34)%	(34)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	(25)%	(25)%
Effective income tax rates	–	–

On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted, significantly altering U.S. corporate income tax law. The SEC issued Staff Accounting Bulletin 118, which allows companies to record reasonable estimates of enactment impacts where all of the underlying analysis and calculations are not yet complete. The provisional estimates must be finalized within a one-year measurement period. The Company reduced its net domestic deferred tax asset balance by $69,954 due to the reduction in corporate tax rate from 34% to 21%. These adjustments are fully offset by a change in the Company’s U.S. valuation allowance.

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

On December 22, 2016, the Company issued 350,000 shares for consulting services valued at $35,000, or $0.10 per share per agreement.

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

Series B Preferred Shares

During the year ended December 31, 2015, the Company received the 400,000 shares of Series B Preferred Shares being returned to the Company. As a result, there were no shares of Series B Preferred Shares issued and outstanding as of December 31, 2017 and 2016.

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

Non-controlling interest consisted of the following:

	December 31,	December 31,
	2017	2016
Beginning balance	$304,291	$464,323
Net loss attributed to non-controlling interest	(31,538)	(134,729)
Foreign currency translation loss attributable to non-controlling interest	19,319	(25,303)
Ending balance	$292,072	$304,291

note 13 - related party transactions

The Company has received sales income from Shandong Yibao Biologics Co, Ltd for the twelve months ended December 31, 2017 and 2016 were $755,910 and $309,691, respectively. The purchases of raw material from Shandong Yibao Biologics Co, Ltd were $268,571 and $218,262 for the years of 2017 and 2016, respectively. The purchases from Shandong Yibao Biologics are mostly consisted of one raw material, and the sales to Shandong Yibao Biologics are all finished goods.

The company has received sales income from Shandong Yibao Import and Export Trade Co, Ltd for the twelve months ended December 31, 2017 and 2016 were $54,019 and $0.

In June 2016, Shandong Yibao Biologics Co., Ltd. advanced funds of $1,064,073 to the Company to pay off the short-term loan. Prior to December 2016, loan from Shandong Yibao Biologics Co., Ltd amounted to $545,545. In December 2016, Shandong Yibao Biologics assigned the loan to Xiuhua Song.

The Company has the following payables to related parties:

	December 31, 2017	December 31, 2016
To Xiuhua Song	$2,630,912	$2,293,434
To Hengchun Zhang	270,000	260,169
To Quingbao Kong	–	5,873
Total due to related parties	$2,900,912	$2,559,476

NOTE 14 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases majority of its inventory and packaging supplies from four suppliers which accounted for 57.59% of the total purchases in year ended December 31, 2017.

The Company had three major customers for the year ended December 31, 2017: Shandong Yibao Biologics Co, Ltd accounted for 31.08% of revenue, Nanjing Hejian Trading Co, Ltd accounted for 15.56% of revenue, and Ping Xiang Import and Export Company accounted for 13.63% of revenue for the year ended December 31, 2017.

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

NOTE 15 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 30, 2018, the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

