Form 10-Q
period 2018-03-31
YBCC, Inc.
filed 2018-05-15
CIK 822997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018 or

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

☐ Yes       ☒ No

The number of shares outstanding of the Issuer’s common stock as of May 15, 2018 was 9,894,214.

YBCC, Inc.

and Subsidiaries

FORM 10-Q for the Quarter Ended March 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YBCC, INC. , AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$81,372	$369,607
Accounts receivable - net	64,421	–
Accounts receivable - Related party	13,391	–
Other receivable	48,049	33,251
Advance to suppliers	125,173	20,007
Prepaid expenses	50,282	50,753
Inventory - net	266,518	127,335
Total current assets	649,206	600,953

Property, plant, and equipment - net	2,579,783	2,538,580

Intangible assets - net	748,969	726,043

Other assets
Deposits	6,158	6,052
Total other assets	6,158	6,052

Total assets	$3,984,116	$3,871,628

Liabilities and Equity

Current liabilities
Accounts payable	$69,266	$160,625
Accrued expenses	166,957	124,714
Customer deposits	125,892	31,314
Taxes payble	100,678	92,122
Other payable	289,768	313,806
Loan Payable-unrelated party	66,157	–
Other payable-related party	3,005,699	2,900,912
Total current liabilities	3,824,417	3,623,493
Total liabilities	3,824,417	3,623,493

Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,370 series A issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	98	98
Common stock $0.001 par value, 900,000,000 shares authorized, 9,894,214 shares issued and outstanding of March 31, 2018 and December 31, 2017, respectively	9,894	9,894
Additional paid in capital	1,162,328	1,162,328
Accumulated foreign currency exchange loss	(25,484)	(36,581)
Accumulated deficit	(1,269,532)	(1,179,676)
Total YBCC, Inc stockholders' equity	(122,696)	(43,937)
Non-controlling interest	282,395	292,072
Total equity	159,699	248,135
Total liabilities and equity	$3,984,116	$3,871,628

See accompanying notes to these unaudited consolidated financial statements

YBCC, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For The Three Months Ended March 31,
	2018	2017
Sales revenue	$261,180	$280,430
Cost of goods sold	219,253	278,526
Gross profit	41,927	1,904

Operating expenses
Selling expenses	3,080	7,996
General & administrative expenses	144,010	181,383
Total operating expenses	147,090	189,379

Loss from operations	(105,163)	(187,475)

Other income (expenses)
Other income (expense)	(5,031)	2,969
Interest income	–	29
Total other income (expenses)	(5,031)	2,998

Loss before income taxes	(110,194)	(184,477)
Provision for income tax	–	–
Net Loss	(110,194)	(184,477)

Less: net loss attributable to non-controlling interest	(20,339)	(35,782)
Net loss attributable to the Company	$(89,855)	$(148,695)

Net Loss	$(110,194)	$(184,477)
Other Comprehensive Income
Foreign currency translation gain attributable to the Company	11,097	5,399
Comprehensive loss	(78,758)	(179,078)

Less: comprehensive loss attributable to non-controlling interest	5,438	2,646
Net comprehensive loss attributable to the Company	$(84,196)	$(181,724)

Loss per weighted average share of common stock - basic& diluted	$(0.01)	$(0.02)

Weighted average share outstanding - basic & diluted	9,894,214	9,877,776

See accompanying notes to these unaudited consolidated financial statements

YBCC, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2018	2017

Operating activities
Net Loss	$(110,194)	$(184,477)

Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	57,503	48,914
Amortization	4,025	3,714

Changes in operating assets and liabilities:
Accounts receivable	(63,605)	136,263
Accounts receivable-related party	(13,221)	–
Other receivable	(13,388)	(8,327)
Advance to suppliers	(103,100)	(58,397)
Prepaid expenses	1,122	(19,128)
Inventory	(132,744)	(97,792)
Deposits	–	(145)
Accounts payable	(96,100)	(7,571)
Accrued expense	41,469	14,666
Customer deposit	92,230	90,802
Customer deposit-related party	–	(34,666)
Tax payable	5,065	9,064
Other payable	(35,256)	101,114
Cash used in operating activities	(366,194)	(5,966)

Cash flow used in investing activities:
Deferred cost	–	(6,586)
Purchase of property and equipment	(5,123)	(3,751)
Cash used in investing activities	(5,123)	(10,337)

Cash flow provided (used) by financing activities:
Advance from (repayment to) related party	10,000	(66,376)
Loan payable -unrelated party	65,318	–
Cash provided by (used in) financing activities	75,318	(66,376)

Effects of currency translation on cash	7,764	258

Net decrease in cash	(288,235)	(82,421)
Cash at beginning of year	369,607	339,147
Cash at end of year	$81,372	$256,726

Supplementary Disclosures of Cash Flow
Cash paid during the year for
Income taxes	$–	$–
Interest	$–	$–

Non-cash investing and financing activities:
Issuance of common stock for subscription received previously	$–	$300,000

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

Details of the Company’s structure as of March 31, 2018 is as follow:

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

As of March 31, 2018 and December 31, 2017, accounts receivable were $77,812 and $0, respectively. The Company believes that its accounts receivables are fully collectable and determined that an allowance for doubtful accounts was not necessary.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories - Inventory is valued at the lower of cost or market. Cost is determined using first-in, first-out method.

Inventory, comprised principally of finished goods, raw material and packaging material, are valued at the lower of cost or market.

	March 31, 2018	December 31, 2017
Finished goods	$21,848	$7,106
Work in progress	120,665	47,292
Raw materials	100,943	46,902
Packaging material	23,062	26,035
Total	$266,518	$127,335

The Company periodically estimates an inventory allowance for estimated unmarketable inventories. Inventory amounts are reported net of such allowances, if any. There were no allowances for inventory as of March 31, 2018 and December 31, 2017.

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

Impairment of Long-Live Assets – The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets. There is no impairment of our long-lived assets for the three months ended March 31, 2018 and 2017.

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

In accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB ASC Topic 740”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As of March 31, 2018, and December 31, 2017, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

Balance sheet
Balance sheet as of March 31, 2018	RMB 6.27 to US $1.00
Balance sheet as of December 31, 2017	RMB 6.51 to US $1.00

Statement of operation and other comprehensive income
Statement of operation and other comprehensive income for three months ended March 31, 2018	RMB 6.35 to US $1.00
Statement of operation and other comprehensive income for three months ended March 31, 2017	RMB 6.89 to US $1.00

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

Net Earnings (Loss) Per Share – Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic earnings per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive. In this case, the Preferred Shares would not be dilutive since the conversion price is $3.00 and the quoted price is significantly lower than the conversion price. Therefore, there were no dilutive securities for the three months ended March 31, 2018 and 2017, respectively.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance may be adopted through either retrospective application to all periods presented in the financial statements (full retrospective approach) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective approach). The Company had evaluated the effected that will result from adopting the guidance in this standard and concluded that the new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. These amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the pending content that links to this paragraph in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company has evaluated the impact of adopting ASU 2016-18 noting it will only impact the Company to the extent it has restricted cash in the future.

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

In February 2018, the FASB issued ASU No. 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOte 2 - going concern

The Company sustained net losses of $110,194 and $184,477 during the three months ended March 31, 2018 and 2017, respectively. The Company has accumulated deficit of $1,269,532 and $1,179,676 as of March 31, 2018 and December 31, 2017, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOte 3 - concentration of credit risk

We maintain our cash balance in several banks in China and United States. The consolidated cash balances as of March 31, 2018 and December 31, 2017 were $81,372 and $369,607, respectively. The cash balances in China as of March 31, 2018 and December 31, 2017 were $29,182 and $307,361, respectively. The accounts in China were not insured which we believe were exposed to credit risks on cash. As of March 31, 2018, the balance of our US account was $52,190 which is within federal insured limit of $250,000. As of December 31, 2017, the balance of our US account was $62,246, which is within federal insured limit of $250,000.

NOTe 4 - other receivable

Total other receivable consists of balances of VAT receivable of $48,049 and $33,251 as of March 31, 2018 and December 31, 2017, respectively.

NOTe 5 - prepaid expenses

Prepaid expenses were comprised of the following:

	March 31, 2018	December 31, 2017
Utilities	$1,594	$1,537
Professional fees	45,625	44,974
Other	3,063	4,242
Total	$50,282	$50,753

Note 6 - property, plant and equipment

Property, plant and equipment as of March 31, 2018 and December 31, 2017 are summarized as following:

	March 31, 2018	December 31, 2017
Buildings	$1,928,126	$1,858,989
Vehicles	12,355	11,912
Manufacturing equipment	1,180,373	1,133,045
Office equipment	97,265	93,961
Property, plant, and equipment - total	3,218,119	3,097,907
Less: accumulated depreciation	(638,336)	(559,327)
Fixed assets, net	$2,579,783	$2,538,580

For the three months ended March 31, 2018 and 2017, depreciation expenses were $57,503 and $48,914, respectively.

note 7 - intangible assets -net

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder to use the land for 50 years and enjoys all the incidents of ownership of the land. As of March 31, 2018 and December 31, 2017, the land use rights net of accumulated amortization was $748,969 and $726,043, respectively. The use term was 50 years.

The summary of land use rights as of March 31, 2018 and December 31, 2017 are summarized as following:

The land use right term	March 31, 2018	December 31, 2017
May, 2013 - Apr. 2063	$573,910	$553,332
Dec. 2015 - Sept. 2065	215,208	207,491
Dec. 2015 – Sept. 2065	26,192	25,252
Intangible assets- total	815,310	786,075
Less: accumulated amortization	(66,341)	(60,032)
Intangible assets, net	$748,969	$726,043

For the three months ended March 31, 2018 and 2017, amortization expenses were $4,025 and $3,714, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company’s current lease is in City of Industry, California. The lease period started on October 1, 2016 and expires on September 1, 2018. On October 1, 2016, the Company started this lease at $2,802 per month from October 1, 2016 to September 1, 2017. From September 2, 2017 to August 31, 2018, the monthly lease is $3,063, resulting in the following future commitments:

Amount
2018 calendar year	$15,315
Total	$15,315

NOTE 9 - INCOME TAX

At March 31, 2018 and December 31, 2017, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions. The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying statements of operations. There was no accrued interest or penalties as of March 31, 2018 and December 31, 2017.

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

	For the Three Months ended
	March, 31
	2018	2017
Current
USA	$–	$–
China	–	–

Deferred
USA
Deferred tax assets for NOL carryforwards	14,424	37,893
Valuation allowance	(14,424)	(37,893)
Net changes in deferred income tax under non-current portion	–	–

China
NOL carryforwards	10,377	18,256
Valuation allowance	(10,377)	(18,256)
Net changes in deferred income tax under non-current portion	–	–

Total provision for income tax	$–	$–

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Deferred Tax Assets:
Net operating loss carry forwards	$352,111	$327,310
Valuation allowance	(352,111)	(327,310)
Net deferred tax assets	$–	$–

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax in the PRC is as follows:

	March 31, 2018	December 31, 2017
Tax expense at statutory rate-US	21%	34%
Foreign income not recognized in the US	(21)%	(34)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	(25)%	(25)%
Effective income tax rates	–	–

On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted, significantly altering U.S. corporate income tax law. The SEC issued Staff Accounting Bulletin 118, which allows companies to record reasonable estimates of enactment impacts where all of the underlying analysis and calculations are not yet complete. The provisional estimates must be finalized within a one-year measurement period. The Company reduced its net domestic deferred tax asset balance by $88,781 due to the reduction in corporate tax rate from 34% to 21%. These adjustments are fully offset by a change in the Company’s U.S. valuation allowance.

note 10 - equity

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

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 9,894,214 as of March 31, 2018 and December 31, 2017, respectively.

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

Series B Preferred Shares

During the year ended December 31, 2015, the Company received the 400,000 shares of Series B Preferred Shares being returned to the Company. As a result, there were no shares of Series B Preferred Shares issued and outstanding as of March 31, 2018 and December 31, 2017.

NOTE 11 - NON-CONTROLLING INTEREST

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

Non-controlling interest consisted of the following:

	March 31,	December 31,
	2018	2017
Beginning balance	$292,072	$304,291
Net loss attributed to non-controlling interest	(20,339)	(31,538)
Foreign currency translation gain (loss) attributable to non-controlling interest	10,662	19,319
Ending balance	$282,395	$292,072

note 12 - related party transactions

The related parties of the Company with whom transactions are reported in these financial statements are as follows:

Name of Entity or Individual	Relationship with the Company and subsidiaries
Shandong Yibao Biologics Co, Ltd	Affiliated company with common shareholders
Shandong Yibao Import & Export Trading Co, Ltd	Affiliated company with common shareholders
Ms. Xiuhua Song	Director and controlling beneficiary shareholder of the Company
Mr. Hengchun Zhang	Owner of Shandong Confucian Biologics

Transactions:

	For the Three Months Ended March 31,
	2018	2017
Sales to Shandong Yibao Biologics Co. Ltd	$128,612	$45,309
Total	$128,612	$45,309

	For the Three Months Ended March 31,
	2018	2017
Purchase from Shandong Yibao Biologics Co. Ltd	$–	$2,135
Total	$–	$2,135

Accounts receivable from related party

	March 31, 2018	December 31, 2017
Accounts receivable from Shandong Yibao Biologics Co. Ltd	$13,391	$–
Total	$13,391	$–

Due to related parties

	March 31, 2018	December 31, 2017
To Xiuhua Song	$2,725,658	$2,630,912
To Hengchun Zhang	280,042	270,000
Total	$3,005,699	$2,900,912

NOTE 13 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases majority of its inventory and packaging supplies from three suppliers which accounted for 31.40%, 9.51% and 8.70% of the total purchases for the three months ended March 31, 2018.

The Company had four major customers for the three months ended March 31, 2018: Shandong Yibao Biologics for 49.24% of revenue, Ping Xiang Import and Export Company accounted for 24.77% of revenue, Anhui Xiancheng Import and Export Company accounted for 15.33% of revenue, Wuhan Youni Biologics Co. Ltd accounted for 10.30% of revenue for the three months ended March 31, 2018.

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

NOTE 14 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 15, 2018, the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2018 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2017 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended December 31, 2017 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

Results of Operations

Three Months Ending March 31, 2018 Compared to March 31, 2017

Revenue:

For the three months ended March 31, 2018 and 2017, revenues were $261,180 and $280,430 respectively, for a decrease of $19,250 over the same period in 2017. The decrease is mainly due to unstable international market conditions and decrease in export orders.

Cost of Goods Sold:

Cost of goods sold for the three months ended March 31, 2018 and 2017 were $219,253 and $278,526 respectively, for a decrease of $59,273 over the same period in 2017. This decrease is mainly due to the reduction of sales orders, production is reduced accordingly.

Gross Profit:

Gross profit was $41,927 and $1,904 for the three months ended March 31, 2018 and 2017, an increase of $40,023 over the same period in 2017. The gross profit margin as a percent of sales for the three months ending March 31, 2018 and 2017 was 16% and 1% respectively, with an increase of 15% mainly due to improved worker proficiency and improved production management.

Operating Expenses:

Operating expenses for the three-month period ended March 31, 2018 and 2017 were $147,090 and $189,379 respectively for a decrease of $42,289 or 22% from the same period of prior year. The major expenses for the three-month period ended March 31, 2018 and 2017 consist of payroll, professional fees and depreciation. The decrease of $42,289 was mainly due to a decrease in payroll expense of $13,408 and decrease in professional fee of $26,247.

Other Income (Expense):

Other income (expense) consists of interest income and expenses and other non-operation related income and expenses. Other income (expense) for the three months ended March 31, 2018 and 2017 were ($5,031) and $2,998 respectively for a decrease of $8,029 over the same period in 2017.

Liquidity and Capital Resources

The Company suffered recurring losses from operations and has an accumulated deficit of $1,269,532 at March 31, 2018. The Company has a cash balance of $81,372 and a negative working capital of $3,175,211 as of March 31, 2018. The Company has incurred losses of $110,194 and $184,477 for the three months ended March 31, 2018 and 2017, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Net cash used in operating activities for the three months ended March 31, 2018 amounted to $366,194, compared to $5,966 used in operating activities for the three months ended March 31, 2017. The increase of $360,228 in the net cash used in our operating activities was primarily due to the decrease in the change of accounts receivable of $199,868, decrease in the change of accounts receivable-related party of $13,221, decrease in the change of advance to suppliers of $44,703, decrease in the change of inventory of $34,952, decrease in the change of accounts payable of $88,529, decrease in change of tax payable of $31,205, and decrease in change of other payable of $136,370; partially offset by the increase in net loss of $74,283 from operations, increase in change of accrued expense of $26,803, increase in change of prepaid expenses of $20,250, and increase in the change of customer deposit-related party of $34,666.

Net cash used in investing activities for the three months ended March 31, 2018 amounted at $5,123 compared to net cash used in investing activities of $10,337 for the three months ended March 31, 2017, resulting in an increase of $5,214. The increase was mainly due to increase in deferred cost for three months ended March 31, 2018 by $6,586; partially offset by increase of purchase of property and equipment by $1,372.

Net cash provided by financing activities for the three months ended March 31, 2018 amounted at $75,318, compared to net cash used in financing activities of $66,376 in the three months ended March 31, 2017, resulting in a net increase of $141,694. The increase in net cash provided by financing activities was mainly due to advances received from related party and a loan received from unrelated party.

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

Evaluation of Disclosure Controls and Procedures:

As of March 31, 2018, we conducted an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2017.

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

* To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YBCC, INC.
(Registrant)

Dated: May 15, 2018	By:	/s/ Xiuhua song
Xiuhua Song
Chief Executive Officer
Principal Financial Officer and Director

