Form 10-Q
period 2018-06-30
YBCC, Inc.
filed 2018-08-15
CIK 822997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018 or

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

☐ Yes       ☒ No

The number of shares outstanding of the Issuer’s common stock as of August 14, 2018 was 9,894,214.

YBCC, Inc.

and Subsidiaries

FORM 10-Q for the Quarter Ended June 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YBCC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$91,329	$369,607
Accounts receivable - net	5,814	–
Accounts receivable - related party	182,365	–
Inventory	373,860	127,335
Other receivable	86,989	33,251
Advance to suppliers	73,223	20,007
Prepaid expenses	39,785	50,753
Total current assets	853,365	600,953

Property, plant, and equipment - net	2,479,247	2,538,580
Intangible assets - net	706,157	726,043
Deposits	6,005	6,052

Total assets	$4,044,774	$3,871,628

Liabilities and Equity

Current liabilities
Accounts payable	$187,924	$160,625
Accrued expenses	140,098	124,714
Customer deposits	213,628	31,314
Taxes payable	101,286	92,122
Other payable	244,475	313,806
Other payable-related parties	2,868,321	2,900,912
Loan payable	84,629	–
Total current liabilities	3,840,361	3,623,493
Total liabilities	3,840,361	3,623,493

Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,370 series A issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	98	98
Common stock: $0.001 par value, 900,000,000 shares authorized, 9,894,214 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	9,894	9,894
Additional paid in capital	1,162,328	1,162,328
Accumulated foreign currency exchange loss	(43,288)	(36,581)
Accumulated deficit	(1,250,396)	(1,179,676)
Total YBCC, Inc stockholders' equity	(121,364)	(43,937)
Non-controlling interest	325,777	292,072
Total equity	204,413	248,135
Total liabilities and equity	$4,044,774	$3,871,628

See accompanying notes to these unaudited condensed consolidated financial statements

YBCC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND SIX MONTHS PERIOD ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$674,441	$606,693	$935,621	$886,534

Cost of goods sold	478,897	562,699	698,150	840,716

Gross profit	195,544	43,994	237,471	45,818

Operating expenses
Selling expenses	7,168	5,120	10,248	13,122
General & administrative expenses	124,843	162,604	268,853	344,001
Total operating expenses	132,011	167,724	279,101	357,123

Income (loss) from operation	63,533	(123,730)	(41,630)	(311,305)

Other income (expenses)
Other income (expense)	15,958	(6)	10,927	2,964
Interest income	133	67	133	102
Total other income	16,091	61	11,060	3,066

Income (loss) before income taxes	79,624	(123,669)	(30,570)	(308,239)
Provision for income tax	–	–	–	–
Net Income (Loss)	79,624	(123,669)	(30,570)	(308,239)

Less: net income (loss) attributable to non-controlling interest	60,488	(13,077)	40,149	(48,905)
Net income (loss) attributable to the Company	$19,136	$(110,593)	$(70,719)	$(259,335)

Net Income (Loss)	79,624	(123,669)	(30,570)	(308,239)

Other Comprehensive Income
Foreign currency translation gain (loss)	(24,249)	8,315	(13,152)	13,716

Comprehensive income (loss)	61,819	(115,354)	(37,278)	(294,523)

Less: comprehensive income (loss) attributable to non-controlling interest	(11,882)	4,074	(6,444)	6,721
Net comprehensive income (loss) attributable to the Company	$73,701	$(119,428)	$(30,834)	$(301,244)

Net income (loss) per share - basic& diluted	$0.01	$(0.01)	$(0.00)	$(0.03)

Weighted average shares outstanding - basic & diluted	9,894,214	9,891,214	9,894,214	9,861,065

See accompanying notes to these unaudited condensed consolidated financial statements

YBCC, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	For The Six Months Ended June 30,
	2018	2017
Cash flows used in operating activities
Net Loss	(30,570)	(308,239)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	115,126	98,708
Amortization	8,035	7,443

Changes in operating assets and liabilities:
Accounts receivable	(6,044)	7,510
Accounts receivable - related party	(189,573)	–
Other receivable	(58,154)	12,044
Advance to suppliers	(55,668)	(37,957)
Prepaid expenses	10,871	6,882
Inventory	(258,486)	(58,107)
Deposits	–	(146)
Accounts payable	31,173	3,194
Accounts payable - related party	–	71,272
Accrued expense	15,639	12,773
Customer deposit	190,065	14,697
Customer deposit - related party	–	(34,736)
Tax payable	11,130	14,431
Other payable	(66,609)	(62,270)
Cash used in operating activities	(283,065)	(252,501)

Cash flow used in investing activities:
Deferred cost	–	14,946
Purchase of property and equipment	(19,028)	(23,387)
Construction in process	(78,548)	–
Cash used in investing activities	(97,576)	(8,441)

Cash flow provided by (used in) financing activities:
Advance from (repayment to) related party	9,693	(148,426)
Proceeds from short term borrowing	87,974	97,532
Net cash provided by (used in) financing activities	97,667	(50,894)

Effects of currency translation on cash and cash equivalents	4,696	460

Net decrease in cash and cash equivalents	(278,278)	(311,379)
Cash and cash equivalents at beginning of period	369,607	339,147
Cash and cash equivalents at end of period	91,329	27,768

Supplementary Disclosures of Cash Flow
Cash paid during the year for
Income taxes	$–	$–
Interest	$–	$–

Non-cash investing and financing activities:
Issuance of common stock for subscription received previously	$–	$300,000

See accompanying notes to these unaudited condensed consolidated financial statements ybcc, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Details of the Company’s structure as of June 30, 2018 is as follow:

Reverse Merger Accounting – Since YBCC and Yibaoccyb were entities under Ms. Song’s common control prior to the share exchange, the transaction was accounted for as a restructuring transaction in accordance with generally accepted accounting principles in the United States ("GAAP"). YBCC has recast prior period unaudited consolidated financial statements to reflect the conveyance of Yibaoccyb’s common shares as if the restructuring transaction had occurred as of the earliest date of the unaudited consolidated financial statements.

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2017, included in our 2017 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or for any future period.

Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of YBCC and its subsidiaries. The Company’s subsidiaries include 51% of Yibaoccyb, YibaoHK and Confucian, of which 49% of Yibaoccyb’s consolidated operating results was shown in non-controlling interest on the consolidated balance sheets.

Intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates - The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimate and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates reflected in the condensed consolidated financial statements include allowance for doubtful accounts, allowance for inventory, depreciation, useful lives of property and equipment, deferred income taxes, useful life of intangible assets, and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the unaudited condensed consolidated financial statements in the period they are determined to be necessary.

Inventories - Inventory is valued at the lower of cost or market. Cost is determined using first-in, first-out method.

Inventory, comprised principally of finished goods, raw material and packaging material, are valued at the lower of cost or market.

	June 30, 2018	December 31, 2017
Finished goods	$14,502	$7,106
Work in progress	96,512	47,292
Raw materials	225,671	46,902
Packaging material	37,175	26,035
Total	$373,860	$127,335

The Company periodically estimates an inventory allowance for estimated unmarketable inventories. Inventory amounts are reported net of such allowances, if any. There were no allowances for inventory as of June 30, 2018 and December 31, 2017.

Revenue Recognition - The Company recognizes product revenue in accordance with ASC 606. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle of ASC 606, an entity should take the following actions: Step 1: Identify the contract with a customer; Step 2: Identify the performance obligations in the contract; Step 3: Determine the transaction price; Step 4: Allocate the transaction price; Step 5: Recognize revenue when or as the entity satisfies a performance obligation. The Company complies with ASC 606 revenue recognition and follows the five-step revenue recognition model along with other guidance impacted by this standard.

Impairment of Long-Live Assets – The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets. There is no impairment of our long-lived assets for the six months ended June 30, 2018 and 2017.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

Balance sheet
Balance sheet as of June 30, 2018	RMB 6.62 to US $1.00
Balance sheet as of December 31, 2017	RMB 6.51 to US $1.00

Statement of operation and other comprehensive income
Statement of operation and other comprehensive income for three months ended June 30, 2018	RMB 6.38 to US $1.00
Statement of operation and other comprehensive income for three months ended June 30, 2017	RMB 6.86 to US $1.00
Statement of operation and other comprehensive income for six months ended June 30, 2018	RMB 6.37 to US $1.00
Statement of operation and other comprehensive income for six months ended June 30, 2017	RMB 6.87 to US $1.00

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

Net Earnings (Loss) Per Share – Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic earnings per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive. In this case, the Preferred Shares would not be dilutive since the conversion price is $3.00 and the quoted price is significantly lower than the conversion price. Therefore, there were no dilutive securities for the six months ended June 30, 2018 and 2017, respectively.

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

NOte 2 - going concern

Net income and net losses for the three months ended June 30, 2018 and 2017 were $79,624 and $123,669, respectively. The Company sustained net losses of $30,570 and $308,239 during the six months ended June 30, 2018 and 2017, respectively. The Company has accumulated deficit of $1,250,396 and $1,179,676 as of June 30, 2018 and December 31, 2017, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOte 3 - concentration of credit risk

We maintain our cash balance in several banks in China and United States. The consolidated cash balances as of June 30, 2018 and December 31, 2017 were $91,329 and $369,607, respectively. The cash balances in China as of June 30, 2018 and December 31, 2017 were $53,213 and $307,361, respectively. The accounts in China were not insured which we believe were exposed to credit risks on cash. As of June 30, 2018, the balance of our US account was $38,116 which is within federal insured limit of $250,000. As of December 31, 2017, the balance of our US account was $62,246, which is within federal insured limit of $250,000.

NOTe 4 - other receivable

Total other receivable consists of balances of VAT receivable of $17,353 and $33,251 as of June 30, 2018 and December 31, 2017, respectively and other temporary funding receivable from a third party of $69,636 and $0 as of June 30, 2018 and December 31, 2017, respectively. The temporary funding was transferred to the Company’s consulting firm, which makes payments of operating expenses on behalf of the Company.

NOTe 5 - prepaid expenses

Prepaid expenses were comprised of the following:

	June 30, 2018	December 31, 2017
Utilities	$1,511	$1,537
Professional fees	38,274	44,974
Other	–	4,242
Total	$39,785	$50,753

Note 6 - property, plant and equipment

Property, plant and equipment as of June 30, 2018 and December 31, 2017 are summarized as following:

	June 30, 2018	December 31, 2017
Buildings	$1,825,466	$1,858,989
Vehicles	11,712	11,912
Manufacturing equipment	1,132,377	1,133,045
Office equipment	92,474	93,961
Construction in process	77,956	–
Property, plant, and equipment - total	3,139,985	3,097,907
Less: accumulated depreciation	(660,738)	(559,327)
Fixed assets, net	$2,479,247	$2,538,580

For the three months ended June 30, 2018 and 2017, depreciation expenses were $57,623 and $49,794, respectively. For the six months ended June 30, 2018 and 2017, depreciation expenses were $115,126 and $98,708, respectively.

note 7 - intangible assets -net

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder to use the land for 50 years and enjoys all the incidents of ownership of the land. As of June 30, 2018 and December 31, 2017, the land use rights net of accumulated amortization was $706,157 and $726,043, respectively. The use term was 50 years.

The summary of land use rights as of June 30, 2018 and December 31, 2017 are summarized as following:

The land use right term	June 30, 2018	December 31, 2017
May, 2013 - Apr. 2063	$544,066	$553,332
Dec. 2015 - Sept. 2065	204,017	207,491
Dec. 2015 – Sept. 2065	24,830	25,252
Intangible assets- total	772,913	786,075
Less: accumulated amortization	(66,756)	(60,032)
Intangible assets, net	$706,157	$726,043

For the three months ended June 30, 2018 and 2017, amortization expenses were $4,010 and $3,729, respectively. For the six months ended June 30, 2018 and 2017, amortization expenses were $8,035 and $7,443, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company’s current lease is in City of Industry, California. The lease period started on October 1, 2016 and expires on September 1, 2018. On October 1, 2016, the Company started this lease at $2,802 per month from October 1, 2016 to September 1, 2017. From September 2, 2017 to August 31, 2018, the monthly lease is $3,063, resulting in the following future commitments:

Amount
2018 calendar year	$6,126
Total	$6,126

NOTE 9 - INCOME TAX

At June 30, 2018 and December 31, 2017, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions. The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying statements of operations. There was no accrued interest or penalties as of June 30, 2018 and December 31, 2017.

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

	June 30, 2018	December 31, 2017
Current
USA	$–	$–
China	–	–

Deferred
USA
Deferred tax assets for NOL carryforwards	23,626	37,893
Valuation allowance	(23,626)	(37,893)
Net changes in deferred income tax under non-current portion	–	–

China
NOL carryforwards	(20,484)	18,256
Valuation allowance	20,484	(18,256)
Net changes in deferred income tax under non-current portion	–	–

Total provision for income tax	$–	$–

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Deferred Tax Assets:
Net operating loss carry forwards	$330,451	$327,310
Valuation allowance	(330,451)	(327,310)
Net deferred tax assets	$–	$–

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax in the PRC is as follows:

	June 30, 2018		December 31, 2017
Tax expense at statutory rate-US	21%		34%
Foreign income not recognized in the US	(21%	)	(34%	)
PRC enterprise income tax rate	25%		25%
Loss not subject to income tax	(25%	)	(25%	)
Effective income tax rates	–		–

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

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 9,894,214  as of June 30, 2018 and December 31, 2017, respectively.

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

Non-controlling interest consisted of the following:

	June 30,	December 31,
	2018	2017
Beginning balance	$292,072	$304,291
Net income (loss) attributed to non-controlling interest	40,149	(31,538)
Foreign currency translation gain (loss) attributable to non-controlling interest	(6,444)	19,319
Ending balance	$325,777	$292,072

note 12 - related party transactions

The related parties of the Company with whom transactions are reported in these financial statements are as follows:

Name of Entity or Individual	Relationship with the Company and subsidiaries
Shandong Yibao Biologics Co, Ltd	Affiliated company with common shareholders
Shandong Yibao Import & Export Trading Co, Ltd	Affiliated company with common shareholders
Ms. Xiuhua Song	Director and controlling beneficiary shareholder of the Company
Mr. Hengchun Zhang	Owner of Shandong Confucian Biologics
Mr. Qingbao Kong	Ms. Xiuhua Song’s spouse

Transactions:

	For the Six Months Ended June 30,
	2018	2017
Sales to Shandong Yibao Biologics Co. Ltd	$589,651	$105,476
Sales to Shandong Yibao Import & Export Trading Co. Ltd	–	$45,399
Total	$589,651	$150,875

	For the Six Months Ended June 30,
	2018	2017
Purchase from Shandong Yibao Biologics Co. Ltd	$–	$113,771
Total	$–	$113,771

Accounts receivable from related party

	June 30, 2018	December 31, 2017
Accounts receivable from Shandong Yibao Biologics Co. Ltd	$182,365	$–
Total	$182,365	$–

Due to related parties

	June 30, 2018	December 31, 2017
To Xiuhua Song	$2,602,842	$2,630,912
To Hengchun Zhang	265,479	270,000
Total	$2,868,321	$2,900,912

NOTE 13 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases majority of its inventory and packaging supplies from one supplier which accounted for 22.96% of the total purchases for the six months ended June 30, 2018.

The Company had three major customers for the six months ended June 30, 2018: Shandong Yibao Biologics, a related party, accounted for 54.12% of revenue, Anhui Xiancheng Import and Export Company accounted for 26.30% of revenue, Ping Xiang Import and Export Company accounted for 12.35% of revenue for the six months ended June 30, 2018.

The Company purchases majority of its inventory and packaging supplies from three suppliers which accounted for 31.16%, 23.83% and 15.43% of the total purchases for the six months ended June 30, 2017.

The Company had four major customers for the six months ended June 30, 2017: Ping Xiang Import and Export Company accounted for 22.65% of revenue, Jiangshan Huacheng Import and Export Company accounted for 20.01%, Nanjing Hejian Biologics accounted for 15.98%, and Shandong Yibao Biologics for 11.90% of revenue for the six months ended June 30, 2017.

NOTE 14 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 14, 2018, the date which the condensed consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2018 have been incorporated into these condensed consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended December 31, 2017 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited condensed consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

Results of Operations

Three and Six Months Ending June 30, 2018 Compared to June 30, 2017

Revenue:

For the three months ended June 30, 2018 and 2017, revenues were $674,441 and $606,693 respectively, for an increase of $67,748 over the same period in 2017. For the six months ended June 30, 2018 and 2017, revenues were $935,621 and $886,534 respectively, for an increase of $49,087 over the same period in 2017. The sales in RMB were almost the same over the same period in 2017. The slight increase is mainly due to the exchange rate of Chinese RMB against US dollar increased over the same period in 2017.

For the three months ended June 30, 2018 and 2017, revenues to related parties were $461,039 and $105,566 respectively, an increase of $355,473. The revenue to related parties as a percent of revenue were 68% and 17%, an increase of 51%. For the six months ended June 30, 2018 and 2017, revenues to related parties were $589,651 and $150,875 respectively, an increase of $438,776. The revenue to related parties as a percent of revenue were 62% and 17%, an increase of 45%.

Cost of Goods Sold:

Cost of goods sold for the three months ended June 30, 2018 and 2017 were $478,897 and $562,699 respectively, for a decrease of $83,802 over the same period in 2017. Cost of goods sold for the six months ended June 30, 2018 and 2017 were $698,150 and $840,716 respectively, for a decrease of $142,566 over the same period in 2017. This decrease is mainly due to the decrease in cost of production compared to same periods in 2017.

Gross Profit:

Gross profit was $195,544 and $43,994 for the three months ended June 30, 2018 and 2017, an increase of $151,550 over the same period in 2017. The gross profit margin as a percent of sales for the three months ending June 30, 2018 and 2017 was 29% and 7% respectively.

Gross profit was $237,471 and $45,818 for the six months ended June 30, 2018 and 2017, an increase of $191,653 over the same period in 2017. The gross profit margin as a percent of sales for the six months ending June 30, 2018 and 2017 was 25% and 5% respectively.

The increase of gross profit was mainly due to the increase in domestic sales of new products, primarily sales to a related party, which maintained higher profit margin and to the improvements in production efficiency.

Operating Expenses:

Operating expenses for the three-month period ended June 30, 2018 and 2017 were $132,011 and $167,724 respectively for a decrease of $35,713 or 21% from the same period of prior year. The major expenses for the three-month period ended June 30, 2018 and 2017 consist of payroll, professional fees and tax. The decrease of $35,713 was mainly due to a decrease in payroll expense of $18,586 and decrease in professional fee of $27,958.

Operating expenses for the six-month period ended June 30, 2018 and 2017 were $279,101 and $357,123 respectively for a decrease of $78,022 or 22% from the same period of prior year. The major expenses for the six-month period ended June 30, 2018 and 2017 consist of payroll, professional fees and tax. The decrease of $78,022 was mainly due to a decrease in payroll expense of $31,992 and decrease in professional fee of $54,202.

Other Income:

Other income consists of interest income and expenses and other non-operation related income and expenses. Other income for the three months ended June 30, 2018 and 2017 were $16,091 and $61 respectively for an increase of $16,030 over the same period in 2017. For the six months ended June 30, 2018 and 2017, the other income were $11,060 and $3,066 respectively for an increase of $7,994 over the same period in 2017. The increase was mainly due to a government reward received during the second quarter of 2018 amounted to approximately $16,652.

Liquidity and Capital Resources

The Company suffered recurring losses from operations and has an accumulated deficit of $1,250,396 at June 30, 2018. The Company has a cash balance of $91,329 and a working capital deficit of $2,986,996 as of June 30, 2018. Net income and net losses for the three months ended June 30, 2018 and 2017 were $79,624 and $123,669, respectively. The Company has incurred losses of $30,570 and $308,239 for the six months ended June 30, 2018 and 2017, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Net cash used in operating activities for the six months ended June 30, 2018 amounted to $283,065, compared to $252,501 used in operating activities for the six months ended June 30, 2017. The increase of $30,564 in the net cash used in our operating activities was primarily due to the increase in the change of accounts receivable of $13,554, increase in the change of accounts receivable-related party of $189,573, increase in the change other receivable of $70,198, increase in the change of inventory of $200,379, and decrease in change of accounts payable-related of $71,272; partially offset by the decrease in net loss of $277,669 from operations, increase in change of accounts payable of $38,951, increase in the change of customer deposit of $175,368, and increase in the change of customer deposit-related party of $34,736.

Net cash used in investing activities for the six months ended June 30, 2018 amounted at $97,576 compared to net cash used in investing activities of $8,441 for the six months ended June 30, 2017, resulting in an increase of $89,135. The increase was mainly due to increase in deferred cost for six months ended June 30, 2018 by $14,946, and increase in construction in process for six months ended June 30, 2018 by $78,548; partially offset by decrease of purchase of property and equipment by $4,359.

Net cash provided by financing activities for the six months ended June 30, 2018 amounted at $97,667, compared to net cash used in financing activities of $50,894 in the six months ended June 30, 2017, resulting in a net increase of $148,561. The increase in net cash provided by financing activities was mainly due to increase of change of advances received from related party and partially offset by decrease in change of loan payable from unrelated party.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	Quantitative and Qualitative Disclosures about Mark Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

As of June 30, 2018, we conducted an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2018.

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

YBCC, INC.
(Registrant)

Dated: August 15, 2018	By:	/s/ Xiuhua song
Xiuhua Song
Chief Executive Officer
Principal Financial Officer and Director

