Form 10-Q
period 2018-09-30
YBCC, Inc.
filed 2018-11-14
CIK 822997

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018 or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 0-21384

YBCC, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	13-3367421
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

618 Brea Canyon Rd. Suite A, California

(Address of Principal Executive Offices)

91789

(Zip Code)

(626) 213-3945

(Registrant’s Telephone Number, Including Area Code)

17800 Castleton Street, Suite 386, City of Industry, California 91748

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

☒ Yes          ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☐ Yes       ☒ No

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

☐ Yes       ☒ No

The number of shares outstanding of the Issuer’s common stock as of November 14, 2018 was 9,894,214.

YBCC, Inc.

and Subsidiaries

FORM 10-Q for the Quarter Ended September 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YBCC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$29,430	$369,607
Accounts receivable - net	6,458	–
Inventory	465,347	127,335
Other receivable	52,264	33,251
Advance to suppliers	78,191	20,007
Prepaid expenses	30,503	50,753
Total current assets	662,193	600,953

Property, plant, and equipment - net	2,463,367	2,538,580
Intangible assets - net	676,637	726,043
Deposits	2,563	6,052

Total assets	$3,804,760	$3,871,628

Liabilities and Equity

Current liabilities
Accounts payable	$159,154	$160,625
Accrued expenses	130,186	124,714
Customer deposits	169,939	31,314
Customer deposits-related party	2,912	–
Taxes payable	102,661	92,122
Other payable	170,095	313,806
Other payable-related party	2,724,736	2,900,912
Loan payable	152,883	–
Total current liabilities	3,612,566	3,623,493
Total liabilities	3,612,566	3,623,493

Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,370 series A issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	98	98
Common stock: $0.001 par value, 900,000,000 shares authorized, 9,894,214 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	9,894	9,894
Additional paid in capital	1,162,328	1,162,328
Accumulated foreign currency exchange loss	(57,026)	(36,581)
Accumulated deficit	(1,276,114)	(1,179,676)
Total YBCC, Inc. stockholders' equity	(160,820)	(43,937)
Non-controlling interest	353,014	292,072
Total equity	192,194	248,135
Total liabilities and equity	$3,804,760	$3,871,628

See accompanying notes to these unaudited condensed consolidated financial statements

YBCC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$606,123	$570,099	$1,541,744	$1,454,187

Cost of goods sold	448,142	477,093	1,146,292	1,316,750

Gross profit	157,981	93,006	395,452	137,437

Operating expenses
Selling expenses	4,365	5,119	14,613	18,269
General & administrative expenses	138,680	161,966	407,533	505,876
Total operating expenses	143,045	167,085	422,146	524,145

Income (loss) from operation	14,936	(74,079)	(26,694)	(386,708)

Other income (expenses)
Other income (expense)	(246)	6,938	10,681	9,897
Interest income	26	–	159	–
Total other income	(220)	6,938	10,840	9,897

Income (loss) before income taxes	14,716	(67,141)	(15,854)	(376,811)
Provision for income tax	–	–	–	–
Net Income (Loss)	14,716	(67,141)	(15,854)	(376,811)

Less: net income (loss) attributable to non-controlling interest	40,435	10,745	80,584	(38,861)
Net income (loss) attributable to YBCC, Inc. stockholders	$(25,719)	$(77,886)	$(96,438)	$(337,950)

Net Income (Loss)	14,716	(67,141)	(15,854)	(376,811)

Other Comprehensive Income
Foreign currency translation gain (loss)	(26,936)	5,951	(40,088)	12,950

Comprehensive income (loss)	(12,220)	(61,190)	(55,942)	(363,861)

Less: comprehensive income (loss) attributable to non-controlling interest	(13,199)	10,745	(19,643)	(38,861)
Comprehensive income (loss) attributable to YBCC, Inc. stockholders	$979	$(71,935)	$(36,299)	$(325,000)

Net income (loss) per share - basic& diluted	$0.00	$(0.01)	$(0.00)	$(0.03)

Weighted average shares outstanding - basic & diluted	9,894,214	9,894,214	9,894,214	9,872,236

See accompanying notes to these unaudited condensed consolidated financial statements

YBCC, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net Loss	(15,854)	(376,811)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	169,511	150,211
Amortization	11,781	11,276

Changes in operating assets and liabilities:
Accounts receivable	(6,811)	123,256
Accounts receivable - related party	–	(7,290)
Other receivable	(22,756)	20,372
Advance to suppliers	(62,476)	30,114
Prepaid expenses	19,893	7,885
Inventory	(363,557)	(136,146)
Deposits	132	5,879
Accounts payable	7,369	85,487
Accrued expense	6,358	38,514
Customer deposit	147,940	60,208
Customer deposit - related party	3,071	(35,083)
Tax payable	16,232	19,865
Other payable	(134,135)	(62,894)
Cash used in operating activities	(223,302)	(65,157)

Cash flows from investing activities:
Deferred cost	–	15,095
Purchase of property and equipment	(92,777)	(50,855)
Construction in progress	(138,204)	–
Cash used in investing activities	(230,981)	(35,760)

Cash flows from financing activities:
Advance from (repayment to) related party	(46,432)	430,943
Proceeds from (repayment of) short term borrowing	161,238	(74,961)
Net cash provided by financing activities	114,806	355,982

Effects of currency translation on cash and cash equivalents	(700)	1,733

Net increase (decrease) in cash and cash equivalents	(340,177)	256,798
Cash and cash equivalents at beginning of period	369,607	339,147
Cash and cash equivalents at end of period	$29,430	$595,945

Supplementary Disclosures of Cash Flow
Cash paid during the year for
Income taxes	$–	$–
Interest	$–	$–

Non-cash investing and financing activities:
Issuance of common stock for subscription received previously	$–	$300,000

See accompanying notes to these unaudited condensed consolidated financial statements ybcc, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations – YBCC, Inc., (The “Company” or “YBAO”), formerly known as International Packaging and Logistic Group, Inc., a Nevada corporation, was originally incorporated on June 2, 1986, in the state of Delaware. On April 17, 2008, the Company redomiciled from the State of Delaware to the State of Nevada.

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

Details of the Company’s structure as of September 30, 2018 is as follow:

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

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2017, included in our 2017 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or for any future period.

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

Cash and Cash Equivalents – For purpose of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents.

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

As of September 30, 2018 and December 31, 2017, accounts receivable were $6,458 and $0, respectively. The Company believes that its accounts receivables are fully collectable and determined that an allowance for doubtful accounts was not necessary.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories - Inventory is valued at the lower of cost or market. Cost is determined using first-in, first-out method.

Inventory, comprised principally of finished goods, raw material and packaging material, are valued at the lower of cost or net realizable value.

	September 30, 2018	December 31, 2017
Finished goods	$139,001	$7,106
Work in progress	96,476	47,292
Raw materials	157,784	46,902
Packaging material	72,086	26,035
Total	$465,347	$127,335

The Company periodically estimates an inventory allowance for estimated unmarketable inventories. Inventory amounts are reported net of such allowances, if any. There were no allowances for inventory as of September 30, 2018 and December 31, 2017.

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

Impairment of Long-Live Assets – The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets. There is no impairment of our long-lived assets for the nine months ended September 30, 2018 and 2017.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

Balance sheet
Balance sheet as of September 30, 2018	RMB 6.87 to US $1.00
Balance sheet as of December 31, 2017	RMB 6.51 to US $1.00

Statement of operation and other comprehensive income
Statement of operation and other comprehensive income for three months ended September 30, 2018	RMB 6.81 to US $1.00
Statement of operation and other comprehensive income for three months ended September 30, 2017	RMB 6.67 to US $1.00
Statement of operation and other comprehensive income for nine months ended September 30, 2018	RMB 6.51 to US $1.00
Statement of operation and other comprehensive income for nine months ended September 30, 2017	RMB 6.80 to US $1.00

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

Net Earnings (Loss) Per Share – Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic earnings per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive. In this case, the Preferred Shares would not be dilutive since the conversion price is $3.00 and the quoted price is significantly lower than the conversion price. Therefore, there were no dilutive securities for the nine months ended September 30, 2018 and 2017, respectively.

Reclassifications – Certain classifications have been made to the prior year consolidated financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance may be adopted through either retrospective application to all periods presented in the financial statements (full retrospective approach) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective approach). The Company had evaluated the effect that will result from adopting the guidance in this standard and concluded that the new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in the Company’s consolidated financial statements.

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

NOte 2 - going concern

Net income and net losses for the three months ended September 30, 2018 and 2017 were $14,716 and $67,141, respectively. The Company sustained net losses of $15,854 and $376,811 during the nine months ended September 30, 2018 and 2017, respectively. The Company has accumulated deficit of $1,276,114 and $1,179,676 as of September 30, 2018 and December 31, 2017, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOte 3 - concentration of credit risk

We maintain our cash balance in several banks in China and United States. The consolidated cash balances as of September 30, 2018 and December 31, 2017 were $29,430 and $369,607, respectively. The cash balances in China as of September 30, 2018 and December 31, 2017 were $7,771 and $307,361, respectively. The accounts in China were not insured which we believe were exposed to credit risks on cash. As of September 30, 2018, the balance of our US account was $21,659 which is within federal insured limit of $250,000. As of December 31, 2017, the balance of our US account was $62,246, which is within federal insured limit of $250,000.

NOTe 4 - other receivable

Total other receivable consists of balances of VAT receivable of $29,347 and $33,251 as of September 30, 2018 and December 31, 2017, respectively and other temporary funding receivable from a third party of $19,702 and $0 as of September 30, 2018 and December 31, 2017, respectively. The temporary funding was transferred to the Company’s consulting firm, which makes payments of operating expenses on behalf of the Company.

NOTe 5 - prepaid expenses

Prepaid expenses were comprised of the following:

	September 30, 2018	December 31, 2017
Utilities	$1,456	$1,537
Professional fees	25,407	44,974
Other	3,640	4,242
Total	$30,503	$50,753

Note 6 - property, plant and equipment

Property, plant and equipment as of September 30, 2018 and December 31, 2017 are summarized as following:

	September 30, 2018	December 31, 2017
Buildings	$1,758,779	$1,858,989
Vehicles	11,284	11,912
Manufacturing equipment	1,161,343	1,133,045
Office equipment	89,283	93,961
Construction in progress	133,349	–
Property, plant, and equipment - total	3,154,038	3,097,907
Less: accumulated depreciation	(690,671)	(559,327)
Fixed assets, net	$2,463,367	$2,538,580

For the three months ended September 30, 2018 and 2017, depreciation expenses were $54,385 and $51,356, respectively. For the nine months ended September 30, 2018 and 2017, depreciation expenses were $169,511 and $150,211, respectively.

note 7 - intangible assets -net

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder to use the land for 50 years and enjoys all the incidents of ownership of the land. As of September 30, 2018 and December 31, 2017, the land use rights net of accumulated amortization was $676,637 and $726,043, respectively. The use term was 50 years.

The summary of land use rights as of September 30, 2018 and December 31, 2017 are summarized as following:

The land use right term	September 30, 2018	December 31, 2017
May, 2013 - Apr. 2063	$524,190	$553,332
Dec. 2015 - Sept. 2065	196,564	207,491
Dec. 2015 – Sept. 2065	23,923	25,252
Intangible assets- total	744,677	786,075
Less: accumulated amortization	(68,040)	(60,032)
Intangible assets, net	$676,637	$726,043

For the three months ended September 30, 2018 and 2017, amortization expenses were $3,746 and $3,835, respectively. For the nine months ended September 30, 2018 and 2017, amortization expenses were $11,781 and $11,276, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company’s lease in City of Industry, California was terminated on September 1, 2018. There are no future commitments.

NOTE 9 - INCOME TAX

At September 30, 2018 and December 31, 2017, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions. The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying statements of operations. There was no accrued interest or penalties as of September 30, 2018 and December 31, 2017.

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

	September 30, 2018	December 31, 2017
Current
USA	$–	$–
China	41,115	–

Deferred
USA	–	–
Deferred tax assets for NOL carryforwards	37,865	37,893
Valuation allowance	(37,865)	(37,893)
Net changes in deferred income tax under non-current portion	–	–

China
NOL carryforwards	(41,115)	18,256
Valuation allowance	–	(18,256)
Net changes in deferred income tax under non-current portion	(41,115)	–

Total provision for income tax	$–	$–

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Deferred Tax Assets:
Net operating loss carry forwards	$324,060	$327,310
Valuation allowance	(324,060)	(327,310)
Net deferred tax assets	$–	$–

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax in the PRC is as follows:

	September 30, 2018	December 31, 2017
Tax expense at statutory rate-US	21%	34%
Foreign income not recognized in the US	(21%)	(34%)
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	(25%)	(25%)
Effective income tax rates	–	–

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

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 9,894,214  as of September 30, 2018 and December 31, 2017, respectively.

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

Non-controlling interest consisted of the following:

	September 30,	December 31,
	2018	2017
Beginning balance	$292,072	$304,291
Net income (loss) attributed to non-controlling interest	80,584	(31,538)
Foreign currency translation gain (loss) attributable to non-controlling interest	(19,642)	19,319
Ending balance	$353,014	$292,072

note 12 - related party transactions

The related parties of the Company with whom transactions are reported in these financial statements are as follows:

Name of Entity or Individual	Relationship with the Company and subsidiaries
Shandong Yibao Biologics Co, Ltd.	Affiliated company with common shareholders
Shandong Yibao Import & Export Trading Co, Ltd.	Affiliated company with common shareholders
Jinxiang Confucian Food Testing Co, Ltd.	Affiliated company with common shareholders
Ms. Xiuhua Song	Director and controlling beneficiary shareholder of the Company
Mr. Hengchun Zhang	Owner of Shandong Confucian Biologics and Jinxiang Confucian Food Testing Co, Ltd.

Transactions:

	For the Nine Months Ended September 30,
	2018	2017
Sales to Shandong Yibao Biologics Co. Ltd.	$766,592	$417,631
Sales to Shandong Yibao Import & Export Trading Co. Ltd.	–	45,854
Total	$766,592	$463,485

	For the Nine Months Ended September 30,
	2018	2017
Purchase from Shandong Yibao Biologics Co. Ltd.	$–	$227,975
Total	$–	$227,975

Customer Deposit from related party

	September 30, 2018	December 31, 2017
Customer deposit from Shandong Yibao Biologics Co. Ltd.	$2,912	$–
Total	$2,912	$–

Due to related parties

	September 30, 2018	December 31, 2017
To Shandong Yibao Biologics Co. Ltd	$14,560	$–
To Jinxiang Confucian Food Testing Co, Ltd.	58,241	–
To Xiuhua Song	2,391,385	2,630,912
To Hengchun Zhang	260,550	270,000
Total	$2,724,736	$2,900,912

NOTE 13 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases majority of its inventory and packaging supplies from one supplier which accounted for 19.97% of the total purchases for the nine months ended September 30, 2018.

The Company had three major customers for the nine months ended September 30, 2018: Shandong Yibao Biologics, a related party, accounted for 42.76% of revenue, Anhui Xiancheng Import and Export Company accounted for 27.43% of revenue, Ping Xiang Import and Export Company accounted for 14.85% of revenue for the nine months ended September 30, 2018.

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

NOTE 14 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 14, 2018, the date which the condensed consolidated financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2018 have been incorporated into these condensed consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Product Overview

The Company’s main products can be divided into three groups: health food products, hygienic products, and beauty products.

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

Beauty products

•	Shampoo

Shampoo that is rich in triticum vulgare, hydrolyzed lupine protein, silk collagen and organ oil. It helps to repair hair and gives a visible shine.

•	Conditioner

Conditioner that is rich in triticum vulgare, hydrolyzed lupine protein, silk collagen and organ oil. It helps to nourish and moisturize hair.

•	Peptides skin care set

This set includes moisturizer, eye cream, lotion, serum, facial cleanser. It encourages collagen production for more youthful looking skin.

Plan of Operations

By following the Company motto of "being passionate for health industry, bringing together the world's resources, focusing on consumer demand, creating a “win-win situation", the Company is eager to develop businesses in the international health and pharmaceutical market.

The Company’s near-term goal is to reach breakeven within a nine-month period time. In order to reach such goal, the Company is increasing its sales and production volume through arrangements and networking with its existing customers and its affiliated companies. Additionally, it plans to increase the size of its sales department to develop new customers.

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

Results of Operations

Three Months and Nine Months Ending September 30, 2018 Compared to September 30, 2017

Revenue

For the three months ended September 30, 2018 and 2017, revenues were $606,123 and $570,099 respectively, for an increase of $36,024 over the same period in 2017. For the nine months ended September 30, 2018 and 2017, revenues were $1,541,744 and $1,454,187 respectively, for an increase of $87,557 over the same period in 2017. The sales in RMB were almost the same over the same period in 2017. The slight increase is mainly due to the exchange rate of Chinese RMB against US dollar increased over the same period in 2017.

For the three months ended September 30, 2018 and 2017, revenues to related parties were $176,94 and $312,610 respectively, a decrease of $135,669. The revenue to related parties as a percent of revenue were 29% and 55%, a decrease of 26%. For the nine months ended September 30, 2018 and 2017, revenues to related parties were $766,592 and $463,485 respectively, an increase of $303,107. The revenue to related parties as a percent of revenue were 50% and 32%, an increase of 18%.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2018 and 2017 were $448,142 and $477,093 respectively, for a decrease of $28,951 over the same period in 2017. Cost of goods sold for the nine months ended September 30, 2018 and 2017 were $1,146,292 and $1,316,750 respectively, for a decrease of $170,458 over the same period in 2017. This decrease is mainly due to the decrease in cost of production compared to same periods in 2017.

Gross Profit

Gross profit was $157,981 and $93,006 for the three months ended September 30, 2018 and 2017, an increase of $64,975 over the same period in 2017. The gross profit margin as a percent of sales for the three months ending September 30, 2018 and 2017 was 26% and 16% respectively.

Gross profit was $395,452 and $137,437 for the nine months ended September 30, 2018 and 2017, an increase of $258,015 over the same period in 2017. The gross profit margin as a percent of sales for the nine months ending September 30, 2018 and 2017 was 26% and 9% respectively.

The increase of gross profit was mainly due to the increase in domestic sales of new products, primarily sales to a related party, which maintained higher profit margin and to the improvements in production efficiency.

Operating Expenses

Operating expenses for the three-month period ended September 30, 2018 and 2017 were $143,045 and $167,085 respectively for a decrease of $24,040 or 14% from the same period of prior year. The major expenses for the three-month period ended September 30, 2018 and 2017 consist of payroll, professional fees and tax. The decrease of $24,040 was mainly due to a decrease in payroll expense of $27,739.

Operating expenses for the nine-month period ended September 30, 2018 and 2017 were $422,146 and $524,145 respectively for a decrease of $101,999 or 19% from the same period of prior year. The major expenses for the nine-month period ended September 30, 2018 and 2017 consist of payroll, professional fees and tax. The decrease of $101,999 was mainly due to a decrease in payroll expense of $61,523, decrease in professional fee of $52,130 and decrease in tax of $33,508.

Other Income (Expense)

Other income consists of interest income and expenses and other non-operation related income and expenses. Other expense for the three months ended September 30, 2018 was $220 and other income for the three months ended September 30, 2017 was $6,938. For the nine months ended September 30, 2018 and 2017, the other income was $10,840 and $9,897 respectively for an increase of $943 over the same period in 2017.

Liquidity and Capital Resources

The Company suffered recurring losses from operations and has an accumulated deficit of $1,276,114 at September 30, 2018. The Company has a cash balance of $29,430 and a working capital deficit of $2,950,373 as of September 30, 2018. Net income and net losses for the three months ended September 30, 2018 and 2017 were $14,716 and $67,141, respectively. The Company has incurred losses of $15,854 and $376,811 for the nine months ended September 30, 2018 and 2017, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the short or long term.

Net cash used in operating activities for the nine months ended September 30, 2018 amounted to $223,302, compared to $65,157 used in operating activities for the nine months ended September 30, 2017. The increase of $158,145 in the net cash used in our operating activities was primarily due to increase in the change of accounts receivable by $130,067, increase in the change of advance to suppliers by $92,590 and increase in the change of inventory by $227,411; partially offset by the decrease in net loss by $360,957, increase in the change of customer deposit by $87,732 and increase in the change of customer deposit-related party by $38,154.

Net cash used in investing activities for the nine months ended September 30, 2018 amounted at $230,981 compared to net cash used in investing activities of $35,760 for the nine months ended September 30, 2017, resulting in an increase of $195,221 in the net cash used in investing activities. The increase was mainly due to increase in deferred cost by $15,095, increase in construction in progress by $138,204 and increase of purchase of property and equipment by $41,922 for nine months ended September 30, 2018 compared to nine months ended September 30, 2017.

Net cash provided by financing activities for the nine months ended September 30, 2018 amounted at $114,806, compared to net cash used in financing activities of $355,982 in the nine months ended September 30, 2017, resulting in a net decrease of $241,176 in the net cash provided by financial activities. The decrease in net cash provided by financing activities was mainly due to decrease in change of advances received from related party; partially offset by the increase in change of loan payable from unrelated party.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	Quantitative and Qualitative Disclosures about Mark Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

As of September 30, 2018, we conducted an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2018.

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

YBCC, INC.
(Registrant)

Dated: November 14, 2018	By:	/s/ Xiuhua song
Xiuhua Song
Chief Executive Officer
Principal Financial Officer and Director

