Form 10-K
period 2018-12-31
YBCC, Inc.
filed 2019-04-15
CIK 822997

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from________________________ to _________________________

Commission file number 0-21384

YBCC, INC.

(Exact name of registrant as specified in its charter)

Nevada	8980	13-3367421
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

618 Brea Canyon Rd. Suite A, Walnut, California	91789
(Address of principal executive offices)	(Zip code)

626-213-3945

Registrant’s telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	None
Convertible Preferred stock, Series A, par value $0.0001 per share	None

Securities registered pursuant to section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2018, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates was $1,703,522 based upon the closing price ($0.29) of such shares as quoted on the OTC Markets as of June 30, 2018. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There was a total of 9,894,214 shares of the registrant’s common stock outstanding as of April 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

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

The following chart summarizes our organizational and ownership structure as of December 31, 2018:

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

Plan

By following the Company motto of being “passionate for the health industry, bringing together the world's resources, focusing on consumer demand, and creating a win-win situation,” the Company is eager to develop businesses in the international health and pharmaceutical market.

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

International Market

Currently, international markets show an interest in Chinese herb medicine. For instance, European and US companies in the food industry use advanced technology to extract ginkgo biloba, then add it in gum, chocolate, and other health foods. The Company focuses on product diversification and innovation. It plans to sell its produces in well-known retail stores in Europe and US, such as Walmart.

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

Employees

Confucian currently has 42 full time employees, including 2 management employees, 9 office employees handling finance and administrative functions, 3 scientific researchers and technicians; and 28 production workers.

Property

YBCC’s corporate headquarters are located at 618 Brea Canyon Rd. Suite A, Walnut, California 91789.

Confucian is located in Food Industrial Park inside the economic development Zone of JinXiang County, Jining City in the province of Shandong in China. It has three land use rights with the total cost of approximately $743,864. One land use right expires in 2063, while the other two land use rights expire in 2065. It has nearly 30,000 square meters standardized plant facilities.

Litigation

There are no known potential litigation matters.

ITEM 1A.	Risk Factors

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

YBCC’s corporate headquarters are located at 618 Brea Canyon Rd. Suite A, Walnut, California 91789.

Confucian is located in Food Industrial Park inside the economic development Zone of JinXiang County, Jining City in the province of Shandong in China. It has three land use rights with the total costs approximately $743,864. One land use right expires in 2063, while the other two land use rights expire in 2065. It has nearly 30,000 square meters standardized plant.

ITEM 3.	Legal Proceedings

None.

ITEM 4.	Mine Safety Disclosure

Not applicable.

PART II

ITEM 5.	Market for Common Equity and Related Shareholder Matters

Our common stock is quoted on the Over-the Counter Market, (the “OTC Markets”), under the trading symbol “YBAO”. As of March 29, 2019, the last working day prior to the date of this report, the closing price of our securities was $0.24.

The following table set forth the quarterly high and low bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions. The low prices are often arbitrary prices put in the system by market makers.

	High	Low
Year ended December 31, 2018
First quarter	$0.30	$0.12
Second quarter	$0.29	$0.16
Third quarter	$0.29	$0.11
Fourth quarter	$0.25	$0.12

Year ended December 31, 2017
First quarter	$0.84	$0.41
Second quarter	$0.66	$0.48
Third quarter	$0.48	$0.16
Fourth quarter	$0.20	$0.10

Holders

As of December 31, 2018, there were approximately 840 registered shareholders of the Company’s Common Stock with 9,894,214 shares issued and outstanding.

Common Stock

Our Company’s Certificate of Incorporation, as amended, provide for authority to issue 900,000,000 shares of common stock with par value of $0.001 per share.

As of December 31, 2018, we shall have approximately 9,894,214 shares of our common stock issued and outstanding held by approximately 840 stockholders of record.

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

Transfer Agent and Registrar

The Company’s transfer agent is Pacific Stock Transfer Co. located at 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV 89119.

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

Results of Operations

Twelve Months Ending December 31, 2018 Compared to December 31, 2017

Revenue:

For the years ended December 31, 2018 and 2017, revenues were $2,248,254 and $2,103,890 respectively with an increase of $144,364 over the same period in 2017. The increase is mainly due to the increase in the number of customers in 2018 compared to 2017. The increase is also due to the increase in demand from consumers for healthy and beauty products.

Cost of Goods Sold:

Cost of goods sold for the years ended December 31, 2018 and 2017 were $1,704,803 and $1,867,994 respectively, for a decrease of $163,191 over the same period in 2017. This decrease is mainly due to the decrease in cost of production compared to same periods in 2017.

Gross Profit:

Gross profits were $543,451 and $235,896 for the years ended December 31, 2018 and 2017, an increase of $307,555 over the same period in 2017. The gross profit margin as a percent of sales for the years ending December 31, 2018 and 2017 was 24% and 11% respectively an increase of 13% due to the increase in domestic sales of new products, primarily sales to a related party, which maintained higher profit margin and to the improvements in production efficiency.

Operating Expenses:

Operating expenses for the years ended December 31, 2018 and 2017 were $608,917 and $863,240 respectively for a decrease of $254,323 or 29% from the same period in 2017. The major expenses for the years ended December 31, 2018 and 2017 consist of payroll, professional fee and depreciation. The decrease of $254,323 was mainly due to decrease in payroll of $84,322 and decrease in professional fee of $178,304.

Other Income (Expense):

Other income (expense) consists of interest income and expenses and other non-operation related income and expenses. For the years ended December 31, 2018 and 2017, the net other income (expenses) were $21,404 and $24,869, respectively with a decrease of $3,465. The decrease was mainly due to the increase of non-operating related expenses, offsetting by an increase in non-operating related income.

Liquidity and Capital Resources

The Company suffered recurring losses from operations and has an accumulated deficit of $1,331,207 at December 31, 2018. The Company has a cash balance of $50,397 and working capital deficit of $2,961,341 as of December 31, 2018. The Company has incurred losses of $44,062 and $602,475 for the years ended December 31, 2018 and 2017, respectively. The Company has not continually generated significant gross margins. Unless our operations generate a significant increase in gross margins and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and/or strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. As of December 31, 2018, we had enough cash to last approximately six months.

Net cash used in operating activities for the year ended December 31, 2018 amounted to $141,486, compared to $635 net cash provided by operating activities for the year ended December 31, 2017. The increase of net cash used in operating activities was primarily due to the increase in inventory, decrease in accounts payable and increase in advance to suppliers, offset by the decrease in net loss.

Net cash used in investing activities for the year ended December 31, 2018 amounted to $278,038, compared to net cash used in investing activities of $72,000 in the year ended December 31, 2017, resulting in an increase of net cash used in investing activities of $206,038. The increase was mainly due to increase in construction and fixed assets purchases in 2018 comparing to 2017.

Net cash provided by financing activities for the year ended December 31, 2018 amounted to $106,775, compared to net cash provided in financing activities of $89,625 in the year ended December 31, 2017, resulting in a net increase of net cash provided by financing activities of $17,150. The increase in net cash provided by financing activities was mainly due to increase in loan from unrelated party, offset by repayment to related party.

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

Property, Plant and Equipment - Property and equipment are carried at cost and are depreciated on a straight-line basis (after taking into account their respective estimated residual value) over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired, or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. We examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The estimated useful lives are as follows:

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

Revenue Recognition  - We account for a contract with a customer when the written contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Substantially all of our revenue is derived by fulfilling customer orders for the purchase of our products under contracts which contain a single performance obligation, to supply continually defined quantities of product at fixed prices. We account for shipping and handling activities that occur before the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service. We recognize revenue at the point in time that control of the ordered product(s) is transferred to the customer, which is upon delivery to the customer, or its designee at a customer location or other customer-designated delivery point.

Amounts billed and due from our customers are classified as accounts receivables on our consolidated balance sheets and require payment on a short-term basis.  Invoices are generally issued at the point control transfers and substantially all of our invoices are due within 30 days or less. Periodically, we require payment prior to the point in time we recognize revenue. Amounts received from customers prior to revenue recognition on a contract are contract liabilities, are classified as customer deposit on our consolidated balance sheets and are typically applied to an invoice within 30 days of receipt. There were around $0.14 million in customer deposit as of December 31, 2018.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of December 31, 2018, we conducted an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2018.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended December 31, 2018, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

ITEM 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company has a sole director and a sole executive officer, and the ages and positions with the Company as of December 31, 2018 are as follows:

Name	Age	Office	Since
Xiuhua Song	48	Director, CEO and Acting CFO	August 2016

Mrs. Song has been the Managing Director of Shandong Yibao Biologics Co., Ltd. from May 2011 to present. Additionally, Mrs. Song has served as President of YBCC, Inc an Illinois Corporation from November 2012 to December 31, 2018. Mrs. Song received an Associate Degree in Economics and Management from HuBei University of Economics. Additionally, Mrs. Song completed the CEO training program at TsingHua University and received her Executive MBA from Peking University. Mrs. Song is an active member of the American Nutrition and Health Association. Mrs. Song plans to dedicate a minimum of 40 hours per week to the Company.

Compensation of Directors:

Mrs. Song receives salary of $60,000 per year starting from January 1, 2018.

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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics for the Chief Executive Officer and the Principal Financial Officer

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

ITEM 11.	Executive Compensation

The following table sets forth certain summary information regarding compensation paid by YBCC for services rendered during the fiscal years ended December 31, 2018 and 2017, respectively, to the Company’s Chief Executive Officer and Chief Financial Officer during such period.

Summary Compensation Table

Executive Compensation:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiuhua Song,	2018	60,000	0	0	0	0	0	0	60,000
CEO and CFO	2017	120,000	20,000	0	0	0	0	0	140,000

Effective January 1, 2018, the Company entered into an Oral Agreement with Xiuhua Song, the Company’s CEO. Under the Employment Agreement, Ms. Song will receive a base salary of $60,000 per year. The term of the contract is from January 1, 2018 to December 31, 2019.

Options/SAR Grants in the Last Fiscal Year:

There were no exercises of stock options, SARs or similar instruments, and no vesting of stock, including restricted stock, restricted stock units and similar instruments, during the last completed fiscal year.

Employment Agreements

Effective December 1, 2016, the Company entered into an Employment Agreement (the Employment Agreement) with Xiuhua Song, the Company’s CEO.  Effective January 1, 2018, Ms. Song will receive a base salary of $60,000 per year. The term of the contract is from January 1, 2018 to December 31, 2019.

Employee Benefits

We currently have no plans that provide for payments or other benefits.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of December 31, 2018, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock and (ii) the Company’s directors and executive officers, and (iii) all officers and directors of the Company as a group.

	Number of shares	Percentage of class (2)
Xiuhua Song	4,020,000	40.63%

Officers and Directors as a group	4,020,000	40.63%
(1 individual)

(1) As of December 31, 2018, Mrs. Song was the sole director, President, Chief Financial Officer and Secretary of the Company

(2) Percentage based on 9,894,214 shares of common stock outstanding as of December 31, 2018.

ITEM 13.	Certain Relationships and Related Transaction

Xiuhua Song

During 2018, Ms Song, the Company’s Chief Executive Office and acting Chief Financial Officer, was paid compensation of $60,000.

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

Sales to Shandong Yibao Biologics Co, Ltd for the twelve months ended December 31, 2018 and 2017 were $1,055,516 and $755,910, respectively. The purchases of raw material from Shandong Yibao Biologics Co, Ltd were $0 and $268,571 for the years of 2018 and 2017, respectively. The purchases from Shandong Yibao Biologics are mostly consisted of one raw material, and the sales to Shandong Yibao Biologics are all finished goods.

Sales to Shandong Yibao Import and Export Trade Co, Ltd for the twelve months ended December 31, 2018 and 2017 were $5,983 and $54,019, respectively.

The Company has the following accounts receivable from related parties:

	December 31, 2018	December 31, 2017
Accounts receivable from Shandong Yibao Biologics Co. Ltd.	$67,339	$–
Total	$67,339	$–

The Company has the following customer deposit from related parties:

	December 31, 2018	December 31, 2017
Customer deposit from Shandong Yibao Import & Export Trading Co. Ltd.	1,085	–
Total	$1,085	$–

The Company has the following payables to related parties:

	December 31, 2018	December 31, 2017
To Xiuhua Song	$2,392,258	$2,630,912
To Hengchun Zhang	255,502	270,000
To Qingbao Kong	–	–
To Jinxiang Confucian Food Testing Co, Ltd	58,178	–
Total due to related parties	$2,705,938	$2,900,912

ITEM 14.	Principal Accountant Fees and Services

The Company paid the following fees in each of the prior two fiscal years to its independent certified public accountants, KCCW Accountancy Corp:

	For the Year Ended December 31,
	2018	2017
Audit Fees	$40,000	$41,385
Audit-Related Fees	27,000	33,891
All Other Fees	–	–
Total Fees	$67,000	$75,276

"Audit Fees" consisted of fees billed for services rendered for the audit of the Company’s annual consolidated financial statements included in the Company’s annual reports on Form 10-K and audit related fees are for reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q. Tax fees are for tax preparation and compliance services.

ITEM 15.	Exhibits

a) Exhibits

2.1	Share Exchange Agreement among IPLO, Yibaoccyb and Xiuhua Song dated July 1, 2016 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2016.)
3.1	Articles of Incorporation and bylaws of the Company, as amended. Previously filed as an exhibit to the Company's registration statement on Form S-18, file number 33-17548-NY, as amended on August 7, 1990, and incorporated herein by reference.
3.2	Amendment to the Articles of Incorporation dated November 25, 1997. Previously filed as an exhibit to the Company’s Form 10-KSB filed for the period ended December 31, 2002 and incorporated herein by reference.
3.3	Amendment to the Articles of Incorporation dated February 3, 1998. Previously filed as an exhibit to the Company’s Form 10-KSB filed for the period ended December 31, 2002 and incorporated herein by reference.
3.4	Amendment to the Articles of Incorporation dated January 31, 2002 Previously filed as an exhibit to the Company’s Form 10-KSB filed for the period ended December 31, 2002 and incorporated herein by reference.

3.5	Amendment to the Articles of Incorporation dated July 2, 2007.
3.6	Amendment to the Articles of Incorporation dated December 5, 2016. Previously filed as exhibit 3.1 to the Company’s Form 8-K filed on December 22, 2016.
10.1	Stock Purchase Agreement between IPLO and Xiuhua Song dated May 15, 2016. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2016.)
10.2	Stock Purchase Agreement among IPLO, Standard Resources Ltd., and H&H Glass Inc. dated July 1, 2016. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2016.)
10.3	Consulting Services Agreement between YibaoHK and Shandong Confucian Biologics Co. Ltd. dated August 31, 2016 (Incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.4	Equity Pledge Agreement between YibaoHK, Shandong Confucian Biologics Co. Ltd. and the owners of Shandong Confucian Biologics Co. Ltd. dated August 31, 2016 (Incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.5	Operating Agreement between YibaoHK, Shandong Confucian Biologics Co. Ltd. and the owners of Shandong Confucian Biologics Co. Ltd. dated August 31, 2016 (Incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.6	Voting Rights and Proxy Agreement between YibaoHK, Shandong Confucian Biologics Co. Ltd. and the owners of Shandong Confucian Biologics Co. Ltd. dated August 31, 2016 (Incorporated by reference to Exhibit 99.9 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.7	Option Agreement between YibaoHK, Shandong Confucian Biologics Co. Ltd. and the owners of Shandong Confucian Biologics Co. Ltd. dated August 31, 2016 (Incorporated by reference to Exhibit 99.10 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2016.)
10.8	Employment Agreement between International Packaging and Logistics Group, Inc. and Xiuhua Song dated December 1, 2016. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2016.)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
32*	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YBCC, Inc.

By:	/s/ Xiuhua Song
Xiuhua Song Chief Executive Officer

Dated	April 15, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Xiuhua Song	April 15, 2019
Xiuhua Song Chief Executive Officer,
Principal Financial Officer and Director

YBCC, Inc.

and Subsidiaries

Consolidated Financial Statements

for the Years Ended

December 31, 2018 and 2017

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
YBCC, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of YBCC, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, and comprehensive loss, stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, California

April 15, 2019

YBCC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

Assets

Current assets
Cash and cash equivalents	$50,397	$369,607
Accounts receivable-related party	67,339	–
Inventory	305,161	127,335
Other receivable	36,015	33,251
Advance to suppliers	96,703	20,007
Prepaid expenses	26,047	50,753
Total current assets	581,662	600,953

Property, plant, and equipment - net	2,451,217	2,538,580
Intangible assets - net	672,178	726,043
Deposits	1,330	6,052

Total assets	$3,706,387	$3,871,628

Liabilities and Equity

Current liabilities
Accounts payable	$63,568	$160,625
Accrued expenses	200,197	124,714
Customer deposits	143,556	31,314
Customer deposits-related party	1,085	–
Taxes payable	124,775	92,122
Other payable	141,461	313,806
Other payable-related party	2,705,938	2,900,912
Loan payable	162,423	–
Total current liabilities	3,543,003	3,623,493
Total liabilities	3,543,003	3,623,493

Equity
Convertible preferred shares: $0.0001 par value, 50,000,000 shares authorized, 974,730 series A issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	98	98
Common stock: $0.001 par value, 900,000,000 shares authorized, 9,894,214 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	9,894	9,894
Additional paid in capital	1,162,328	1,162,328
Accumulated foreign currency exchange loss	(57,332)	(36,581)
Accumulated deficit	(1,331,207)	(1,179,676)
Total YBCC, Inc. stockholders' equity	(216,219)	(43,937)
Non-controlling interest	379,603	292,072
Total equity	163,384	248,135
Total liabilities and equity	$3,706,387	$3,871,628

The accompanying notes are integral to these consolidated financial statements.

YBCC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED DECEMBER 31, 2018 AND 2017

	For The Year Ended December 31,
	2018	2017
Revenue	$2,248,254	$2,103,890

Cost of goods sold	1,704,803	1,867,994

Gross profit	543,451	235,896

Operating expenses
Selling expenses	18,590	23,366
General & administrative expenses	590,327	839,874
Total operating expenses	608,917	863,240

Income (loss) from operation	(65,466)	(627,344)

Other income (expense)
Other income (expense)	21,193	24,869
Interest income	211	–
Total other income	21,404	24,869

Income (loss) before income taxes	(44,062)	(602,475)
Provision for income tax	–	–
Net income (loss)	(44,062)	(602,475)

Less: net income (loss) attributable to non-controlling interest	107,469	(31,538)
Net income (loss) attributable to YBCC, Inc. stockholders	$(151,531)	$(570,937)

Net income (loss)	(44,062)	(602,475)

Other Comprehensive Income
Foreign currency translation gain (loss)	(40,689)	20,108

Comprehensive income (loss)	(192,220)	(550,829)

Less: comprehensive income (loss) attributable to non-controlling interest	(19,938)	9,853
Comprehensive income (loss) attributable to YBCC, Inc. stockholders	$(172,282)	$(560,682)

Net income (loss) per share - basic & diluted	$(0.02)	$(0.06)

Weighted average shares outstanding - basic & diluted	9,894,214	9,877,776

The accompanying notes are integral to these consolidated financial statements.

YBCC, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred Stock Series A		Common stock		Additional Paid-In	Subscription received in	Accumulated Other Comprehensive Income	Accumulated Earnings	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	advance	(Loss)	(Deficit)	Interest	Total

Balance as of December 31, 2016	974,730	$98	6,894,214	$6,894	$865,328	$300,000	$(56,689)	$(608,739)	$304,293	$811,185

Issuance of stock for seven individuals			3,000,000	3,000	297,000	(300,000)				–

Foreign currency translation gain							20,108		19,317	39,425

Net income (loss)								(570,937)	(31,538)	(602,476)

Balance as of December 31, 2017	974,730	98	9,894,214	9,894	1,162,328	–	(36,581)	(1,179,676)	292,072	248,135

Foreign currency translation loss							(20,751)		(19,938)	(40,689)

Net income (loss)								(151,531)	107,469	(44,062)

Balance as of December 31, 2018	974,730	$98	9,894,214	$9,894	$1,162,328	$–	$(57,332)	$(1,331,207)	$379,603	$163,384

The accompanying notes are integral to these consolidated financial statements.

YBCC, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2018 AND 2017

	For The Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(44,062)	$(602,475)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	227,316	230,079
Amortization	15,477	15,139

Changes in operating assets and liabilities:
Accounts receivable	–	153,891
Accounts receivable - related party	(70,054)	–
Other receivable	(7,738)	72,916
Advance to suppliers	(80,907)	78,146
Prepaid expenses	24,337	(9,199)
Inventory	(192,111)	31,359
Deposits	4,625	5,920
Accounts payable	(91,998)	83,145
Accrued expense	76,631	51,716
Customer deposit	118,517	7,135
Customer deposit - related party	1,129	(35,325)
Tax payable	39,116	26,063
Other payable	(161,764)	(107,875)
Cash (used in) provided by operating activities	(141,486)	635

Cash flows from investing activities:
Deferred cost	–	15,199
Purchase of property and equipment	(134,127)	(87,199)
Construction in progress	(143,911)	–
Cash used in investing activities	(278,038)	(72,000)

Cash flows from financing activities:
Advance from (repayment to) related party	(62,198)	179,903
Proceeds from (repayment of) short term borrowing	168,973	(90,278)
Net cash provided by financing activities	106,775	89,625

Effects of currency translation on cash and cash equivalents	(6,461)	12,200

Net increase (decrease) in cash and cash equivalents	(319,210)	30,460
Cash and cash equivalents at beginning of period	369,607	339,147
Cash and cash equivalents at end of period	$50,397	$369,607

Supplementary Disclosures of Cash Flow
Cash paid during the year for
Income taxes	$–	$–
Interest	$–	$–

Non-cash investing and financing activities:
Issuance of common stock for subscription received previously	$–	$300,000

The accompanying notes are integral to these consolidated financial statements.

YBCC, INC., AND SUBSIDIARIES

NOTES FOR THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Details of the Company’s structure as of December 31, 2018, is as follow:

Reverse Merger Accounting - Since YBCC and Yibaoccyb were entities under Mrs. Song’s common control prior to the share exchange, the transaction was accounted for as a restructuring transaction in accordance with generally accepted accounting principles in the United States ("GAAP"). YBCC has recast prior period consolidated financial statements to reflect the conveyance of Yibaoccyb’s common shares as if the restructuring transaction had occurred as of the earliest date of the consolidated financial statements.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimate and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates reflected in the consolidated financial statements include allowance for doubtful accounts, allowance for inventory, depreciation, useful lives of property and equipment, deferred income taxes, useful life of intangible assets, and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Cash and Cash Equivalents - For purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents.

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

As of December 31, 2018 and 2017, accounts receivable was $67,339 and $0, respectively. The Company believes that its accounts receivables are fully collectable and determined that an allowance for doubtful accounts was not necessary.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories - Inventory, comprised principally of finished goods, work in progress, raw material and packaging material, are valued at the lower of cost or net realizable value. Cost is determined using first-in, first-out method.

	December 31, 2018	December 31, 2017
Finished goods	$135,996	$7,106
Work in progress	45,012	47,292
Raw materials	87,193	46,902
Packaging material	36,960	26,035
Total	$305,161	$127,335

The Company periodically estimates an inventory allowance for estimated unmarketable inventories. Inventory amounts are reported net of such allowances, if any. There were no allowances for inventory as of December 31, 2018 and 2017.

Property, Plant and Equipment - Property, plant, and equipment are stated at cost less accumulated depreciation. The costs of a constructed asset are accumulated in the account Construction-in-Progress until the asset is placed into service. When the asset is completed and placed into service, the account Construction-in-Progress will be credited for the accumulated costs of the asset and will be debited to the appropriate Property, Plant and Equipment account. Depreciation begins after the asset has been placed into service.

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

Non-Controlling Interest - The Company accounted for its non-controlling interest of 49% in Yibaoccyb as a separate component of equity. In addition, net loss, and components of other comprehensive income are attributed to both the Company and non-controlling interest.

Revenue Recognition - We account for a contract with a customer when the written contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Substantially all of our revenue is derived by fulfilling customer orders for the purchase of our products under contracts which contain a single performance obligation, to supply continually defined quantities of product at fixed prices. We account for shipping and handling activities that occur before the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service. We recognize revenue at the point in time that control of the ordered product(s) is transferred to the customer, which is upon delivery to the customer, or its designee at a customer location or other customer-designated delivery point.

Amounts billed and due from our customers are classified as accounts receivables on our consolidated balance sheets and require payment on a short-term basis. Invoices are generally issued at the point control transfers and substantially all of our invoices are due within 30 days or less. Periodically, we require payment prior to the point in time we recognize revenue. Amounts received from customers prior to revenue recognition on a contract are contract liabilities, are classified as customer deposit on our consolidated balance sheets and are typically applied to an invoice within 30 days of receipt. There were around $0.14 million in customer deposit as of December 31, 2018.

Cost of goods sold - Cost of goods sold includes cost of inventory sold during the period, net of discounts and inventory allowances, freight and shipping costs, warranty and rework costs, and sales tax.

Impairment of Long-Lived Assets - The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets. There are no impairment of our long-lived assets for the year ended 2018 and 2017.

Income Taxes - The Company adopts FASB ASC Topic 740, "Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB ASC Topic 740”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As of December 31, 2018 and 2017, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

December 31, 2018
Balance sheet	RMB 6.88 to US $1.00
Statement of operation and other comprehensive income	RMB 6.61 to US $1.00
December 31, 2017
Balance sheet	RMB 6.51 to US $1.00
Statement of operation and other comprehensive income	RMB 6.76 to US $1.00

Fair Value of Financial Instruments - FASB ASC 820, “Fair Value Measurement” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs - Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs - Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs - Inputs based on valuation techniques that are both unobservable and significant to the overall fair value measurements.

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

Net Earnings(loss) Per Share - Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic earnings per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive. In this case, the Preferred Shares would not be dilutive since the conversion price is $3.00 and the quoted price is significantly lower than the conversion price. Therefore, there were no dilutive securities for the years ending December 31, 2018 and 2017, respectively.

Reclassifications - Certain classifications have been made to the prior year consolidated financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Recent Accounting Pronouncements

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The Company has adopted this ASU and its adoption did not have a material effect on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company has adopted this ASU and its adoption did not have a material effect on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. These amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company has adopted this ASU and its adoption did not have a material effect on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”.  These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted this ASU and its adoption did not have a material effect on its consolidated financial statements.

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

NOte 2 - going concern

The Company sustained operating losses of $44,062 and $602,475 during the years ended December 31, 2018 and 2017, respectively. The Company has accumulated deficit of $1,331,207 and $1,179,676 as of December 31, 2018 and 2017, respectively. Working capital deficits amounted to $2,961,341 and $3,022,540 as of December 31, 2018 and 2017, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOte 3 - concentration of credit risk

We maintain our cash balance in several banks in China and United States. The consolidated cash balances as of December 31, 2018, and 2017 were $50,397 and $369,607 respectively. The cash balances in China as of December 31, 2018 and 2017 are $41,831 and $307,361 respectively. The accounts in China were not insured which we believe were exposed to credit risks on cash. Our U.S. bank accounts are maintained at Wells Fargo and American First National Bank, as of December 31, 2018, and the balance of $8,566 is within federal insured limit of $250,000.

NOTe 4 - other receivable

Total other receivable consists of balance of VAT receivable of $36,015 and $33,251 as of December 31, 2018 and 2017, respectively.

NOTe 5 - prepaid expenses

Prepaid expenses were comprised of the following:

	December 31, 2018	December 31, 2017
Utilities	$1,454	$1,537
Professional fee	24,593	44,974
Other	–	4,242
Total	$26,047	$50,753

Note 6 - property, plant and equipment

Property, plant and equipment as of December 31, 2018 and 2017 are summarized as following:

	December 31, 2018	December 31, 2017
Buildings	$1,756,860	$1,858,989
Leasehold improvement	14,254	–
Vehicles	11,272	11,912
Manufacturing equipment	1,186,877	1,133,045
Office equipment	89,191	93,961
Construction in process	140,637	–
Property, plant, and equipment - total	3,199,091	3,097,907
Less: accumulated depreciation	(747,874)	(559,327)
Fixed assets, net	$2,451,217	$2,538,580

For the years ended December 31, 2018 and 2017, depreciation expense was $227,316 and $230,079, respectively.

note 7 - intangible assets -net

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder to use the land for 50 years and enjoys all the incidents of ownership of the land. As of December 31, 2018, and December 31, 2017, the land use rights net of accumulated amortization was $672,178 and $726,043, respectively. The use term was 50 years.

The summary of land use rights as of December 31, 2018 and 2017 are summarized as following:

The land use right term	December 31, 2018	December 31, 2017
May, 2013 - Apr, 2063	$523,619	$553,332
Dec, 2015 - Sep, 2065	196,349	207,491
Dec, 2015 - Sep, 2065	23,896	25,252
Intangible assets- total	743,864	786,075
Less: accumulated amortization	(71,686)	(60,032)
Intangible assets, net	$672,178	$726,043

For the year ended December 31, 2018 and 2017, amortization expense was $15,477 and $15,139, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company does not have known future commitments.

NOTE 9 - INCOME TAX

At December 31, 2018 and 2017, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions. The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying statements of operations. There was no accrued interest or penalties as of December 31, 2018 or 2017.

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

	For the Years Ended
	December 31,
	2018	2017
Current
USA	$–	$–
China	39,953	–

Deferred
USA
Deferred tax assets for NOL carryforwards	55,311	113,003
Valuation allowance	(55,311)	(113,003)
Net changes in deferred income tax under non-current portion	–	–

China
NOL carryforwards	(39,953)	8,207
Valuation allowance	–	(8,207)
Net changes in deferred income tax under non-current portion	(39,953)	–

Total provision for income tax	$–	$–

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Deferred Tax Assets:
Net operating loss carry forwards	208,236	170,449
Valuation allowance	(208,236)	(170,449)
Net deferred tax assets	–	–

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax in the PRC is as follows:

	December 31, 2018		December 31, 2017
Tax expense at statutory rate-US	21%		34%
Foreign income not recognized in the US	(21%	)	(34%	)
PRC enterprise income tax rate	25%		25%
Loss not subject to income tax	(25%	)	(25%	)
Effective income tax rates	–		–

On December 22, 2017, the Tax Cuts and Jobs Act (the TCJA) was enacted, significantly altering U.S. corporate income tax law. The SEC issued Staff Accounting Bulletin 118, which allows companies to record reasonable estimates of enactment impacts where all of the underlying analysis and calculations are not yet complete. The provisional estimates must be finalized within a one-year measurement period. The Company reduced its net domestic deferred tax asset balance by $55,311 due to the reduction in corporate tax rate from 34% to 21%. These adjustments are fully offset by a change in the Company’s U.S. valuation allowance. The U.S. holding had operating loss carryforwards for federal income tax purposes of $681,591 approximately, which will expire in 2037. The statute of limitations for the 2016 tax year expires in 2020.

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

Series B Preferred Shares

During the year ended December 31, 2015, the Company received the 400,000 shares of Series B Preferred Shares being returned to the Company. As a result, there were no shares of Series B Preferred Shares issued and outstanding as of December 31, 2018 and 2017.

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

Non-controlling interest consisted of the following:

	December 31,	December 31,
	2018	2017
Beginning balance	$292,072	$304,291
Net income (loss) attributed to non-controlling interest	107,469	(31,538)
Foreign currency translation loss (gain) attributable to non-controlling interest	(19,938)	19,319
Ending balance	$379,603	$292,072

note 12 - related party transactions

The Company has received sales income from Shandong Yibao Biologics Co, Ltd for the twelve months ended December 31, 2018 and 2017 were $1,055,516 and $755,910, respectively. The purchases of raw material from Shandong Yibao Biologics Co, Ltd were $0 and $268,571 for the years of 2018 and 2017, respectively. The purchases from Shandong Yibao Biologics are mostly consisted of one raw material, and the sales to Shandong Yibao Biologics are all finished goods.

The company has received sales income from Shandong Yibao Import and Export Trade Co, Ltd for the twelve months ended December 31, 2018 and 2017 were $5,983 and $54,019.

The Company has the following payables to related parties:

	December 31, 2018	December 31, 2017
To Xiuhua Song	$2,392,258	$2,630,912
To Hengchun Zhang	255,502	270,000
To Quingbao Kong	–	–
To Jinxiang Confucian Food Testing Co, Ltd	58,178	–
Total due to related parties	$2,705,938	$2,900,912

NOTE 13 - MAJOR SUPPLIERS AND CUSTOMERS

The Company had one major vendor to purchases its inventory and packaging supplies from, which accounted for 14% of the total purchases in year ended December 31, 2018.

The Company had three major customers for the year ended December 31, 2018: Shandong Yibao Biologics Co, Ltd accounted for 40% of revenue, Anhui Xiancheng Import and Export Company accounted for 29% of revenue, and Ping Xiang Import and Export Company accounted for 15% of revenue for the year ended December 31, 2018.

The Company purchased majority of its inventory and packaging supplies from four suppliers which accounted for 57.59% of the total purchases in year ended December 31, 2017.

The Company had three major customers for the year ended December 31, 2017: Shandong Yibao Biologics Co, Ltd accounted for 31.08% of revenue, Nanjing Hejian Trading Co, Ltd. accounted for 15.56% of revenue, and Ping Xiang Import and Export Company accounted for 13.63% of revenue for the year ended December 31, 2017.

NOTE 14 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 15, 2019, the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2018 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

