Form 10-Q
period 2019-03-31
YBCC, Inc.
filed 2019-06-11
CIK 822997

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019 or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 000-21384

YBCC, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	13-3367421
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

17800 Castleton Street, Suite 386, City of Industry, California

(Address of Principal Executive Offices)

91748

(Zip Code)

(626) 213-3945

(Registrant’s Telephone Number, Including Area Code)

___________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes          ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The number of shares outstanding of the Issuer’s common stock as of June 7, 2019 was 9,894,214.

YBCC, Inc.

and Subsidiaries

FORM 10-Q for the Quarter Ended March 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YBCC, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$37,447	$50,397
Accounts receivable	214,442	–
Accounts receivable - related party	38,741	67,339
Inventory - net	320,586	305,161
Other receivable	34,892	36,015
Advance to suppliers	5,358	96,703
Prepaid expenses	28,436	26,047
Total current assets	679,902	581,662

Property, plant, and equipment - net	2,485,360	2,451,217
Intangible assets - net	684,823	672,178
Other assets	1,362	1,330
Total assets	$3,851,447	$3,706,387

Liabilities and Equity

Current liabilities
Accounts payable	$147,735	$63,568
Accrued expenses	213,086	200,197
Customer deposits	23,590	143,556
Customer deposits - related party	1,111	1,085
Taxes payable	130,923	124,775
Other payable	141,840	141,461
Other payable - related parties	2,873,230	2,705,938
Loan payable	166,400	162,423
Total current liabilities	3,697,915	3,543,003
Total liabilities	3,697,915	3,543,003

Equity
Convertible preferred stock, $0.0001 par value, 50,000,000 shares authorized, 974,730 series A issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	98	98
Common stock, $0.001 par value, 900,000,000 shares authorized, 9,894,214 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	9,894	9,894
Additional paid-in capital	1,162,328	1,162,328
Accumulated other comprehensive loss	(47,550)	(57,332)
Accumulated deficit	(1,373,337)	(1,331,207)
Total YBCC, Inc. stockholders' equity	(248,567)	(216,219)
Non-controlling interest	402,099	379,603
Total equity	153,532	163,384
Total liabilities and equity	$3,851,447	$3,706,387

See accompanying notes to these unaudited consolidated financial statements

YBCC, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For The Three Months Ended March 31,
	2019	2018
Sales revenue	$599,699	$261,180
Cost of goods sold	492,231	219,253
Gross profit	107,468	41,927

Operating expenses
Selling expenses	2,396	3,080
General & administrative expenses	130,860	144,010
Total operating expenses	133,256	147,090

Loss from operations	(25,788)	(105,163)

Other income (expenses):
Interest income	48	–
Other - net	(1,587)	(5,031)
Total other expenses	(1,539)	(5,031)

Loss before income taxes	(27,327)	(110,194)
Provision for income tax	(1,705)	–
Net loss	(29,032)	(110,194)

Less: Net income (loss) attributable to non-controlling interest	13,098	(20,339)
Net loss attributable to YBCC, Inc. stockholders	$(42,130)	$(89,855)

Net loss	$(29,032)	$(110,194)

Other comprehensive income
Foreign currency translation gain	19,180	21,759

Comprehensive loss	(9,852)	(88,436)
Less: comprehensive income (loss) attributable to non-controlling interest	22,496	(9,677)

Comprehensive loss attributable to YBCC, Inc. stockholders	$(32,348)	$(78,758)

Loss per weighted average share of common stock - basic & diluted	$(0.00)	$(0.01)

Weighted average share outstanding - basic & diluted	9,894,214	9,894,214

See accompanying notes to these unaudited consolidated financial statements

YBCC, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Preferred Stock Series A		Common stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Interest	Equity

Balance as of December 31, 2017	974,730	$98	9,894,214	$9,894	$1,162,328	$(36,581)	$(1,179,676)	$292,072	$248,135

Foreign currency translation gain						11,097		10,662	21,759

Net loss							(89,856)	(20,339)	(110,195)

Balance as of March 31, 2018	974,730	$98	9,894,214	$9,894	$1,162,328	$(25,484)	$(1,269,532)	$282,395	$159,699

Balance as of December 31, 2018	974,730	$98	9,894,214	$9,894	$1,162,328	$(57,332)	$(1,331,207)	$379,603	$163,384

Foreign currency translation gain						9,782		9,398	19,180

Net (loss) income							(42,130)	13,098	(29,032)

Balance as of March 31, 2019	974,730	$98	9,894,214	$9,894	$1,162,328	$(47,550)	$(1,373,337)	$402,099	$153,532

See accompanying notes to these unaudited consolidated financial statements

YBCC, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended March 31,
	2019	2018

Operating activities
Net loss	$(29,032)	$(110,194)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	58,053	57,503
Amortization	3,791	4,025

Changes in operating assets and liabilities:
Accounts receivable	(213,377)	(63,605)
Accounts receivable-related party	30,096	(13,221)
Other receivable	3,826	(13,388)
Advance to suppliers	93,247	(103,100)
Prepaid expenses	(2,313)	1,122
Inventory	(7,914)	(132,744)
Accounts payable	82,201	(96,100)
Accrued expense	12,411	41,469
Customer deposit	(122,868)	92,230
Tax payable	3,079	5,065
Other payable	(3,069)	(35,256)
Net cash used in operating activities	(91,869)	(366,194)

Cash flow from investing activities:
Purchase of property and equipment	(32,399)	(5,123)
Net cash used in investing activities	(32,399)	(5,123)

Cash flow from financing activities:
Advance from related party	188,981	10,000
Repayment to related party	(78,580)	–
Loan from unrelated party	–	65,318
Net cash provided by financing activities	110,401	75,318

Effects of currency translation on cash and cash equivalents	917	7,764

Net decrease in cash and cash equivalents	(12,950)	(288,235)
Cash and cash equivalents at beginning of the period	50,397	369,607
Cash and cash equivalents at end of the period	$37,447	$81,372

Supplementary Disclosures of Cash Flow
Cash paid during the periods for
Income taxes	$–	$–
Interest	$–	$–

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

Details of the Company’s structure as of March 31, 2019 is as follow:

Reverse Merger Accounting – Since YBCC and Yibaoccyb were entities under Mrs. Song’s common control prior to the share exchange, the transaction was accounted for as a restructuring transaction in accordance with generally accepted accounting principles in the United States of America ("GAAP"). YBCC has recast prior period unaudited consolidated financial statements to reflect the conveyance of Yibaoccyb’s common shares as if the restructuring transaction had occurred as of the earliest date of the unaudited consolidated financial statements.

Basis of Accounting and Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete audited financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2018, included in our 2018 Annual Report on Form 10-K filed with the SEC. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or for any future period.

Principles of Consolidation - The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. Confucian’s functional currency is Chinese Renminbi (RMB), however, the accompanying unaudited consolidated financial statements have been re-measured and presented in United States Dollars ($).

The unaudited consolidated financial statements include the accounts of YBCC and its subsidiaries. The Company’s subsidiaries include 51% of Yibaoccyb, YibaoHK and Confucian, of which 49% of Yibaoccyb’s consolidated operating results was shown in non-controlling interest on the consolidated balance sheets.

Intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates - The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimate and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates reflected in the consolidated financial statements include allowance for doubtful accounts, allowance for inventory, depreciation, useful lives of property and equipment, deferred income taxes, useful life of intangible assets, and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the unaudited consolidated financial statements in the period they are determined to be necessary.

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

As of March 31, 2019 and December 31, 2018, accounts receivable were $214,442 and $0, respectively. The Company believes that its accounts receivables are fully collectable and determined that an allowance for doubtful accounts was not necessary.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories - Inventory is valued at the lower of cost or net realizable value. Cost is determined using first-in, first-out method.

Inventory, comprised principally of finished goods, raw material and packaging material, are valued at the lower of cost or market.

	March 31, 2019	December 31, 2018
Finished goods	$63,886	$135,996
Work in progress	52,781	45,012
Raw materials	143,094	87,193
Packaging material	60,825	36,960
Total	$320,586	$305,161

The Company periodically estimates an inventory allowance for estimated unmarketable inventories. Inventory amounts are reported net of such allowances, if any. There were no allowances for inventory as of March 31, 2019 and December 31, 2018.

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

Amounts billed and due from our customers are classified as accounts receivables on our consolidated balance sheets and require payment on a short-term basis. Invoices are generally issued at the point control transfers and substantially all of our invoices are due within 30 days or less. Periodically, we require payment prior to the point in time we recognize revenue. Amounts received from customers prior to revenue recognition on a contract are contract liabilities, are classified as customer deposit on our consolidated balance sheets and are typically applied to an invoice within 30 days of receipt. As of March 31, 2019 and December 31, 2018, the Company had customer deposits (including related party deposit) of $24,701 and $144,641, respectively.

Cost of goods sold- Cost of goods sold includes cost of inventory sold during the period, net of discounts and inventory allowances, freight and shipping costs, warranty and rework costs, and sales tax.

Impairment of Long-Live Assets – The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets. There is no impairment loss of our long-lived assets recognized for the three months ended March 31, 2019 and 2018, respectively.

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

In accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB ASC Topic 740”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As of March 31, 2019, and December 31, 2018, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet
Balance sheet as of March 31, 2019	RMB 6.71 to US $1.00
Balance sheet as of December 31, 2018	RMB 6.88 to US $1.00

Statement of operation and other comprehensive income
Statement of operation and other comprehensive income for three months ended March 31, 2019	RMB 6.74 to US $1.00
Statement of operation and other comprehensive income for three months ended March 31, 2018	RMB 6.35 to US $1.00

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts and other receivable, prepaid expenses, accounts payable, taxes payable, and other payables, approximated their fair values due to the short maturity of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Net Earnings (Loss) Per Share – Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic earnings per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive. In this case, the Preferred Shares would not be dilutive since the conversion price is $3.00 and the quoted price is significantly lower than the conversion price. Therefore, there were no dilutive securities for the three months ended March 31, 2019 and 2018, respectively.

Reclassifications – Certain classifications have been made to the prior year consolidated financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Recent Accounting Pronouncements – In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In June 2016, the FASB issued ASC Update No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). This Update requires an entity to estimate probable credit losses of financial instruments. The estimated losses and subsequent adjustments to such loss estimate will be recorded through an allowance account which is deducted from the amortized cost of the financial instruments. This guidance is effective for fiscal years, and interim periods beginning after December 15, 2019. Early adoption is permitted for periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOte 2 - going concern

The Company sustained net losses of $29,032 and $110,194 during the three months ended March 31, 2019 and 2018, respectively. The Company has accumulated deficit of $1,373,337 and $1,331,207 as of March 31, 2019 and December 31, 2018, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of the Company’s products, (3) short-term and long-term borrowings from banks, and (4) short-term borrowings from stockholders or other related parties when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

NOte 3 - concentration of credit risk

We maintain our cash balance in several banks in China and United States. The consolidated cash balances as of March 31, 2019 and December 31, 2018 were $37,447 and $50,397, respectively. The cash balances in China as of March 31, 2019 and December 31, 2018 were $21,255 and $41,831, respectively. In China, a depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”) which were within the insured limit. The cash balances in our US account as of March 31, 2019 and December 31, 2018 were $16,192 and $8,566, respectively, which were within federal insured limit of $250,000.

NOTe 4 - other receivable

Total other receivable consists of balances of VAT receivable of $34,892 and $36,015 as of March 31, 2019 and December 31, 2018, respectively.

Note 5 - property, plant and equipment

Property, plant and equipment as of March 31, 2019 and December 31, 2018 are summarized as following:

	March 31, 2019	December 31, 2018
Buildings	$1,799,871	$1,756,860
Leasehold improvement	16,963	14,254
Vehicles	11,548	11,272
Manufacturing equipment	1,390,214	1,186,877
Office equipment	91,249	89,191
Construction in process	–	140,637
Property, plant, and equipment - total	3,309,845	3,199,091
Less: accumulated depreciation	(824,485)	(747,874)
Fixed assets, net	$2,485,360	$2,451,217

For the three months ended March 31, 2019 and 2018, depreciation expenses were $58,053 and $57,503, respectively.

note 6 - intangible assets -net

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder to use the land for 50 years and enjoys all the incidents of ownership of the land.

The summary of land use rights as of March 31, 2019 and December 31, 2018 are summarized as following:

The land use right term	March 31, 2019	December 31, 2018
May, 2013 - Apr. 2063	$536,438	$523,619
Dec. 2015 - Sept. 2065	201,156	196,349
Dec. 2015 – Sept. 2065	24,480	23,896
Intangible assets- total	762,074	743,864
Less: accumulated amortization	(77,251)	(71,686)
Intangible assets, net	$684,823	$672,178

For the three months ended March 31, 2019 and 2018, amortization expenses were $3,791 and $4,025, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company does not have known future commitments

NOTE 8 - INCOME TAX

The Company’s income tax expense is mainly contributed by its subsidiaries in PRC. Under the Law of People’s Republic of China on Enterprise Income Tax, domestically owned enterprises and foreign-invested enterprises are subject to a uniform tax rate of 25%. A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax in the PRC is as follows:

	March 31	March 31
	2019	2018
Tax expense at statutory rate-US	21%	21%
Foreign statutory income tax rate difference	(4)%	0%
Valuation Allowance	(43)%	(85)%
Utilization of net operating loss deduction	20%	0%
Effective income tax rates	(6)%	0%

The Company recorded $1,705 and nil of income tax expense for the three months period ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets. As of March 31, 2019 and December 31, 2018, the aggregate balances of our gross unrecognized tax benefits were $210,155 and $208,236, respectively, of which a valuation allowance recognized against the unrecognized tax benefits.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions. The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying statements of operations. There was no accrued interest or penalties as of March 31, 2019 and December 31, 2018.

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination.

The 2017 Tax Cuts and Jobs Act creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return. The Company has elected to recognize the tax on GILTI in the period the tax is incurred. For the three months ended March 31, 2019 and 2018, no GILTI tax obligation existed and the GILTI tax expense was nil.

NOTE 9 - NON-CONTROLLING INTEREST

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

Non-controlling interest consisted of the following:

	March 31,	December 31,
	2019	2018
Beginning balance	$379,603	$292,072
Net income attributed to non-controlling interest	13,098	107,469
Foreign currency translation gain (loss) attributable to non-controlling interest	9,398	(19,938)
Ending balance	$402,099	$379,603

note 10 - related party transactions

Name of Entity or Individual	Relationship with the Company and subsidiaries
Wenxiu Song	Owner of Confucian
Hengchun Zhang	Owner of Confucian
Xiuhua Song	CEO and Director
Shandong Yibao Biologics Co, Ltd	Affiliated company with common shareholders
Shandong Yibao Import & Export Trading Co, Ltd	Affiliated company with common shareholders
Jinxiang Confucian Food Testing Co, Ltd	Affiliated company with common shareholders

Sales revenue:

	For the Three Months Ended March 31,
	2019	2018
Shandong Yibao Biologics Co. Ltd	$141,607	$128,612
Total	$141,607	$128,612

Accounts receivable:

	March 31, 2019	December 31, 2018
Shandong Yibao Biologics Co. Ltd	$38,741	$67,339
Total	$38,741	$67,339

Customer deposit:

	March 31, 2019	December 31, 2018
Shandong Yibao Import & Export Trading Co. Ltd	$1,111	$1,085
Total	$1,111	$1,085

The Company has the following payables to related parties:

	March 31, 2019	December 31, 2018
To Xiuhua Song	$2,486,607	$2,392,258
To Hengchun Zhang	182,784	255,502
To Shandong Yibao Biologics Co. Ltd.	144,237	–
To Jinxiang Confucian food Testing Co. Ltd.	59,602	58,178
Total	$2,873,230	$2,705,938

As of March 31, 2019 and December 31, 2018, the Company had a total amount of $2,873,230 and $2,705,938 due to related parties, respectively. The amounts were non-interest bearing and due upon demand.

NOTE 11 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases majority of its inventory and packaging supplies from three suppliers which accounted for 27.81%, 19.26% and 11.47% of the total purchases for the three months ended March 31, 2019.

The Company had four major customers for the three months ended March 31, 2019: Ping Xiang Import and Export Company accounted for 27.55% of revenue, Lianyungang Kangia International Co Ltd. accounted for 21.42% of revenue, Shandong Yibao Biologics accounted for 20.36% of revenue and Anhui Xiancheng Import and Export Company accounted for 14.58% of revenue for the three months ended March 31, 2019.

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

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through June 7, 2019, the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2019 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended December 31, 2018 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

Results of Operations

Three Months Ending March 31, 2019 Compared to March 31, 2018

Revenue:

For the three months ended March 31, 2019 and 2018, revenues were $599,699 and $261,180 respectively, for an increase of $338,519 over the same period in 2018. The increase is mainly due to the increase in the number of customers and the increase in demand from consumers for healthy and beauty products.

Cost of Goods Sold:

Cost of goods sold for the three months ended March 31, 2019 and 2018 were $492,231 and $219,253 respectively, for an increase of $272,978 over the same period in 2018. This increase is mainly due to the increase of sales orders, production is increased accordingly.

Gross Profit:

Gross profit was $107,468 and $41,927 for the three months ended March 31, 2019 and 2018, an increase of $65,541 over the same period in 2018. The gross profit margin as a percent of sales for the three months ending March 31, 2019 and 2018 was 18% and 16% respectively, with an increase of 2% mainly due to improved worker proficiency and improved production management.

Operating Expenses:

Operating expenses for the three-month period ended March 31, 2019 and 2018 were $133,256 and $147,090 respectively for a decrease of $13,834 or 9% from the same period of prior year. The major expenses for the three-month period ended March 31, 2019 and 2018 consist of payroll, professional fees and depreciation. The decrease of $13,834 was mainly due to a decrease in payroll expense of $21,147.

Other Income (Expense):

Other income (expense) consists of interest income and expenses and other non-operation related income and expenses. Other income (expense) for the three months ended March 31, 2019 and 2018 were ($1,539) and ($5,031) respectively for a decrease of $3,492 compared to the same period in 2018.

Liquidity and Capital Resources

The Company suffered recurring losses from operations and has an accumulated deficit of $1,373,337 at March 31, 2019. The Company has a cash balance of $37,447 and a negative working capital of $3,018,013 as of March 31, 2019. The Company has incurred losses of $29,032 and $110,194 for the three months ended March 31, 2019 and 2018, respectively. The Company has not continually generated significant revenues. Unless our operations continue to generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Net cash used in operating activities for the three months ended March 31, 2019 amounted to $91,869, compared to $366,194 used in operating activities for the three months ended March 31, 2018. The decrease of $274,325 in the net cash used in our operating activities was primarily due to the decrease in the change of net loss of $81,162 from operations, decease in the change of accounts receivable-related party of $43,317, decrease in the change of other receivable of $17,214, decrease in the change of advance to suppliers of $196,347, decrease in the change of inventory of $124,830, decrease in the change of accounts payable of $178,301, and decrease in change of other payable of $32,187; partially offset by the increase in accounts receivable of $149,772, increase in change of prepaid expense of $3,435, increase in change of accrued expenses of $29,058, and increase in the change of customer deposit of $215,098.

Net cash used in investing activities for the three months ended March 31, 2019 amounted at $32,399 compared to net cash used in investing activities of $5,123 for the three months ended March 31, 2018, resulting in an increase of $27,276. The increase was mainly due to decrease of construction in process for three months ended March 31, 2019 by $143,364; partially offset by increase of purchase of property and equipment by $170,640.

Net cash provided by financing activities for the three months ended March 31, 2019 amounted at $110,401, compared to net cash provided by financing activities of $75,318 for the three months ended March 31, 2018, resulting in a net increase of $35,083. The increase in net cash provided by financing activities was mainly due to advances received from a related party.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	Quantitative and Qualitative Disclosures about Mark Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

As of March 31, 2019, we conducted an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2019.

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

YBCC, INC.
(Registrant)

Dated: June 11, 2019	By:	/s/ Xiuhua song
Xiuhua Song
Chief Executive Officer
Principal Financial Officer and Director

